Form 10-Q
period 2000-03-31
LIVEPERSON INC
filed 2000-05-16
CIK 1102993

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:   0-30141

                                LivePerson, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     13-3861628
----------------------------------------          ------------------------------
    (State or Other Jurisdiction of                        (IRS Employer
    Incorporation or Organization)                      Identification No.)

       462 Seventh Avenue, 10th Floor
             New York, New York                             10018-7606
------------------------------------------        ------------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 277-8950
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                      No       X
   --------------          ------------

         As of April 12, 2000, there were 29,358,869 shares of the issuer's common stock outstanding.

                                LIVEPERSON, INC.
                                 MARCH 31, 2000
                                   FORM 10-Q
                                     INDEX

                                                                                                    PAGE

PART I.  FINANCIAL INFORMATION...................................................................   1

ITEM 1.  CONDENSED FINANCIAL STATEMENTS..........................................................   1

         Condensed Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.........   1

         Unaudited Condensed Statements of Operations for the three months ended
           March 31, 2000 and 1999...............................................................   2

         Unaudited Condensed Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999...............................................................   3

         Notes to Unaudited Interim Condensed Financial Statements...............................   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................  34


PART II.  OTHER INFORMATION......................................................................  34

ITEM 1.  LEGAL PROCEEDINGS.......................................................................  34

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................  34

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................  35

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................  35

ITEM 5.  OTHER INFORMATION.......................................................................  36

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.........................................................  36

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                LIVEPERSON, INC.

                            CONDENSED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................     $  8,901          $14,944
    Marketable securities ..................................       15,058               --
    Accounts receivable, net................................          637              465
    Prepaid expenses and other current assets...............        1,021              597
                                                                 --------          -------
        Total current assets................................       25,617           16,006
Property and equipment, net.................................        7,506            2,457
Security deposits...........................................          254              487
Deferred offering costs.....................................        1,590              140
Deferred costs, net.........................................          885              480
                                                                 --------          -------
        Total assets........................................     $ 35,852          $19,570
                                                                 ========          =======
       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable........................................     $  4,112          $ 1,776
    Accrued expenses........................................        2,336              689
    Deferred revenue........................................          398              161
                                                                 --------          -------
        Total current liabilities...........................        6,846            2,626
                                                                 --------          -------
Commitments and contingencies

Series C redeemable convertible preferred stock, $.001 par
  value; 5,132,433 shares authorized, issued and
  outstanding at March 31, 2000 and December 31, 1999;
  with an aggregate liquidation preference of $18,990.......       18,990           18,990
Series D redeemable convertible preferred stock, $.001 par
  value; 3,157,895 shares authorized, issued and outstanding at March 31, 2000; with an aggregate liquidation
  preference of $18,000; no shares authorized, issued and
  outstanding at December 31, 1999..........................       18,000               --

Stockholders' deficit:
    Series A convertible preferred stock, $.001 par value;
     2,541,667 shares authorized, issued and outstanding at
     March 31, 2000 and December 31, 1999; with an aggregate
     liquidation preference of $3,000.......................            3                3
    Series B convertible preferred stock $.001 par value;
     1,142,857 shares authorized, issued and outstanding
     at March 31, 2000 and December 31, 1999; with an
     aggregate liquidation preference of $1,600.............            1                1
    Common stock, $.001 par value; 100,000,000 shares
     authorized, 7,377,596 shares issued and outstanding
     at March 31, 2000; 30,000,000 shares authorized,
     7,092,000 shares issued and outstanding at
     December 31, 1999......................................            7                7
    Additional paid-in capital..............................       31,866           12,420
    Deferred compensation...................................      (17,454)          (4,644)
    Accumulated deficit.....................................      (22,407)          (9,833)
                                                                 --------          -------
        Total stockholders' deficit.........................       (7,984)          (2,046)
                                                                 --------          -------
        Total liabilities and stockholders' deficit.........     $ 35,852          $19,570
                                                                 ========          =======

   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
Revenue:
    Service revenue.........................................  $      774   $        15
    Programming revenue.....................................          --             9
                                                              ----------   -----------
        Total revenue.......................................         774            24
                                                              ----------   -----------
Operating expenses:
    Cost of revenue.........................................       1,190            24
    Product development.....................................       1,767           139
    Sales and marketing, exclusive of $756 and $0 reported
      below as non-cash expenses............................       3,425            51
    General and administrative, exclusive of $5,200 and $50
      reported below as non-cash expenses...................       1,300           158
    Non-cash expenses.......................................       5,956            50
                                                              ----------   -----------
        Total operating expenses............................      13,638           422
                                                              ----------   -----------
Loss from operations........................................     (12,864)         (398)
                                                              ----------   -----------
Other income (expense):
    Interest income.........................................         291            20
    Interest expense........................................          --            (1)
                                                              ----------   -----------
        Total other income (expense), net...................         291            19
                                                              ----------   -----------
Net loss....................................................     (12,573)         (379)
Non-cash preferred stock dividend...........................      18,000            --
                                                              ----------   -----------
Net loss attributable to common stockholders................  $  (30,573)  $      (379)
                                                              ==========   ===========
Basic and diluted net loss per common share.................  $    (4.15)  $     (0.05)
                                                              ==========   ===========
Weighted average shares outstanding used in basic and
  diluted net loss per common share calculation.............   7,362,000     7,092,000
                                                              ==========   ===========

   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
    Net loss................................................  $(12,573)  $  (379)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Non-cash expenses...................................     5,968        50
        Depreciation........................................       240        --
        Provision for doubtful accounts.....................        20        --
Changes in operating assets and liabilities:
    Accounts receivable.....................................      (192)      (18)
    Prepaid expenses and other current assets...............      (424)       --
    Security deposits.......................................       233        --
    Accounts payable........................................     2,336        95
    Accrued expenses........................................     1,647        28
    Deferred revenue........................................       237         4
                                                              --------   -------
        Net cash used in operating activities...............    (2,508)     (220)
                                                              --------   -------

Cash flows from investing activities:
    Purchases of property and equipment.....................    (5,289)       --
    Purchase of investment securities available for sale....   (15,058)       --
                                                              --------   -------
        Net cash used in investing activities...............   (20,347)       --
                                                              --------   -------

Cash flows from financing activities:
    Net proceeds from issuance of Series A, B, C and D
     preferred stock and warrants to acquire common
     stock..................................................    17,918     3,002
    Proceeds from issuance of note payable..................        --      (100)
    Net proceeds from issuance of common stock in connection
     with the exercise of warrants and options..............       344        --
    Deferred offering costs.................................    (1,450)       --
                                                              --------   -------
        Net cash provided by financing activities...........    16,812     2,902
                                                              --------   -------
        Net (decrease) increase in cash and cash
        equivalents.........................................    (6,043)    2,682
    Cash and cash equivalents at the beginning of the
     period.................................................    14,944       107
                                                              --------   -------
    Cash and cash equivalents at the end of the period......  $  8,901   $ 2,789
                                                              ========   =======


   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

           NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    (A) SUMMARY OF OPERATIONS

    LivePerson, Inc. (the "Company" or "LivePerson"), was incorporated in the State of Delaware in 1995 under the name of Sybarite Interactive Inc. The Company, which commenced operations in 1996, changed its name to Live Person, Inc. in January 1999 and to LivePerson, Inc. in March 2000. The Company offers the LivePerson service, which facilitates real-time sales and customer service for companies doing business on the Internet.

    The Company generates revenues from the sale of the LivePerson service. Prior to November 1998, when the LivePerson service was introduced, the Company provided services primarily related to Web-based community programming and media design.

    (B) UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying interim condensed financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of LivePerson, Inc. as of March 31, 2000 and the results of operations and cash flows for the interim periods ended March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on April 6, 2000.

    (C) INITIAL PUBLIC OFFERING

    On April 12, 2000, the Company consummated its initial public offering (the "IPO"), which resulted in the issuance of 4,000,000 shares of its common stock at $8.00 per share and realized net proceeds to the Company before expenses of $29,760.

    (D) USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (E) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (F) LETTERS OF CREDIT

    The Company is contingently liable under standby letters of credit totaling approximately $2,300 at March 31, 2000. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

    (G) REVENUE RECOGNITION

    Prior to November 1998, when the LivePerson service was introduced, the Company generated revenue from services primarily related to Web-based community programming and media design. Revenues from such services are recognized upon completion of the project provided that no significant Company obligations remain and collection of the resulting receivable is probable.

    During 1998, the Company began offering the LivePerson service. The LivePerson service facilitates real-time sales and customer service for companies doing business on the Internet. The Company charges an initial non-refundable set-up fee as well as a monthly fee for each operator access account ("seat") using the LivePerson service.

    The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson service. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the Company's current estimate of the expected term of a client relationship. This estimate may change in the future.

    The Company also records revenue based upon a monthly fee charged for each seat using the LivePerson service provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty. The Company does not charge an additional set-up fee if an existing client adds more seats.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (H) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and note payable. At December 31, 1999 and March 31, 2000, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. The Company has not experienced any significant credit loss to date. No single customer accounted for or exceeded 10% of either revenue or accounts receivable in 1999 or in the quarter ended
March 31, 2000.

    (I) BASIC AND DILUTED NET LOSS PER SHARE

    The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

    Diluted net loss per common share for the period ending March 31, 1999 and March 31, 2000 does not include the effects of options to purchase 786,060 and 5,574,405 shares of common stock, respectively, 468,749 and 542,968 common stock warrants, respectively, and 3,812,499 shares of Series A and an aggregate of 17,962,273 shares of Series A, Series B, Series C and Series D convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period. There were no dilutive securities outstanding in 1997.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (J) STOCK SPLIT

    Effective March 8, 2000, the Company authorized and implemented a 3-for-2 split of shares of the Company's common stock in the form of a common stock dividend. Accordingly, all common share and per common share information, warrants and options, in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

    (K) RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was adopted by the Company on January 1, 1999. As the Company had not capitalized such costs, the adoption of SOP 98-5 did not have an impact on the consolidated financial statements of the Company.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in the first quarter of 1999, the effect of which did not have a material effect on the financial statements.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS
No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of this pronouncement on its financial statements.

    FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No.44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

(2) BALANCE SHEET COMPONENTS

    Property and equipment is stated at cost and is summarized as follows:

                                                     MARCH 31,       DECEMBER 31,
                                                        2000             1999
                                                     ----------      ------------
Computer equipment and software....................    $7,305           $2,367
Furniture and equipment............................       539              188
                                                       ------           ------
                                                        7,844            2,555
Less accumulated depreciation......................       338               98
                                                       ------           ------
    Total..........................................    $7,506           $2,457
                                                       ======           ======

    Accrued expenses consists of the following:

                                                     MARCH 31,       DECEMBER 31,
                                                        2000             1999
                                                     ----------      -------------
Professional services and consulting fees..........    $1,792            $554
Sales commissions..................................       181              68
Other..............................................       363              67
                                                       ------            ----
    Total..........................................    $2,336            $689
                                                       ======            ====

    Prepaid expenses and other current assets at March 31, 2000 and at December 31, 1999 principally included prepayments for various advertising and promotional activities.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) CAPITALIZATION

    The Company had 30,000,000 shares of common stock authorized and 9,000,000 shares of preferred stock authorized as of December 31, 1999. On January 27, 2000, the Company increased the number of its authorized shares of common stock to 35,000,000 and the number of its authorized shares of preferred stock to 12,274,852. On March 8, 2000, the Company increased the number of its authorized shares of common stock to 100,000,000.

    In January 2000, LivePerson issued an aggregate of 3,157,895 shares of Series D Redeemable Convertible preferred stock ("Series D") at $5.70 per share. Total proceeds, net of offering costs of $100, amounted to $17,900. The difference between the price of the Series D on an as if converted basis of $3.80 and $11.70 (the fair value on the date of issuance), or $7.90, multiplied by the number of shares of Series D on an as if converted basis represents the intrinsic value of the beneficial conversion feature, which totaled $37,421. However, as the intrinsic value of the beneficial conversion feature is greater than the $18,000 in gross proceeds received from the Series D preferred stock issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $18,000 of gross proceeds received. The $18,000 beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series D convertible preferred stock was, at the time it was issued, immediately convertible at the option of the preferred stockholders. The $18,000 non-cash dividend increased the Company's net loss attributable to common stockholders for the quarter ended March 31, 2000 by the same amount.

    During the period from January 1, 2000 through March 31, 2000, 175,781 warrants to purchase common stock at an exercise price of $1.60 per share were exercised.

    Upon the closing of the IPO on April 12, 2000, 2,541,667, 1,142,857, 5,132,433 and 3,157,895 shares of Series A, Series B, Series C and Series D convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock on that date, automatically converted at a ratio of two shares of preferred stock for three shares of common stock, into an aggregate of 17,962,273 shares of common stock.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4) STOCK OPTIONS

    During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the "1998 Plan"). Under the 1998 Plan, the Board of Directors may issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

    A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Options outstanding at December 31, 1997....................         --          --
Options granted.............................................    197,100       $0.67
Options cancelled...........................................         --          --
                                                              ---------       -----
Options outstanding at December 31, 1998....................    197,100       $0.67
Options granted.............................................  3,496,245       $1.37
Options cancelled...........................................    (81,000)      $0.94
                                                              ---------       -----
Options outstanding at December 31, 1999....................  3,612,345       $1.33
Options granted.............................................  2,288,625       $4.33
Options exercised...........................................   (109,815)      $0.67
Options cancelled...........................................   (216,750)      $1.01
                                                              ---------       -----
Options outstanding at March 31, 2000.......................  5,574,405       $2.61
                                                              =========       =====

Options exercisable at December 31, 1998....................         --          --

Options exercisable at December 31, 1999....................    479,960       $1.09
                                                              =========       =====
Options exercisable at March 31, 2000.......................  1,508,788       $2.06
                                                              =========       =====

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) STOCK OPTIONS (CONTINUED)

    During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period. The Company is receiving subscription revenue from the client over the two-year period based on the number of seats the client is using. There is no minimum guarantee. This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of 3 years from the date of grant. The Company accounted for this option in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company's common stock as of each balance sheet date. The $566 value ascribed to the option reflects the market value at December 31, 1999 and has been recorded as deferred cost on the Company's December 31, 1999 balance sheet. The value ascribed to this option was adjusted at each balance sheet date to bring the total deferred cost recognized up to the then current fair value. This cost is being ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable. As a result, the Company has amortized $86 of the deferred costs as of December 31, 1999, of which $24 has been offset against the $27 of revenue recognized from the client, and the remaining $62 of sales and marketing expense is reflected as a non-cash expense in the Company's 1999 statement of operations. In February 2000, the Company amended the option agreement with the client whereby the option became fully vested and immediately exercisable. However, the client is precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which is being ratably amortized over the remaining service period of approximately 15 months because the vesting of the options does not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 will be recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense which will be reflected as a non-cash expense in the Company's statement of operations. The Company amortized $129 of the deferred costs during the three months ended March 31, 2000, of which $12 was offset against the $12 of revenue recognized from the client, and the remaining $117 of sales and marketing expense is reflected as a non-cash expense in the Company's March 31, 2000 Statement of Operations.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) STOCK OPTIONS (CONTINUED)

    During 1999 and the quarter ended March 31, 2000, the Company granted stock options to purchase 5,690,370 shares of common stock at a weighted average exercise price of $2.55, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the year ended December 31, 1999 and the quarter ended March 31, 2000, the Company recorded deferred compensation of approximately $6,233 and $18,010, respectively, in connection with these options. These amounts are presented as deferred compensation within the financial statements and will be amortized over the vesting period, typically three to four years, of the applicable options. The Company amortized $1,589 of deferred compensation for the year ended December 1999 and $5,200 for the quarter ended March 31, 2000. The Company expects to amortize the following amounts of deferred compensation relating to options granted in 1999 and 2000 as follows:
2000-$14,475, including the $5,200 that was recorded in the first quarter; 2001-$4,907; 2002-$2,475; and 2003-$797.

    The Company recorded an additional $639 of non-cash expense during the first quarter of 2000 in connection with the vesting of options pursuant to an employee severance agreement.



(5) COMMITMENTS AND CONTINGENCIES

    In the first quarter of 2000, the Company entered into three additional leases for office space. The lease for the Company's San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $275. The security deposit for this lease is approximately $24. The Company also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City expiring in September 2000, providing for annual aggregate payments of $238 and $182, respectively. In March 2000, the Company entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, at a rent of approximately $1,400 per year in the first three years, $1,500 per year in years four through seven and $1,600 per year in years eight through ten. The related security deposit is $2,000 for the first three years, $1,300 for years four through seven and $670 for years eight through ten. The other floor consists of approximately 43,000 square feet, and the lease term relating to that floor commences in March 2001, at a rent of approximately $1,500 per year in the first three years, $1,600 per year in years four through seven and $1,700 per year in years eight through ten. The related security deposit is $2,200 for the first three years, $1,500 for years four through seven and $747 for years eight through ten. At our option, we provided the security deposit by a letter of credit.

                                LIVEPERSON, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) SUBSEQUENT EVENTS

    Upon the consummation of the Company's initial public offering on April 12, 2000, the Company authorized the issuance of 5,000,000 shares of preferred stock.

    The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of Common Stock in the aggregate. Options to acquire common stock granted thereunder will have 10 year terms.

    The Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES, WHICH APPEAR ELSEWHERE IN THIS QUARTERLY REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT PLANS, ESTIMATES AND BELIEFS AND INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT, PARTICULARLY IN THE SECTION ENTITLED "--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

OVERVIEW

    LivePerson is a provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We are an application service provider, and we offer our proprietary real-time interaction technology as an outsourced service. We currently generate revenue from the sale of our LivePerson service, which enables our clients to communicate directly with Internet users via text-based chat. Our clients can respond to Internet user inquiries in real time, and can thereby enhance their Internet users' online shopping experience.

    Our business was incorporated in the State of Delaware in November 1995 under the name Sybarite Interactive Inc.; however, we did not commence operations until January 1996. We had no significant revenue until 1997, when we began to generate revenue from services primarily related to Web-based community programming and media design.

    In 1998, we shifted our core business focus to the development of the LivePerson service and phased out our prior programming efforts, which last generated revenue in December 1999. We introduced the LivePerson service in November 1998.

    In January 2000, we completed a private placement of 3,157,895 shares of our series D redeemable convertible preferred stock with an affiliate of, and other entities associated with, Dell Computer Corporation and with NBC Interactive Media, Inc. (a division of NBC) at a purchase price of $5.70 per share. We received net proceeds of approximately $17.9 million from this private placement. Our series D redeemable convertible preferred stock converted, at a two-for-three ratio, into 4,736,842 shares of common stock upon the closing of our initial public offering on April 12, 2000, together with our other outstanding convertible preferred stock. In connection with the issuance of our series D redeemable convertible preferred stock, we recorded a non-cash preferred stock dividend of $18.0 million, which relates to the beneficial conversion feature associated with such preferred stock. The amount of this dividend is limited to the gross proceeds received by us in connection with the sale of our series D convertible preferred stock and was recorded in the first quarter of 2000 because the series D convertible preferred stock was, at the time it was issued, immediately convertible at the option of the holder.

    REVENUE

    With respect to the LivePerson service, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each seat. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our service. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in 1999 and the quarter ended March 31, 2000, revenue attributable to our monthly service fee accounted for 95% and 94%, respectively, of total

LivePerson service revenue. In addition, because we expect the aggregate number of seats to continue to grow, we expect the set-up fee to represent a decreasing percentage of total revenue over time. We do not charge an additional set-up fee if an existing client adds more seats. We recognize monthly service revenue fees as services are provided. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days.

    We also have begun to enter into contractual arrangements that complement our direct sales force. These are primarily with Web hosting and call center service companies, and are in the form of value-added reseller or referral agreements pursuant to which the parties are paid a commission based on generated revenue. Such commissions are paid and accounted for monthly, as revenue is realized. Commissions generated under such agreements to date have not, as a percentage of total LivePerson service revenue, been material, although we expect such commissions to increase in both absolute terms and as a percentage of total LivePerson service revenue over time.

    Prior to November 1998, when the LivePerson service was introduced, we generated revenue from services primarily related to Web-based community programming and media design. Revenue from such services was $9,000 for the quarter ended March 31, 1999. As of January 2000, we no longer generated any revenue from these services. Revenue generated from Web-based community programming and media design services is recognized upon completion of the project, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable.

    OPERATING EXPENSES

    Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with outsourced programming and design. We no longer incurred these costs as of December 1998. We began developing the LivePerson service in the third quarter of 1998. We did not allocate development costs of the LivePerson service separately. Accordingly, since November 1998, our cost of revenue has principally been associated with the LivePerson service and has consisted of:

    - compensation costs relating to employees who provide customer service to our clients, consisting of 17 people at December 31, 1999 and 31 people at March 31, 2000;

    - compensation costs relating to our network support staff, consisting of five people at December 31, 1999 and 8 people at March 31, 2000;

    -  allocated occupancy costs and related overhead; and

    - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software.

    Our product development expenses consist primarily of compensation and related expenses for product development personnel, consisting of 15 and 31 people at December 31, 1999 and March 31, 2000, respectively, allocated occupancy costs and related overhead, and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

    Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of 21 and 33 people at December 31, 1999 and March 31, 2000, respectively, allocated occupancy costs and related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.

    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of 15 and 33 people at December 31, 1999 and March 31, 2000, respectively, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

    In the first quarter 2000, we increased our allowance for doubtful accounts to $105,000 from $85,000, principally due to an increase in accounts receivable. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

    NON-CASH EXPENSES

    During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc., a client, in connection with an agreement to provide the LivePerson service to ShopNow for two years. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by ShopNow met certain targets. We granted these options as an incentive for entering into a two-year service agreement with us that had no minimum revenue guarantees, at a point in time when the LivePerson service was very new and its viability was not yet known. At December 31, 1999, the total value ascribed to this option, using a Black-Scholes pricing model, was $566,000, which was recorded as a deferred cost in our December 31, 1999 balance sheet. In 1999, we amortized $86,000 of this deferred cost, of which $24,000 has been offset against the $27,000 of revenue recognized from ShopNow. The remaining $62,000 constitutes sales and marketing expense and is reflected as a non-cash expense in our 1999 statement of operations.

    In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable. ShopNow has agreed, however, that it will not sell the underlying common stock until the earlier of February 2005 and, if it has met certain amended revenue targets, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which is being ratably amortized over the remaining service period of approximately 15 months because the vesting of the option does not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 will be recorded as a reduction of the revenue recognized from ShopNow, with any excess amortization recorded as sales and marketing expense, which will be reflected as a non-cash expense in our statement of operations. The Company amortized $129 of the deferred costs during the three months ended March 31, 2000, of which $12 was offset against the $12 of revenue recognized from the client, and the remaining $117 of sales and marketing expense is reflected as a non-cash expense in the Company's March 31, 2000 Statement of Operations.

    Through March 31, 2000, we granted stock options to purchase 5,429,460 shares of common stock to employees, of which options to purchase 5,131,710 shares of common stock at a weighted average exercise price of $2.72 remained outstanding at March 31, 2000. Certain of these options were granted at less than the deemed fair value at the date of grant. The deemed fair value of our common stock ranged from $0.67 to $13.00 for the period during which these options were granted. In connection with the granting of these options, we recorded deferred compensation of $6.2 million in 1999 and recorded additional deferred compensation of $18.2 million in the quarter ended
March 31, 2000, representing the difference between the deemed fair value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. This amount will be recorded as deferred compensation in our financial statements and will be amortized over the vesting period, typically three to four years, of the applicable options. In 1999 and the first quarter 2000, we amortized $1.6 million and $5.2 million, respectively, of deferred compensation. We expect to amortize the remaining deferred compensation annually as follows:

    - 2000--$14.5 million, including the $5.2 million that was recorded in the first quarter;

    -  2001--$4.9 million;

    -  2002--$2.5 million; and

    -  2003--$797,000.

    We recorded an additional $639,000 of non-cash expense during the first quarter of 2000 in connection with the vesting of options pursuant to an employee severance agreement.

    In January 1999, we issued 41,667 shares of series A convertible preferred stock in the amount of $50,000 in exchange for consulting services provided by Silicon Alley Venture Partners, LLC.

RESULTS OF OPERATIONS

    Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our first quarter 2000 and 1999 operating results with those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    REVENUE. Total revenue increased to $774,000 in the three months ended March 31, 2000, from $24,000 in the comparable period in 1999. Revenue associated with the LivePerson service increased to $774,000 in the three months ended March 31, 2000, from $15,000 in the comparable period in 1999. This increase was due primarily to increased marketing efforts on behalf of the LivePerson service, increased market acceptance of LivePerson's service and increased sales generated by LivePerson's expanded sales force. The growth of our sales force has allowed us to solicit more prospective clients and to respond more quickly and effectively to their inquiries. We cannot assure you that we will achieve similar growth in future periods.

    Revenue associated with Web-based community programming and media design services decreased to $0 in the three months ended March 31, 2000, from $9,000 in the comparable period in 1999. We no longer provided these services as of January 2000; accordingly, we believe period-to-period comparisons are not meaningful.

    COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients; compensation costs relating to our network support staff; the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software; and allocated occupancy costs and related overhead. Cost of revenue increased to $1.2 million in the three months ended March 31, 2000, from $24,000 in the comparable period in 1999. This increase was primarily attributable to costs associated with an increase in the number of LivePerson network operations personnel and client services personnel to serve an expanding client base. Our network operations organization grew to 8 people at March 31, 2000 from

0 people at March 31, 1999 and our client services organization grew to 31 people at March 31, 2000 from one person at March 31, 1999. We expect the cost of our client services department to continue to increase as we continue to hire additional personnel. We also expect to continue to expend significant amounts to expand our technological infrastructure and to incur increased depreciation expenses related to such spending. As a result, we expect cost of revenue as a percentage of revenue to increase in the short term.


    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $1.8 million in the three months ended March 31, 2000, from $140,000 in the comparable period in 1999. This increase was primarily attributable to an increase in the number of LivePerson product development personnel, which grew to 31 people at March 31, 2000 from 4 at March 31, 1999, as well as allocated occupancy costs and related overhead. As a percentage of revenue, product development costs declined generally over the last five quarters.

    SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to $3.4 million in the three months ended March 31, 2000, from $51,000 in the comparable period in 1999. This increase was primarily attributable to increased expenses for advertising and marketing as well as increased headcount and related personnel expenses. Our sales and marketing headcount grew to 33 people at March 31, 2000 from 2 people at March 31, 1999. The increase in sales staff headcount is attributable to the expansion of our sales efforts. The increase in our marketing headcount and related expenses is due to our increasing efforts to enhance our brand recognition. We expect sales and marketing expense to continue to increase as we expand our business.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel. General and administrative expenses increased to $1.3 million in the three months ended March 31, 2000, from $158,000 in the comparable period in 1999. This increase was due primarily to an increase in headcount, which grew to 33 people at March 31, 2000 from 2 at March 31, 1999, and, to a lesser extent, to professional fees. We expect general and administrative costs to continue to increase in connection with the growth of our business as well as our reporting obligations as a public company.

    NON-CASH EXPENSES. Non-cash expenses consist primarily of amortization of deferred stock-based compensation, as well as compensation expense incurred in connection with options and preferred stock issued to non-employees in lieu of payment for services rendered. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options. Non-cash expenses increased to $6.0 million in the quarter ended March 31, 2000 from $50,000 in the quarter ended March 31, 1999.

    OTHER INCOME. Interest income for the quarter ended March 31, 2000 was $291,000 and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our preferred stock issuances. Other income for the three months ended March 31, 1999 was $19,000. The increase, particularly since the third quarter of 1999, is due primarily to interest earned on the net proceeds from the private placements of our series C and series D redeemable convertible preferred stock. We expect interest income to increase with the investment of the proceeds from the issuance of our common stock in our initial public offering, which was consummated on April 12, 2000, in short-term, interest-bearing, investment-grade securities, pending our use of such proceeds. See "Part II. Other Information--Item 2. Changes in Securities and Use of Proceeds--(d) Use of Proceeds."

    NET LOSS. Our net loss increased to $12.6 million for the three months ended March 31, 2000, from $379,000 for the three months ended March 31, 1999.

    We have experienced substantial increases in our expenses since our introduction of the LivePerson service and we anticipate that our expenses will continue to grow in the future. Although our revenue from the LivePerson service has grown in each of the quarters since its introduction, we cannot assure you that we can sustain this growth or that we will generate sufficient revenue to achieve profitability. Consequently, we believe that period-to-period comparisons of our operating results may not be meaningful, and as a result, you should not rely on them as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations principally through cash generated by private placements of our convertible preferred stock and the initial public offering of our common stock. Through March 31, 2000, we have raised a total of $41.4 million in aggregate net proceeds in four private placements. As of March 31, 2000, we had $24.0 million in cash and cash equivalents and marketable securities, an increase of $9.0 million from December 31, 1999. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes. In April 2000, we issued 4,000,000 shares of common stock at an offering price of $8.00 per share, raising total net proceeds of approximately $29.8 million, before expenses. In March 2000, we entered into two letters of credit, which serve as the security deposits for our new leases of office space, in an aggregate amount of $2.3 million for 2000. We expect to enter into an additional letter of credit for $2.2 million in 2001.

    Net cash used in operating activities was $220,000 for the quarter ended March 31, 1999 and $2.5 million for the quarter ended March 31, 2000. Net cash used in operating activities for the quarter ended March 31, 1999 consisted primarily of net operating losses, offset by non-cash compensation and changes in accounts receivable, accounts payable and accrued expenses and deferred revenue. Net cash used in operating activities for the quarter ended March 31, 2000 consisted primarily of net operating losses, partially offset by an increase in non-cash expenses, accounts payable and accrued expenses.

    Net cash used in investing activities was $0 in the quarter ended
March 31, 1999 and $20.3 million for the quarter ended March 31, 2000. Net cash used in investing activities for the three months ended March 31, 2000 was due to the purchase of fixed assets and the purchase of short-term available-for-sale investments.

    Net cash provided by financing activities was $2.9 million for the quarter ended March 31, 1999 and $16.8 million for the quarter ended March 31, 2000. Net cash provided by financing activities for the quarters ended March 31, 1999 and 2000 and for the year ended December 31, 1999 was primarily attributable to proceeds from the sale of our convertible preferred stock.

    As of March 31, 2000, our principal commitments consisted of $234,000 due per month under operating leases. During the year ending December 31, 2000, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not currently expect that our principal commitments for the year ended December 31, 2000 will exceed $5.0 million.

    In the first quarter of 2000, we entered into three additional leases for office space, one in San Francisco and two in New York City. The lease for our San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $275,000. We also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City expiring in September 2000, providing for annual aggregate payments of $238,000 and $182,000, respectively. In March 2000, we entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease provisions with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, with rent of approximately $1.4 million per year in the first three years, $1.5 million per year in years four through seven and $1.6 million per year in years eight through ten. The related security deposit is $2.0 million for the first three years, $1.3 million for years four through seven and $670,000 for years eight through ten. The other floor consists of approximately 43,000 square feet, and the lease provisions relating to that floor commence in March 2001, with rent of approximately $1.5 million per year in the first three years, $1.6 million per year in years four through seven and $1.7 million per year in years eight through ten. The related security deposit is $2.2 million for the first three years, $1.5 million for years four through seven and $747,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit.

    We have incurred significant net losses and negative cash flows from operations since inception, and as of March 31, 2000, had an accumulated deficit of $22.4 million. These losses have been funded primarily through the issuance of our convertible preferred stock. We intend to continue to invest heavily in sales, marketing, promotion, technology and infrastructure development as we grow. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

    We expect to devote substantial capital resources to expand the sales, marketing, product development and customer service organizations, to expand our marketing effort, to build the infrastructure necessary to support the growth in our customer base and other general corporate activities.

    We anticipate that the net proceeds from our initial public offering and the sale of our series D redeemable convertible preferred stock, together with our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts, which could harm our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 on January 1, 1999. As we had not capitalized such costs, the adoption of SOP 98-5 did not have an impact on our consolidated financial statements.

    In April 1998, AICPA issued Statement of position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use
("SOP 98-1")." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We adopted SOP 98-1 in the first quarter of 1999, which did not have a material effect on our financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. SFAS
No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet analyzed the impact of this pronouncement on our financial statements.

    FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No.44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the second quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                         RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY PROVIDING THE LIVEPERSON SERVICE AND EXPECT
    TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

    We have only a limited operating history providing the LivePerson service upon which to base an evaluation of our current business and future prospects. We began offering the LivePerson service in November 1998; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as a provider of real-time sales and customer service technology for companies doing business on the Internet, we have only 17 months of historical financial data relating to the LivePerson service upon which to forecast revenue and results of operations.

    In addition, because this market is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing in us, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets. These risks include our ability to:

    -  attract more clients and retain existing clients;

    - sell additional seats, which generate monthly fees, and other services to our existing clients;

    -  effectively market and maintain our brand name;

    -  respond effectively to competitive pressures;

    -  continue to develop and upgrade our technology; and

    -  attract, integrate, retain and motivate qualified personnel.

    If we are unsuccessful in addressing some or all of these risks, our business, financial condition and results of operations would be materially and adversely affected.

    OUR ANNUAL REVENUE THROUGH DECEMBER 31, 1999 HAS NEVER EXCEEDED $620,000, OUR QUARTERLY REVENUE HAS NEVER EXCEEDED $800,000, WE HAD AN ACCUMULATED DEFICIT OF $22.4 MILLION AS OF MARCH 31, 2000 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make significant capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future. We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson service), a net loss of approximately $9.8 million for the year ended December 31, 1999 and a net loss of $12.6 million for the quarter ended March 31, 2000. In addition, for the quarter ended
March 31, 2000, we recorded a non-cash dividend of $18.0 million. The total non-cash charge we expect to record in connection with our 1999 and 2000 option grants for the year ended December 31, 2000 is approximately $15.2 million, of which $5.2 million was recorded in the quarter ended March 31, 2000. The Company recorded an additional $639 of non-cash expense during the first quarter of 2000 in connection with the vesting of options pursuant to an employee severance agreement. As of March 31, 2000, our accumulated deficit was approximately $22.4 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

WE HAVE AN UNPROVEN BUSINESS MODEL AND MAY NOT GENERATE SUFFICIENT REVENUE FOR
    OUR BUSINESS TO SURVIVE.

    Our business model is based on the delivery of real-time sales and customer service technology to companies doing business on the Internet, a largely untested business. Sales and customer service historically have been provided primarily in person or by telephone. Our business model assumes that companies doing business on the Internet will choose to provide sales and customer service via the Internet. Our business model also assumes that many companies will recognize the benefits of an outsourced application, that Internet users will choose to engage a customer service representative in a live text-based interaction, that this interaction will maximize sales opportunities and enhance the online shopping experience and that companies will seek to have their online sales and customer service technology provided by us. If any of these assumptions is incorrect, our business may be harmed.

WE EXPECT THAT ALL OF OUR REVENUE WILL COME FROM THE LIVEPERSON SERVICE FOR THE
    FORESEEABLE FUTURE AND IF WE ARE NOT SUCCESSFUL IN SELLING THE SERVICE, OUR REVENUE WILL NOT INCREASE AND MAY DECLINE.

    The success of our business currently depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service. Revenue related to the LivePerson service, which will account for all of our revenue for the forseeable future, is comprised of initial non-refundable set-up fees and ongoing monthly fees. Ongoing monthly fees, in turn, result from the sale of seats to new clients and the sale of additional seats to existing clients. Since 1999, revenue from monthly fees accounted for more than 90% of LivePerson service revenue. We introduced our LivePerson service in November 1998, and at March 31, 2000, we had 570 revenue-generating clients, of which 450 were actively using the LivePerson service. We cannot be certain that there will be client demand for our service or that we will be successful in penetrating the market for real-time sales and customer service technology. A decline in the price of, or fluctuation in the demand for, the LivePerson service, is likely to cause our revenue to decline. In addition, if our clients were to reduce the number of seats used or fail to purchase additional seats, our revenue might not increase.

THE SUCCESS OF OUR BUSINESS REQUIRES THAT CLIENTS CONTINUE TO USE THE LIVEPERSON
    SERVICE AND PURCHASE ADDITIONAL SEATS.

    Our LivePerson service agreements typically have no termination date and are terminable upon 30 to 90 days' notice without penalty. If a significant number of our clients, or any one client with a significant number of seats, were to terminate these service agreements, reduce the number of seats purchased or fail to purchase additional seats, our results of operations may be negatively and materially affected. We cannot assure you that we will experience high client retention rates. Our client retention rates may decline as a result of a number of factors, including competition, consolidation in the Internet industry or termination of operations by a significant number of our clients. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees from the LivePerson service for substantially all our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small number of seats sold in initial orders, we depend on sales to new clients and sales of additional seats to our existing clients.

OUR QUARTERLY REVENUE AND OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT
    FLUCTUATIONS WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON
    STOCK.

    We expect our quarterly revenue and operating results to fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

    - market acceptance by companies doing business on the Internet of real-time sales and customer service technology;

    -  our clients' business success;

    -  our clients' demand for seats;

    -  our ability to attract and retain clients;

    - the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

    -  the introduction of new services by us or our competitors; and

    - changes in our pricing policies or the pricing policies of our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

    -  seasonal factors affecting our clients' businesses;

    - economic conditions specific to the Internet, electronic commerce and online media; and

    -  general economic conditions.

    Many of our clients' businesses are seasonal. Our clients' demand for real-time sales and customer service technology in general and their demand for seats, in particular, may be seasonal as well. As a result, our future revenue and profits may vary from quarter to quarter.

    We do not believe that period-to-period comparisons of our operating results are meaningful. You should not rely upon these comparisons as indicators of our future performance.

    Due to the foregoing factors, it is possible that our results of operations in one or more future quarters may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock would decline.

COMPETITION FOR PERSONNEL QUALIFIED TO DEVELOP AND SUPPORT THE LIVEPERSON
    SERVICE IS INTENSE.

    We may be unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future. We have experienced, and expect to continue to experience, difficulty in hiring highly-skilled employees with appropriate qualifications, such as employees combining customer service backgrounds with technical aptitude, and employees with experience developing scalable computer networks. As we continue to increase our client base and expand our operations, we expect that we will hire additional technical personnel, client services personnel and sales and marketing personnel. There is significant competition for qualified employees in our industry, particularly employees with such backgrounds. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, or if we are unable to outsourced certain functions, our business, results of operations and financial condition will be materially and adversely affected.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

    Since the launch of the LivePerson service in November 1998, we have grown rapidly. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we intend to replace our existing accounting and other back-office systems at a cost of approximately $1.0 million. The new systems will have to be integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

    Further, as a result of our growth, the number of our employees grew from six at December 31, 1998 to 136 at March 31, 2000. In the area of technology, we grew from one employee at December 31, 1998, to 19 employees at December 31, 1999 and to 48 employees at March 31, 2000. We expect to nearly double our existing technology personnel in the remainder of the year; however we cannot assure you that we will grow by this amount. We also cannot assure you that we will be successful in integrating these new employees or that such integration will not distract valuable management resources.

    In addition, in January 2000, we hired our Chief Operating Officer, Dean Margolis, and our Chief Technology Officer, James L. Reagan, who do not have significant experience working with us or with each other. The process of integrating new members of our senior management team can be time-consuming and may distract other members of management from the operation of our business. If members of our senior management are unable to work together successfully or manage our growth, our business will be harmed.

OUR REPUTATION DEPENDS, IN PART, ON FACTORS WHICH ARE ENTIRELY OUTSIDE OF OUR
    CONTROL.

    Our service appears as a LivePerson-branded or custom-created icon on our clients' Web sites. When an Internet user clicks on the icon, a pop-up dialogue window appears, which, in nearly all cases, displays the slogan "Powered by LivePerson." The customer service operators who respond to the inquiries of our clients' Internet users are employees or agents of our clients; they are not employees of LivePerson. As a result, we have no way of controlling the actions of these operators. In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our service depends on the prominent placement of the icon on the client's Web site, over which we also have no control.

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE LIVEPERSON BRAND NAME.

    Building recognition of our brand is critical to establishing the advantage of being among the first application service providers to provide real-time sales and customer service and to attracting new clients. If we fail to successfully promote and maintain our brand or incur significant expenses in promoting our brand without an associated increase in our revenue, our business, results of operations and financial condition may be materially and adversely affected.

WE ARE DEPENDENT ON TECHNOLOGY SYSTEMS THAT ARE BEYOND OUR CONTROL.

    The success of the LivePerson service depends in part on our clients' online services as well as the Internet connections of visitors to their Web sites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which have resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service. The LivePerson service relies both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by the LivePerson service, our clients or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

    In addition, we rely on two Web hosting services for Internet connectivity to deliver our service, power, security and technical assistance. They have, in the past, experienced problems that have resulted in slower than normal response times and interruptions in service. If we are unable to continue utilizing the services of our existing Web hosting providers or if our Web hosting services experience interruptions or delays, it is possible that our business could be harmed.

    Our service also depends on many third parties for hardware and software, which products could contain defects. Problems arising from our use of such hardware or software could require us to incur significant costs or divert the attention of our technical personnel from our product development efforts. To the extent any such problems require us to replace such hardware or software, we may not be able to do so on acceptable terms, if at all.

TECHNOLOGICAL DEFECTS COULD DISRUPT OUR SERVICE, WHICH COULD HARM OUR BUSINESS
    AND REPUTATION.

    We face risks related to the technological capabilities of the LivePerson service. We expect the number of simultaneous chats between our clients' operators and Internet users over our system to increase significantly as we expand our client base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of the LivePerson service in order to be competitive in our market. If future versions of our software contain undetected errors, our business could be harmed. As a result of major software upgrades at LivePerson, our client sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson service on new Web hosting services. These problems, if unremedied, could harm our business.

    The LivePerson service also depends on complex software which may contain defects, particularly when we introduce new versions onto our servers. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

    -  damage to our reputation;

    -  lost sales;

    -  delays in or loss of market acceptance of our products; and

    -  unexpected expenses and diversion of resources to remedy errors.

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE AND CHANGING
    CLIENT PREFERENCES IN THE ONLINE SALES AND CUSTOMER SERVICE INDUSTRY AND THIS MAY HARM OUR BUSINESS.

    If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales and customer service industry or our clients' or Internet users' requirements, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales and customer service technology is relatively new. Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices could render the LivePerson service and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of the LivePerson service. Our success will depend, in part, on our ability to:

    -  enhance the features and performance of the LivePerson service;

    - develop and offer new services that are valuable to companies doing business on the Internet and Internet users; and

    - respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to the LivePerson service, do not meet our clients' or Internet users' expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

IF WE ARE NOT COMPETITIVE IN THE MARKET FOR REAL-TIME SALES AND CUSTOMER SERVICE
    TECHNOLOGY, OUR BUSINESS COULD BE HARMED.

    There are no substantial barriers to entry in the real-time sales and customer service technology market, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design and build scalable network architecture. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user's request.

    We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as eGain Communications Corp., eShare Technologies, Inc., Kana Communications, Inc. and WebLine Communications (a part of Cisco Systems' applications technology group), some of which are beginning to offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

    We also face potential competition from larger enterprise software companies such as Oracle Corporation and Siebel Systems. In addition, established technology companies, including IBM,

Hewlett-Packard and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales and customer service applications.

    Finally, we face competition from clients and potential clients that choose to provide a real-time sales and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

    We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have:

    -  longer operating histories;

    -  larger client bases;

    -  greater brand recognition;

    -  more diversified lines of products and services; and

    -  significantly greater financial, marketing and other resources.

    These competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

    -  undertake more extensive marketing campaigns;

    -  adopt more aggressive pricing policies; and

    - make more attractive offers to businesses to induce them to use their products or services.

    Any delay in the general market acceptance of the real-time sales and customer service solution business model would likely harm our competitive position. Delays would allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales and customer service applications and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

IF WE DO NOT SUCCESSFULLY INTEGRATE POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS
    COULD BE HARMED.

    In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

    - difficulties in integrating operations, technologies, products and personnel with LivePerson;

    - diversion of financial and management resources from efforts related to the LivePerson service or other then-existing operations;

    - risks of entering new markets beyond providing real-time sales and customer service technology for companies doing business on the Internet;

    - potential loss of either our existing key employees or key employees of any companies we acquire; and

    - our inability to generate sufficient revenue to offset acquisition or investment costs.

    These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER
    RISKS AS WE EXPAND INTERNATIONALLY.

    We intend to expand internationally. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE
    OUR INTELLECTUAL PROPERTY RIGHTS.

    Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson service. We currently have a U.S. patent application pending relating to such technology and have not filed applications outside the U.S. It is possible that:

    - our pending patent application may not result in the issuance of a patent;

    - any patent issued may not be broad enough to protect our intellectual property rights;

    - any patent issued could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the invention claimed in the patent;

    - current and future competitors may independently develop similar technology, duplicate our service or design around any patent we may have; and

    - effective patent protection may not be available in every country in which we do business.

    We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have one patent application pending. To the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. We currently have a common law trademark, "LivePerson", and three pending U.S. trademark applications. The trademark examiner assigned to our applications has issued non-final office actions with respect to our applications, requesting additional information and making initial refusals. However, no final determinations as to the registrability of the marks have been made. We are in the process of responding to these office actions prior to their respective deadlines, but ultimately we may not be able to secure registration of our trademarks. In addition, we do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

OUR PRODUCTS AND SERVICES MAY INFRINGE UPON INTELLECTUAL PROPERTY RIGHTS OF
    THIRD PARTIES AND ANY INFRINGEMENT COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS AND MAY DISTRACT OUR MANAGEMENT.

    Although we attempt to avoid infringing known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. If we infringe upon the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms. In that event, we would need to undertake substantial reengineering to continue offering our service. Any effort to undertake such reengineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. If any of these events occurred, our business, results of operations and financial condition would be materially and adversely affected.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS TO EXECUTE OUR BUSINESS STRATEGY AND
    WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

    We believe that the net proceeds from our initial public offering and from the sale of our series D redeemable convertible preferred stock, together with our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, or to pay for acquisitions, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. In the past, we have obtained financing principally through the sale of preferred stock, common stock and warrants. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock. The terms of any debt securities could impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

OUR BUSINESS IS DEPENDENT ON A FEW KEY EMPLOYEES, INCLUDING OUR CHIEF EXECUTIVE
    OFFICER, ROBERT P. LOCASCIO.

    Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer. The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition.

WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE PERSONAL INFORMATION BELONGING
    TO OUR CLIENTS' INTERNET USERS.

    We maintain dialogue transcripts of the text-based chats between our clients and Internet users and store on our servers information supplied voluntarily by these Internet users in exit surveys which follow the chats. We provide this information to our clients to allow them to perform Internet user analyses and monitor the effectiveness of our service. Some of the information we collect in text-based chats and exit surveys may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients' Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

                         RISKS RELATED TO OUR INDUSTRY

WE ARE DEPENDENT ON CONTINUED GROWTH IN THE USE OF THE INTERNET AS A MEDIUM FOR
    COMMERCE.

    We cannot be sure that a sufficiently broad base of consumers will adopt, and continue to use, the Internet as a medium for commerce. Our long-term viability depends substantially upon the widespread acceptance and development of the Internet as an effective medium for consumer commerce. Use of the Internet to effect retail transactions is at an early stage of development. Convincing our clients to offer real-time sales and customer service technology may be difficult.

    Demand for recently introduced services and products over the Internet is subject to a high level of uncertainty. Few proven services and products exist. The development of the Internet into a viable commercial marketplace is subject to a number of factors, including:

    -  continued growth in the number of users;

    -  concerns about transaction security;

    -  continued development of the necessary technological infrastructure;

    -  development of enabling technologies;

    -  uncertain and increasing government regulation; and

    -  the development of complementary services and products.

WE DEPEND ON THE CONTINUED VIABILITY OF THE INFRASTRUCTURE OF THE INTERNET.

    To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson service. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients' sites (including the LivePerson pop-up dialogue window) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not achieve profitability and our business, results of operations and financial condition will suffer.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL
    UNCERTAINTIES.

    Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Recently, the United States Congress enacted Internet legislation relating to issues such as children's privacy, copyright and taxation. The children's privacy legislation imposes restrictions on the collection, use and distribution of personal identification information obtained online from children under the age of 13. The copyright legislation establishes rules governing the liability of Internet service providers and Web site publishers for the copyright infringement of Internet users. The tax legislation places a moratorium on certain forms of Internet taxes for three years; however, this moratorium does not apply to sales and use taxes. Additionally, the European Union recently adopted a directive addressing data privacy which imposes restrictions on the collection, use and processing of personal data. Existing legislation and any new legislation could hinder the growth in use of the Internet generally and decrease the acceptance of the Internet as a medium for communication, commerce and advertising. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take several years to determine whether and how existing laws such as those governing intellectual property, taxation and personal privacy apply to the Internet and Internet services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, which may impose additional burdens on companies conducting business online. Our business, results of operations and financial condition could be materially and adversely affected if we do not comply with recent legislation or laws or regulations relating to the Internet that are adopted or modified in the future.

    For example, the LivePerson service allows our clients to capture and save information about Internet users, possibly without their knowledge. Additionally, our service uses a tool, commonly referred to as a "cookie," to uniquely identify each of our clients' Internet users. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson service could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could harm our business, results of operations and financial condition.

SECURITY CONCERNS COULD HINDER COMMERCE ON THE INTERNET.

    User concerns about the security of confidential information online has been a significant barrier to commerce on the Internet and online communications. Any well-publicized compromise of security could deter people from using the Internet or other online services or from using them to conduct transactions that involve the transmission of confidential information. If Internet commerce is inhibited as a result of such security concerns, our business would be harmed.

                                  OTHER RISKS

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS WILL EXERCISE
    CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

    Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own more than 50% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

OF OUR TOTAL OUTSTANDING SHARES, 25,339,869 ARE RESTRICTED FROM IMMEDIATE RESALE
    PURSUANT TO CONTRACTUAL AGREEMENTS AND PROVISIONS OF LAWS, BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THE SALE OF THESE SHARES COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

    After the initial public offering of our common stock, which commenced trading on April 7, 2000, we had outstanding 29,339,869 shares of common stock. Of these shares, the 4,000,000 shares sold in our initial public offering are freely tradable, except for any shares purchased by our "affiliates," as that term is used in Rule 144 of the Securities Act, who are generally those persons who directly or indirectly control LivePerson, such as our directors, executive officers, and significant stockholders. Affiliates may only sell their shares pursuant to the requirements of Rule 144 or in a registered public offering. Unless sold earlier pursuant to a registered public offering, the remaining 25,339,869 shares will become available for resale in the public market at various times in the future, including 20,603,027 shares that are eligible for resale following the expiration of the 180-day lock-up agreements entered into among the underwriters and such stockholders. Chase Securities Inc. may waive the restrictions imposed in such agreements at any time. The following table illustrates the shares eligible for sale in the public market:

NUMBER OF SHARES        DATE
----------------        ----
      4,000,000         After April 6, 2000, freely tradable shares sold in our
                        initial public offering and shares saleable under Rule
                        144(k) that are not subject to the 180-day lock-up

              0         After July 5, 2000, shares saleable under Rule 144 or Rule
                        701 that are not subject to the 180-day lock-up

      20,603,027        After October 3, 2000, the 180-day lock-up is released and these shares are saleable under Rule 144 (subject, in some cases, to volume limitations), Rule 144(k) or Rule 701

      4,736,842         After October 3, 2000, restricted securities that are held for less than one year are not yet saleable under Rule 144

    In addition, up to 151,065 shares which are issuable pursuant to options to purchase common stock are not subject to the 180-day lock-up and will be freely tradable upon exercise of the options. As of May 10, 2000, options to purchase 19,000 of these shares of common stock had been exercised.

    As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

    Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock may fluctuate significantly, in response to the following factors, some of which are beyond our control:

    -  variations in our quarterly operating results;

    -  changes in market valuations of Internet and other technology companies;

    - our announcements of significant client contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    -  our failure to complete significant sales;

    -  additions or departures of key personnel;

    -  future sales of our common stock; and

    -  changes in financial estimates by securities analysts.

    In the past, companies that have experienced volatility in the market price of their common stock have been the object of securities class action litigation. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and distract management from other aspects of operating our business.

WE MAY SPEND A SUBSTANTIAL PORTION OF THE NET PROCEEDS OF OUR INITIAL PUBLIC
    OFFERING IN WAYS WITH WHICH YOU MAY NOT AGREE.

    Our management has broad discretion to spend the net proceeds from our initial public offering in ways with which you may not agree. Any currently anticipated uses of the net proceeds of our initial public offering are subject to change. The failure of our management to apply these funds effectively could result in unfavorable returns. This could have a material and adverse effect on our business, results of operations and financial condition, and could cause the price of our common stock to decline.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT
    DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Provisions of our amended and restated certificate of incorporation, such as our staggered board of directors, the manner in which director vacancies may be filled and provisions regarding the calling of stockholder meetings, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, provisions of our amended and restated bylaws, such as advance notice requirements for stockholder proposals, and applicable provisions of Delaware law, such as the application of business combination limitations, could impose similar difficulties. Further, our amended and restated certificate of incorporation and our amended and restated bylaws may not be amended without the affirmative vote of at least 66.67% of our board of directors or without the affirmative vote of not less than 66.67% of the outstanding shares of our capital stock entitled to vote generally in the election of directors (considered for this purpose as a single class) cast at a meeting of our stockholders called for that purpose.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK. Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

    INTEREST RATE RISK. Our investments are classified as cash and cash equivalents and marketable securities. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) None

    (b) None.

    (c) Recent Sales of Unregistered Securities:

    All information in this section relating to options reflects a three-for-two stock split of shares of our common stock effected on March 8, 2000 in the form of a stock dividend. All information in this section relating to shares of convertible preferred stock reflects the actual shares issued, which converted into common stock at a ratio of two preferred shares for three common shares upon the closing of our initial public offering on April 12, 2000.

    In the quarter ended March 31, 2000, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"):

    COMMON STOCK. On January 28, 2000, we issued 62,500 shares of common stock, par value $0.001 per share ("Common Stock") to Silicon Alley Venture Partners, LLC pursuant to the exercise of an option to purchase shares of Common Stock, at an aggregate price of $62,500. On February 29, 2000, we issued 117,187 shares of Common Stock to Dawntreader Fund I LP pursuant to the exercise of a warrant to purchase shares of Common Stock, at an aggregate price of $281,250. On March 8, 2000, in order to effect a three-for-two stock split in the form of a stock dividend, we issued an aggregate of 2,453,844 shares of Common Stock to Robert P. LoCascio, Robert Olender, Henry R. Kravis, Mark Lipschultz, Esther Dyson, Dawntreader Fund I LP and Silicon Alley Venture Partners, LLC. On March 22, 2000, we issued 16,065 shares of Common Stock to Ronald Palmeri pursuant to the exercise of an option to purchase shares of Common Stock at an aggregate price of $10,710. All such issuances were made under the exemption from registration provided by Section 4(2) of the Act.

    CONVERTIBLE PREFERRED STOCK. We issued 3,157,895 shares of Series D redeemable convertible preferred stock, par value $0.001 per share, on January 28, 2000 at a purchase price per share of $5.70 for gross proceeds of $18,000,000 to Dell USA L.P., Austin I, LLC, Van Eyck Partners, LLC, Striped Marlin Investments, LLC, MSD EC I, LLC, and NBC Interactive Media, Inc. All such issuances were made under the exemption from registration provided under Section 4(2) of the Act.

    OPTIONS. Of the options granted by us pursuant to our 2000 Stock Incentive Plan and Employee Stock Purchase Plan, the successors to our 1998 Stock Option and Restricted Stock Purchase Plan, options to purchase 297,750 shares of Common Stock were cancelled through March 31, 2000 and options to purchase a total of 5,574,405 shares of Common Stock at a weighted average exercise price of $2.61 per share remained outstanding at March 31, 2000. All such grants were made under the exemptions from registration provided under Rule 701 and Section 4(2) of the Act.

    (d) Use of Proceeds

    On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of Common Stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The aggregate price of the offering shares was $32.0 million and our net proceeds after underwriters' commissions and expenses were approximately $28.3 million. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. We have invested the proceeds in cash and cash equivalents.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 28, 2000, in a Written Consent in Lieu of a Special Meeting of the Stockholders of the Company, the holders of 4,755,899 shares of Common Stock (out of 4,907,687 shares outstanding) and the holders of 11,184,784 shares of preferred stock, voting on an as converted basis (out of 11,974,852 shares outstanding on an as converted basis), approved an amendment to the Company's certificate of incorporation, changing the name of the Company from 'Live Person, Inc.' to 'LivePerson, Inc.' and increasing the authorized Common Stock to 100,000,000 shares. On March 23, 2000, in a Written Consent in Lieu of a Special Meeting of the Stockholders of the Company, the holders of 7,377,596 shares of Common Stock, representing all of the then outstanding shares of Common Stock of the Company and the holders of 17,962,273 shares of our preferred stock, voting on an as converted basis, representing all of then outstanding shares of preferred stock, approved our Fourth Amended and Restated Certificate of Incorporation, our Second Amended and Restated By-laws, our 2000 Stock Incentive Plan and our Employee Stock Purchase Plan.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

     27 Financial Data Schedule

    (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LIVEPERSON, INC.
                                   (Registrant)

Date: May 15, 2000                By: /s/ ROBERT P. LOCASCIO
                                      Name:  Robert P. LoCascio
                                      Title: President and Chief Executive
                                             Officer (duly authorized officer)

Date: May 15, 2000                By: /s/ TIMOTHY E. BIXBY
                                      Name:  Timothy E. Bixby
                                      Title: Executive Vice President, Chief
                                             Financial Officer and Secretary
                                             (principal financial and accounting
                                             officer)