Form 10-Q
period 2000-06-30
LIVEPERSON INC
filed 2000-08-10
CIK 1102993

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes      X               No
   --------------          ------------

         As of July 28, 2000, there were 29,455,994 shares of the issuer's common stock outstanding.

                                LIVEPERSON, INC.
                                  JUNE 30, 2000
                                    FORM 10-Q
                                      INDEX



                                                                                 PAGE


PART I.  FINANCIAL INFORMATION..................................................   3

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.........................................   3

Condensed Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999.    3

Unaudited Condensed Statements of Operations for the three and six months
           ended June 30, 2000 and 1999........ ................................   4

Unaudited Condensed Statements of Cash Flows for the six months ended
           June 30, 2000 and 1999...............................................   5

Notes to Unaudited Interim Condensed Financial Statements.......................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..................................................  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............  35


PART II.  OTHER INFORMATION.....................................................  35

ITEM 1.  LEGAL PROCEEDINGS......................................................  35

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................  35

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................  35

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  35

ITEM 5.  OTHER INFORMATION......................................................  35

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K........................................  35

                          PART I. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                                LIVEPERSON, INC.

                            CONDENSED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            JUNE 30, 2000    DECEMBER 31, 1999
                                                                            -------------    -----------------
                                                                            (UNAUDITED)
                           ASSETS
Current assets:
    Cash and cash equivalents ..............................................     $  4,736            $ 14,944
    Marketable securities ..................................................       35,272                  --
    Accounts receivable, net ...............................................          729                 465
    Prepaid expenses and other current assets ..............................        1,064                 597
                                                                                 --------            --------
        Total current assets ...............................................       41,801              16,006
Property and equipment, net ................................................       13,027               2,457
Security deposits ..........................................................          258                 487
Deferred offering costs ....................................................           --                 140
Deferred costs, net ........................................................          687                 480
                                                                                 --------            --------
        Total assets .......................................................     $ 55,773            $ 19,570
                                                                                 ========            ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable .......................................................     $  4,481            $  1,776
    Accrued expenses .......................................................        1,347                 689
    Deferred revenue .......................................................          625                 161
                                                                                 --------            --------
        Total current liabilities ..........................................        6,453               2,626
                                                                                 --------            --------
Deferred rent ..............................................................          254                  --

Commitments and contingencies

Series C redeemable convertible preferred stock, $.001 par
  value; 0 shares authorized, issued and outstanding at June 30,
  2000 and 5,132,433 shares authorized, issued and outstanding at
  December 31, 1999, with an aggregate liquidation preference of
  $0 and $18,990 at June 30, 2000 and December 31, 1999, respectively.......           --              18,990

Stockholders' equity (deficit):
     Series A convertible preferred stock, $.001 par value;
       0 shares authorized, issued and outstanding at June 30,
       2000 and 2,541,667 shares authorized, issued and outstanding at December 31, 1999, with an aggregate liquidation preference of $0 and $3,000 at June 30, 2000 and December 31, 1999,
       respectively..........................................................          --                   3
     Series B convertible preferred stock $.001 par value;
       0 shares authorized, issued and outstanding at June 30,
       2000 and 1,142,857 shares authorized, issued and outstanding at December 31, 1999, with an aggregate liquidation preference of $0 and $1,600 at June 30, 2000 and December 31, 1999,
       respectively.........................................................           --                   1
    Preferred stock, $.001 par value; 5,000,000 shares authorized,
       0 issued and outstanding at June 30, 2000............................           --                 --
     Common stock, $.001 par value; 100,000,000 shares
       authorized, 29,453,369 shares issued and outstanding
       at June 30, 2000; 30,000,000 shares authorized,
       7,092,000 shares issued and outstanding at
       December 31, 1999 ...................................................           29                   7
    Additional paid-in capital .............................................       96,782              12,420
    Deferred compensation ..................................................      (12,274)             (4,644)
    Accumulated deficit ....................................................      (35,471)             (9,833)
                                                                                 --------            --------
        Total stockholders' equity (deficit) ...............................       49,066              (2,046)
                                                                                 --------            --------
        Total liabilities and stockholders' equity (deficit) ...............     $ 55,773            $ 19,570
                                                                                 ========            ========


   SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                 ------------------------------      -------------------------------
                                                                      2000             1999              2000             1999
                                                                 -------------     ------------      ------------      -------------
Revenue:
    Service revenue ........................................     $      1,326      $         26      $      2,100      $         41
    Programming revenue ....................................               --                23                --                32
                                                                 ------------      ------------      ------------      ------------
        Total revenue ......................................            1,326                49             2,100                73
                                                                 ------------      ------------      ------------      ------------
Operating expenses:
    Cost of revenue ........................................            2,039                51             3,229                75
    Product development ....................................            2,151               147             3,918               286
    Sales and marketing, exclusive of $179 and $0 for the 3
     months ended June 30 and $934 and $0 for the six months
     ended June 30 reported below as non-cash
     compensation expenses .................................            3,791               396             7,217               447
    General and administrative, exclusive of $4,823 and $117
     for the 3 months ended June 30 and $10,023 and $167 for
     the six months ended June 30 reported below as non-cash
     compensation expenses .................................            1,989               189             3,290               347
    Non-cash compensation expenses .........................            5,002               117            10,957               167
                                                                 ------------      ------------      ------------      ------------
        Total operating expenses ...........................           14,972               900            28,611             1,322
                                                                 ------------      ------------      ------------      ------------
Loss from operations: ......................................          (13,646)             (851)          (26,511)           (1,249)
                                                                 ------------      ------------      ------------      ------------
Other income (expense):
     Interest income .......................................              582                38               873                58
     Interest expense ......................................               --                --                --                (1)
                                                                 ------------      ------------      ------------      ------------
        Total other income (expense), net ..................              582                38               873                57
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................          (13,064)             (813)          (25,638)           (1,192)
Non-cash preferred stock dividend ..........................               --                --            18,000                --
                                                                 ------------      ------------      ------------      ------------
Net loss attributable to common stockholders ...............          (13,064)             (813)          (43,638)           (1,192)
                                                                 ============      ============      ============      ============
Basic and diluted net loss per common share ................     $      (0.47)     $      (0.11)     $      (2.48)     $      (0.17)
                                                                 ============      ============      ============      ============

Weighted average shares outstanding used in basic and
     diluted net loss per common share calculation .........       27,969,434         7,092,000        17,597,169         7,092,000
                                                                 ============      ============      ============      ============



SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    --------------------------
                                                                       2000             1999
                                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...............................................        $(25,638)        $ (1,192)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Non-cash expenses ..................................          10,989              167
        Depreciation .......................................             731                3
        Provision for doubtful accounts ....................              65               --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable ....................................            (329)             (52)
    Prepaid expenses and other current assets ..............            (467)             (18)
    Security deposits ......................................             229              (80)
    Accounts payable .......................................           2,705              239
    Accrued expenses .......................................             658               78
    Deferred revenue .......................................             464               15
    Deferred rent ..........................................             254               --
                                                                    --------         --------
        Net cash used in operating activities ..............         (10,339)            (840)
                                                                    --------         --------

Cash flows from investing activities:
    Purchases of property and equipment ....................         (11,301)            (108)
    Purchase of investment securities available for sale ...         (40,272)              --
    Sale of investment securities available for sale .......           5,000               --
                                                                    --------         --------
        Net cash used in investing activities ..............         (46,573)            (108)
                                                                    --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock related to
        initial public offering ............................          28,104               --
    Net proceeds from issuance of Series A, B, C and D
        preferred stock and warrants to acquire common
        stock ..............................................          17,918            4,588
    Proceeds from issuance of note payable .................              --             (100)
    Proceeds from issuance of common stock in connection
        with the  exercise of warrants and options .........             542               --
    Deferred offering costs ................................             140               --
                                                                    --------         --------
        Net cash provided by financing activities ..........          46,704            4,488
                                                                    --------         --------
        Net (decrease) increase in cash and cash equivalents         (10,208)           3,540
    Cash and cash equivalents at the beginning of the
        period .............................................          14,944              107
                                                                    --------         --------
    Cash and cash equivalents at the end of the period .....        $  4,736         $  3,647
                                                                    ========         ========

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

    (B) UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying interim condensed financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, the unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of LivePerson, Inc. as of June 30, 2000 and the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date.

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

    (C) INITIAL PUBLIC OFFERING

    On April 12, 2000, the Company consummated its initial public offering (the "IPO"), which resulted in the issuance of 4,000,000 shares of its common stock at $8.00 per share and realized net proceeds to the Company of approximately $28,100.

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

    (F) LETTERS OF CREDIT

    The Company is contingently liable under standby letters of credit totaling approximately $2,200 at June 30, 2000. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

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

                                LIVEPERSON, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (H) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and note payable. At December 31, 1999 and June 30, 2000, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. The Company has not experienced any significant credit loss to date. No single customer accounted for or exceeded 10% of either revenue or accounts receivable in 1999 or in the quarters ended March 31, 2000 and June 30, 2000.

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

    Diluted net loss per common share for the periods ending June 30, 1999 and June 30, 2000 does not include the effects of options to purchase 1,871,970 and 5,709,145 shares of common stock, respectively, 718,749 and 542,968 common stock warrants, respectively, and an aggregate of 5,526,784 and 0 shares of Series A, Series B, Series C and Series D convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

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

    (K) RECENT ACCOUNTING PRONOUNCEMENTS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $0 as of December 31, 1999 and $2,063 as of June 30, 2000.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

(2) BALANCE SHEET COMPONENTS

    Property and equipment is stated at cost and is summarized as follows:


                                                   JUNE 30,     DECEMBER 31,
                                                    2000           1999
                                                 -----------    ------------
                                                 (UNAUDITED)

Computer equipment and software .........          $12,174         $ 2,367
Furniture and equipment .................            1,682             188
                                                   -------         -------
                                                    13,856           2,555
Less accumulated depreciation ...........              829              98
                                                   -------         -------
    Total ...............................          $13,027         $ 2,457
                                                   =======         =======

    Accrued expenses consists of the following:
                                                   JUNE 30,     DECEMBER 31,
                                                    2000           1999
                                                 -----------    ------------
                                                 (UNAUDITED)

Professional services and consulting
    fees.................................          $   120         $   222
Payroll and related costs ...............              475             227
Employee stock purchase plan payable ....              224              --
Deferred rent ...........................               85              67
Sales commissions .......................              238              68
Other ...................................              205             105
                                                   -------         -------
    Total ...............................          $ 1,347         $   689
                                                   =======         =======

    Prepaid expenses and other current assets at June 30, 2000 and December 31, 1999 principally included prepayments for various advertising and promotional activities. Directors and officers insurance is also a part of the balance at June 30, 2000.

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

    During the period from January 1, 2000 through June 30, 2000, 175,781 warrants to purchase common stock at an exercise price of $1.60 per share were exercised.

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

    In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.

    A summary of the Company's stock option activity and weighted average exercise prices is as follows:


                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------

Options outstanding at December 31, 1997....................         --          --
Options granted.............................................    197,100       $0.67
Options cancelled...........................................         --          --
                                                              ---------       -----
Options outstanding at December 31, 1998....................    197,100       $0.67
Options granted.............................................  3,496,245       $1.37
Options cancelled...........................................    (81,000)      $0.94
                                                              ---------       -----
Options outstanding at December 31, 1999....................  3,612,345       $1.33
Options granted (unaudited).................................  2,619,270       $4.70
Options exercised (unaudited)...............................   (223,315)      $1.18
Options cancelled (unaudited)...............................   (299,155)      $2.86
                                                              ---------       -----
Options outstanding at June 30, 2000 (unaudited)............  5,709,145       $2.86
                                                              =========       =====

Options exercisable at December 31, 1998....................         --          --

Options exercisable at December 31, 1999....................    479,960       $1.09
                                                              =========       =====
Options exercisable at June 30, 2000 (unaudited)............  1,516,188       $2.45
                                                              =========       =====

                                LIVEPERSON, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4) STOCK OPTIONS (CONTINUED)

    During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period. The Company is receiving subscription revenue from the client over the two-year period based on the number of seats the client is using. There is no minimum guarantee. This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of 3 years from the date of grant. The Company accounted for this option in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company's common stock as of each balance sheet date. The $566 value ascribed to the option reflects the market value at December 31, 1999 and has been recorded as deferred cost on the Company's December 31, 1999 balance sheet. The value ascribed to this option was adjusted at each balance sheet date to bring the total deferred cost recognized up to the then current fair value. This cost is being ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable. As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 has been offset against the $27 of revenue recognized from the client, and the remaining $62 of sales and marketing expense is reflected as a non-cash expense in the Company's 1999 statement of operations. In February 2000, the Company amended the option agreement with the client whereby the option became fully vested and immediately exercisable. The client exercised the option in May 2000. However, the client is precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which is being ratably amortized over the remaining service period of approximately 15 months because the vesting of the options does not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 is being recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense which will be reflected as a non-cash expense in the Company's statement of operations. The Company amortized $198 and $327 of the deferred costs during the three and six month periods ended June 30, 2000, respectively, of which $20 was offset against the $20 of revenue recognized from the client for the three months ended June 30, 2000 and $32 was offset against the $32 of revenue recognized from the client for the six months ended June 30, 2000. The remaining $178 and $295 of sales and marketing expense for the three and six months ended June 30, 2000, respectively, is reflected as a non-cash expense in the Company's June 30, 2000 Statements of Operations.

                                LIVEPERSON, INC.

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4) STOCK OPTIONS (CONTINUED)

    During 1999 and through the six months ended June 30, 2000, the Company granted stock options to purchase 6,115,515 shares of common stock at a weighted average exercise price of $2.80 per share, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the year ended December 31, 1999 and the six months ended June 30, 2000, the Company recorded deferred compensation of approximately $6,233 and $18,010, respectively, in connection with these options. These amounts are presented as deferred compensation within the financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. The Company amortized $1,589 of deferred compensation for the year ended December 1999 and $4,823 and $10,022 for the three and six months ended June 30, 2000, respectively. The aggregate amount of deferred compensation recorded for employees who left the company during the six months ended June 30, 2000, approximated $360. The Company expects to amortize the following amounts of deferred compensation relating to options granted in 1999 and 2000 as follows: 2000-$14,250, including the $10,022 that was recorded in the six month period ended June 30, 2000; 2001-$4,828; 2002-$2,434; and 2003-$784.

    The Company recorded an additional $639 of non-cash expense during the first quarter of 2000 in connection with the vesting of options pursuant to an employee severance agreement.


(5) COMMITMENTS AND CONTINGENCIES

    In the first quarter of 2000, the Company entered into three additional leases for office space. The lease for the Company's San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $275. The security deposit for this lease is approximately $24. The Company also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City expiring in October 2000, providing for annual aggregate payments of $238 and $182, respectively. In March 2000, the Company entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, at a rent of approximately $1,400 per year in the first three years, $1,500 per year in years four through seven and $1,600 per year in years eight through ten. The related security deposit, which is included in cash and cash equivalents, is $2,000 for the first three years, $1,300 for years four through seven and $670 for years eight through ten. The other floor consists of approximately 43,000 square feet, and the lease term relating to that floor commences in March 2001, at a rent of approximately $1,500 per year in the first three years, $1,600 per year in years four through seven and $1,700 per year in years eight through ten. The related security deposit is $2,200 for the first three years, $1,500 for years four through seven and $747 for years eight through ten. At the Company's option, the Company provided the security deposit through a letter of credit.


(6) SUBSEQUENT EVENTS

    During July 2000, the Company entered into an eighteen month lease for certain computer equipment requiring monthly payments of approximately $69.

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

OVERVIEW

    LivePerson is a leading application service provider of technology facilitating real-time sales and customer service for companies doing business on the Internet. We offer our proprietary real-time interaction technology as an outsourced service. We currently generate revenue from the sale of our LivePerson service, which enables our clients to communicate directly with Internet users via text-based chat, and related professional services. Our clients can respond to Internet user inquiries in real time, and can thereby enhance their Internet users' online shopping experience.

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

    On April 12, 2000, we consummated our initial public offering, which resulted in the issuance of 4,000,000 shares of our common stock at $8.00 per share and we received net proceeds of approximately $28.1 million.

    REVENUE

    With respect to the LivePerson service, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each seat. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our service. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in 1999 and the six months ended June 30, 2000, revenue attributable to our monthly service fee accounted for 95% and 98%, respectively, of total LivePerson service revenue. In addition, because we expect the aggregate number of seats to continue to grow, we expect the set-up fee to represent a decreasing percentage of total revenue over time. We do not charge an additional set-up fee if an existing client adds more seats. We recognize monthly service revenue fees and professional service fees as services are provided. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days.

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

    Prior to November 1998, when the LivePerson service was introduced, we generated revenue from services primarily related to Web-based community programming and media design. Revenue from such services was $23,000 and $32,000 for the three and six months ended June 30, 1999, respectively. As of January 2000, we no longer generated any revenue from these services. Revenue generated from Web-based community programming and media design services is recognized upon completion of the project, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable.

    OPERATING EXPENSES

    Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with outsourced programming and design. We no longer incurred these costs as of December 1998. We began developing the LivePerson service in the third quarter of 1998. We did not allocate development costs of the LivePerson service separately. Accordingly, since November 1998, our cost of revenue has principally been associated with the LivePerson service and has consisted of:

    - compensation costs relating to employees who provide customer service to our clients, consisting of 17 people at December 31, 1999 and 37 people at June 30, 2000;

    - compensation costs relating to our network support staff, consisting of 5 people at December 31, 1999 and 8 people at June 30, 2000;

    -    allocated occupancy costs and related overhead; and

    - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software.

    Our product development expenses consist primarily of compensation and related expenses for product development personnel, consisting of 15 and 44 people at December 31, 1999 and June 30, 2000, respectively, allocated occupancy costs and related overhead, and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

    Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of 21 and 39 people at December 31, 1999 and June 30, 2000, respectively, allocated occupancy costs and related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.

    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of 15 and 29 people at December 31, 1999 and June 30, 2000, respectively, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

    In the second quarter 2000, we increased our allowance for doubtful accounts to $150,000 from $85,000 at December 31, 1999, principally due to an increase in accounts receivable. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

    NON-CASH EXPENSES

    During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson service to Network Commerce for two years. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted these options as an incentive for entering into a two-year service agreement with us that had no minimum revenue guarantees, at a point in time when the LivePerson service was very new and its viability was not yet known. At December 31, 1999, the total value ascribed to this option, using a Black-Scholes pricing model, was $566,000, which was recorded as a deferred cost in our December 31, 1999 balance sheet. In 1999, we amortized $86,000 of this deferred cost, of which $24,000 has been offset against the $27,000 of revenue recognized from Network Commerce. The remaining $62,000 constitutes sales and marketing expense and is reflected as a non-cash expense in our 1999 statement of operations.

    In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable, and Network Commerce exercised the option in May 2000. Network Commerce has agreed, however, that it will not sell the underlying common stock until the earlier of five years or, if certain revenue criteria are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which is being ratably amortized over the remaining service period of approximately 12 months because the vesting of the option does not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 is being recorded as a reduction of the revenue recognized from Network Commerce with any excess amortization recorded as sales and marketing expense, which will be reflected as a non-cash expense in our statement of operations. The Company amortized $198,000 and $327,000 of the deferred costs during the three and six month periods ended June 30, 2000, respectively, of which $20,000 was offset against the $20,000 of revenue recognized from the client for the three months ended June 30, 2000 and $32,000 was offset against the $32,000 of revenue recognized from the client for the six months ended June 30, 2000. The remaining $178,000 and $295,000 of sales and marketing expense is reflected as a non-cash expense in our June 30, 2000 Statement of Operations.

    For the period January 1, 1999 through June 30, 2000, we granted stock options to purchase 6,115,515 shares of common stock, of which options to purchase 5,270,950 shares of common stock at a weighted average exercise price of $2.86 remained outstanding at June 30, 2000. Certain of these options were granted at less than the deemed fair value at the date of grant. The deemed fair value of our common stock ranged from $0.67 to $13.00 for the period during which these options were granted. In connection with the granting of these options, we recorded deferred compensation of $6.2 million in 1999 and recorded additional deferred compensation of $18.0 million in the six months ended June 30, 2000, representing the difference between the deemed fair value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. This amount is recorded as deferred compensation in our financial statements and is being amortized over the vesting period, typically three to four years, of the applicable options. The aggregate amount of deferred compensation recorded for employees who left the company during the six months ended June 30, 2000, approximated $360,000. In 1999 and the first six months 2000, we amortized $1.6 million and $10.0 million, respectively, of deferred compensation. We expect to amortize the remaining deferred compensation annually as follows:

    - 2000--$14.3 million, including the $10.0 million that was recorded in the first six months;

    -    2001--$4.8 million;

    -    2002--$2.4 million; and

    -    2003--$784,000.

    We recorded an additional $639,000 of non-cash expense during the first quarter of 2000 in connection with the vesting of options pursuant to an employee severance agreement.

     In January 1999, we issued 41,667 shares of series A convertible preferred stock in the amount of $50,000 in exchange for consulting services provided by Silicon Alley Venture Partners, LLC.

RESULTS OF OPERATIONS

    Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our second quarter 2000 and 1999 operating results with those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    REVENUE. Total revenue increased to $1.3 million and $2.1 million in the three and six months ended June 30, 2000, respectively, from $49,000 and $73,000 for the three and six months ended June 30, 1999, respectively. Revenue associated with the LivePerson service increased to $1.3 million and $2.1 million in the three and six months ended June 30, 2000, respectively, from $26,000 and $41,000 in the three and six months ended June 30, 1999, respectively. These increases were due primarily to increased marketing efforts on behalf of the LivePerson service, increased market acceptance of LivePerson's service and increased sales generated by LivePerson's expanded sales force. The growth of our sales force has allowed us to solicit more prospective clients and to respond more quickly and effectively to their inquiries. We cannot assure you that we will achieve similar growth, if at all, in future periods.

    Revenue associated with Web-based community programming and media design services decreased to $0 in the three and six months ended June 30, 2000, from $23,000 and $32,000, respectively, in the comparable periods in 1999. We no longer provided these services as of January 2000; accordingly, we believe period-to-period comparisons are not meaningful.

    COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $2.0 million and $3.2 million in the three and six months ended June 30, 2000, respectively, from $51,000 and $75,000, respectively, in the comparable periods in 1999. This increase was primarily attributable to costs associated with an increase in the number of LivePerson network operations personnel and client services personnel to serve an expanding client base. Our network operations organization grew to 8 people at June 30, 2000 from 0 people at June 30, 1999 and our client services organization grew to 37 people at June 30, 2000 from 3 people at June 30, 1999. We expect to continue to expand our technological infrastructure and to incur increased depreciation expenses related to such spending.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $2.2 million and $3.9 million in the three and six months ended June 30, 2000, respectively, from $147,000 and $286,000, respectively, in the comparable periods in 1999. This increase was primarily attributable to an increase in the number of LivePerson product development personnel, which grew to 44 people at June 30, 2000 from 6 at June 30, 1999, as well as allocated occupancy costs and related overhead.

    SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to $3.8 million and $7.2 million in the three and six months ended June 30, 2000, respectively, from $396,000 and $447,00, respectively, in the comparable periods in 1999. This increase was primarily attributable to increased expenses for advertising and marketing as well as increased headcount and related personnel expenses. Our sales and marketing headcount grew to 39 people at June 30, 2000 from 8 people at June 30, 1999. The increase in sales staff headcount is attributable to the expansion of our sales efforts. The increase in our marketing headcount and related expenses is due to our increasing efforts to enhance our brand recognition. We expect sales and marketing expense to continue to increase as we expand our business.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel. General and administrative expenses increased to $2.0 million and $3.3 million in the three and six months ended June 30, 2000, respectively, from $189,000 and $347,000, respectively, in the comparable periods in 1999. This increase was due primarily to an increase in headcount, which grew to 29 people at June 30, 2000 from 3 at June 30, 1999, and, to a lesser extent, to professional fees. We expect general and administrative costs to continue to increase in connection with the growth of our business as well as our reporting obligations as a public company.

    NON-CASH EXPENSES. Non-cash expenses consist primarily of amortization of deferred stock-based compensation, as well as compensation expense incurred in connection with options and preferred stock issued to non-employees in lieu of payment for services rendered. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options. Non-cash expenses increased to $5.0 million and $11.0 in the three and six months ended June 30, 2000, respectively, from $117,000 and $167,000, respectively, in the comparable periods in 1999.

    OTHER INCOME. Interest income was $582,000 and $873,000 for the three and six months ended June 30, 2000, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering and preferred stock issuances. Other income for the three and six months ended June 30, 1999 was $38,000 and $57,000, respectively, in the comparable periods in 1999. The increase, particularly since the second quarter of 1999, is due primarily to interest earned on the net proceeds from our initial public offering and the private placements of our series C and series D redeemable convertible preferred stock. See "Part II. Other Information--Item 2. Changes in Securities and Use of Proceeds--(d) Use of Proceeds."

    NET LOSS. Our net loss increased to $13.1 million and $25.6 million for the three and six months ended June 30, 2000, respectively, from $813,000 and $1.2 million, respectively, for the comparable periods in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. Through June 30, 2000, we have raised a total of $71.2 million in aggregate net proceeds. As of June 30, 2000, we had $40.0 million in cash and cash equivalents and marketable securities, an increase of $25.1 million from December 31, 1999. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes. In March 2000, we entered into two letters of credit, which serve as the security deposits for our new leases of office space, in an aggregate amount of $2.3 million for 2000. We expect to enter into an additional letter of credit for $2.2 million in 2001.

    Net cash used in operating activities was $10.3 million for the six months ended June 30, 2000 and consisted primarily of net operating losses, partially offset by an increase in non-cash expenses, accounts payable and accrued expenses. Net cash used in operating activities was $840,000 for the six months ended June 30, 1999 and consisted primarily of net operating losses, offset by non-cash expenses and changes in accounts payable.

    Net cash used in investing activities was $46.6 million in the six months ended June 30, 2000 and was due to the purchase of fixed assets and the purchase of short-term available-for-sale investments. Net cash used in investing activities was $108,000 for the six months ended June 30, 1999 and was due to the purchase of fixed assets.

    Net cash provided by financing activities was $46.7 million for the six months ended June 30, 2000 and was primarily attributable to proceeds from our initial public offering and the sale of our series D convertible preferred stock. Net cash provided by financing activities was $4.5 million for the six months ended June 30, 1999 and was primarily attributable to proceeds from the sale of our convertible preferred stock.

    As of June 30, 2000, our principal commitments consisted of $234,000 due per month under operating leases. During the year ending December 31, 2000, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not currently expect that our principal commitments for the year ended December 31, 2000 will exceed $5.0 million.

    In the first quarter of 2000, we entered into three additional leases for office space, one in San Francisco and two in New York City. The lease for our San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $275,000. We also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City expiring in October 2000, providing for annual aggregate payments of $238,000 and $182,000, respectively. In March 2000, we entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease provisions with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, with rent of approximately $1.4 million per year in the first three years, $1.5 million per year in years four through seven and $1.6 million per year in years eight through ten. The related security deposit is $2.0 million for the first three years, $1.3 million for years four through seven and $670,000 for years eight through ten. The other floor consists of approximately 43,000 square feet, and the lease provisions relating to that floor commence in March 2001, with rent of approximately $1.5 million per year in the first three years, $1.6 million per year in years four through seven and $1.7 million per year in years eight through ten. The related security deposit is $2.2 million for the first three years, $1.5 million for years four through seven and $747,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit.

    We have incurred significant net losses and negative cash flows from operations since inception, and as of June 30, 2000, had an accumulated deficit of $35.5 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and the issuance of our convertible preferred stock. We intend to continue to invest heavily in sales, marketing, promotion, technology and infrastructure development as we grow. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

    We expect to devote substantial capital resources to expand the sales, marketing, product development and customer service organizations, to expand our marketing effort, to build the infrastructure necessary to support the growth in our customer base and other general corporate activities.

    We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts, which could harm our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favorable terms, if at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 1998, AICPA issued Statement of position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1")." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We adopted SOP 98-1 in 1999 and capitalized $0 as of December 31, 1999 and $2,063,000 as of June 30, 2000.

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

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY PROVIDING THE LIVEPERSON SERVICE AND
    EXPECT TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

    We have only a limited operating history providing the LivePerson service upon which to base an evaluation of our current business and future prospects. We began offering the LivePerson service in November 1998; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as a provider of real-time sales and customer service technology for companies doing business on the Internet, we have only 20 months of historical financial data relating to the LivePerson service upon which to forecast revenue and results of operations.

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

    OUR ANNUAL REVENUE THROUGH DECEMBER 31, 1999 HAS NEVER EXCEEDED $620,000, OUR QUARTERLY REVENUE HAS NEVER EXCEEDED $1.4 MILLION, WE HAD AN ACCUMULATED DEFICIT OF $35.5 MILLION AS OF JUNE 30, 2000 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make significant capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future. We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson service), a net loss of approximately $9.8 million for the year ended December 31, 1999 and a net loss of $25.6 million for the six months ended June 30, 2000. In addition, for the six months ended June 30, 2000, we recorded a non-cash dividend of $18.0 million. The total non-cash charge we expect to record in connection with our 1999 and 2000 option grants for the year ended December 31, 2000 is approximately $14.0 million, of which $10.0 million was recorded in the six months ended June 30, 2000. The Company recorded an additional $639,000 of non-cash expense during the first quarter of 2000 in connection with the vesting of options pursuant to an employee severance agreement. As of June 30, 2000, our accumulated deficit was approximately $35.5 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

    The success of our business currently depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service. Revenue related to the LivePerson service, which will account for all of our revenue for the foreseeable future, is comprised of initial non-refundable set-up fees and ongoing monthly fees. Ongoing monthly fees, in turn, result from the sale of seats to new clients and the sale of additional seats to existing clients. Since 1999, revenue from monthly fees accounted for more than 90% of LivePerson service revenue. We introduced our LivePerson service in November 1998, and at June 30, 2000, we had 800 revenue-generating clients, of which 575 were actively using the LivePerson service. We cannot be certain that there will be client demand for our service or that we will be successful in penetrating the market for real-time sales and customer service technology. A decline in the price of, or fluctuation in the demand for, the LivePerson service, is likely to cause our revenue to decline. In addition, if our clients were to reduce the number of seats used or fail to purchase additional seats, our revenue might not increase.

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

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

    Since the launch of the LivePerson service in November 1998, we have grown rapidly. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we replaced our existing accounting and other back-office systems at a cost of approximately $1.0 million. The new systems are being integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant additional costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

    Further, as a result of our growth, the number of our employees grew from six at December 31, 1998 to 157 at June 30, 2000. In the area of technology, we grew from one employee at December 31, 1998, to 19 employees at December 31, 1999 and to 58 employees at June 30, 2000. We expect to increase our existing technology personnel in the remainder of the year; however we cannot assure you that we will grow by this amount. We also cannot assure you that we will be successful in integrating these new employees or that such integration will not distract valuable management resources.

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

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER
    RISKS AS WE EXPAND INTERNATIONALLY.

    We are expanding internationally. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS TO EXECUTE OUR BUSINESS
    STRATEGY AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

    We believe that our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, or to pay for acquisitions, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. In the past, we have obtained financing principally through the sale of preferred stock, common stock and warrants. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock. The terms of any debt securities could impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.



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

OF OUR TOTAL OUTSTANDING SHARES, 25,434,369 ARE RESTRICTED FROM IMMEDIATE
    RESALE PURSUANT TO CONTRACTUAL AGREEMENTS AND PROVISIONS OF LAWS, BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THE SALE OF THESE SHARES COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

    As of June 30, 2000 we had outstanding 29,453,369 shares of common stock. Of these shares, the 4,000,000 shares sold in our initial public offering and 19,000 shares issued pursuant to options not subject to the 180-day lock-up described below are freely tradable, except for any shares purchased by our "affiliates," as that term is used in Rule 144 of the Securities Act, who are generally those persons who directly or indirectly control LivePerson, such as our directors, executive officers, and significant stockholders. Affiliates may only sell their shares pursuant to the requirements of Rule 144 or in a registered public offering. Unless sold earlier pursuant to a registered public offering, the remaining 25,434,369 shares will become available for resale in the public market at various times in the future, including 20,603,027 shares that are eligible for resale following the expiration of the 180-day lock-up agreements entered into among the underwriters of our initial public offering and such stockholders. Chase Securities Inc. may waive the restrictions imposed in such agreements at any time. The following table illustrates the shares eligible for sale in the public market:

NUMBER OF SHARES        DATE
----------------        ----

      4,019,000         At any time, freely tradable shares sold in our
                        initial public offering, shares acquired pursuant to options and registered on our registration statement on Form S-8, and shares saleable under Rule 144(k) that are not subject to the 180-day lock-up

      20,603,027        After October 3, 2000, the 180-day lock-up is released
                        and these shares are saleable under Rule 144 (subject, in some cases, to volume limitations), Rule 144(k) or Rule 701

      4,831,342         After October 3, 2000, shares restricted from resale
                        pursuant to other contractual obligations or restricted securities that are held for less than one year which are not yet saleable under Rule 144


    In addition, up to 132,065 shares which are issuable pursuant to options to purchase common stock are not subject to the 180-day lock-up and will be freely tradable upon exercise of the options.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) None

    (b) None.

    (c) None.

    (d) Use of Proceeds

    On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of Common Stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters' discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. None of the proceeds from the offering were paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. We have invested the net proceeds in cash and cash equivalents pending their use for other purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

     27 Financial Data Schedule

    (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LIVEPERSON, INC.
                                  (Registrant)

Date: August 9, 2000                 By: /s/ ROBERT P. LOCASCIO
                                        -----------------------------------
                                        Name:  Robert P. LoCascio
                                        Title: President and Chief Executive
                                               Officer (duly authorized officer)

Date: August 9, 2000                 By: /s/ TIMOTHY E. BIXBY
                                        -----------------------------------
                                        Name:  Timothy E. Bixby
                                        Title: Executive Vice President, Chief
                                               Financial Officer and Secretary
                                               (principal financial and
                                               accounting officer)