Form 10-Q
period 2000-09-30
LIVEPERSON INC
filed 2000-11-14
CIK 1102993

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2000

                                       or

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

         As of October 27, 2000, there were 33,853,662 shares of the issuer's common stock outstanding.

                                LIVEPERSON, INC.
                               SEPTEMBER 30, 2000
                                    FORM 10-Q
                                      INDEX

                                                                                 PAGE
PART I.  FINANCIAL INFORMATION..................................................   3

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................   3

Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
          December 31, 1999.....................................................   3

Unaudited Condensed Consolidated Statements of Operations for the three and
          nine months ended September 30, 2000 and 1999.........................   4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999.....................................   5

Notes to Unaudited Interim Condensed Consolidated Financial Statements..........   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS..........................................................  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............  36


PART II.  OTHER INFORMATION.....................................................  36

ITEM 1.  LEGAL PROCEEDINGS......................................................  36

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................  36

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................  36

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  36

ITEM 5.  OTHER
         INFORMATION............................................................  36

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K........................................  36

                          PART I. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                LIVEPERSON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                               ------------------  -----------------
                                                                                   (UNAUDITED)
                           ASSETS
Current assets:
    Cash and cash equivalents ..................................................        $  3,505         $ 14,944
    Marketable securities ......................................................          25,802               --
    Accounts receivable, net ...................................................             945              465
    Prepaid expenses and other current assets ..................................             680              597
                                                                                        --------         --------
        Total current assets ...................................................          30,932           16,006
Property and equipment, net ....................................................          15,907            2,457
Security deposits ..............................................................             275              487
Deferred offering costs ........................................................              --              140
Deferred costs, net ............................................................             489              480
                                                                                        --------         --------
        Total assets ...........................................................        $ 47,603         $ 19,570
                                                                                        ========         ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ...........................................................        $  2,862         $  1,776
    Accrued expenses ...........................................................           1,787              689
    Deferred revenue ...........................................................             905              161
                                                                                        --------         --------
        Total current liabilities ..............................................           5,554            2,626
                                                                                        --------         --------
Deferred rent ..................................................................             279               --

Commitments and contingencies

Series C redeemable convertible preferred stock, $.001 par value per share; 0 shares authorized, issued and outstanding at September 30, 2000 and
       5,132,433 shares authorized, issued and outstanding at December 31, 1999, with an aggregate liquidation preference of $0 and $18,990 at September
       30, 2000 and December 31, 1999, respectively ............................              --           18,990

Stockholders' equity (deficit):
     Series A convertible preferred stock, $.001 par value per share; 0 shares authorized, issued and outstanding at September 30, 2000 and 2,541,667 shares authorized, issued and outstanding at December 31, 1999, with an aggregate liquidation preference of $0 and $3,000 at September 30, 2000
       and December 31, 1999, respectively .....................................              --                3
     Series B convertible preferred stock $.001 par value per share; 0 shares authorized, issued and outstanding at September 30, 2000 and 1,142,857 shares authorized, issued and outstanding at December 31, 1999, with an aggregate liquidation preference of $0 and $1,600 at September 30, 2000
       and December 31, 1999, respectively .....................................              --                1
     Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2000 and 183,043 shares
       authorized, 0 issued and outstanding at December 31, 1999 ...............              --               --
     Common stock, $.001 par value per share; 100,000,000 shares authorized,
       29,593,557 shares issued and outstanding at September 30, 2000;
       30,000,000 shares authorized, 7,092,000 shares issued and outstanding at
       December 31, 1999 .......................................................              30                7
    Additional paid-in capital .................................................          96,163           12,420
    Deferred compensation ......................................................          (9,622)          (4,644)
    Accumulated deficit ........................................................         (44,800)          (9,833)
    Other comprehensive loss ...................................................              (1)              --
                                                                                        --------         --------
        Total stockholders' equity (deficit) ...................................          41,770           (2,046)
                                                                                        --------         --------
        Total liabilities and stockholders' equity (deficit) ...................        $ 47,603         $ 19,570
                                                                                        ========         ========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                             -----------------------------     -----------------------------
                                                                 2000             1999             2000             1999
                                                             ------------     ------------     ------------     ------------
Revenue:
    Service revenue ........................................ $      1,849     $        139     $      3,949     $        180
    Programming revenue ....................................           --                4               --               36
                                                             ------------     ------------     ------------     ------------
        Total revenue ......................................        1,849              143            3,949              216
                                                             ------------     ------------     ------------     ------------
Operating expenses:
    Cost of revenue ........................................        2,216              173            5,445              248
    Product development ....................................        2,212              478            6,130              764
    Sales and marketing, exclusive of $179 and $0 for the
       3 months ended September 30, 2000 and 1999,
       respectively, and $1,113 and $0 for the nine
       months ended September 30, 2000 and 1999,
       respectively, reported below as non-cash
       compensation expenses ...............................        3,223            1,429           10,440            1,876
    General and administrative, exclusive of $1,852 and
       $170 for the 3 months ended September 30, 2000 and
       1999, respectively, and $11,876 and $337 for the
       nine months ended September 30, 2000 and 1999,
       respectively, reported below as non-cash
       compensation expenses ...............................        2,034              422            5,324              769
    Non-cash compensation expenses, net ....................        2,031              170           12,989              337
                                                             ------------     ------------     ------------     ------------
        Total operating expenses ...........................       11,716            2,672           40,328            3,994
                                                             ------------     ------------     ------------     ------------
Loss from operations .......................................       (9,867)          (2,529)         (36,379)          (3,778)
                                                             ------------     ------------     ------------     ------------
Other income (expense):
     Interest income .......................................          551              199            1,425              257
     Interest expense ......................................          (13)              --              (13)              (1)
                                                             ------------     ------------     ------------     ------------
        Total other income (expense), net ..................          538              199            1,412              256
                                                             ------------     ------------     ------------     ------------
Net loss ...................................................       (9,329)          (2,330)         (34,967)          (3,522)
Non-cash preferred stock dividend ..........................           --               --           18,000               --
                                                             ------------     ------------     ------------     ------------
Net loss attributable to common stockholders ...............       (9,329)          (2,330)         (52,967)          (3,522)
                                                             ============     ============     ============     ============
Basic and diluted net loss per common share ................ $      (0.32)    $      (0.33)    $      (2.44)    $      (0.50)
                                                             ============     ============     ============     ============

Weighted average shares outstanding used in basic and
     diluted net loss per common share calculation .........   29,476,985        7,092,000       21,722,748        7,092,000
                                                             ============     ============     ============     ============

             SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      ---------------------
                                                                        2000         1999
                                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................       $(34,967)    $ (3,522)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Non-cash compensation expenses, net ...................         13,028          337
        Depreciation ..........................................          1,515           24
        Provision for doubtful accounts .......................            195           38
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable .......................................           (675)        (233)
    Prepaid expenses and other current assets .................            (83)        (731)
    Security deposits .........................................            212         (476)
    Accounts payable ..........................................          1,086          774
    Accrued expenses ..........................................          1,098          122
    Deferred revenue ..........................................            744           63
    Deferred rent .............................................            279           --
                                                                      --------     --------
        Net cash used in operating activities .................        (17,568)      (3,604)
                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .......................        (14,965)        (593)
    Purchase of investment securities available for sale.......        (40,802)          --
    Sale of investment securities available for sale ..........         15,000           --
                                                                      --------     --------
        Net cash used in investing activities .................        (40,767)        (593)
                                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock related
        to initial public offering ............................         28,104           --
    Net proceeds from issuance of Series A, B, C and D
        preferred stock and warrants to acquire common stock...         17,918       23,468
    Proceeds from issuance of common stock in connection
        with the  exercise of warrants and options ............            735           --
    Deferred offering costs ...................................            140           --
                                                                      --------     --------
        Net cash provided by financing activities .............         46,897       23,468
                                                                      --------     --------
        Effect of foreign exchange rate changes on cash
        and cash equivalents ..................................             (1)          --
        Net (decrease) increase in cash and cash
        equivalents ...........................................        (11,439)      19,271
    Cash and cash equivalents at the beginning of the
     period ...................................................         14,944          107
                                                                      --------     --------
    Cash and cash equivalents at the end of the period ........       $  3,505     $ 19,378
                                                                      ========     ========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    (A) SUMMARY OF OPERATIONS

    LivePerson, Inc. (the "Company" or "LivePerson"), was incorporated in the State of Delaware in 1995 under the name of Sybarite Interactive Inc. The Company, which commenced operations in 1996, changed its name to Live Person, Inc. in January 1999 and to LivePerson, Inc. in March 2000. The Company is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.

     The Company generates revenues from the sale of the LivePerson service. Prior to November 1998, when the LivePerson service was introduced, the Company provided services primarily related to Web-based community programming and media design.

    (B) UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    The accompanying interim condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2000 and the consolidated results of operations and cash flows for the interim periods ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The balance sheet at December 31, 1999 has been derived from audited financial statements at that date.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 (commission file no. 333-95689) declared effective by the Securities and Exchange Commission on April 6, 2000.

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

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

 (1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (E) CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

    (F) MARKETABLE SECURITIES

    Marketable securities are carried at fair value with the changes in fair value reported in other comprehensive income. There were no changes in fair value during 2000. Realized gains and losses are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

    (G) LETTERS OF CREDIT

    The Company is contingently liable under standby letters of credit totaling approximately $2,200 at September 30, 2000. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

    (H) REVENUE RECOGNITION

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

    The Company also records revenue based upon a monthly fee charged for each seat using the LivePerson service, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty. The Company does not charge an additional set-up fee if an existing client adds more seats.

    The Company also generates revenue from call center referrals. The Company recognizes commissions based on revenue generated from these referrals upon notification from the other party of sales attributable to LivePerson.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (I) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and accounts payable. At December 31, 1999 and September 30, 2000, the fair value of these instruments approximated their financial statement carrying amount because of the short-term maturity of these instruments. The Company has not experienced any significant credit loss to date. No single customer accounted for or exceeded 10% of either revenue or accounts receivable in 1999 or as of and for the nine months ended September 30, 2000.

    (J) BASIC AND DILUTED NET LOSS PER SHARE

    The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

    Diluted net loss per common share for the periods ending September 30, 1999 and September 30, 2000 does not include the effects of options to purchase 2,858,845 and 5,873,233 shares of common stock, respectively, warrants to purchase 718,749 and 457,030 shares of common stock, respectively, and an aggregate of 13,225,431 and 0 shares of Series A, Series B, Series C and Series D convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (K) STOCK SPLIT

    Effective March 8, 2000, the Company authorized and implemented a 3-for-2 split of shares of the Company's common stock in the form of a common stock dividend. Accordingly, all common share and per common share information, warrants and options, in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

    (L) COMPUTER SOFTWARE

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $0 as of December 31, 1999 and $3,998 as of September 30, 2000.

    (M) RECENT ACCOUNTING PRONOUNCEMENTS

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

    FASB Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation" ("FIN No.44") provides guidance for applying
APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company adopted FIN No. 44 in the quarter ended September 30, 2000 and the effects are not significant on the Company's results of operations.

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

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(2) BALANCE SHEET COMPONENTS

    Property and equipment is stated at cost and is summarized as follows:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2000             1999
                                                     ----------      ------------
                                                     (UNAUDITED)
Computer equipment and software....................   $13,762           $2,367
Furniture and equipment............................     3,758              188
                                                       ------           ------
                                                       17,520            2,555
Less accumulated depreciation......................     1,613               98
                                                       ------           ------
    Total..........................................   $15,907           $2,457
                                                      =======           ======

    Accrued expenses consists of the following:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2000             1999
                                                     ----------      -------------
                                                    (UNAUDITED)
Professional services and consulting fees..........    $  126            $222
Payroll and related costs..........................       721             227
Employee stock purchase plan payable...............       332               -
Deferred rent......................................        93              67
Sales commissions..................................       446              68
Other..............................................        69             105
                                                       ------            ----
    Total..........................................    $1,787            $689
                                                       ======            ====

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

    In January 2000, LivePerson issued an aggregate of 3,157,895 shares of Series D Redeemable Convertible preferred stock ("Series D") at $5.70 per share. Total proceeds to the Company, net of offering costs of $100, amounted to $17,900. The difference between the price of the Series D on an "as if" converted to common stock basis of $3.80 and $11.70 (the fair value of the common stock on the date of issuance), or $7.90, multiplied by the number of shares of Series D on an "as if" converted to common stock basis represents the intrinsic value of the beneficial conversion feature, which totaled $37,421. However, as the intrinsic value of the beneficial conversion feature is greater than the $18,000 in gross proceeds received from the Series D issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $18,000 of gross proceeds received. The $18,000 beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series D was, at the time it was issued, immediately convertible at the option of the preferred stockholders. The $18,000 non-cash dividend increased the Company's net loss attributable to common stockholders for the quarter ended March 31, 2000 by the same amount.

    Upon the consummation of the Company's initial public offering on April 12, 2000, the Company authorized the issuance of 5,000,000 shares of preferred stock.

    During the period from January 1, 2000 through September 30, 2000, warrants to purchase 261,719 shares of common stock at an exercise price of $1.60 per share were exercised.

    Upon the closing of the IPO on April 12, 2000, 2,541,667, 1,142,857, 5,132,433 and 3,157,895 shares of Series A, Series B, Series C and Series D convertible preferred stock, respectively, representing all of the outstanding shares of the convertible preferred stock on that date, automatically converted at a ratio of two shares of preferred stock for three shares of common stock, into an aggregate of 17,962,273 shares of common stock. The Company filed an amended and restated certificate of incorporation in connection with the IPO that authorized 5,000,000 shares of undesignated preferred stock.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

    A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               OPTIONS    EXERCISE PRICE
                                                              ---------   --------------
Options outstanding at December 31, 1997....................         --          --
Options granted.............................................    197,100       $0.67
Options cancelled...........................................         --          --
                                                              ---------       -----
Options outstanding at December 31, 1998....................    197,100       $0.67
Options granted.............................................  3,496,245       $1.37
Options cancelled...........................................    (81,000)      $0.94
                                                              ---------       -----
Options outstanding at December 31, 1999....................  3,612,345       $1.33
Options granted (unaudited).................................  3,063,320       $5.18
Options exercised (unaudited)...............................   (277,565)      $1.15
Options cancelled (unaudited)...............................   (524,867)      $3.02
                                                              ---------       -----
Options outstanding at September 30, 2000 (unaudited).......  5,873,233       $3.20
                                                              =========       =====

Options exercisable at December 31, 1998....................         --          --

Options exercisable at December 31, 1999....................    479,960       $1.09
                                                              =========       =====
Options exercisable at September 30, 2000 (unaudited).......  1,838,520       $2.34
                                                              =========       =====

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4) STOCK OPTIONS (CONTINUED)

    During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period. The Company is receiving subscription revenue from the client over the two-year period based on the number of seats the client is using. There is no minimum guarantee. This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of 3 years from the date of grant. The Company accounted for this option in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company's common stock as of each balance sheet date. The $566 value ascribed to the option reflects the market value at December 31, 1999 and has been recorded as deferred cost on the Company's December 31, 1999 balance sheet. The value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current fair value. This cost is being ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable. As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 has been offset against the $27 of revenue recognized from the client, and the remaining $62 of sales and marketing expense is reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999. In February 2000, the Company amended the option agreement with the client whereby the option became fully vested and immediately exercisable. The client exercised the option in May 2000. However, the client is precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which is being ratably amortized over the remaining service period of approximately nine months because the vesting of the options does not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 is being recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense which will be reflected as a non-cash compensation expense in the Company's statement of operations. The Company amortized $198 and $525 of the deferred costs during the three and nine month periods ended September 30, 2000, respectively, of which $20 was offset against the $20 of revenue recognized from the client for the three months ended September 30, 2000 and $39 was offset against the $39 of revenue recognized from the client for the nine months ended September 30, 2000. The remaining $178 and $486 of sales and marketing expense for the three and nine months ended September 30, 2000, respectively, is reflected as a non-cash compensation expense in the Company's September 30, 2000 Statements of Operations.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(4) STOCK OPTIONS (CONTINUED)

    During 1999 and through the nine months ended September 30, 2000, the Company granted stock options to purchase 6,559,565 shares of common stock at a weighted average exercise price of $3.15 per share, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the year ended December 31, 1999 and the nine months ended September 30, 2000, the Company recorded deferred compensation of approximately $6,233 and $18,010, respectively, in connection with these options. These amounts are presented as deferred compensation within the financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. The Company amortized $1,806 and $11,837 for the three and nine months ended September 30, 2000, respectively, net of forfeitures or cancellations in connection with employees who left the Company. The aggregate amount of deferred compensation which was recorded in connection with option forfeitures associated with employees who left the Company during the nine months ended September 30, 2000, approximated $1,195. The Company expects to amortize the following amounts of deferred compensation relating to options granted in 1999 and 2000 as follows: 2000-$13,728, including the $11,837 that was recorded in the nine month period ended September 30, 2000; 2001-$4,639; 2002-$2,339; and 2003-$753.

    The Company recorded an additional $639 and $27 of non-cash compensation expense during the first and third quarters of 2000 in connection with the vesting of options pursuant to employee severance agreements.

(5) COMMITMENTS AND CONTINGENCIES

    In the first quarter of 2000, the Company entered into three additional leases for office space. The lease for the Company's San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $275. The security deposit for this lease is approximately $24. The Company also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City expiring in November 2000, providing for annual aggregate payments of $238 and $182, respectively. In March 2000, the Company entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, at a rent of approximately $1,400 per year in the first three years, $1,500 per year in years four through seven and $1,600 per year in years eight through ten. The related security deposit is $2,000 for the first three years, $1,300 for years four through seven and $670 for years eight through ten. At the Company's option, the Company provided the security deposit through a letter of credit. The other floor consists of approximately 43,000 square feet, and the lease term relating to that floor commences in March 2001, at a rent of approximately $1,500 per year in the first three years, $1,600 per year in years four through seven and $1,700 per year in years eight through ten. The related security deposit will be $2,200 for the first three years, $1,500 for years four through seven and $747 for years eight through ten. During July 2000, the Company entered into an eighteen month lease for certain computer equipment requiring monthly payments of approximately $69.

(6) SUBSEQUENT EVENTS

    In October 2000, the Company entered into a $2.7 million sales-leaseback arrangement for equipment.

     On October 12, 2000, the Company acquired HumanClick Ltd. ("HumanClick") for approximately $9.7 million including acquisition costs. Pursuant to the merger, HumanClick's shareholders received approximately 2.223 of a share of LivePerson common stock for each issued and outstanding ordinary share of HumanClick. The acquisition has been accounted for using the purchase method of accounting. The Company expects to allocate a portion of the purchase price to the fair market value of the acquired assets and assumed liabilities of HumanClick as of the date of the closing. The excess of the purchase price over the fair market value of the acquired assets and assumed liabilities of HumanClick will be allocated to goodwill. Goodwill will be amortized over a period of three years, the expected estimated period of benefit.

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

OVERVIEW

    LivePerson is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We offer our proprietary real-time interaction technology as an outsourced service. We currently generate revenue from the sale of our LivePerson service, which enables our clients to communicate directly with Internet users via text-based chat, and related professional services. Our clients can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users' online shopping experience.

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

    REVENUE

    With respect to the LivePerson service, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each seat. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our service. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in 1999 and the nine months ended September 30, 2000, revenue attributable to our monthly service fee accounted for 95% and 89%, respectively, of total LivePerson service revenue. In addition, because we expect the aggregate number of seats to continue to grow, we expect the set-up fee to represent a decreasing percentage of total revenue over time. We do not charge an additional set-up fee if an existing client adds more seats. We recognize monthly service revenue fees and professional service fees as services are provided. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days.

    We also have begun to enter into contractual arrangements that complement our direct sales force. These are primarily with Web hosting and call center service companies, and are in the form of value-added reseller or referral agreements pursuant to which the parties are paid a commission based on revenue generated. Commissions generated under such agreements to date have not, as a percentage of total LivePerson service revenue, been material (less than $50,000), although we expect such commissions to increase in both absolute terms and as a percentage of total LivePerson service revenue over time.

    Prior to November 1998, when the LivePerson service was introduced, we generated revenue from services primarily related to Web-based community programming and media design. Revenue from such services was $4,000 and $36,000 for the three and nine months ended September 30, 1999, respectively. As of January 2000, we no longer generated any revenue from these services. Revenue generated from Web-based community programming and media design services is recognized upon completion of the project, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable.

    OPERATING EXPENSES

    Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with outsourced programming and design. We no longer incurred these costs as of December 1998. We began developing the LivePerson service in the third quarter of 1998. We did not allocate development costs of the LivePerson service separately. Accordingly, since November 1998, our cost of revenue has principally been associated with the LivePerson service and has consisted of:

    - compensation costs relating to employees who provide customer service to our clients, consisting of 17 people at December 31, 1999 and 33 people at September 30, 2000;

    - compensation costs relating to our network support staff, consisting of 5 people at December 31, 1999 and 8 people at September 30, 2000;

    -  allocated occupancy costs and related overhead; and

    - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software.

    Our product development expenses consist primarily of compensation and related expenses for product development personnel, consisting of 15 and 41 people at December 31, 1999 and September 30, 2000, respectively, allocated occupancy costs and related overhead, and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

    Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of 21 and 49 people at December 31, 1999 and September 30, 2000, respectively, allocated occupancy costs and related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.

    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of 15 and 29 people at December 31, 1999 and September 30, 2000, respectively, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

    In the third quarter 2000, we increased our allowance for doubtful accounts to $280,000 from $85,000 at December 31, 1999, principally due to an increase in accounts receivable. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

    NON-CASH COMPENSATION EXPENSES

    During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson service to Network Commerce for two years. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted these options as an incentive for entering into a two-year service agreement with us that had no minimum revenue guarantees, at a point in time when the LivePerson service was very new and its viability was not yet known. At December 31, 1999, the total value ascribed to this option, using a Black-Scholes pricing model, was $566,000, which was recorded as a deferred cost in our December 31, 1999 balance sheet. In 1999, we amortized $86,000 of this deferred cost, of which $24,000 was offset against the $27,000 of revenue recognized from Network Commerce. The remaining $62,000 constitutes sales and marketing expense, all of which was recorded in the fourth quarter of 1999.

    In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable, and Network Commerce exercised the option in May 2000. Network Commerce has agreed, however, that it will not sell the underlying common stock until the earlier of five years or, if certain revenue criteria are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which is being ratably amortized over the remaining service period of approximately nine months because the vesting of the option does not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 is being recorded as a reduction of the revenue recognized from Network Commerce with any excess amortization recorded on a quarterly basis as sales and marketing expense, which will be reflected as a non-cash compensation expense in our statement of operations. The Company amortized $198,000 and $525,000 of the deferred costs during the three and nine month periods ended September 30, 2000, respectively, of which $20,000 was offset against the $20,000 of revenue recognized from the client for the three months ended September 30, 2000 and $39,000 was offset against the $39,000 of revenue recognized from the client for the nine months ended September 30, 2000. The remaining $178,000 and $486,000 of sales and marketing expense is reflected as a non-cash compensation expense in our September 30, 2000 Statements of Operations.

    For the period January 1, 1999 through September 30, 2000, we granted stock options to purchase 6,559,565 shares of common stock, of which options to purchase 5,873,233 shares of common stock at a weighted average exercise price of $3.20 remained outstanding at September 30, 2000. Certain of these options were granted at less than the deemed fair value at the date of grant. The deemed fair value of our common stock ranged from $0.67 to $13.00 for the period during which these options were granted. In connection with the granting of these options, we recorded deferred compensation of $6.2 million in the year ended December 31, 1999 and recorded additional deferred compensation of $18.0 million in the nine months ended September 30, 2000, representing the difference between the deemed fair value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. This amount is recorded as non-cash compensation expense in our financial statements and is being amortized over the vesting period, typically three to four years, of the applicable options. The aggregate amount of deferred compensation which was recorded in connection with option forfeitures associated with employees who left the company during the nine months ended September 30, 2000, approximated $1,195,000. In the year ended December 31, 1999 and the first nine months of 2000, we amortized $1.6 million and $11.8 million (net of forfeitures or cancellations in connection with employees who left the Company), respectively, of deferred compensation. We expect to amortize the remaining deferred compensation annually as follows:

    - 2000--$13.7 million, including the $11.8 million that was recorded in the first nine months;

    -  2001--$4.6 million;

    -  2002--$2.3 million; and

    -  2003--$753,000.

    We recorded an additional $639,000 and $27,000 of non-cash compensation expense during the first and third quarter of 2000 in connection with the vesting of options pursuant to employee severance agreements.

     In January 1999, we issued 41,667 shares of series A convertible preferred stock in the amount of $50,000 in exchange for consulting services provided by Silicon Alley Venture Partners, LLC.

RESULTS OF OPERATIONS

    Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our third quarter 2000 and 1999 operating results with those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUE. Total revenue increased to $1.8 million and $3.9 million in the three and nine months ended September 30, 2000, respectively, from $143,000 and $216,000 for the three and nine months ended September 30, 1999, respectively. All of the revenue in 2000 was from the LivePerson service, while the majority of revenue in 1999 was from the LivePerson service. These increases were due primarily to increased marketing efforts on behalf of the LivePerson service, increased market acceptance of LivePerson's service and increased sales generated by LivePerson's expanded sales force. The growth of our sales force has allowed us to solicit more prospective clients and to respond more quickly and effectively to their inquiries. We cannot assure you that we will achieve similar growth, if at all, in future periods.

    Revenue associated with Web-based community programming and media design services decreased to $0 in the three and nine months ended September 30, 2000, from $4,000 and $36,000, respectively, in the comparable periods in 1999. We no longer provided these services as of January 2000; accordingly, we believe period-to-period comparisons are not meaningful.

    COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $2.2 million and $5.4 million in the three and nine months ended September 30, 2000, respectively, from $173,000 and $248,000, respectively, in the comparable periods in 1999. This increase was primarily attributable to costs associated with an increase in the number of LivePerson network operations personnel and client services personnel to serve an expanding client base. Our network operations organization grew to 8 people at September 30, 2000, from 1 person at September 30, 1999, and our client services organization grew to 33 people at September 30, 2000, from 6 people at September 30, 1999. We expect to continue to expand our technological infrastructure and to incur increased depreciation expenses related to such spending.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $2.2 million and $6.1 million in the three and nine months ended September 30, 2000, respectively, from $478,000 and $764,000, respectively, in the comparable periods in 1999. This increase was primarily attributable to an increase in the number of LivePerson product development personnel, which grew to 41 people at September 30, 2000 from 13 at September 30, 1999, as well as allocated occupancy costs and related overhead.

    SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to $3.2 million and $10.4 million in the three and nine months ended September 30, 2000, respectively, from $1.4 million and $1.9 million respectively, in the comparable periods in 1999. This increase was primarily attributable to increased expenses for advertising and marketing as well as increased headcount and related personnel expenses. Our sales and marketing headcount grew to 49 people at September 30, 2000 from 18 people at September 30, 1999. The increase in sales staff headcount is attributable to the expansion of our sales efforts. The increase in our marketing headcount and related expenses is due to our increasing efforts to enhance our brand recognition. We expect sales and marketing expense to continue to increase as we expand our business.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel. General and administrative expenses increased to $2.0 million and $5.3 million in the three and nine months ended September 30, 2000, respectively, from $422,000 and $769,000, respectively, in the comparable periods in 1999. This increase was due primarily to an increase in headcount, which grew to 29 people at September 30, 2000 from 4 at September 30, 1999, and, to a lesser extent, to professional fees. We expect general and administrative costs to continue to increase in connection with the growth of our business as well as our reporting obligations as a public company.

    NON-CASH COMPENSATION EXPENSES. Non-cash compensation expenses consist primarily of amortization of deferred stock-based compensation, as well as compensation expense incurred in connection with options and preferred stock issued to non-employees in lieu of payment for services rendered in 1999. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options. Non-cash compensation expenses increased to $2.0 million and $13.0 in the three and nine months ended September 30, 2000, respectively, from $170,000 and $337,000, respectively, in the comparable periods in 1999.

    OTHER INCOME. Interest income was $551,000 and $1.4 million for the three and nine months ended September 30, 2000, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering and preferred stock issuances. Interest expense was $13,000 in the three and nine months ended September 30, 2000. Other income for the three and nine months ended September 30, 1999 was $199,000 and $256,000, respectively, in the comparable periods in 1999. The increase, particularly since the second quarter of 1999, is due primarily to interest earned on the net proceeds from our initial public offering and the private placements of our series C and series D redeemable convertible preferred stock. See "Part II. Other Information--Item 2. Changes in Securities and Use of Proceeds--(d) Use of Proceeds."

   NET LOSS. Our net loss increased to $9.3 million and $35.0 million for the three and nine months ended September 30, 2000, respectively, from $2.3 million and $3.5 million, respectively, for the comparable periods in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. Through September 30, 2000, we have raised a total of $71.2 million in aggregate net proceeds. As of September 30,

2000, we had $29.3 million in cash and cash equivalents and marketable securities, an increase of $14.4 million from December 31, 1999. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes. In March 2000, we entered into a letter of credit, which serves as the security deposit for our new leases of office space, in an aggregate amount of $2.0 million for 2000. We expect to enter into an additional letter of credit for $2.2 million in 2001.

    Net cash used in operating activities was $17.6 million for the nine months ended September 30, 2000 and consisted primarily of net operating losses, partially offset by an increase in non-cash compensation expenses, accounts payable and accrued expenses. Net cash used in operating activities was $3.6 million for the nine months ended September 30, 1999 and consisted primarily of net operating losses, offset by non-cash compensation expenses and changes in accounts payable.

    Net cash used in investing activities was $40.8 million in the nine months ended September 30, 2000 and was due to the purchase of fixed assets and capitalized software and the purchase of "short-term available-for-sale" investments, in part offset by the sale of "short-term available for-sale" investments. Net cash used in investing activities was $593,000 for the nine months ended September 30, 1999 and was due to the purchase of fixed assets.

    Net cash provided by financing activities was $46.9 million for the nine months ended September 30, 2000 and was primarily attributable to proceeds from our initial public offering and the sale of our series D convertible preferred stock. Net cash provided by financing activities was $23.5 million for the nine months ended September 30, 1999 and was primarily attributable to proceeds from the sale of our convertible preferred stock.

    As of September 30, 2000, our principal commitments consisted of $234,000 due per month under operating leases. During the year ending December 31, 2000, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not currently expect that our principal commitments for the year ended December 31, 2000 will exceed $5.0 million.

    In the first quarter of 2000, we entered into three additional leases for office space, one in San Francisco and two in New York City. The lease for our San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $329,000. We also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City expiring in November 2000, providing for annual aggregate payments of $238,000 and $182,000, respectively. In March 2000, we entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease provisions with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, with rent of approximately $1.4 million per year in the first three years, $1.5 million per year in years four through seven and $1.6 million per year in years eight through ten. The related security deposit is $2.0 million for the first three years, $1.3 million for years four through seven and $670,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit. The other floor consists of approximately 43,000 square feet, and the lease provisions relating to that floor commence in March 2001, with rent of approximately $1.5 million per year in the first three years, $1.6 million per year in years four through seven and $1.7 million per year in years eight through ten. The related security deposit will be $2.2 million for the first three years, $1.5 million for years four through seven and $747,000 for years eight through ten. During July 2000, we entered into an eighteen-month lease for computer equipment requiring monthly payments of approximately $69,000.

    We have incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 2000, had an accumulated deficit of $44.8 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and the issuance of our convertible preferred stock. We intend to continue to invest heavily in sales, marketing, promotion, technology and infrastructure development as we grow. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

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

    FASB Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation" ("FIN No.44") provides guidance for applying
APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. We adopted FIN No. 44 in the quarter ended September 30, 2000 and it has not had a significant effect on our results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101,
"Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. We do not believe that the implementation of SAB No. 101 will have a significant effect on our results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND EXPECT TO ENCOUNTER DIFFICULTIES FACED
    BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

    We have only a limited operating history providing the LivePerson service upon which to base an evaluation of our current business and future prospects. We began offering the LivePerson service in November 1998; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as a leading application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only 23 months of historical financial data relating to the LivePerson service upon which to forecast revenue and results of operations.

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

    OUR ANNUAL REVENUE THROUGH DECEMBER 31, 1999 DID NOT EXCEED $620,000, OUR QUARTERLY REVENUE HAS NEVER EXCEEDED $1.9 MILLION, WE HAD AN ACCUMULATED DEFICIT OF $44.8 MILLION AS OF SEPTEMBER 30, 2000 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make significant capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future. We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson service), a net loss of approximately $9.8 million for the year ended December 31, 1999 and a net loss of $35.0 million for the nine months ended September 30, 2000. In addition, for the nine months ended September 30, 2000, we recorded a non-cash dividend of $18.0 million. The total non-cash charge we expect to record in connection with our 1999 and 2000 option grants for the year ended December 31, 2000 is approximately $13.8 million, of which $11.8 million was recorded in the nine months ended September 30, 2000. The Company recorded an additional $639,000 and $27,000 of non-cash compensation expense during the first and third quarters of 2000 in connection with the vesting of options pursuant to employee severance agreements. As of September 30, 2000, our accumulated deficit was approximately $44.8 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

    Due to the foregoing factors, it is possible that our results of operations in one or more future quarters may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock could decline.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

    Since the launch of the LivePerson service in November 1998, we have grown rapidly. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we replaced our existing accounting and other back-office systems at a cost of approximately $1.2 million. The new systems are being integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant additional costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

    Further, as a result of our growth, the number of our employees grew from six at December 31, 1998 to 160 at September 30, 2000. In the area of technology, we grew from one employee at December 31, 1998, to 19 employees at December 31, 1999 and to 56 employees at September 30, 2000. We expect to increase our existing technology personnel in the remainder of the year; however we cannot assure you that we will grow by this amount. We also cannot assure you that we will be successful in integrating these new employees or that such integration will not distract valuable management resources.

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

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER
    RISKS AS WE EXPAND INTERNATIONALLY.

    In July 2000, we commenced operations in the United Kingdom. In addition, in October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time online customer service applications with more than 100,000 customers around the world and and 27 employees. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

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

   To the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have a common law trademark, "LivePerson", and three pending U.S. trademark applications. The trademark examiner assigned to our applications has issued office actions with respect to our applications, requesting additional information and making refusals. However, no final determinations as to the registrability of the marks have been made. We are in the process of responding to these office actions prior to their respective deadlines, but ultimately we may not be able to secure registration of our trademarks.
In addition, we do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.


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



   RISKS RELATED TO OUR RECENT ACQUISITION OF HUMANCLICK LTD. AND ITS BUSINESS

IF LIVEPERSON DOES NOT SUCCESSFULLY INTEGRATE HUMANCLICK OR THE MERGER'S
    BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR LIVEPERSON'S COMMON STOCK MAY DECLINE.

     On October 12, 2000, LivePerson acquired HumanClick with the expectation that this merger will result in significant benefits. LivePerson has no experience in managing a customer base as large as HumanClick's and very little direct experience in offering real-time, online customer service applications to small and mid-sized businesses. Furthermore, HumanClick's principal offices are located in Israel while LivePerson's principal offices are located in New York; managing the business in a coordinated fashion may therefore require additional management resources. LivePerson will need to overcome these significant issues, among others, in order to realize any benefits or synergies from the mergers. LivePerson's successful execution of these post-merger events will involve considerable risk and may not be successful.

     The market price of LivePerson's common stock may decline, and it may lose key personnel and customers as a result of this merger if:

    - LivePerson does not successfully integrate operations and personnel of HumanClick;

    - LivePerson does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

    - the effect of the merger on LivePerson's financial results is not consistent with the expectations of financial or industry analysts.

IF THE COSTS ASSOCIATED WITH THE HUMANCLICK ACQUISITION EXCEED THE BENEFITS
    REALIZED, LIVEPERSON MAY EXPERIENCE INCREASED LOSSES.

     We cannot assure you that we will ever generate sufficient revenue from the sale of HumanClick's services, which are currently offered for free, to offset increased expenses associated with the acquisition. Accordingly, if the benefits of this acquisition do not exceed the costs associated with it, including any dilution to our stockholders resulting from the issuance of up to approximately 4.5 million shares of LivePerson common stock in the acquisition, LivePerson's financial results could be adversely affected.

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

                                   OTHER RISKS

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS WILL BE ABLE
    TO INFLUENCE MATTERS REQUIRING A STOCKHOLDER VOTE.

    Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 41.5% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

OF OUR TOTAL OUTSTANDING SHARES, 25,520,307 ARE RESTRICTED FROM IMMEDIATE RESALE
    PURSUANT TO CONTRACTUAL AGREEMENTS AND PROVISIONS OF LAWS, BUT MAY BE SOLD INTO THE MARKET IN THE NEAR FUTURE. THE SALE OF THESE SHARES COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

    As of September 30, 2000 we had outstanding 29,593,557 shares of common stock. Of these shares, the 4,000,000 shares sold in our initial public offering and 73,250 shares issued pursuant to options are freely tradable, except for any shares purchased by our "affiliates," as that term is used in Rule 144 of the Securities Act, who are generally those persons who directly or indirectly control LivePerson, such as our directors, executive officers, and significant stockholders. Affiliates may only sell their shares pursuant to the requirements of Rule 144 or in a registered public offering. Unless sold earlier pursuant to a registered public offering, the remaining 29,520,307 shares will become available for resale in the public market at various times in the future, including 20,333,496 shares that became eligible for resale after October 3, 2000, the date of the expiration of the 180-day lock-up agreements entered into among the underwriters of our initial public offering and such stockholders. The following table illustrates the shares eligible for sale in the public market:

NUMBER OF SHARES        DATE OF RESALE ELIGIBILITY
----------------        --------------------------
     24,406,746         At any time, freely tradable shares sold in our initial
                        public offering, shares acquired pursuant to options and
                        registered on our registration statement on Form S-8,
                        and shares saleable under Rule 144 (subject, in some
                        cases, to volume limitations), Rule 144(k) or Rule 701

      4,736,842         After January 26, 2001, restricted shares acquired
                        pursuant to conversion of our series D redeemable
                        convertible preferred stock are saleable under Rule 144
                        (subject, in some cases, to volume limitations)

        449,969 After January 26, 2001, shares restricted from resale pursuant to contractual obligations other than the 180-day lock-up or restricted securities that are held for less than one year which are not yet saleable under Rule 144

    The foregoing table does not reflect the issuance of 4,238,405 restricted shares to the former shareholders of HumanClick Ltd. on October 12, 2000, which are not eligible for resale until October 12, 2001.

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

    - our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) None

    (b) None.

    (c) Recent Sales of Unregistered Securities

    We sold 39,063 shares of Common Stock on September 11, 2000 for $62,500 to SAVP Sidecar One LLC and 46,875 shares of Common Stock on September 14, 2000 for $75,000 to Sculley Brothers LLC. Both sales were pursuant to the exercise of warrants and were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the sales did not involve any public offering.

    (d) Use of Proceeds from Registered Securities

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

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

    (a) The following exhibits are filed as part of this report:

     27 Financial Data Schedule

    (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LIVEPERSON, INC.
                                   (Registrant)


Date: November 14, 2000               By: /s/ ROBERT P. LOCASCIO
                                          --------------------------------------
                                      Name:  Robert P. LoCascio
                                      Title: President and Chief Executive
                                             Officer (duly authorized officer)


Date: November 14, 2000               By: /s/ TIMOTHY E. BIXBY
                                          --------------------------------------
                                      Name:  Timothy E. Bixby
                                      Title: Executive Vice President, Chief
                                             Financial Officer and Secretary
                                             (principal financial and accounting
                                              officer)