Form 10-K405
period 2000-12-31
LIVEPERSON INC
filed 2001-03-30
CIK 1102993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-30141

                            ------------------------

                                LIVEPERSON, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3861628
       (State of incorporation)                 (IRS Employer Identification No.)

   330 WEST 34TH STREET, 10TH FLOOR
          NEW YORK, NEW YORK                                  10001
    (Address of principal executive                         (Zip Code)
               offices)

                                 (212) 918-2100
              (Registrant's telephone number, including area code)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
                             VALUE $0.001 PER SHARE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2001 was $23,739,925 (based on the last reported sale price on the Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding. On March 15, 2001, 33,969,381 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LIVEPERSON, INC.
                        2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I
ITEM 1.                 Business....................................................      2
ITEM 2.                 Properties..................................................     12
ITEM 3.                 Legal Proceedings...........................................     12
ITEM 4.                 Submission of Matters to a Vote of Security Holders.........     12

PART II
ITEM 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     13
ITEM 6.                 Selected Consolidated Financial Data........................     14
ITEM 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     15
ITEM 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     40
ITEM 8.                 Consolidated Financial Statements and Supplementary Data....     40
ITEM 9.                 Changes In and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     64

PART III
ITEM 10.                Directors and Executive Officers of the Registrant..........     65
ITEM 11.                Executive Compensation......................................     67
ITEM 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     72
ITEM 13.                Certain Relationships and Related Transactions..............     74

PART IV
ITEM 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     75

    STATEMENTS IN THIS REPORT REGARDING LIVEPERSON, INC. ("LIVEPERSON") THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE SUCH STATEMENTS TO DIFFER MATERIALLY FROM ACTUAL FUTURE EVENTS OR RESULTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    LivePerson is a provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We change the way Web site owners communicate with Internet users by enabling live text-based chat. Historically, Internet users have had limited ways to communicate with online businesses to inquire about matters such as product features, transaction security and shipping details. The LivePerson services enable our clients to communicate with Internet users in a variety of ways, including principally via text-based chat. They can respond to these and other Internet user inquiries in real time via text-based chat, and can thereby enhance online shopping experiences.

    Our services are comprised of a Customer Interaction Suite, including LivePerson Chat (our text-based chat service), LivePerson Knowledge (our intelligent frequently asked question service), and our telephone call-back services, offering our clients additional opportunities to interact with Internet users. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, on-line customer service applications to small- and mid-sized businesses. We currently offer the HumanClick services (known as Pro, Express and Free) as separately-branded, real-time, text-based chat services.

    We are an application service provider, and we offer our proprietary real-time interaction technologies as outsourced services. Our technologies require limited or no software or hardware installation by our clients or Internet users. Upgrades to our services are automatic because they are installed on our servers, without requiring action by either our clients or Internet users. We also offer our clients the ability to add capacity whenever requested.

    Based on feedback received from our clients, we believe that our services offer our clients the opportunity to increase sales by answering Internet user questions and solving Internet user problems at critical points in the buying process. They also enable our clients to reduce customer service costs by allowing them to enhance operating efficiency and to improve Internet user response times. Further, information captured in transcripts of live text-based interactions can be used by our clients to increase their responsiveness to Internet user needs and preferences, thereby improving Internet user satisfaction, loyalty and retention.

    We currently have more than 800 clients, including numerous online retailers, online service providers and traditional offline businesses with a Web presence. Our largest clients in 2000 included American Power Conversion
(APC), Bank of Montreal, Electronic Arts, iQVC, Last Minute Network, National Discount Brokers and Neiman Marcus.

INDUSTRY BACKGROUND

    The Internet is evolving from primarily a static information source to a widely accepted medium for commerce. Approximately 850,000 businesses offered goods, services and information over the Web, according to an eMarketer report of December 1999. Competition among online businesses is intense, with new companies launching commercial Web sites every day. eMarketer estimates that the number of actively maintained business Web sites will grow to 2.3 million worldwide by the year 2002.

    To compete effectively in this environment, online businesses are increasingly striving to provide high quality service to attract and retain customers. This increased focus is in turn leading to heightened expectations for online service by Internet users. Whether to ask questions about product features or transaction security, or to get help with completing an online application, Internet users today expect effective, timely answers. Companies that do not provide this level of service risk losing customers to competitors.

    Companies are also increasingly focused on gathering information to improve responsiveness and increase the rate of conversion from Web visitor to buyer. Online shoppers have many purchasing options, with easy access to competitive pricing, feature and distribution information. According to a Forrester Research report of June 1999, 70% of all online merchants experience sales conversion rates of less than 2%. In this environment, online businesses that collect substantial information about Internet users are better able to serve them effectively. Internet user feedback provides Web site owners with input on product and service offerings, preferences and Web site usability.

THE LIVEPERSON SOLUTION

    LivePerson is a provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We are an application service provider offering this technology as an outsourced service to companies of all sizes. Our technology enables our clients to interact with customers in real-time at the user's request through live text-based chat or to provide answers to routine customer inquiries using a searchable knowledge base of frequently asked questions. This improves Web site communication and enhances the online shopping experience.

    To implement our text-based chat and our frequently asked questions services, our clients simply place a LivePerson-branded or custom-created icon on one or more pages of their Web sites and give their operators access to our service via the Internet. When an Internet user browsing a client's Web site desires assistance, the user simply clicks on the icon. This causes a pop-up dialogue window to appear on the user's screen. The Internet user and our client's operator then engage in a real-time online conversation in this dialogue window. The operator may incorporate graphics and links to Web pages into the dialogue window. Our service enables this live conversation by linking the Internet user and our clients' operators through our proprietary technology, which resides on our servers.

    We create and store conversation transcripts and related data, and we also enable our clients to generate optional Internet user exit surveys, which our clients can use to collect additional information about Internet users. Stored data includes the Internet user's name, browser type, Internet Protocol (IP) address and responses to exit surveys, the operator's identity and time stamps for each chat transmission. In addition, we provide our clients with tools to analyze the stored information. These tools include summary reports of the number of chats in certain periods and the duration of such chats, filters to sort data from exit surveys, statistical summaries of those data and statistical summaries of operator performance.

    We believe the LivePerson services give our clients the opportunity to:

    - MAXIMIZE SALES OPPORTUNITIES. Our clients are able to respond to Internet user inquiries in real-time. Live interaction with Internet users creates opportunities to:

       - answer questions on demand and resolve Internet user issues as they occur;

       - assist in closing sales that might otherwise have been abandoned without direct one-to-one real-time interaction; and

       - market additional products and services in order to increase average order sizes.

    - STRENGTHEN RELATIONSHIPS WITH INTERNET USERS. Personalized service generates increased Internet user satisfaction. Our service enables our clients to build relationships with Internet users and offers our clients the opportunity to market to Internet users on a one-to-one basis. Furthermore, transcripts from LivePerson conversations and optional exit surveys often provide relevant Internet user data and valuable real-time feedback. Our clients may then use this information to modify product offerings and marketing efforts, improve Web site navigation and refine their frequently asked questions listings.

    - REDUCE OPERATING COSTS. Our clients' experience has shown that a single operator can interact with as many as four users simultaneously. As a result, an operator can provide service to more Internet users, thereby reducing costs per interaction. In addition, our clients can create pre-formatted responses to Internet user questions, allowing them to improve response time and operator efficiency. An operator can simply choose and, where appropriate, slightly modify a pre-formatted response to answer many questions.

    Because we are an application service provider and provide our clients with a service rather than an in-house technology solution, we provide our clients with the following additional benefits:

    - LOW SET-UP COSTS AND REASONABLE ONGOING FEES. We charge our clients a low set-up fee and reasonable ongoing monthly fees.

    - EFFECTIVE USE OF INTERNAL RESOURCES. Because the LivePerson services are outsourced applications, our clients can devote their information technology resources to other priorities.

    - RAPID DEPLOYMENT. We provide the technology needed to facilitate real-time sales and customer service without customization. Our clients do not need to install any hardware or software in order to immediately provide the LivePerson services, other than any hardware or software they might need to install in order to connect to the Internet generally. Clients using the HumanClick service simply download software via the Internet to install the service on their Web site. In addition, our clients' operators and Internet users can use our services with any standard Web browser.

    - AUTOMATIC UPGRADES. We install all upgrades to the LivePerson services on our servers. As a result, upgrades are immediately available for use and require no action by either our clients or Internet users.

    - EASE OF EXPANSION. Our clients can add additional operator seats simply by requesting them, enabling the LivePerson services to meet our clients' growth needs.

OUR STRATEGY

    Our objective is to enhance our current position as a provider of real-time sales and customer service technology for companies doing business on the Internet. The key elements of our strategy include:

    STRENGTHENING OUR MARKET POSITION AND GROWING OUR RECURRING REVENUE
BASE. We intend to extend our market position by significantly increasing our installed client base. We intend to capitalize on our growing base of existing clients by selling them additional seats and other services as Internet users are increasingly exposed to the benefits and functionality of live text-based interaction. Increasing our client base will enable us to continue to strengthen our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales and customer service solutions. We plan to continue expanding into all areas of Internet commerce which could benefit from real-time sales and customer service technology.

    INCREASING THE VALUE OF OUR SERVICE TO OUR CLIENTS. We strive to continuously add new features and functionality to our live interaction platform. Because we host our services, we can make new features available immediately to our clients without client or end-user installation of software or hardware. We currently offer a suite of reporting and administrative tools as part of our overall suite of services. Over time, we intend to develop richer tools for appropriate sectors of our client base, while adding further interactive capabilities. We also intend to develop additional services that will provide value to our clients. For example, we intend to provide advisory services to our clients that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to increase the value of our services to clients and their reliance on its benefits, which we believe will result in additional revenue from both new and existing clients over time.

    CONTINUING TO BUILD STRONG BRAND RECOGNITION. Our brand name is generally prominently displayed on the pop-up dialogue window that appears when an Internet user commences a text-based chat. We believe that high visibility placement of our brand name will create greater brand awareness and increase demand for the LivePerson services. In addition, we intend to leverage increasing awareness of our brand and our reputation as a provider of real-time sales and customer service technology to become a well-recognized solution for companies doing business on the Internet. We intend to expand our traditional and online marketing activities to achieve these goals.

    MAINTAINING OUR TECHNOLOGICAL LEADERSHIP POSITION. We focus on the development of tightly integrated software design and network architecture that is both reliable and scalable. We continue to devote significant resources to technological innovation. Specifically, we plan to expand the features and functionality of our existing services, develop broader applications for our services and create new products and services that will benefit our expanding client base. We evaluate emerging technologies and industry standards and continually update our technology in response to changes in the real-time customer service industry. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

    EVALUATING STRATEGIC ALLIANCES AND ACQUISITIONS WHERE APPROPRIATE. We intend to seek opportunities to form strategic alliances with or to acquire other companies that will enhance our business. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, on-line customer service applications to small- and mid-sized businesses. We have also entered into selected strategic alliances with customer service call centers to support our telephone call-back service and to provide customer service representatives for our clients, and may enter into additional alliances in the future. We have no present plans or commitments with respect to any strategic alliances or acquisitions and we are not currently engaged in any material negotiations with respect to these opportunities.

    EXPANDING OUR INTERNATIONAL PRESENCE. We have translated the user interface for the LivePerson services into a variety of languages, presently including Dutch, French, German, Italian, Portuguese, Spanish and Swedish. We intend to expand our international presence to better penetrate these markets and are evaluating strategies to implement international expansion.

THE LIVEPERSON SERVICES

LIVEPERSON CHAT

    The LivePerson Chat service appear on our clients' Web sites as a LivePerson-branded or custom-created icon. An Internet user browsing a client's Web site who desires assistance simply clicks on the icon, causing the LivePerson pop-up dialogue window to appear on the user's screen. An operator prompts the user with an offer of assistance, commencing a real-time text-based interaction. In many instances, pre-formatted responses are used to respond to Internet user inquiries.

    LivePerson Chat provides the following features and benefits:

    - REAL-TIME TEXT-BASED INTERACTION. Real-time text-based interaction is the communication vehicle between our clients' operators and Internet users. Text is currently the preferred method of communication because it requires no special plug-ins or hardware and it can be stored and analyzed.

    - IMAGE/LINK/PAGE PRESENTER. An operator may present photographs, images or links to other Web pages or sites in the dialogue window in response to Internet user queries. An operator may also "push" Web pages to an Internet user's screen.

    - SHOPPING CART CONVERTER. The shopping cart converter is a pop-up window feature that is often used to help prevent shopping cart abandonment. Typically, after an Internet user has been at a shopping cart for a set period, a pop-up window will appear offering assistance. This enables the Internet user to instantly ask a question before completing or potentially abandoning a transaction.

    - EXIT SURVEY. A customizable exit survey is presented to the Internet user after each conversation. The survey can be modified in real time and is used by our clients primarily for gathering Internet user feedback, creating Internet user profiles and quality control.

    - EMAIL TARGETER. Based on information collected in exit surveys, the email targeter allows clients to target sales and marketing campaigns to selected Internet user groups.

    - SKILL-BASED ROUTING. Internet users can be routed to specific operators based on the operator's particular knowledge of specific products or services. For example, many of our clients have specialized operator groups focusing separately on sales or customer service to whom they selectively route inquiries. This routing complements and partially automates the alternative operator transfer capability.

HUMANCLICK SERVICES

    The HumanClick Chat service offers real-time, text-based interaction as a communication vehicle between our clients' operators and Internet users, at a lower per-seat cost to our clients than our LivePerson Chat service.

    The HumanClick service provides the following features and benefits:

    - REAL-TIME MONITORING. Notifies our clients' operators via an audible alert when an Internet user visits the clients' Web site.

    - PROACTIVE ENGAGEMENT. Allows our clients' operators to send a message to an Internet user visiting the clients' Web site, inviting the user to initiate a chat.

    - REPEAT VISITOR IDENTIFICATION. Informs our clients' operators when an Internet user initiating a chat has a history of prior chats with that clients' operators. Our clients' operators can immediately access prior chats.

    - CHAT WINDOW AND CHAT BUTTON CUSTOMIZATION. Allows our clients to implement custom-designed pop-up dialog windows and chat icons.

    - AUTO-PROVISIONING. Allows clients to create and maintain their HumanClick accounts via a Web-based interface.

    - EMAIL SIGNATURE. Enables clients' operators to add a HumanClick icon to outbound email messages, enabling recipients of those email messages to initiate a chat by clicking on the icon.

LIVEPERSON KNOWLEDGE

    LivePerson Knowledge is an intelligent frequently asked questions service that seamlessly integrates with LivePerson Chat to enhance online sales and service efforts by offering Internet users a self-help option, which is especially useful for those customers with routine inquiries. LivePerson Knowledge allows our clients to provide their customers with access to a searchable knowledge base of frequently asked questions 24-hours per day/seven-days per week, whether or not their customer service operators are available. The searchable knowledge base features automatic prioritization of answers based on frequency of selection and effectiveness in answering customers' questions. Frequently asked questions can be searched by either entering a keyword or by clicking on a drop-down navigation bar to search by topic.

    - INTEGRATED KNOWLEDGE BASE. The LivePerson knowledge base, where pre-formatted responses are created and stored, integrates seamlessly with LivePerson Chat. As a result, pre-formatted responses need only be created or edited once for use with either service.

    - MOST RECENT QUESTION. When customers proceed to a LivePerson Chat after using LivePerson Knowledge, operators see the most recent question asked by the customer allowing the operator to quickly understand the nature of the customer's inquiry.

    - REPORTING. Reporting tools allow our clients to monitor customer request volume and the top 100 search phrases used.

CLIENTS

    Our client base includes dedicated Internet companies, Fortune 1000 companies and other companies with established commercial Web sites. Our service benefits companies of all sizes doing business on the Internet.

    The following is a representative list of our clients among those generating at least $2,000 in revenue during 2000:

APC
Bank of Montreal
Cable & Wireless
CMC Group Plc
CyBerCorp
Drake Software Solutions
EarthLink
Electronic Arts
Financial Times
Forextrading.com
Harris Interactive
Digital Insurance
HealthAxis.com
IMX Exchange
Intuit
iQVC
JB Oxford & Company
Kinko's
Laidlaw Global Services
Last Minute Network
National Discount Brokers
Neiman Marcus
Playboy.com
PlayersOnly.com
Priceline.com
Schneider National
ScreamingMedia
ShopAtHome
Vignette
Warrior Insurance Group

SALES, CLIENT SUPPORT AND MARKETING

    SALES. We sell the LivePerson services primarily via telephone as a monthly fee service. Due to the relatively low start-up costs of the LivePerson services, our experience has shown that purchase approval comes from customer service, sales or marketing managers, and requires little or no involvement on the part of a client's information technology staff. We sell the HumanClick text-based chat service primarily through customer-direct Web downloads, as a monthly fee service.

    We sell the LivePerson services primarily through a direct sales organization and target companies seeking to improve customer relations and increase Internet commerce activity. Additionally, potential clients have contacted us as a result of our participation in trade shows, press releases, news articles, online and offline advertising campaigns or visits to our Web site. We demonstrate the LivePerson services online and, for larger accounts, we provide in-person service demonstrations.

    We also have begun to enter into contractual arrangements that complement our direct sales force. These are primarily with Web hosting and call center service companies, and are in the form of value-added reseller or referral agreements pursuant to which we are paid a commission based on revenue generated for these service companies from clients referred by LivePerson. Aggregate commissions generated under such agreements to date, as a percentage of total LivePerson services revenue, have not been material, although we expect such commissions to increase in both absolute terms and as a percentage of total LivePerson services revenue over time.

    CLIENT SUPPORT. Our client services group assists the client in launching the LivePerson services, and manages our ongoing relationship with the client. Each client has access to help desk services and a client services manager for assistance with service questions.

    The following steps are required to launch a new LivePerson client:

    -   ACCOUNT SET-UP.  We create operator names and passwords for our client.

    -   SITE SET-UP.  Our client places our HTML link on their Web site.

    - TRAINING. We provide telephone-based training of operators and administrators.

    Set-up and training can generally be accomplished within the same day. We also maintain a 24-hour per day/seven-day per week help desk to assist clients with any technical concerns or issues.

    Clients who purchase our HumanClick text-based chat service download software via the Internet and install it on their servers. These clients have access to client services representatives via the Internet, using the HumanClick Chat service.

    MARKETING. Our marketing strategy is focused on building brand awareness of LivePerson as a provider of real-time sales and customer service technology for companies doing business on the Internet. Our marketing targets dedicated Internet companies, Fortune 1000 companies and other companies with established commercial Web sites. Marketing efforts for the HumanClick service consist primarily of direct communication efforts to potential and existing users through interactive email and real-time chat, as well as channel support through newsletters and trade publications.

    Our marketing strategy also includes aggressive public relations efforts. These initiatives include interviews with media and industry analysts which often result in published articles and studies. They also include speaking engagements and byline articles featuring our executives.

COMPETITION

    The market for real-time sales and customer service technology is new and intensely competitive. There are no substantial barriers to entry in this market, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design and build scalable network architecture. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user's request.

    We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as eGain Communications Corp., eShare Technologies, Inc., Kana Communications, Inc., RightNow Technologies, Inc. and WebLine Communications (a part of Cisco Systems' applications technology group), some of which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

    We also face potential competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies, including IBM, Hewlett-Packard and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales and customer service applications.

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

TECHNOLOGY

    Three key technological features distinguish the LivePerson services:

    - All of our customers share the same servers, databases, and network connections. We are therefore able to accommodate our expanding customer base and increasing system usage without incrementally adding new hardware or network infrastructure.

    - Our network, hardware and software are designed to accommodate our clients' demand for high-quality 24-hours per day/seven-days per week service.

    - As a hosted service we are able to add additional capacity and new features quickly and efficiently. This has enabled us to immediately provide these benefits simultaneously to our entire client base. In addition, it allows us to maintain a relatively short development and implementation cycle of several weeks.

    As an application service provider, we focus on the development of tightly integrated software design and network architecture. We have dedicated significant resources to designing our software and network architecture based on the fundamental principles of reliability and scalability.

    SOFTWARE DESIGN. Our software design provides a reliable store-and-forward message delivery solution that actively routes messages between operators and Internet users.

    The LivePerson real-time interaction platform can efficiently accommodate additional features and functionality due to its distributed processes, which can be replicated on several servers. In some cases, key processes are run independently to enhance performance. Our software design is also based on open standards. These standard protocols facilitate integration with our clients' legacy and third-party systems, and include:

    -   Java

    -   XML (Extensible Mark-up Language)

    -   HTML (Hypertext Mark-up Language)

    -   SQL (Structured Query Language)

    -   Internet Protocol (IP)

    NETWORK ARCHITECTURE. The software underlying our service is integrated with a scalable and reliable network architecture. Our network is scalable in that we do not need to incrementally add new hardware or network capacity for each new LivePerson client. This network architecture is supported by data centers that have redundant network connections, servers and other features, ensuring a high level of reliability.

GOVERNMENT REGULATION

    We are subject to federal, state and local regulation, including laws and regulations applicable to access to or commerce over the Internet. Due to the increasing popularity and use of the Internet and various other online services, it is likely that a number of new laws and regulations will be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might also impair the growth of Internet use, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as intellectual property, taxation and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

    As a result of collecting data from live online Internet user dialogues, our clients may be able to analyze the commercial habits of Internet users. Privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, our clients may be harmed by any laws or regulations that restrict their ability to collect or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has adopted legislation which governs the collection and use of personally identifiable information of children under 13. The U.S. Federal Trade Commission has also taken action against Web site operators who do not comply with their stated privacy policies. Furthermore, Canada has recently adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients' ability to collect and use information about their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

    In addition to privacy legislation, any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, as we expand outside the U.S., the international regulatory environment relating to the Internet could have a material and adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We rely upon a combination of patent, copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have one U.S. patent application pending. The U.S. Patent and Trademark Office has issued a non-final office action rejecting our initial patent application. We have responded to the office action but we cannot assure you that a patent will eventually be issued to us. Furthermore, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. In addition, we have a common law trademark, "LivePerson", and three pending U.S. trademark applications. The U.S. Patent and Trademark Office has issued non-final office actions with respect to our trademark applications, requesting additional information and making refusals. However, no final determinations as to the registrability of the marks have been made. We have responded to these office actions and, as a result, one of our trademark applications has been approved for publication. The U.S. Patent and Trademark Office has not yet responded with respect to our other two applications and, ultimately we may not be able to secure registration of any of our trademarks. We do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S.

    Although we rely on patent, copyright, trade secret and trademark law, written agreements and common law, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants and strategic partners, and through written agreements, control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to copy or otherwise obtain and use our service or technology or otherwise develop a service with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

    Substantial litigation regarding intellectual property rights exists in the software industry. Our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales and customer service solutions may have filed or may intend to file patent applications covering aspects of their technology. Although we believe that our services and technology do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we may be subject to claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant amounts in litigation, distract management from other tasks of operating our business, pay damage awards, delay delivery of the LivePerson services, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of any such infringement. Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

    As of March 1, 2001, we had 111 full-time employees. Members of senior management have entered into employment agreements with us, some of which are described in "Part III. Item 11. Executive Compensation--Employment Agreements." None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

    We currently lease an aggregate of approximately 83,500 square feet on two floors at our headquarters location in New York City, which lease provides for approximately 40,500 square feet on one floor through March 2010 and approximately 43,000 square feet on the second floor through February 2011.

    We also maintain offices in San Francisco, California of approximately 7,850 square feet, under a lease expiring in January 2005, and offices in Abingdon, England of approximately 400 square feet, under a monthly lease agreement.

    Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Moshav Bnei Zion, Israel of approximately 2,700 square feet, under leases expiring in 2002, and offices in Oakland, California of approximately 250 square feet, under a monthly lease agreement.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    Our common stock has been quoted on the Nasdaq National Market under the symbol "LPSN" since our initial public offering on April 7, 2000. The following table sets forth, for the periods indicated, the range of high and low bid information (in dollars per share) of our common stock as quoted on the Nasdaq National Market:

                                                                HIGH       LOW
                                                                ----       ---
Year ended December 31, 2000:
  Second Quarter (from April 7, 2000).......................   $11.00     $5.375
  Third Quarter.............................................   $ 9.50     $3.625
  Fourth Quarter............................................   $ 4.16     $0.875

                                    HOLDERS

    As of March 12, 2001, there were approximately 1,708 holders of record of our common stock.

                                DIVIDEND POLICY

    We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

                    RECENT SALES OF UNREGISTERED SECURITIES

    We sold 94,500 shares of common stock on May 11, 2000 for $151,200 to ShopNow.com Inc. (now known as Network Commerce Inc.) pursuant to the exercise of an option. We issued 4,238,405 shares of common stock on October 12, 2000 to the shareholders of HumanClick Ltd. ("HumanClick") in connection with our acquisition of all of the outstanding capital stock of HumanClick. All such issuances were made pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

                  USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters' discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of December 31, 2000, we have used approximately $6.7 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital, and invested the remainder in cash and cash equivalents and short-term marketable securities pending its use for other purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements which are included herein. The consolidated financial data for the year ended
December 31, 2000 includes the results of operations of HumanClick from October 2000 (the date of its acquisition). See note 2 to our consolidated financial statements for further information concerning the acquisition. The selected financial data with respect to our balance sheets as of December 31, 1998, 1997 and 1996 and the related statements of operations for the years ended
December 31, 1997 and 1996 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------
                                                                 2000          1999        1998        1997        1996
                                                              -----------   ----------   ---------   ---------   ---------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue:
  Service revenue...........................................  $     6,279   $      576   $       1   $      --   $      --
  Programming revenue.......................................           --           39         378         245          11
                                                              -----------   ----------   ---------   ---------   ---------
    Total revenue...........................................        6,279          615         379         245          11
                                                              -----------   ----------   ---------   ---------   ---------
Operating expenses:
  Cost of revenue, exclusive of $1,109, $198, $0, $0 and $0
    for the years ended December 31, 2000, 1999, 1998, 1997
    and 1996, respectively, reported below as non-cash
    compensation expense....................................        7,888          856          70         121           6
  Product development, exclusive of $1,476, $566, $0, $0 and
    $0 for the years ended December 31, 2000, 1999, 1998,
    1997 and 1996, respectively, reported below as non-cash
    compensation expense....................................        8,209        1,637          93          --          --
  Sales and marketing, exclusive of $4,822, $577, $0, $0 and
    $0 for the years ended December 31, 2000, 1999, 1998,
    1997 and 1996, respectively, reported below as non-cash
    compensation expense....................................       14,529        3,987          33          --          --
  General and administrative, exclusive of $5,838, $1,338,
    $25, $0 and $0 for the years ended December 31, 2000,
    1999, 1998, 1997 and 1996, respectively, reported below
    as non-cash compensation expense........................        6,994        1,706         178         130          36
  Amortization of goodwill and other intangibles............          619           --          --          --          --
  Non-cash compensation expense, net........................       13,245        2,679          25          --          --
                                                              -----------   ----------   ---------   ---------   ---------
    Total operating expenses................................       51,484       10,865         399         251          42
                                                              -----------   ----------   ---------   ---------   ---------
Loss from operations........................................      (45,205)     (10,250)        (20)         (6)        (31)
                                                              -----------   ----------   ---------   ---------   ---------
Other income (expense):
  Other income..............................................           65           --          --          --          --
  Interest income...........................................        1,839          474          --          --           1
  Interest expense..........................................          (33)          (1)         --          --          --
                                                              -----------   ----------   ---------   ---------   ---------
    Total other income, net.................................        1,871          473          --          --           1
                                                              -----------   ----------   ---------   ---------   ---------
Net loss....................................................      (43,334)      (9,777)        (20)         (6)        (30)
Non-cash preferred stock dividend...........................       18,000           --          --          --          --
                                                              -----------   ----------   ---------   ---------   ---------
Net loss attributable to common stockholders................  $   (61,334)  $   (9,777)  $     (20)  $      (6)  $     (30)
                                                              ===========   ==========   =========   =========   =========
Basic and diluted net loss per common share.................  $     (2.50)  $    (1.38)  $    0.00   $    0.00   $    0.00
                                                              ===========   ==========   =========   =========   =========
Weighted average basic and diluted shares outstanding.......   24,535,078    7,092,000   7,092,000   7,092,000   7,092,000
                                                              ===========   ==========   =========   =========   =========

                                                                                  DECEMBER 31,
                                                          ------------------------------------------------------------
                                                             2000          1999        1998        1997        1996
                                                          -----------   ----------   ---------   ---------   ---------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............................  $    20,449   $   14,944   $     107   $      10   $       2
Working capital (deficit)...............................       20,280       13,380         (30)        (35)        (29)
Total assets............................................       47,000       19,570         142          30           2
Redeemable convertible preferred stock..................           --       18,990          --          --          --
Total stockholders' equity (deficit)....................       42,775       (2,046)        (30)        (35)        (29)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE SUCH STATEMENTS TO DIFFER MATERIALLY FROM ACTUAL FUTURE EVENTS OR RESULTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION ENTITLED "--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

RECENT EVENTS

    In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices. The restructuring is expected to result in a reduction of our workforce by approximately 90 people by the end of the first quarter of 2001. In the first quarter of 2001, we expect to record a charge of approximately $3.0 million for severance and other expenses related to the restructuring. In addition, in the first quarter of 2001, three senior executives left LivePerson, including most recently, our President and Chief Operating Officer. Our Chief Financial Officer, Timothy E. Bixby, has assumed the additional position of President.

OVERVIEW

    LivePerson is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We offer our proprietary real-time interaction technology as an outsourced service. We currently generate revenue from the sale of our LivePerson services, which enables our clients to communicate directly with Internet users via text-based chat, and to a lesser extent from related professional services. Our clients can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users' online shopping experience.

    Our business was incorporated in the State of Delaware in November 1995 under the name Sybarite Interactive Inc.; however, we did not commence operations until January 1996. We had no significant revenue until 1997, when we began to generate revenue from services primarily related to Web-based community programming and media design.

    In 1998, we shifted our core business focus to the development of the LivePerson services and phased out our prior programming efforts, which last generated revenue in December 1999. We introduced the LivePerson services in November 1998.

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

    On April 12, 2000, we consummated our initial public offering, which resulted in the issuance of 4,000,000 shares of our common stock at $8.00 per share, from which we received net proceeds of approximately $28.1 million.

    On October 12, 2000, we acquired HumanClick Ltd., a private company organized under the laws of Israel. The purchase price was $9.7 million, which included the issuance of 4,238,405 shares of our common stock valued at $9.1 million and acquisition costs of $241,000. Through December 31, 2000, operating expenses incurred by us related to HumanClick since the date of acquisition have not had a material effect on our 2000 statement of operations. We expect such expenses to increase in absolute dollars over time; however, we do not expect such expenses to change materially as a percentage of revenue.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, our financial information for the eight most recent quarters ended December 31, 2000. In our opinion, this unaudited information has been prepared on a basis consistent with our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

                                                                            QUARTER ENDED
                                       ---------------------------------------------------------------------------------------
                                       DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                         2000       2000        2000       2000       1999       1999        1999       1999
                                       --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                           (IN THOUSANDS)
Revenue:
  Service revenue....................  $ 2,330    $  1,849    $  1,326   $    774   $   396     $   139     $  26      $  15
  Programming revenue................       --          --          --         --         3           4        23          9
                                       -------    --------    --------   --------   -------     -------     -----      -----
        Total revenue................    2,330       1,849       1,326        774       399         143        49         24
                                       -------    --------    --------   --------   -------     -------     -----      -----
Operating expenses:
  Cost of revenue....................    2,443       2,216       2,039      1,190       608         173        51         24
  Product development................    2,079       2,212       2,151      1,767       873         478       147        139
  Sales and marketing................    4,089       3,223       3,792      3,425     2,111       1,429       396         51
  General and administrative.........    1,670       2,034       1,990      1,300       937         422       189        158
  Amortization of goodwill and other
    intangibles......................      619          --          --         --        --          --        --         --
  Non-cash compensation expense,
    net..............................      256       2,031       5,002      5,956     2,342         170       117         50
                                       -------    --------    --------   --------   -------     -------     -----      -----
        Total operating expenses.....   11,156      11,716      14,974     13,638     6,871       2,672       900        422
                                       -------    --------    --------   --------   -------     -------     -----      -----
Loss from operations.................   (8,826)     (9,867)    (13,648)   (12,864)   (6,472)     (2,529)     (851)      (398)
                                       -------    --------    --------   --------   -------     -------     -----      -----

                                                                            QUARTER ENDED
                                       ---------------------------------------------------------------------------------------
                                       DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                         2000       2000        2000       2000       1999       1999        1999       1999
                                       --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                           (IN THOUSANDS)
Other income (expense), net:
  Other income.......................       65          --          --         --        --          --        --         --
  Interest income....................      415         551         582        291       217         199        38         20
  Interest expense...................      (20)        (13)         --         --        --          --        --         (1)
                                       -------    --------    --------   --------   -------     -------     -----      -----
        Total other income, net......      460         538         582        291       217         199        38         19
                                       -------    --------    --------   --------   -------     -------     -----      -----
Net loss.............................  $(8,366)   $ (9,329)   $(13,066)  $(12,573)  $(6,255)    $(2,330)    $(813)     $(379)
                                       =======    ========    ========   ========   =======     =======     =====      =====

    Our revenue from the LivePerson services has increased in each of the last eight quarters, from $15,000 to $2.3 million, due primarily to increased market acceptance of our services, which is in part attributable to the growth of our direct sales force. The growth of our sales force has allowed us to solicit more prospective clients and to respond more quickly and effectively to their inquiries. We have recently experienced slower revenue growth rates than in the past and we cannot assure you that we will experience any future revenue growth.

    The increase in cost of revenue has been primarily due to the addition of client services personnel and the expansion of our technological infrastructure. Costs associated with the expansion of our technological infrastructure include, but are not limited to, depreciation and payments under our operating leases for certain computer equipment.

    General and administrative costs have generally increased in each of the last eight quarters, from $158,000 to $1.7 million, principally due to an increase in the number of employees and related occupancy costs and, to a lesser extent, to professional fees. The decrease from $2.0 million in the quarter ended September, 30 2000 to $1.7 million in the quarter ended December 31, 2000 is primarily attributable to a decrease in occupancy and related costs associated with the consolidation of our New York offices and the reversal of certain employee bonus accruals which were not required.

    Amortization of goodwill and other intangibles is related to our acquisition of HumanClick in October 2000. Prior to October 2000, we did not incur any amortization of goodwill and other intangibles.

    The decrease in non-cash compensation expense from the quarter ended
June 30, 2000 to the quarter ended December 31, 2000 is due to forfeitures of employee stock options associated with the termination of employees who left LivePerson primarily during the second half of 2000.

    We have experienced substantial increases in our expenses since our introduction of the LivePerson services and we anticipate that certain expenses will continue to grow in the future. Although our revenue from the LivePerson services has grown in each of the quarters since their introduction, we have recently experienced slower revenue growth rates than in the past and we cannot assure you that we will experience any future revenue growth or that we will generate sufficient revenue to achieve profitability. Consequently, we believe that period-to-period comparisons of our operating results may not be meaningful, and as a result, you should not rely on them as an indication of future performance.

    REVENUE

    With respect to the LivePerson services, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each operator access account, which we refer to as a "seat." Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, revenue attributable to our monthly service fee for the years ended
December 31, 2000 and 1999 accounted for 85% and 95%, respectively, of total LivePerson services revenue. In addition, because we expect the aggregate number of seats to continue to grow, we expect the set-up fee to represent a decreasing percentage of total revenue over time. We do not charge an additional set-up fee if an existing client adds more seats. Our service agreements typically have no termination date and are terminable by either party upon 30 to 60 days' notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days.

    We also have begun to enter into contractual arrangements that complement our direct sales force. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. Aggregate commissions generated under such agreements to date, as a percentage of total LivePerson services revenue, have not been material, although we expect such commissions to increase in both absolute terms and as a percentage of total LivePerson services revenue over time.

    Prior to November 1998, when the LivePerson services were introduced, we generated revenue from services primarily related to Web-based community programming and media design. Revenue from such services was $0, $39,000 and $378,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of January 2000, we no longer generated any revenue from these services. Revenue generated from Web-based community programming and media design services was recognized upon completion of the project, provided that no significant obligations remained outstanding and collection of the resulting receivable was probable.

    OPERATING EXPENSES

    Our cost of revenue associated with programming activity consisted primarily of personnel expenses associated with outsourced programming and design. We no longer incurred these costs as of December 1998. We began developing the LivePerson services in the third quarter of 1998. We did not allocate development costs of the LivePerson services separately. Accordingly, since November 1998, our cost of revenue has principally been associated with the LivePerson services and has consisted of:

    - compensation costs relating to employees who provide customer service to our clients, consisting of 41 people at December 31, 2000 (including 18 employees of HumanClick) and 17 people at December 31, 1999;

    - compensation costs relating to our network support staff, consisting of 11 people at December 31, 2000 and 5 people at December 31, 1999;

    -   allocated occupancy costs and related overhead; and

    - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software.

    Our product development expenses consist primarily of compensation and related expenses for product development personnel, consisting of 40 people (including 11 employees of HumanClick) and 15 people at December 31, 2000 and 1999, respectively, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

    Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of 58 and 21 people at December 31, 2000 and 1999, respectively, allocated occupancy costs and related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.

    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of 31 people (including 4 employees of HumanClick) and 15 people at December 31, 2000 and 1999, respectively, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

    In 2000, we increased our allowance for doubtful accounts to $577,000 from $85,000 at December 31, 1999, principally due to an increase in accounts receivable. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

    NON-CASH COMPENSATION EXPENSE

    In the years ended December 31, 2000, 1999 and 1998, we recorded and aggregate of $0, $978,000 and $25,000, respectively, of non-cash compensation expense in connection with grants to consultants of options to acquire an aggregate of 458,010 shares of our common stock. The total values ascribed to such options were determined using a Black-Scholes pricing model.

    During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson services to Network Commerce for two years. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted these options as an incentive for entering into a two-year service agreement with us at a point in time when the LivePerson services were new and their viability was unknown. The option had no minimum revenue guarantee. At December 31, 1999, the total value ascribed to this option, using a Black-Scholes pricing model, was $566,000. In 1999, we amortized $86,000 of this deferred cost, of which $24,000 was offset against the $27,000 of revenue recognized from Network Commerce. The remaining $62,000 constituted sales and marketing expense, all of which was recorded in the fourth quarter of 1999, and is included in non-cash compensation expense in our 1999 statement of operations.

    In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable, and Network Commerce exercised the option in May 2000. Network Commerce has agreed, however, that it will not sell the underlying common stock until the earlier of five years or, if certain revenue criteria are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which is being ratably amortized over the remaining service period of approximately fifteen months because the vesting of the option does not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 is being recorded as a reduction of the revenue recognized from Network Commerce with any excess amortization recorded on a quarterly basis as sales and marketing expense, which is included in non-cash compensation expense in our statement of operations. We amortized $723,000 of the deferred cost during the year ended December 31, 2000, of which $59,000 was offset against the $59,000 of revenue recognized from Network Commerce. The remaining $664,000 of sales and marketing expense is included in non-cash compensation expense in our 2000 statement of operations.

    Through December 31, 2000, we granted or assumed, in connection with our acquisition of HumanClick, stock options to purchase 9,424,072 shares of common stock, of which options to purchase 7,669,553 shares of common stock at a weighted average exercise price of $2.76 remained outstanding at December 31, 2000. Certain of these options were granted at less than the deemed fair value at the date of grant. The deemed fair value of our common stock ranged from $0.67 to $13.00 for the period during which these options were granted. In connection with the granting of these options, we recorded deferred compensation of $6.2 million in the year ended December 31, 1999 and recorded additional deferred compensation of $18.2 million in the year ended December 31, 2000, representing the difference between the deemed fair value of the common stock at the date of grant for accounting purposes and the exercise price of the related options. The aggregate amount of deferred compensation which was recorded in connection with the grant of options and subsequently reversed against paid-in capital in connection with the forfeitures of these options associated with the termination of employees who left LivePerson during the year ended December 31, 2000, approximated $5.3 million. In the year ended December 31, 2000, we also recorded deferred compensation of $272,000 relating to the remaining service period of unvested options assumed in connection with our acquisition of HumanClick in October 2000. These amounts were recorded as deferred compensation in our consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. In the years ended December 31, 2000 and 1999, we amortized $11.9 million and $1.6 million (net of forfeitures or cancellations of $2.0 million in connection with employees who left LivePerson in 2000), respectively, of deferred compensation. We expect to amortize the remaining deferred compensation balance of $5.9 million at December 31, 2000 as follows:

    -   2001--$3.6 million;

    -   2002--$1.8 million; and

    -   2003--$506,000.

    We recorded an additional $666,000 of non-cash compensation expense during 2000 in connection with the vesting of options pursuant to employee severance agreements.

    In January 1999, we issued 41,667 shares of series A convertible preferred stock in the amount of $50,000 in exchange for consulting services provided by Silicon Alley Venture Partners, LLC.

RESULTS OF OPERATIONS

    Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our 2000 and 1999 operating results with each other or with those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

    REVENUE. Total revenue increased to $6.3 million for the year ended December 31, 2000, from $615,000 for the year ended December 31, 1999. All of our revenue in 2000 was from the LivePerson services, while 94% of our revenue in 1999 was from the LivePerson services. These increases were due primarily to increased marketing efforts of the LivePerson services, increased market acceptance of our services and increased sales generated by LivePerson's expanded sales force. The growth of our sales force has allowed us to solicit more prospective clients and to respond more quickly and effectively to their inquiries. We cannot assure that we will achieve similar growth, if any, in future periods.

    Revenue associated with Web-based community programming and media design services decreased to $0 in the year ended December 31, 2000, from $39,000 in the comparable period in 1999. We no longer provided these services as of January 2000; accordingly, we believe period-to-period comparisons are not meaningful.

    COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $7.9 million in 2000, from $856,000 in 1999. This increase was primarily attributable to costs associated with an increase in the number of LivePerson network operations personnel and client services personnel to serve an expanding client base. Our network operations organization grew to 11 people at December 31, 2000, from 5 people at December 31, 1999, and our client services organization grew to 41 people at December 31, 2000, from 17 people at December 31, 1999.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $8.2 million in 2000, from $1.6 million in 1999. This increase was primarily attributable to an increase in the number of LivePerson product development personnel, which grew to 40 people at December 31, 2000 (including 11 employees of HumanClick) from 15 people at December 31, 1999, as well as allocated occupancy costs, related overhead and outsourced labor. These increases are primarily attributable to product enhancements and, to a lesser extent, to the development of new products.

    SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to $14.5 million in 2000, from $4.0 million in 1999. This increase was primarily attributable to increased expenses for on-line and off-line advertising and marketing as well as increased headcount and related personnel expenses. Our sales and marketing headcount grew to 58 people at December 31, 2000 from 21 people at December 31, 1999. The increase in sales staff headcount is attributable to the expansion of our sales efforts. The increase in our marketing headcount and related expenses is due to our increasing efforts to enhance our brand recognition, and to support customer acquisition efforts.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $7.0 million in 2000, from $1.7 million in 1999. This increase was due primarily to an increase in headcount, which grew to 31 people at December 31, 2000 (including 4 employees of HumanClick) from 15 people at December 31, 1999, and, to a lesser extent, due to insurance, professional fees, occupancy costs and depreciation.

    NON-CASH COMPENSATION EXPENSE, NET. Non-cash compensation expenses consist primarily of amortization of deferred stock-based compensation in 2000 and 1999, as well as compensation expense incurred in connection with options and preferred stock issued to non-employees in lieu of payment for services rendered in 1999. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options. Non-cash compensation expense increased to $13.2 million in 2000, from $2.7 million in 1999.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization expense relates to goodwill and other intangibles recorded as a result of our acquisition of HumanClick in October 2000.

    OTHER INCOME. Interest income was $1.8 million and $474,000 in 2000 and 1999, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Interest expense was $33,000 and $1,000 in 2000 and 1999, respectively. The increase in interest income, particularly since the second quarter of 1999, is due primarily to interest earned on the net proceeds from our initial public offering and the private placements of our series C and series D redeemable convertible preferred stock. See "Part II. Item 5. Market For Registrant's Common Equity and Related Stockholder Matters--Use of Proceeds from Initial Public Offering." Other income in 2000 consists primarily of amortization of deferred gain on the sale-leaseback of certain computer equipment.

    NET LOSS. Our net loss increased to $43.3 million in 2000, from $9.8 million in 1999.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUE. Total revenue increased to $615,000 in 1999, from $379,000 in 1998. Revenue associated with the LivePerson services increased to $576,000 in 1999 from $1,000 in 1998 and revenue associated with Web-based community programming and media design services decreased to $39,000 in 1999 from $378,000 in 1998. We no longer provided these services as of January 2000; accordingly, we believe period-to-period comparisons are not meaningful.

    COST OF REVENUE. Cost of revenue increased to $856,000 in 1999, from $70,000 in 1998. This increase was primarily attributable to $279,000 of costs associated with the addition of client services staff as well as $65,000 of depreciation of computer hardware and software. We did not incur any depreciation expense in 1998 because we rented all of our equipment during that period, the total cost of which was not significant.

    PRODUCT DEVELOPMENT. Product development costs increased to $1.6 million for 1999, from $93,000 in 1998. This increase was primarily attributable to $809,000 associated with an increase in the number of LivePerson services product development personnel, which grew from four to 15 people in 1999, and $342,000 of technology development activities related to the LivePerson services, consisting of network architecture and software design expenses.

    SALES AND MARKETING. Sales and marketing expenses increased to $4.0 million for 1999, from $33,000 in 1998. This increase was primarily attributable to $1.1 million associated with an increase in salaries and related expenses resulting from an increase in sales and marketing personnel, which grew from two to 21 people in 1999, and to an increase in advertising and promotional expenses of $1.9 million, both of which related to the LivePerson services.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.7 million for 1999, from $178,000 in 1998. This increase was due primarily to $711,000 associated with increases in personnel expenses related to support and administration, occupancy costs, and to an increase of $339,000 in recruitment costs, principally for our officers. The number of our executive, accounting and human resources personnel grew from one to 15 in 1999.

    NON-CASH COMPENSATION EXPENSE, NET. In 1999, non-cash expenses represented amortization of deferred compensation of $1.6 million and non-cash expense incurred in connection with options and preferred stock issued to non-employees in lieu of payment for services rendered of $1.1 million.

    OTHER INCOME. Interest income amounted to $474,000 for 1999, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our preferred stock issuances. Other income in 1998, representing interest earned on cash balances, was less than $500.

    NET LOSS. Our net loss increased to $9.8 million for 1999, from $20,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. Through December 31, 2000, we have raised a total of $69.5 million in aggregate net proceeds. As of December 31, 2000, we had $21.4 million in cash and cash equivalents and marketable securities, an increase of $6.5 million from December 31, 1999. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes. In March 2000, we entered into a letter of credit, which serves as the security deposit for a portion of our lease of office space, in an aggregate amount of $2.0 million for 2000. We entered into an additional letter of credit for $2.2 million in March 2001 in connection with the other portion of our March 2000 lease of office space.

    Net cash used in operating activities was $26.6 million for the year ended December 31, 2000 and consisted primarily of net operating losses and an increase in accounts receivable partially offset by an increase in non-cash compensation, depreciation and amortization expenses, and deferred revenue. Net cash used in operating activities was $6.0 million for the year ended
December 31, 1999 and consisted primarily of net operating losses, offset by non-cash compensation expenses and changes in accounts payable.

    Net cash used in investing activities was $15.0 million in the year ended December 31, 2000 and was due to the purchase of fixed assets and capitalized software and the purchase of "short-term available-for-sale" investments and movement of certain cash to restricted cash, in part offset by the sale of "short-term available-for-sale" investments. Net cash used in investing activities was $2.6 million for the year ended December 31, 1999 and was due to the purchase of fixed assets.

    Net cash provided by financing activities was $47.0 million for the year ended December 31, 2000 and was primarily attributable to proceeds from our initial public offering, the sale of our series D convertible preferred stock and exercise of our warrants and stock options. Net cash provided by financing activities was $23.4 million for the year ended December 31, 1999 and was primarily attributable to proceeds from the sale of our convertible preferred stock.

    As of December 31, 2000, our principal commitments were approximately
$34.7 million under various operating leases, of which $4.6 million is due in 2001. During the year ending December 31, 2001, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We do not currently expect that our principal commitments for the year ended December 31, 2001 will exceed $5.0 million in the aggregate.

    In the first quarter of 2000, we entered into three additional leases for office space, one in San Francisco and two in New York City. The lease for our San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $329,000. We also entered into two subleases for approximately 8,000 and 4,000 square feet, respectively, in New York City, which expired in November 2000 and provided for annual aggregate payments of $238,000 and $182,000, respectively. In March 2000, we entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease provisions with respect to one floor, consisting of approximately 40,500 square feet, commenced in April 2000, with rent of approximately $1.4 million per year in the first three years, $1.5 million per year in years four through seven and $1.6 million per year in years eight through ten. The related security deposit is $2.0 million for the first three years, $1.3 million for years four through seven and $670,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit. The other floor consists of approximately 43,000 square feet, and the lease provisions relating to that floor commenced in March 2001, with rent of approximately $1.5 million per year in the first three years, $1.6 million per year in years four through seven and $1.7 million per year in years eight through ten. The related security deposit is $2.2 million for the first three years, $1.5 million for years four through seven and $747,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit. During July 2000, we entered into an eighteen-month lease for computer equipment requiring monthly payments of approximately $69,000.

    Although our revenue has increased from quarter to quarter, we have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. As a result, we have incurred significant net losses and negative cash flows from operations since inception, and as of December 31, 2000, had an accumulated deficit of $71.2 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

    In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick, we commenced a restructuring plan in order to streamline our operations. We expect to record a charge for severance and other related expenses due to the restructuring of approximately $3.0 million in the first quarter of 2001, all of which is expected to be paid by the end of 2001. These initiatives included the consolidation of our two San Francisco Bay area offices, a reduction of our workforce by approximately
90 people by the end of the first quarter of 2001, intensified programs to reduce our working capital requirements and curtailment of our capital and marketing expenses, among other initiatives. We cannot assure you that through these efforts, without increased revenue, we will be able to generate positive cash flows from operations. Notwithstanding these efforts, we expect to continue to devote a substantial amount of our capital resources to support our sales, marketing, product development and customer service departments, our marketing efforts, and the infrastructure necessary to support the growth in our customer base and other general corporate activities. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

    We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by us in the fourth quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement did not impact our historical financial statements as we currently do not use derivative instruments.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our revenue recognition policies are consistent with SAB No. 101; accordingly, its implementation did not have a significant effect on our results of operations.

    In March 2000, the EITF reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. We have applied the guidance as described by Issue 00-2 for the year ended December 31, 2000, noting no material impact on our results of operations.

    FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of FIN No. 44 on July 1, 2000 did not have a material effect on our results of operations.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                         RISKS RELATED TO OUR BUSINESS

    WE HAVE A LIMITED OPERATING HISTORY AND EXPECT TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

    We have only a limited operating history providing the LivePerson services upon which to base an evaluation of our current business and future prospects. We began offering our services in November 1998 and we commenced offering the HumanClick service in October 2000; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as a leading application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only 25 months of historical financial data relating to the LivePerson services upon which to forecast revenue and results of operations.

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

    - sell additional seats for LivePerson Chat, which generate monthly fees, and other services to our existing clients;

    -   increase or maintain current pricing levels for our services;

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

    WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $71.2 MILLION AS OF DECEMBER 31, 2000 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future. We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson services). We had annual revenue of less than $6.3 million and $620,000 in the years ended December 31, 2000 and 1999, respectively, resulting in a net loss of $43.3 million and $9.8 million, respectively. In addition, for the year ended December 31, 2000, we recorded a non-cash dividend of $18.0 million. The total non-cash charge we recorded in connection with our 1999 and 2000 option grants for the year ended December 31, 2000 was $11.9 million. The Company recorded an additional $666,000 of non-cash compensation expense during 2000 in connection with the vesting of options pursuant to employee severance agreements. As of December 31, 2000, our accumulated deficit was approximately $71.2 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

    WE HAVE AN UNPROVEN BUSINESS MODEL AND MAY NOT GENERATE SUFFICIENT REVENUE FOR OUR BUSINESS TO SURVIVE.

    Our business model is based on the delivery of real-time sales and customer service technology and related services to companies doing business on the Internet, a largely untested business. Sales and customer service historically have been provided primarily in person or by telephone. Our business model assumes that companies doing business on the Internet will choose to provide sales and customer service via the Internet. Our business model also assumes that many companies will recognize the benefits of an outsourced application, that Internet users will choose to engage a customer service representative in a live text-based interaction, that this interaction will maximize sales opportunities and enhance the online shopping experience and that companies will seek to have their online sales and customer service technology provided by us. If any of these assumptions is incorrect, our business may be harmed.

    WE EXPECT THAT A SUBSTANTIAL MAJORITY OF OUR REVENUE WILL COME FROM THE LIVEPERSON CHAT SERVICE FOR THE FORESEEABLE FUTURE AND IF WE ARE NOT SUCCESSFUL IN SELLING THIS SERVICE, OUR REVENUE WILL NOT INCREASE AND MAY DECLINE.

    The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat. We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology. We have recently experienced slower revenue growth rates than in the past and we cannot assure you that we will experience any future revenue growth. A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

    THE SUCCESS OF OUR BUSINESS REQUIRES THAT CLIENTS CONTINUE TO USE THE LIVEPERSON SERVICES AND PURCHASE ADDITIONAL SEATS.

    Our LivePerson services agreements typically have no termination date and are terminable upon 30 to 90 days' notice without penalty. If a significant number of our clients, or any one client with a significant number of seats, were to terminate these services agreements, reduce the number of seats purchased or fail to purchase additional seats, our results of operations may be negatively and materially affected. Our client retention rates have recently declined as a result of a number of factors, including competition, consolidation in the Internet industry and termination of operations by certain of our clients. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees from the LivePerson services for substantially all our revenue. If our retention rate declines further, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small number of seats sold in initial orders, we depend on sales to new clients and sales of additional seats to our existing clients.

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

    -   our clients' business success;

    -   our clients' demand for seats and our other services;

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

    - economic conditions specific to the Internet, electronic commerce and online media; and

    -   general economic conditions.

    Many of our clients' businesses are seasonal. Our clients' demand for real-time sales and customer service technology in general and their demand for seats and our other services, in particular, may be seasonal as well. As a result, our future revenue and profits may vary from quarter to quarter.

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

    OUR CLIENTS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. The non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected.

    WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

    Since the launch of our services in November 1998, we have grown rapidly. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we replaced our existing accounting and other back-office systems at a cost of approximately $1.2 million. The new systems are being integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant additional costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

    STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

    We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; and 111 employees at March 1, 2001. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; and 25 employees at March 1, 2001. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In the first quarter of 2001, in addition to conducting performance-related terminations, we commenced a restructuring plan pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counterparties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

    OUR BUSINESS IS DEPENDENT ON A FEW KEY EMPLOYEES, INCLUDING OUR CHIEF EXECUTIVE OFFICER, ROBERT P. LOCASCIO.

    Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer. The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition. In addition, in the past six months, four of the members of our senior management team (our Chief Technology Officer, Chief Operating Officer, Executive Vice President for Worldwide Sales and Strategic Alliances, and our President/Chief Operating Officer) left LivePerson. Timothy E. Bixby, our Chief Financial Officer, has assumed the additional position of President. Although we do not believe that recent changes in our senior management team have materially harmed our business, they have distracted us from other important tasks, and we cannot assure you that we will be able to successfully hire senior managers who can be integrated, and who will work together successfully, with our existing management team.

    IF WE DO NOT SUCCESSFULLY INTEGRATE POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS COULD BE HARMED.

    In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

    - difficulties in integrating operations, technologies, products and personnel with LivePerson;

    - diversion of financial and management resources from efforts related to the LivePerson services or other then-existing operations; risks of entering new markets beyond providing real-time sales and customer service technology for companies doing business on the Internet;

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

    WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS AS WE EXPAND INTERNATIONALLY.

    In July 2000, we commenced operations in the United Kingdom. In addition, in October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time online customer service applications with more than 100,000 customers around the world and 27 employees. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

    IF WE DO NOT SUCCEED IN ATTRACTING NEW PERSONNEL OR RETAINING AND MOTIVATING OUR CURRENT PERSONNEL, OR IF WE ARE UNABLE TO OUTSOURCE CERTAIN FUNCTIONS, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE MATERIALLY AND ADVERSELY AFFECTED.

    We may be unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled senior managers and other employees with appropriate qualifications, such as employees combining customer service backgrounds with technical aptitude, and employees with experience developing scalable computer networks. Also, our recently announced workforce reductions may adversely affect the morale of, and our ability to retain, those employees who were not terminated. Because our stock price has recently suffered a significant decline, the stock options held by our employees and other equity-based compensation may have diminished effectiveness as employee retention devices. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected.

    OUR REPUTATION DEPENDS, IN PART, ON FACTORS WHICH ARE ENTIRELY OUTSIDE OF OUR CONTROL.

    Our services appear as a LivePerson-branded, a HumanClick-branded or a custom-created icon on our clients' Web sites. The customer service operators who respond to the inquiries of our clients' Internet users are employees or agents of our clients; they are not our employees. As a result, we have no way of controlling the actions of these operators. In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered or HumanClick-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our services depend on the prominent placement of the icon on the client's Web site, over which we also have no control.

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

    WE ARE DEPENDENT ON TECHNOLOGY SYSTEMS THAT ARE BEYOND OUR CONTROL.

    The success of the LivePerson services depends in part on our clients' online services as well as the Internet connections of visitors to their Web sites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which have resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service. The LivePerson services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by the LivePerson services, our clients or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

    In addition, we rely on two Web hosting service providers for Internet connectivity to deliver our services, power, security and technical assistance. Such providers have, in the past, experienced problems that have resulted in slower than normal response times and interruptions in service. If we are unable to continue utilizing the services of our existing Web hosting providers or if our Web hosting services experience interruptions or delays, it is possible that our business could be harmed.

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

    TECHNOLOGICAL DEFECTS COULD DISRUPT OUR SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION.

    We face risks related to the technological capabilities of the LivePerson services. We expect the number of simultaneous chats between our clients' operators and Internet users over our system to increase significantly as we expand our client base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of the LivePerson services in order to be competitive in our market. If future versions of our software contain undetected errors, our business could be harmed. As a result of major software upgrades at LivePerson, our client sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new Web hosting services. These problems, if unremedied, could harm our business.

    The LivePerson services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

    -   damage to our reputation;

    -   lost sales;

    -   delays in or loss of market acceptance of our products; and

    -   unexpected expenses and diversion of resources to remedy errors.

    WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE AND CHANGING CLIENT PREFERENCES IN THE ONLINE SALES AND CUSTOMER SERVICE INDUSTRY AND THIS MAY HARM OUR BUSINESS.

    If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales and customer service industry or our clients' or Internet users' requirements, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales and customer service technology is relatively new. Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

    -   enhance the features and performance of the LivePerson services;

    - develop and offer new services that are valuable to companies doing business on the Internet and Internet users; and

    - respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to our current services, do not meet our clients' or Internet users' expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

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

    We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as eGain Communications Corp., eShare Technologies, Inc., Kana Communications, Inc., RightNow Technologies, Inc. and WebLine Communications (a part of Cisco Systems' applications technology group), some of which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

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

    OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

    Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services. We currently have a U.S. patent application pending relating to such technology and have not filed applications outside the U.S. The U.S. Patent and Trademark Office has issued a non-final office action rejecting our initial patent application. We have responded to the office action; however, it is possible that:

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

    Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have a common law trademark, "LivePerson", and three pending U.S. trademark applications. The U.S. Patent and Trademark Office has issued non-final office actions with respect to our trademark applications, requesting additional information and making refusals. However, no final determinations as to the registrability of the marks have been made. We have responded to these office actions and as a result, one of our trademark applications has been approved for publication. The U.S. Patent and Trademark Office has not yet responded with respect to our other applications, but ultimately we may not be able to secure registration of any of our trademarks. In addition, we do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

    OUR PRODUCTS AND SERVICES MAY INFRINGE UPON INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES AND ANY INFRINGEMENT COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS AND MAY DISTRACT OUR MANAGEMENT.

    Although we attempt to avoid infringing known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. If we infringe upon the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms. In that event, we would need to undertake substantial reengineering to continue offering our services. Any effort to undertake such reengineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. If any of these events occurred, our business, results of operations and financial condition would be materially and adversely affected.

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

    WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE PERSONAL INFORMATION BELONGING TO OUR CLIENTS' INTERNET USERS.

    We maintain dialogue transcripts of the text-based chats between our clients and Internet users and store on our servers information supplied voluntarily by these Internet users in exit surveys which follow the chats. We provide this information to our clients to allow them to perform Internet user analyses and monitor the effectiveness of our services. Some of the information we collect in text-based chats and exit surveys may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients' Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

  RISKS RELATED TO OUR RECENT ACQUISITION OF HUMANCLICK LTD. AND ITS BUSINESS

    IF WE DO NOT SUCCESSFULLY INTEGRATE HUMANCLICK OR THE MERGER'S BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR OUR COMMON STOCK MAY DECLINE.

    On October 12, 2000, we acquired HumanClick with the expectation that this merger will result in significant benefits. We have no experience in managing a customer base as large as HumanClick's and very little direct experience in offering real-time, online customer service applications to small and mid-sized businesses. Furthermore, HumanClick's principal offices are located in Israel while our principal offices are located in New York; managing the business in a coordinated fashion may therefore require additional management resources. We will need to overcome these significant issues, among others, in order to realize any benefits or synergies from the mergers. Our successful execution of these post-merger events will involve considerable risk and may not be successful.

    The market price of our common stock may decline, and we may lose key personnel and customers as a result of this merger if:

    -   we do not successfully integrate operations and personnel of HumanClick;

    - we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

    - the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

    IF THE COSTS ASSOCIATED WITH THE HUMANCLICK ACQUISITION EXCEED THE BENEFITS REALIZED, WE MAY EXPERIENCE INCREASED LOSSES.

    We cannot assure you that we will ever generate sufficient revenue from the sale of HumanClick's services, which have only recently begun to generate revenue, to offset expenses associated with the acquisition. Accordingly, if the benefits of this acquisition do not exceed the costs associated with it, including dilution to our stockholders resulting from the issuance of up to approximately 4.5 million shares of our common stock in the acquisition, our financial results could be adversely affected.

    POLITICAL, ECONOMIC AND MILITARY CONDITIONS IN ISRAEL COULD NEGATIVELY IMPACT OUR HUMANCLICK BUSINESS.

    Our HumanClick facilities are located in Israel. Although substantially all of our sales are being made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, which varies in degree and intensity, has caused security and economic problems in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. We cannot assure you that ongoing or revived hostilities related to Israel will not have a material adverse effect on our business. Several Arab countries still restrict business with Israeli companies. We could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

    WE DEPEND ON THE CONTINUED VIABILITY OF THE INFRASTRUCTURE OF THE INTERNET.

    To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients' sites (including the LivePerson pop-up dialogue window) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not achieve profitability and our business, results of operations and financial condition will suffer.

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

    For example, the LivePerson services allow our clients to capture and save information about Internet users, possibly without their knowledge. Additionally, our service uses a tool, commonly referred to as a "cookie," to uniquely identify each of our clients' Internet users. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could harm our business, results of operations and financial condition.

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

                                  OTHER RISKS

    OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING A STOCKHOLDER VOTE.

    Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 38.0% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

    THE FUTURE SALE OF SHARES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

    If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if the our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. "Affiliates" of LivePerson may not sell their shares of our common stock except pursuant to:

    - an effective registration statement under the Securities Act covering the resale of those shares;

    -   an exemption under Rule 144 of the Securities Act; or

    -   another applicable exemption under the Securities Act.

    Persons who may be deemed to be affiliates of LivePerson include those persons or entities who directly or indirectly control LivePerson, such as our directors, executive officers and significant stockholders.

    OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS IN THE FUTURE WHICH COULD REDUCE THE VALUE OF YOUR INVESTMENT AND SUBJECT US TO LITIGATION.

    Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations, in response to the following factors, some of which are beyond our control:

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

    In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may in the future be the target of similar litigation, which could result in substantial costs and distract management from other important aspects of operating our business.

    WE MAY FACE POSSIBLE NASDAQ DELISTING RESULTING IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND MAKING OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US.

    We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share and maintaining a market value for our publicly-held shares of at least $5 million. A company fails to satisfy these requirements if its closing bid price remains below $1.00 per share or if the market value for the publicly-held shares remains below $5 million, in each case, for 30 consecutive business days. From time to time, our common stock has had a closing bid price below $1.00 per share. There can be no assurance that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market.

    If our common stock loses its Nasdaq National Market status, shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the Nasdaq National Market listing requirements. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

    Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

    In addition, if our common stock is not listed on the Nasdaq National Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RATE FLUCTUATIONS

    Though December 31, 2000, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency for our operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick, is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

COLLECTION RISK

    Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result, we do not anticipate any material losses in this area.

INTEREST RATE RISK

    Our investments consist of cash and cash equivalents and short-term marketable securities. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by us.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors....................                   41

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................                   42

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................                   43

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended
  December 31, 2000, 1999 and 1998..........................                   44

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................                   45

Notes to Consolidated Financial Statements..................                   46

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of LivePerson, Inc.:

    We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

New York, New York
January 31, 2001

                                LIVEPERSON, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................       $20,449        $14,944
  Marketable securities.....................................         1,000             --
  Accounts receivable, less allowance for doubtful accounts
    of $577 and $85, as of December 31, 2000 and 1999,
    respectively............................................         1,271            465
  Prepaid expenses and other current assets.................           747            597
                                                                   -------        -------
    Total current assets....................................        23,467         16,006
Property and equipment, net.................................        12,883          2,457
Goodwill and other intangibles, net.........................         8,291             --
Restricted cash related to lease............................         2,000             --
Security deposits...........................................            68            487
Deferred offering costs.....................................            --            140
Deferred costs, net.........................................           291            480
                                                                   -------        -------
    Total assets............................................       $47,000        $19,570
                                                                   =======        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................       $ 1,126        $ 1,776
  Accrued expenses..........................................         1,446            689
  Deferred revenue..........................................           615            161
                                                                   -------        -------
    Total current liabilities...............................         3,187          2,626
                                                                   -------        -------
Long-term deferred revenue..................................           277             --
Deferred rent...............................................           304             --
Deferred gain on sale-leaseback.............................           457             --
Commitments and contingencies
Series C redeemable convertible preferred stock, $.001 par
  value per share; 0 shares authorized, issued and
  outstanding at December 31, 2000 and 5,132,433 shares
  authorized, issued and outstanding at December 31, 1999,
  with an aggregate liquidation preference of $18,990 at
  December 31, 1999.........................................            --         18,990
Series D redeemable convertible preferred stock, $.001 par
  value per share; 0 shares authorized, issued and
  outstanding at December 31, 2000 and 1999.................            --             --
Stockholders' equity (deficit):
  Preferred stock, $.001 par value per share; 5,000,000
    shares authorized, 0 issued and outstanding at
    December 31, 2000 and 183,043 shares authorized,
    0 issued and outstanding at December 31, 1999...........            --             --
  Series A convertible preferred stock, $.001 par value per
    share; 0 shares authorized, issued and outstanding at
    December 31, 2000 and 2,541,667 shares authorized,
    issued and outstanding at December 31, 1999, with an
    aggregate liquidation preference of $3,000 at
    December 31, 1999.......................................            --              3
  Series B convertible preferred stock $.001 par value per
    share; 0 shares authorized, issued and outstanding at
    December 31, 2000 and 1,142,857 shares authorized,
    issued and outstanding at December 31, 1999, with an
    aggregate liquidation preference of $1,600 at
    December 31, 1999.......................................            --              1
  Common stock, $.001 par value per share; 100,000,000
    shares authorized, 33,914,613 shares issued and
    outstanding at December 31, 2000; 30,000,000 shares
    authorized, 7,092,000 shares issued and outstanding at
    December 31, 1999.......................................            34              7
  Additional paid-in capital................................       119,780         12,420
  Deferred compensation.....................................        (5,872)        (4,644)
  Accumulated deficit.......................................       (71,167)        (9,833)
                                                                   -------        -------
    Total stockholders' equity (deficit)....................        42,775         (2,046)
                                                                   -------        -------
    Total liabilities and stockholders' equity (deficit)....       $47,000        $19,570
                                                                   =======        =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               2000          1999         1998
                                                            -----------   ----------   ----------
Revenue:
  Service revenue.........................................  $     6,279   $      576   $        1
  Programming revenue                                                --           39          378
                                                            -----------   ----------   ----------
      Total revenue.......................................        6,279          615          379
                                                            -----------   ----------   ----------
Operating expenses:
  Cost of revenue, exclusive of $1,109, $198 and $0 for
    the years ended December 31, 2000, 1999 and 1998,
    respectively, reported below as non-cash compensation
    expense...............................................        7,888          856           70
  Product development, exclusive of $1,476, $566 and $0
    for the years ended December 31, 2000, 1999 and 1998,
    respectively, reported below as non-cash compensation
    expense...............................................        8,209        1,637           93
  Sales and marketing, exclusive of $4,822, $577 and $0
    for the years ended December 31, 2000, 1999 and 1998,
    respectively, reported below as non-cash compensation
    expense...............................................       14,529        3,987           33
  General and administrative, exclusive of $5,838, $1,338
    and $25 for the years ended December 31, 2000, 1999
    and 1998, respectively, reported below as non-cash
    compensation expense..................................        6,994        1,706          178
  Amortization of goodwill and other intangibles..........          619           --           --
  Non-cash compensation expense, net......................       13,245        2,679           25
                                                            -----------   ----------   ----------
      Total operating expenses............................       51,484       10,865          399
                                                            -----------   ----------   ----------
Loss from operations......................................      (45,205)     (10,250)         (20)
                                                            -----------   ----------   ----------
Other income (expense):
  Other income............................................           65           --           --
  Interest income.........................................        1,839          474           --
  Interest expense........................................          (33)          (1)          --
                                                            -----------   ----------   ----------
      Total other income, net.............................        1,871          473           --
                                                            -----------   ----------   ----------
Net loss..................................................      (43,334)      (9,777)         (20)
Non-cash preferred stock dividend.........................       18,000           --           --
                                                            -----------   ----------   ----------
Net loss attributable to common stockholders..............  $   (61,334)  $   (9,777)  $      (20)
                                                            ===========   ==========   ==========
Basic and diluted net loss per common share...............  $     (2.50)  $    (1.38)  $     0.00
                                                            ===========   ==========   ==========
Weighted average shares outstanding used in basic and
  diluted net loss per common share calculation...........   24,535,078    7,092,000    7,092,000
                                                            ===========   ==========   ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      SERIES A PREFERRED      SERIES B PREFERRED
                                             STOCK                   STOCK               COMMON STOCK        ADDITIONAL
                                     ---------------------   ---------------------   ---------------------    PAID-IN
                                       SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL
                                     ----------   --------   ----------   --------   ----------   --------   ----------
Balance at December 31, 1997.......          --     $ --             --     $ --      7,092,000     $ 7       $     (6)
Issuance of stock options in lieu
  of payment for services..........          --       --             --       --             --      --             25
Net loss...........................          --       --             --       --             --      --             --
                                     ----------     ----     ----------     ----     ----------     ---       --------
Balance at December 31, 1998.......          --       --             --       --      7,092,000       7             19
Issuance of stock options in lieu
  of payment for services..........          --       --             --       --             --      --            978
Issuance of stock options to
  employees below fair market
  value............................          --       --             --       --             --      --          6,233
Amortization of deferred
  compensation.....................          --       --             --       --             --      --             --
Issuance of stock options to a
  client...........................          --       --             --       --             --      --            566
Issuance of Class A preferred stock
  and warrants.....................   2,416,667        3             --       --             --      --          2,899
Issuance of Class A preferred stock
  in lieu of payment for
  services.........................      41,667       --             --       --             --      --             50
Conversion of note payable into
  shares of Class A preferred
  stock............................      83,333       --             --       --             --      --            100
Issuance of Class B preferred stock
  and warrants, net of $15 issuance
  costs............................          --       --      1,142,857        1             --      --          1,585
Offering costs in connection with
  Series C redeemable preferred
  stock............................          --       --             --       --             --      --            (10)
Net loss...........................          --       --             --       --             --      --             --
                                     ----------     ----     ----------     ----     ----------     ---       --------
Balance at December 31, 1999.......   2,541,667        3      1,142,857        1      7,092,000       7         12,420
Offering costs in connection with
  Series D redeemable preferred
  stock............................          --       --             --       --             --      --            (79)
Non-cash preferred stock
  dividend.........................          --       --             --       --             --      --         18,000
Issuance of common stock in
  connection with initial public
  offering, net of $3,899 in
  offering costs...................          --       --             --       --      4,000,000       4         28,097
Conversion of all outstanding
  convertible preferred stock in
  connection with initial public
  offering.........................  (2,541,667)      (3)    (1,142,857)      (1)    17,962,273      18         36,976
Issuance of common stock upon
  exercise of stock options and
  warrants.........................          --       --             --       --        595,984       1            833
Issuance of common stock in
  connection with Employee Stock
  Purchase Plan....................          --       --             --       --         25,951      --             51
Issuance of stock options to a
  client...........................          --       --             --       --             --      --            534
Issuance of common stock and
  options in connection with
  HumanClick acquisition...........          --       --             --       --      4,238,405       4          9,139
Deferred stock based compensation,
  net of forfeitures...............          --       --             --       --             --      --         12,871
Deferred stock based compensation
  assumed in connection with
  HumanClick acquisition...........          --       --             --       --             --      --            272
Acceleration of employee stock
  options..........................          --       --             --       --             --      --            666
Amortization of deferred
  compensation, net of
  forfeitures......................          --       --             --       --             --      --             --
Net loss...........................          --       --             --       --             --      --             --
                                     ----------     ----     ----------     ----     ----------     ---       --------
Balance at December 31, 2000.......          --     $ --             --     $ --     33,914,613     $34       $119,780
                                     ==========     ====     ==========     ====     ==========     ===       ========


                                       DEFERRED      ACCUMULATED
                                     COMPENSATION      DEFICIT       TOTAL
                                     -------------   ------------   --------
Balance at December 31, 1997.......    $     --        $    (36)    $    (35)
Issuance of stock options in lieu
  of payment for services..........          --              --           25
Net loss...........................          --             (20)         (20)
                                       --------        --------     --------
Balance at December 31, 1998.......          --             (56)         (30)
Issuance of stock options in lieu
  of payment for services..........          --              --          978
Issuance of stock options to
  employees below fair market
  value............................      (6,233)             --           --
Amortization of deferred
  compensation.....................       1,589              --        1,589
Issuance of stock options to a
  client...........................          --              --          566
Issuance of Class A preferred stock
  and warrants.....................          --              --        2,902
Issuance of Class A preferred stock
  in lieu of payment for
  services.........................          --              --           50
Conversion of note payable into
  shares of Class A preferred
  stock............................          --              --          100
Issuance of Class B preferred stock
  and warrants, net of $15 issuance
  costs............................          --              --        1,586
Offering costs in connection with
  Series C redeemable preferred
  stock............................          --              --          (10)
Net loss...........................          --          (9,777)      (9,777)
                                       --------        --------     --------
Balance at December 31, 1999.......      (4,644)         (9,833)      (2,046)
Offering costs in connection with
  Series D redeemable preferred
  stock............................          --              --          (79)
Non-cash preferred stock
  dividend.........................          --         (18,000)          --
Issuance of common stock in
  connection with initial public
  offering, net of $3,899 in
  offering costs...................          --              --       28,101
Conversion of all outstanding
  convertible preferred stock in
  connection with initial public
  offering.........................          --              --       36,990
Issuance of common stock upon
  exercise of stock options and
  warrants.........................          --              --          834
Issuance of common stock in
  connection with Employee Stock
  Purchase Plan....................          --              --           51
Issuance of stock options to a
  client...........................          --              --          534
Issuance of common stock and
  options in connection with
  HumanClick acquisition...........          --              --        9,143
Deferred stock based compensation,
  net of forfeitures...............     (12,871)             --           --
Deferred stock based compensation
  assumed in connection with
  HumanClick acquisition...........        (272)             --           --
Acceleration of employee stock
  options..........................          --              --          666
Amortization of deferred
  compensation, net of
  forfeitures......................      11,915              --       11,915
Net loss...........................          --         (43,334)     (43,334)
                                       --------        --------     --------
Balance at December 31, 2000.......    $ (5,872)       $(71,167)    $ 42,775
                                       ========        ========     ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      2000            1999           1998
                                                                   ----------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $  (43,334)      $(9,777)         $(20)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Non-cash compensation expense, net......................           13,304         2,703            25
    Depreciation............................................            2,316            98            --
    Amortization of goodwill and other intangibles..........              619            --            --
    Amortization of gain on sale-leaseback..................              (65)           --            --
    Provision for doubtful accounts.........................              527            85            15
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF
  ACQUISITION:
  Accounts receivable.......................................           (1,333)         (540)           (8)
  Prepaid expenses and other current assets.................              327          (597)           --
  Security deposits.........................................              419          (487)           --
  Accounts payable..........................................             (673)        1,759           (23)
  Accrued expenses..........................................              287           634            30
  Deferred revenue..........................................              730           161            --
  Deferred rent.............................................              304            --            --
                                                                   ----------       -------          ----
      Net cash used in operating activities.................          (26,572)       (5,961)           19
                                                                   ----------       -------          ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, including capitalized
    software................................................          (14,841)       (2,555)           --
  Proceeds from sale-leaseback of property and equipment....            2,721            --            --
  Purchase of marketable securities available-for-sale......          (40,802)           --            --
  Sale of marketable securities available-for-sale..........           39,802            --            --
  Purchase of restricted cash...............................           (2,000)           --            --
  Cash acquired in HumanClick acquisition...................              150            --            --
                                                                   ----------       -------          ----
      Net cash used in investing activities.................          (14,970)       (2,555)           --
                                                                   ----------       -------          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock related to
    initial public offering.................................           28,101            --            --
  Net proceeds from issuance of Series A, B, C and D
    preferred stock and warrants to acquire common stock....           17,921        23,468            --
  Proceeds from issuance of common stock in connection with
    the exercise of warrants and options....................              834            --            --
  Proceeds from issuance of common stock in connection with
    Employee Stock Option Plan..............................               51            --            --
  Deferred offering costs...................................              140          (140)           --
  Proceeds from issuance of note payable....................               --            --           100
  Due to (from) officer.....................................               --            25           (22)
                                                                   ----------       -------          ----
      Net cash provided by financing activities.............           47,047        23,353            78
                                                                   ----------       -------          ----
      Net increase in cash and cash equivalents.............            5,505        14,837            97
  Cash and cash equivalents at the beginning of the year....           14,944           107            10
                                                                   ----------       -------          ----
  Cash and cash equivalents at the end of the year..........       $   20,449       $14,944          $107
                                                                   ==========       =======          ====
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest................................................       $       33       $     1          $ --
    Income taxes............................................               --            --            --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Common stock and options issued for net assets of
    HumanClick business acquired............................            9,415            --            --
  Conversion of convertible preferred stock into common
    stock...................................................           36,990            --            --
  Conversion of notes payable into Series A preferred
    stock...................................................               --           100            --

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    (A) SUMMARY OF OPERATIONS

    LivePerson, Inc. (the "Company" or "LivePerson") was incorporated in the State of Delaware in 1995 under the name of Sybarite Interactive Inc. The Company, which commenced operations in 1996, changed its name to Live
Person, Inc. in January 1999 and to LivePerson, Inc. in March 2000. The Company is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.

    The Company's primary revenue source is from the sale of the LivePerson services, which is conducted within one operating segment. Prior to November 1998, when the LivePerson services were introduced, the Company provided services primarily related to Web-based community programming and media design.

    (B) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

    (C) USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill and other intangible assets, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

    (D) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid securities, with original maturities of three months or less when acquired, to be cash equivalents.

    (E) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

    (F) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, including fixed assets and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value. Assets to be disposed of are the lower of the carrying value or fair value less costs to sell.

    (G) MARKETABLE SECURITIES

    The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have a readily determinable fair market value. All marketable securities must be classified as one of the following: held-to-maturity, available for sale or trading securities. The Company's marketable securities consist of available-for-sale securities. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity (deficit).

    Realized gains and losses are computed on the basis of the specific identification method. Realized gains and losses and unrealized declines in value judged to be other-than temporary, are included in other income, net. The cost of available-for-sale securities sold are based on the specific identification method and interest earned is included in interest income.

    For the years ended December 31, 2000, 1999 and 1998, the Company did not recognize any material gains or losses upon the sale of securities. At
December 31, 2000, the fair value of the Company's available-for-sale securities approximated cost and unrealized gains and losses were not material.

    (H) RESTRICTED CASH AND LETTERS OF CREDIT

    The Company is contingently liable under standby letters of credit totaling approximately $2,300 at December 31, 2000. These letters of credit relate to the Company's office-space leases which are fully secured by certificates of deposits held by the Company. Management does not expect any material losses to result from these off-balance-sheet instruments. The fair value of these instruments is zero. At December 31, 2000, long-term restricted cash of $2,000 consisted of a security deposit held in a certificate of deposit in connection with the lease of the Company's principal executive offices.

    (I) REVENUE RECOGNITION

    Prior to November 1998, when the LivePerson services were introduced, the Company generated revenue from services primarily related to Web-based community programming and media design. Revenues from such services were recognized upon completion of the project, provided that no significant Company obligations remained and collection of the resulting receivable was probable. As of December 31, 1999, the Company no longer generated any revenues from these services.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) During 1998, the Company began offering the LivePerson services. The
LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. The Company charges an initial non-refundable set-up fee as well as a monthly fee for each operator access account ("seat") using the LivePerson services.

    The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company's current estimate of the expected term of a client relationship. This estimate may change in the future. The Company does not charge an additional set-up fee if an existing client adds more seats. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer.

    The Company also records revenue based upon a monthly fee charged for each seat using the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty.

    The Company also generates revenue from web hosting and call center referrals. The Company recognizes commissions based on revenue generated from these referrals upon notification from the other party of sales attributable to LivePerson. To date, revenues from commissions have not been material.

    Professional services revenue consists of training provided to customers. Revenue is recognized when services are provided and collection of the resulting receivable is probable. During 2000, revenue from professional services was $195.

    (J) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    (K) ADVERTISING COSTS

    The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $4,497, $1,935 and $1 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (L) FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend, in part, upon the emergence of the Internet as a commerce medium, prospective product development efforts and the acceptance of the Company's solutions by the marketplace.

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and restricted cash which approximate fair value at December 31, 2000 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents and restricted cash with quality financial institutions and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

    The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations. Concentrations of credit risk are limited due to the Company's large number of customers. The Company's client base is concentrated among dedicated Internet companies, Fortune 1000 companies and other companies with commercial Web sites.

    The Company has not experienced any significant credit loss to date. No single customer accounted for or exceeded 10% of revenues in 2000, 1999 or 1998 or 10% of accounts receivable in 2000 or 1999.

    (M) STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans."

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (N) BASIC AND DILUTED NET LOSS PER SHARE

    The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share ("EPS")," and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 20,229 shares of common stock in the calculation of basic and diluted net loss attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

    Diluted net loss per common share for the years ending December 31, 2000, 1999 and 1998 does not include the effects of options to purchase 7,669,553, 3,612,345 and 197,100 shares of common stock, respectively, warrants to purchase 457,030, 718,749 and 0 shares of common stock, respectively, and an aggregate of 0, 13,225,431 and 0 shares of convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

    (O) STOCK SPLITS

    Effective January 20, 1999, the Company authorized and implemented a 10-for-1 split of shares of the Company's common stock in the form of a common stock dividend. Accordingly, all common share and per common share information, warrants and options in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

    Effective March 8, 2000, the Company authorized and implemented a 3-for-2 split of shares of the Company's common stock in the form of a common stock dividend. Accordingly, all common share and per common share information, warrants and options in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

    (P) SEGMENT REPORTING

    The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

    (Q) COMPREHENSIVE LOSS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires the Company to report in its consolidated financial statements, in addition to its net income (loss), comprehensive income
(loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no material differences between the Company's comprehensive loss and its net loss for all periods presented.

    (R) COMPUTER SOFTWARE

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $3,952 as of December 31, 2000 and $635 as of December 31, 1999.

    (S) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other purchased intangible assets are stated net of accumulated amortization of $619 at December 31, 2000. Goodwill and other purchased intangible assets are being amortized on a straight-line basis over the expected period of benefit of three years.

    (T) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

    (U) DEFERRED RENT

    The Company records rent expense on a straight line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability. Rent expense charged to operations for the year ended December 31, 2000 exceeded actual rental payments by $304.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (V) PRODUCT DEVELOPMENT COSTS

    The Company accounts for product development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant. Through December 31, 2000, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

    (W) FOREIGN CURRENCY TRANSLATION

    Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity (deficit). Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was insignificant for the year ended December 31, 2000.

    (X) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company in the fourth quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement did not impact the Company's historical financial statements as it currently does not use derivative instruments.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies are consistent with SAB No. 101; accordingly, its implementation did not have a significant effect on the Company's results of operations.

    In March 2000, the EITF reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has applied the guidance as described by Issue 00-2 for the year ended December 31, 2000, noting no material impact on its results of operations.

    FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of FIN No. 44 on July 1, 2000 did not have a material effect on the Company's results of operations.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) ACQUISITIONS

    On October 12, 2000, the Company acquired HumanClick Ltd., a private company organized under the laws of the State of Israel ("HumanClick"). The functional currency for HumanClick is the U.S. dollar. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of HumanClick were included in the Company's consolidated results of operations from the date of acquisition. In connection with the transaction, LivePerson assumed HumanClick's outstanding stock options which remain outstanding as options to purchase shares of LivePerson's common stock.

    The purchase price was $9,656, which included the issuance of 4,238,405 shares of the Company's common stock valued at $9,143 and acquisition costs of $241. Of the 4,238,405 shares issued, 1,564,298 are subject to a repurchase option by the Company if two of the former shareholders of HumanClick are no longer employed by HumanClick under certain circumstances prior to October 12, 2003. The price pursuant to which the Company may repurchase such shares is equal to the lesser of the 30-day average price per share of the Company's common stock prior to the termination of employment, and $7 per share. One-third of the stock subject to the repurchase option shall be released from the Company's purchase option on each of October 12, 2001, 2002 and 2003. In addition, options to purchase shares of HumanClick's common stock were exchanged for options to purchase approximately 262,000 shares of the Company's common stock. The fair value of the options, amounting to $265, was included in the purchase price. This amount excludes the intrinsic value of the unvested options at the date of acquisition, amounting to $272, which was also included in the purchase price; however, such amount was allocated to deferred compensation in accordance with FIN No. 44 and is being amortized over the remaining vesting periods.

    Of the purchase price, $474 was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $8,910 was allocated to goodwill and intangible assets and is being amortized on a straight-line basis over an expected period of benefit of three years.

    The allocation of the purchase price in connection with the HumanClick acquisition is as follows:

Current assets, primarily receivables.......................   $  627
Property and equipment......................................       95
Goodwill and other intangible assets........................    8,910
Liabilities assumed, net....................................     (248)
Deferred compensation.......................................      272
                                                               ------
                                                               $9,656
                                                               ======

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) ACQUISITIONS (CONTINUED)

    The following unaudited pro forma consolidated financial information gives effect to the acquisition of HumanClick, as if the acquisition occurred on June 24, 1999 (HumanClick's date of inception), by consolidating the results of operations of HumanClick with the results of the Company for the years ended December 31, 2000 and 1999. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                                              DECEMBER 31,
                                                        ------------------------
                                                           2000          1999
                                                           ----          ----
Revenues..............................................  $     6,279   $      576

Net loss attributable to common stockholders..........  $   (65,012)  $  (12,990)

Net loss per share-basic and diluted..................  $     (2.33)  $    (1.41)

Weighted average basic and diluted shares
  outstanding.........................................   27,856,813    9,221,317

                                LIVEPERSON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) BALANCE SHEET COMPONENTS

    PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Computer equipment and software............................  $11,528     $2,367
Furniture, equipment and building improvements.............    3,509        188
                                                             -------     ------
                                                              15,037      2,555

Less accumulated depreciation..............................    2,154         98
                                                             -------     ------
  Total....................................................  $12,883     $2,457
                                                             =======     ======

    ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Professional services and consulting fees...................   $  244      $327
Sales commissions...........................................      426        68
Equipment lease payments....................................      557        --
Employee stock purchase plan payable........................       43        --
Payroll and related costs...................................      126       227
Other.......................................................       50        67
                                                               ------      ----
  Total.....................................................   $1,446      $689
                                                               ======      ====

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) CAPITALIZATION

    The Company had 30,000,000 shares of common stock authorized and 9,000,000 shares of preferred stock authorized as of December 31, 1999. On January 27, 2000, the Company increased the number of its authorized shares of common stock to 35,000,000 and the number of its authorized shares of preferred stock to 12,274,852. On March 8, 2000, the Company increased the number of its authorized shares of common stock to 100,000,000. Upon the closing of the initial public offering of the Company's common stock (the "IPO") on April 12, 2000, the Company filed an amended and restated certificate of incorporation that authorized 5,000,000 shares of undesignated preferred stock.

    In January 1999, the Company issued 2,500,000 shares of series A convertible preferred stock ("Series A") in a private placement and warrants to purchase up to 468,749 shares of common stock at an offering price of $1.20 per Series A share and $0.001 per warrant share. Total proceeds amounted to $2,902. The warrants are exercisable at a price of $1.60 per common share and have a term of 5 years. As part of the Series A private placement, a $100 note payable, originally issued in 1998, was converted into 83,333 shares of Series A preferred stock.

    In January 1999, the Company issued an additional 41,667 shares of Series A to a financial advisor in exchange for services. The Company recorded compensation expense of $50 in connection with the issuance of the shares at $1.20 per share.

    In May 1999, the Company issued 1,142,857 shares of series B convertible preferred stock ("Series B") in a private placement and warrants to purchase up to 250,000 shares of common stock at an offering price of $1.40 per Series B share and $0.001 per warrant share. The warrants are exercisable at a price of $1.60 per common share and have a term of 5 years. Total proceeds, net of offering costs of $15, amounted to $1,586.

    In July 1999, the Company issued 5,132,433 shares of series C redeemable convertible preferred stock ("Series C") in a private placement at $3.70 per share. Total proceeds, net of offering costs of $10, amounted to $18,980. Such stock was redeemable at $3.70 per share at the option of the holder. Thirty-three percent of such shares were subject to mandatory redemption beginning on July 19, 2004, an additional 17% on July 19, 2005 and the remaining 50% on July 19, 2006.

    In January 2000, the Company issued an aggregate of 3,157,895 shares of series D redeemable convertible preferred stock ("Series D") at $5.70 per share. Total proceeds to the Company, net of offering costs of $100, amounted to $17,900. Such stock was redeemable at $5.70 per share at the option of the holder. The difference between the price of the Series D on an "as if" converted to common stock basis of $3.80 and $11.70 (the fair value of the common stock on the date of issuance), or $7.90, multiplied by the number of shares of Series D on an "as if" converted to common stock basis represents the intrinsic value of the beneficial conversion feature, which totaled $37,421. However, as the intrinsic value of the beneficial conversion feature is greater than the $18,000 in gross proceeds received from the Series D issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $18,000 of gross proceeds received. The $18,000 beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series D was, at the time it was issued, immediately convertible at the option of the preferred stockholders. The $18,000 non-cash dividend increased the Company's net loss attributable to common stockholders for the year ended December 31, 2000 by the same amount.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) CAPITALIZATION (CONTINUED)
    On April 6, 2000, the SEC declared effective the Company's Registration Statement on Form S-1. Pursuant to this Registration Statement, the Company completed its initial public offering of 4,000,000 shares of its common stock at an offering price of $8.00 per share. Net proceeds to the Company totaled $28,101.

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

    On October 12, 2000, the Company issued 4,238,405 shares of common stock in connection with its acquisition of HumanClick (see note 2).

    The Company issued common stock warrants in connection with the issuance of the Series A and the Series B. The details of such warrants issued are as follows:

                                                          EXERCISE PRICE
                                  FINANCING   NUMBER OF     PER COMMON
DATE OF ISSUE                       ROUND     WARRANTS        SHARE          TERM
-------------                     ---------   ---------   --------------   --------

January 1999....................  Series A     468,749        $1.60        5 years

May 1999........................  Series B     250,000        $1.60        5 years

    Of these, during the year ended December 31, 2000, warrants to purchase 261,719 shares of common stock at an exercise price of $1.60 per share were exercised.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS

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

    In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance of which 25,951 shares were issued in 2000.

    A summary of the Company's stock option activity and weighted average exercise prices is as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ----------   --------------
Options outstanding at December 31, 1997....................          --           --
Options granted.............................................     197,100        $0.67
Options cancelled...........................................          --           --
                                                              ----------        -----
Options outstanding at December 31, 1998....................     197,100        $0.67
Options granted.............................................   3,496,245        $1.37
Options cancelled...........................................     (81,000)       $0.94
                                                              ----------        -----
Options outstanding at December 31, 1999....................   3,612,345        $1.33
Options granted/assumed.....................................   5,730,727        $3.62
Options exercised...........................................    (334,265)       $1.25
Options cancelled...........................................  (1,339,255)       $3.00
                                                              ----------        -----
Options outstanding at December 31, 2000....................   7,669,553        $2.76
                                                              ==========        =====
Options exercisable at December 31, 1999....................     479,960        $1.09
                                                              ==========        =====
Options exercisable at December 31, 2000....................   1,932,288        $2.26
                                                              ==========        =====

    The Company applies APB No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's net loss attributable to common stockholders for each year is

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS (CONTINUED)
presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
Net loss attributable to common stockholders:
  As reported............................................  $(61,334)  $ (9,777)   $  (20)
                                                           ========   ========    ======
  Pro forma..............................................  $(62,608)  $(12,259)   $  (28)
                                                           ========   ========    ======
Basic and diluted net loss per common share:
  As reported............................................  $  (2.50)  $  (1.38)   $ 0.00
                                                           ========   ========    ======
  Pro forma..............................................  $  (2.55)  $  (1.73)   $(0.01)
                                                           ========   ========    ======

    The resulting effect on the pro forma net loss attributable to common stockholders disclosed for the years ended December 31, 2000, 1999 and 1998 is not likely to be representative of the effects on the net loss on a pro forma basis in future years, because the pro forma results include the impact of only one period of grants and related vesting, while subsequent years will include additional grants and vesting.

    The per share weighted average fair value of stock options granted during 2000, 1999 and 1998, was $5.51, $1.40 and $0.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: dividend yield of zero percent for all years, risk-free interest rates of 6.3%, 6.0% and 5.4%, respectively and expected life of 5 years for all years. As permitted under the provisions of SFAS No. 123 and based on the historical lack of a public market for the Company's stock, no factor for volatility has been reflected in the option pricing calculation for 1999 and 1998. During 2000, the Company used a volatility factor of 122.3%.

    During December 1998, the Company granted options to purchase 93,750 shares of common stock at an exercise price of $0.67 per share, the then fair market value of the Company's common stock, to a consultant for services performed. These options are exercisable for a period of 5 years. The Company recorded an expense of $25 in connection with the issuance of the fully vested options using a Black-Scholes pricing model using a volatility factor of 40%.

    During April 1999, the Company granted options to purchase an aggregate of 64,260 shares of common stock at an exercise price of $0.67 per share, to four consultants for services performed. These options are exercisable for a period of 10 years. The Company recorded an expense of $32 in connection with the issuance of the fully vested options using a Black-Scholes pricing model using a volatility factor of 50% and a deemed fair value of $1.08 per share.

    During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement to provide the LivePerson service to the client for two years. The Company is receiving subscription revenue from the client over

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS (CONTINUED)
the two-year period based on the number of seats the client is using. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by the client met certain targets. The option had no minimum revenue guarantee. The option was exercisable for a period of 3 years from the date of grant. The Company accounted for this option in accordance with Emerging Issues Task Force Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company's common stock as of each balance sheet date. The value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current fair value. This cost was amortized ratably over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable. The $566 value ascribed to the option reflects the market value at December 31, 1999. As a result, the Company amortized $86 of the deferred cost as of December 31, 1999, of which $24 was offset against the $27 of revenue recognized from the client. The remaining $62 constituted sales and marketing expense, all of which was recorded in the fourth quarter of 1999 and is included in non-cash compensation expense in the Company's 1999 statement of operations.

    In February 2000, the Company amended the option agreement whereby the option became fully vested and immediately exercisable. The client exercised the option in May 2000. However, the client is precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets are met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which is being ratably amortized over the remaining service period of approximately fifteen months because the vesting of the options does not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 is being recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded on a quarterly basis as sales and marketing expense which is included in non-cash compensation expense in the Company's statement of operations. The Company amortized $723 of the deferred cost during the year ended December 31, 2000, of which $59 was offset against the $59 of revenue recognized from the client. The remaining $664 of sales and marketing expense is included in non-cash compensation expense in the Company's 2000 statement of operations.

    During 2000 and 1999, the Company granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of $18,241 and $6,233, respectively, in connection with these options. The aggregate amount of deferred compensation which was recorded in connection with the grant of options and subsequently reversed against paid-in capital in connection with the forfeiture of those options associated with employees who left the Company during the year ended December 31, 2000, approximated $5,370. In 2000, the Company also recorded $272 of deferred compensation relating to the intrinsic value of unvested options assumed by the Company in connection with the HumanClick

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS (CONTINUED)
acquisition. These amounts are presented as deferred compensation within the consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. The Company amortized $11,915 and $1,589 for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of $2,023 in connection with employees who left the Company in 2000. The Company expects to amortize the following amounts of deferred compensation relating to options granted in 1999 and 2000 as follows: 2001-$3,577; 2002-$1,789; and 2003-$506.

    The Company recorded an additional $666 of non-cash compensation expense during 2000 in connection with the vesting of options pursuant to employee severance agreements.

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------       --------------------------------
                                                  WEIGHTED
                                                  AVERAGE               WEIGHTED                               WEIGHTED
                              NUMBER             REMAINING              AVERAGE             NUMBER             AVERAGE
EXERCISE PRICE              OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       OUTSTANDING       EXERCISE PRICE
--------------              -----------       ----------------       --------------       -----------       --------------
    $0.00-$ 1.00             1,573,640              6.16                  $0.69              808,565             $0.69
    $1.01-$ 2.00             3,335,934              8.80                  $1.91              631,436              1.90
    $2.01-$ 5.00             1,652,782              9.21                  $2.99              216,563              3.53
    $5.01-$11.00             1,107,197              9.35                  $7.90              275,725              6.71
                             ---------                                    -----            ---------             -----
                             7,669,553                                    $2.76            1,932,288             $2.26
                             =========                                    =====            =========             =====

    The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------       --------------------------------
                                                  WEIGHTED
                                                  AVERAGE               WEIGHTED                               WEIGHTED
                              NUMBER             REMAINING              AVERAGE             NUMBER             AVERAGE
EXERCISE PRICE              OUTSTANDING       CONTRACTUAL LIFE       EXERCISE PRICE       OUTSTANDING       EXERCISE PRICE
--------------              -----------       ----------------       --------------       -----------       --------------
        $0.67                1,241,010              8.95                 $0.67              329,960              $0.67
        $0.80                  588,960              4.24                 $0.80                   --                 --
        $1.60                   94,500              2.38                 $1.60                   --                 --
        $2.00                1,687,875              9.79                 $2.00              150,000               2.00
                             ---------                                   -----              -------              -----
                             3,612,345                                   $1.33              479,960              $1.09
                             =========                                   =====              =======              =====

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6)  COMMITMENTS AND CONTINGENCIES

    The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 2000, 1999 and 1998 were approximately $2,988, $311 and $26 respectively.

    Future minimum lease payments under operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

                                                              OPERATING
YEAR ENDING DECEMBER 31,                                       LEASES
------------------------                                      ---------
2001........................................................   $ 4,591
2002........................................................     4,382
2003........................................................     3,281
2004........................................................     3,373
2005........................................................     3,118
Thereafter..................................................    15,993
                                                               -------
  Total minimum lease payments..............................   $34,738
                                                               =======

    In the first quarter of 2000, the Company entered into three additional leases for office space. The lease for the Company's San Francisco office space, entered into in February 2000, provides for annual aggregate payments of $329. The security deposit for this lease is approximately $24. The Company also entered into two subleases in New York City which provided for annual aggregate payments of $238 and $182, respectively. These subleases expired in November 2000. In March 2000, the Company entered into a lease for two floors at a location in New York City. The lease with respect to one floor commenced in April 2000, at a rent of approximately $1,400 per year in the first three years, $1,500 per year in years four through seven and $1,600 per year in years eight through ten. The related security deposit is $2,000 for the first three years, $1,300 for years four through seven and $670 for years eight through ten. At the Company's option, the Company provided the security deposit through a letter of credit (see note 1). The lease term relating to the other floor commences in March 2001, at a rent of approximately $1,500 per year in the first three years, $1,600 per year in years four through seven and $1,700 per year in years eight through ten. The related security deposit will be $2,200 for the first three years, $1,500 for years four through seven and $747 for years eight through ten. During July 2000, the Company entered into an eighteen month lease for certain computer equipment requiring monthly payments of approximately $69.

    In October 2000, the Company entered into a sale-leaseback agreement whereby certain computer equipment was sold and leased back by the Company. The Company received proceeds of $2,700 from the sale. The gain on the sale of $522 was deferred and will be recognized on a straight-line basis over the initial term of the lease. Under the terms of the agreement, the Company will make monthly rental payments of approximately $118 over a two-year lease period. At the expiration of the initial lease term, the Company will have the option of purchasing any and or all units of equipment for an amount equal to the fair market value of such units as of the end of the applicable term. The Company also has the option of entering into a mutually agreeable renewal agreement. The lease-back is being accounted for as an operating lease.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7)  VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                     BALANCE AT    CHARGED TO                 BALANCE AT
                                                    BEGINNING OF   COSTS AND    DEDUCTIONS/     END OF
                                                       PERIOD       EXPENSES    WRITE-OFFS      PERIOD
                                                    ------------   ----------   -----------   ----------
For the year ended December 31, 1998:
  Allowance for doubtful accounts.................       $--          $ 15          $ --         $ 15
                                                         ===          ====          ====         ====
For the year ended December 31, 1999:
  Allowance for doubtful accounts.................       $15          $ 85          $(15)        $ 85
                                                         ===          ====          ====         ====
For the year ended December 31, 2000:
  Allowance for doubtful accounts.................       $85          $527          $(35)        $577
                                                         ===          ====          ====         ====

(8)  INCOME TAXES

    The Company has adopted the cash method of accounting for income tax purposes. There is no provision for federal, state or local income taxes for any periods presented, since the Company has incurred losses since inception. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that, after considering all of the available objective evidence, it is not more likely than not that these assets will be realized.

    At December 31, 2000 and 1999, the Company had approximately $34,400 and $5,600, respectively, of federal net operating loss ("NOL") carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2020. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in the future to offset income upon the occurrence of certain events, including a significant change of ownership. Management has not determined whether a Section 382 change has occurred.

                                LIVEPERSON, INC.

                           DECEMBER 31, 2000 AND 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(8)  INCOME TAXES (CONTINUED)
    The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                                             2000       1999
                                                           --------   --------
Deferred tax assets:
  Net operating loss carry forwards......................  $ 14,808   $ 2,177
  Accounts payable and accrued expenses..................     1,124     1,029
  Deferred revenue.......................................       591        69
  Non-cash compensation..................................     6,634       290
  Plant and equipment....................................        81        --
  Goodwill amortization..................................       217        --
  Other..................................................         3        --
                                                           --------   -------
    Gross deferred tax assets............................    23,458     3,565
    Less: valuation allowance............................   (22,654)   (3,132)
                                                           --------   -------
    Net deferred tax assets..............................       804       433

Deferred tax liabilities:
  Plant and equipment, principally due to differences in
    depreciation.........................................        --        (9)
  Accounts receivable....................................      (502)     (188)
  Prepaid expenses.......................................      (302)     (236)
                                                           --------   -------
    Gross deferred tax liabilities.......................      (804)     (433)
                                                           --------   -------
Net deferred taxes.......................................  $     --   $    --
                                                           ========   =======

(9)  SUBSEQUENT EVENTS (UNAUDITED)

    In the first quarter of 2001, the Company announced restructuring initiatives to streamline its operations, including the consolidation of its two San Francisco Bay area offices and several initiatives to reduce its spending requirements. The restructuring is expected to result in a reduction of the Company's workforce by approximately 90 people by the end of the first quarter 2001. LivePerson expects to record a charge for severance and other related expenses due to the restructuring of approximately $3.0 million in the first quarter of 2001, all of which is expected to be paid by the end of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of LivePerson, and their ages and positions as of March 15, 2001, are:

NAME                                          AGE      POSITION
----                                        --------   --------
Robert P. LoCascio........................     32      Chief Executive Officer and Chairman of
                                                       the Board

Timothy E. Bixby..........................     36      President, Chief Financial Officer,
                                                       Secretary and Director

Richard L. Fields.........................     44      Director

Wycliffe K. Grousbeck.....................     39      Director

Kevin C. Lavan............................     48      Director

Robert W. Matschullat.....................     53      Director

Edward G. Sim.............................     30      Director

    ROBERT P. LOCASCIO has been our Chief Executive Officer and Chairman of our board of directors since our inception in November 1995. In addition, Mr. LoCascio was our President from November 1995 until January 2001.
Mr. LoCascio founded our company as Sybarite Interactive Inc., which developed a community-based web software platform known as TOWN. Before founding Sybarite Interactive, through November 1995, Mr. LoCascio was the founder and Chief Executive Officer of Sybarite Media Inc. (known as IKON), a developer of interactive public kiosks that integrated interactive video features with advertising and commerce capabilities. Mr. LoCascio received a B.B.A. from Loyola College.

    TIMOTHY E. BIXBY has been our Chief Financial Officer since June 1999, our Secretary and a director since October 1999 and our President since March 2001. In addition, Mr. Bixby was an Executive Vice President from January 2000 until March 2001. From March 1999 until May 1999, Mr. Bixby was a private investor. From January 1994 until February 1999, Mr. Bixby was Vice President of Finance for Universal Music & Video Distribution Inc., a manufacturer and distributor of recorded music and video products, where he was responsible for internal financial operations, third party distribution deals and strategic business development. From October 1992 through January 1994, Mr. Bixby was Associate Director, Business Development, with the Universal Music Group. Prior to that, Mr. Bixby spent three years in Credit Suisse First Boston's mergers and acquisitions group as a financial analyst. Mr. Bixby received a M.B.A. from Harvard University and an A.B. from Dartmouth College.

    RICHARD L. FIELDS has been a director since July 1999. Mr. Fields is a Managing Director of the investment banking firm Allen & Company Incorporated, where he has been employed since 1986. Mr. Fields is a director of VoiceStream Wireless Corporation and the Telecommunications Development Fund. Mr. Fields received a J.D. from Harvard University, a M.B.A. from Stanford University and a B.S. from the Massachusetts Institute of Technology.

    WYCLIFFE K. GROUSBECK has been a director since July 1999. Mr. Grousbeck has been a General Partner of Highland Capital Partners, Inc., a venture capital firm, since August 1996 and joined as an Associate in May 1995. Mr. Grousbeck is a director of Atomica Corporation, EXACT Sciences Corporation, NuGenesis Technologies Corporation and PLmarket, Inc. Mr. Grousbeck received a M.B.A. from Stanford University, a J.D. from the University of Michigan and an A.B. from Princeton University.

    KEVIN C. LAVAN has been a director since January 2000. Since October 2000, Mr. Lavan has been serving as an independent consultant to marketing services organizations. From March 1999 until October 2000, Mr. Lavan was an Executive Vice President of Impiric, the direct marketing and customer relationship marketing division of Young & Rubicam Inc. From February 1997 to March 1999, Mr. Lavan was Senior Vice President of Finance at Young & Rubicam. From
January 1995 to February 1997, Mr. Lavan held various positions at Viacom Inc., including Controller, and Chief Financial Officer for Viacom's subsidiary, MTV Networks. Mr. Lavan received a B.S. from Manhattan College.

    ROBERT W. MATSCHULLAT has been a director since March 2000. Since
June 2000, Mr. Matschullat has been a private investor. From October 1995 through May 2000, Mr. Matschullat was Vice Chairman of the board of directors of The Seagram Company Ltd., and also served as Chief Financial Officer of Seagram from October 1995 to December 1999. Previously, he was Managing Director and Head of Worldwide Investment Banking for Morgan Stanley & Co., Inc. and a director of Morgan Stanley Group, Inc., from 1991 through June 1995.
Mr. Matschullat is a director of The Clorox Company. Mr. Matschullat received a M.B.A. and a B.A. from Stanford University.

    EDWARD G. SIM has been a director since January 1999. Since October 1999, Mr. Sim has been a Managing Director of Wit SoundView Ventures Corp. Since April 1998, Mr. Sim has also been a member of DT Advisors LLC, the managing entity of the Dawntreader Funds group of Wit SoundView Ventures. From
April 1996 to April 1998, Mr. Sim was an Associate with Prospect Street Ventures, a New York venture capital firm, and from May 1994 to April 1996, he was a member of the Structured Derivatives Group at J.P. Morgan Investment Management Inc. Mr. Sim is a director of Atomica Corporation,
Expertcity.com, inc., MaterialNet, Inc., Metapa Inc. and Moreover.com, Inc. Mr. Sim received an A.B. from Harvard University.

COMPOSITION OF THE BOARD OF DIRECTORS

    Our board of directors is divided into three classes, each of whose members serve for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in that class are elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Our board of directors has resolved that Mr. Fields and Mr. Sim are Class I Directors whose terms expire at the 2001 annual meeting of stockholders.
Mr. Grousbeck and Mr. Bixby are Class II Directors whose terms expire at the 2002 annual meeting of stockholders. Messrs. Lavan, Matschullat and LoCascio are Class III Directors whose terms expire at the 2003 annual meeting of stockholders. With respect to each class, a director's term will be subject to the election and qualification of their successors, or their earlier death, resignation or removal. Our existing directors were elected or appointed pursuant to the terms of an agreement among our stockholders. This agreement terminated upon the initial public offering of our common stock.

BOARD COMMITTEES

    The Audit Committee of our board of directors reviews, acts on and reports to our board of directors with respect to various auditing and accounting matters, including the recommendations of our independent auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of our auditors and our accounting practices. The members of the Audit Committee are Mr. Fields, Mr. Lavan and Mr. Sim.

    The Compensation Committee of our board of directors recommends, reviews and oversees the salaries, benefits and stock option plans for our employees, consultants, directors and other individuals whom we compensate. The Compensation Committee also administers our compensation plans. The members of the Compensation Committee are Mr. Fields, Mr. Grousbeck and Mr. Lavan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The members of our board of directors, our executive officers and persons who hold more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based upon a review of
(i) the copies of Section 16(a) reports which LivePerson has received from such persons or entities for transactions in our common stock and their common stock holdings for the fiscal year ended December 31, 2000, and (ii) the written representations received from one or more of such persons or entities that no annual Form 5 reports were required to be filed by them for the fiscal year ended December 31, 2000, LivePerson believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation earned for all services rendered to us in all capacities in the fiscal years ended December 31, 2000 and 1999 by our Chief Executive Officer and our four most highly compensated executive officers other than our Chief Executive Officer, who served as executive officers at the end of 2000 and who earned more than $100,000 in 2000, or who would be listed below under such criteria but for the fact that that the individual was not serving as an executive officer at the end of 2000. The Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer listed below are referred to as the "Named Executive Officers" in this Item 11 and in Item 12.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM             OTHER
                                                                                   COMPENSATION AWARDS     COMPENSATION
                                                          ANNUAL COMPENSATION     ----------------------   ------------
                                                         ----------------------         SECURITIES
NAME AND PRINCIPAL POSITION                     YEAR     SALARY ($)   BONUS ($)   UNDERLYING OPTIONS (#)   COMMISSIONS
---------------------------                   --------   ----------   ---------   ----------------------   ------------
Robert P. LoCascio.........................     2000       185,650     50,000                 --                   --
  Chief Executive Officer                       1999       125,000     50,000                 --                   --

Dean Margolis(1)...........................     2000       159,164         --            600,000                   --
  Chief Operating Officer                       1999            --         --                 --                   --

Timothy E. Bixby...........................     2000       172,740     35,000            300,000                   --
  Chief Financial Officer                       1999        73,231         --            300,000                   --

Scott E. Cohen(2)..........................     2000       185,000     50,000            240,000              278,638
  Executive Vice President, Worldwide           1999       138,250         --            588,960                   --
  Sales and Strategic Alliances

James L. Reagan(3).........................     2000       165,000     60,000            400,000                   --
  Chief Technology Officer                      1999            --         --                 --                   --

--------------------------

(1) Mr. Margolis joined the Company in January 2000 and left the Company in January 2001.

(2) Mr. Cohen joined the Company in March 1999 and left the Company in February 2001.

(3) Mr. Reagan joined the Company in January 2000 and left the Company in November 2000.

            OPTION GRANTS IN THE FISCAL YEAR ENDED DECEMBER 31, 2000

    The following table sets forth information regarding exercisable and unexercisable stock options granted to each of the Named Executive Officers in the last fiscal year. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 31, 2000. Potential realizable values are computed by (1) multiplying the number of shares of common stock subject to a given option by the market price or assumed fair market value on the date of grant, (2) assuming that the aggregate stock value derived from that calculation compounds annually for the entire term of the option and
(3) subtracting from that result the aggregate option exercise price.

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                      AT ASSUMED ANNUAL RATES OF
                                                                                                       STOCK PRICE APPRECIATION
                                                    INDIVIDUAL GRANTS                                    FOR OPTION TERM (2)
                           --------------------------------------------------------------------   ----------------------------------
                           NUMBER OF    PERCENT OF TOTAL              MARKET PRICE
                           SECURITIES       OPTIONS        EXERCISE     ON DATE
                           UNDERLYING      GRANTED TO      OR BASE      OF GRANT
                            OPTIONS       EMPLOYEES IN      PRICE        ($/SH)      EXPIRATION      0%          5%          10%
NAME                       GRANTED(#)    FISCAL YEAR(%)     ($/SH)        (1)           DATE         ($)         ($)         ($)
----                       ----------   ----------------   --------   ------------   ----------   ---------   ---------   ----------
Robert P. LoCascio.......        --            --               --           --             --           --          --           --

Dean Margolis(3).........   510,000           9.0             3.33        13.00        1/28/10    4,931,700   9,101,271   15,498,213
                             90,000           1.6           1.9375       1.9375       10/20/10           --     109,664      277,909

Timothy E. Bixby(4)......    75,000           1.3             3.33        13.00        1/28/10      725,250   1,338,422    2,279,149
                            225,000           4.0           1.9375       1.9375       10/20/10           --     274,159      694,772

Scott E. Cohen(5)........   240,000           4.2             6.67        13.00         3/7/10    1,519,200   3,481,351    6,491,676

James L. Reagan(6).......   300,000           5.3             2.00        10.65        1/10/10    2,595,000   4,604,318    7,687,007
                            100,000           1.8           1.9375       1.9375       10/20/10           --     121,848      308,788

------------------------------

(1) Each price per share listed in this column for grants before our initial public offering of common stock on April 7, 2000 is the deemed fair market value of the common stock on the date of grant. From January 1, 2000 to January 27, 2000, the deemed fair market value of our common stock was $10.65 per share. From January 28, 2000 to April 6, 2000, the deemed fair market value of our common stock was $13.00 per share.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the market price or assumed fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock. The amounts reflected in the table may not necessarily be achieved. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results" elsewhere in this Report on Form 10-K.

(3) Mr. Margolis left the Company in January 2001. Twenty-five percent of
    Mr. Margolis's option to purchase up to 510,000 shares was vested at the date of his resignation and pursuant to the terms of his employment agreement, this 25% and an additional 25%, which will continue to vest under the option's original vesting schedule, will remain exercisable until the option's original expiration date. One-twelfth of Mr. Margolis's option to purchase up to 90,000 shares was vested at the date of his resignation and pursuant to the terms of his employment agreement, this 8.33% and an additional 16.66%, which will continue to vest under the option's original vesting schedule, will remain exercisable until the option's original expiration date.

(4) Twenty-five percent of Mr. Bixby's option to purchase up to 75,000 shares vested on July 1, 2000 and the remainder will vest in three equal installments on each anniversary thereof. One-twelfth of Mr. Bixby's option to purchase up to 225,000 shares vested on January 1, 2001 and the remainder will vest in 11 equal installments on a quarterly basis thereafter.

(5) Mr. Cohen left the Company in February 2001. Mr. Cohen's option to purchase up to 240,000 shares was completely exercisable at the date of his departure and will remain exercisable until its original expiration date.

(6) Mr. Reagan left the Company in November 2000. Pursuant to the terms of Mr. Reagan's employment agreement, 25% of each of his options to purchase up to 300,000 shares and 100,000 shares will continue to vest under the options' original vesting schedules and will remain exercisable until the options' original expiration dates.

                 AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR
               ENDED DECEMBER 31, 2000 AND YEAR-END OPTION VALUES

    The following table provides certain summary information concerning stock options held at December 31, 2000 by each of the Named Executive Officers. No options were exercised during fiscal 2000 by any of the Named Executive Officers. The value of the unexercised in-the-money options at December 31, 2000 is based on the market value of our common stock at December 31, 2000, less the exercise price of the option, multiplied by the number of shares underlying the option.

                                                    NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                                  AT DECEMBER 31, 2000 (#)            AT DECEMBER 31, 2000 ($)(1)
                                              ---------------------------------      ------------------------------
NAME                                          EXERCISABLE         UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----                                          -----------         -------------      -----------      -------------
Robert P. LoCascio......................              --                   --              --                --

Dean Margolis...........................         127,500              472,500              --                --

Timothy E. Bixby........................          93,750              506,250          19,870            59,611

Scott E. Cohen..........................         534,480              294,480          77,301            77,301

James L. Reagan.........................              --                   --              --                --

------------------------

(1) The last quoted bid price of our common stock on the Nasdaq National Market on the last trading day of the fiscal year ended December 31, 2000 was $1.0625 per share.

DIRECTOR COMPENSATION

    Directors who are also our employees receive no additional compensation for their services as directors. Directors who are not our employees will not receive a fee for attendance in person at meetings of the board of directors or committees of the board of directors, but they will be reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings. Non-employee directors will be granted options to purchase 15,000 shares of our common stock upon their election to the board of directors. In addition, non-employee directors will be granted options to purchase 5,000 shares of our common stock on the date of each annual meeting of stockholders. At the completion of our initial public offering of common stock in April 2000, we granted options to purchase 15,000 shares of our common stock to each of Messrs. Fields, Grousbeck, Lavan and Sim, at an exercise price of $8.00 per share (equal to the price of our common stock in the offering), which options vest one year from the date of the grant. In addition, at the completion of the initial public offering, we granted an option to purchase 30,000 shares of our common stock to Mr. Matschullat at an exercise price of $8.00 per share, 15,000 of which vest one year from the date of grant and 15,000 of which will vest in equal installments over the next three years.

EMPLOYMENT AGREEMENTS

    Robert P. LoCascio, our Chief Executive Officer, is employed pursuant to an employment agreement entered into as of January 1, 1999. After its initial term, which expires on January 1, 2002, our agreement with Mr. LoCascio will extend automatically for one-year terms on each of January 1, 2002 and January 1, 2003, unless either we or Mr. LoCascio gives notice not to extend the term of the agreement. Pursuant to the agreement, Mr. LoCascio is entitled to receive an annual base salary of not less than $125,000, plus an annual discretionary bonus of up to $50,000, determined by our board based upon achievement of performance objectives. Our board raised Mr. LoCascio's annual salary to $185,000, effective April 2000. If Mr. LoCascio is terminated by us without cause or following a material change or diminution in his duties, a reduction in his salary or bonus, or if we are sold or following a change in control of our company, or if we relocate him to a location outside the New York metropolitan area, we must pay him an amount equal to the amount of his salary for the 12 months following the date of termination, and the pro rata portion of the bonus he would have been entitled to receive for the fiscal year in which the termination occurred. These amounts are payable in three monthly installments beginning 30 days after his termination. Pursuant to the agreement, for a period of one year from the date of termination of Mr. LoCascio's employment, he may not directly or indirectly compete with us, including, but not limited to, being employed by any business which competes with us, or otherwise acting in a manner intended to advance an interest of a competitor of ours in a way that will or may injure an interest of ours.

    Timothy E. Bixby, our President and Chief Financial Officer, is employed pursuant to an employment agreement entered into as of June 23, 1999, which shall continue until it is terminated by either party. Pursuant to the agreement, Mr. Bixby receives an annual base salary of not less than $140,000 and an annual discretionary bonus. Our board raised Mr. Bixby's annual salary to $185,000, effective April 2000. Mr. Bixby is also eligible to receive a long-term incentive award determined by our board consisting of options to purchase common stock, with the initial award consisting of options to purchase up to 202,500 shares of common stock at a purchase price of $0.67 per share. If Mr. Bixby is terminated following a change in control of our company or if he terminates his employment with us following a reduction in his salary, a material change or diminution in his duties or if Robert LoCascio is no longer our President or Chief Executive Officer, all of his options then outstanding will vest immediately, and we must pay him a lump-sum amount equal to his annual salary, and the pro rata portion of the bonus he would have been entitled to receive for the year in which the termination occurred. Pursuant to the agreement, for a period of one year from the date of termination of Mr. Bixby's employment, he may not directly or indirectly compete with us, including, but not limited to, being employed by any business which competes with us, or otherwise acting in a manner intended to advance an interest of a competitor of ours in a way that will or may injure an interest of ours.

    Our former Chief Operating Officer, Dean Margolis, was employed pursuant to an employment agreement entered into on January 28, 2000. Mr. Margolis left LivePerson in January 2001. We paid Mr. Margolis a fixed annual base salary of not less than $175,000. Mr. Margolis was also eligible under the agreement to receive a long-term incentive award, determined by our board, consisting of options to purchase common stock, with the initial award consisting of options to purchase up to 510,000 shares of common stock at a purchase price of $3.33 per share. Pursuant to the agreement, for a period of one year from the date of termination of Mr. Margolis's employment, he may not directly or indirectly compete with us including, but not limited to, being employed by any business which competes with us, or otherwise acting in a manner intended to advance an interest of a competitor of ours in a way that will or may injure an interest of ours.

    Our former Executive Vice President for Worldwide Sales and Strategic Alliances, Scott E. Cohen, was employed pursuant to an employment agreement entered into as of March 29, 1999. Mr. Cohen left LivePerson in February 2001. The agreement's initial term expired on March 31, 2000 and was extended for one year. Mr. Cohen received an annual base salary of not less than $185,000 and an annual discretionary bonus. For the first year of the agreement's term, we agreed to pay Mr. Cohen commissions on a quarterly basis in the amount of 10% of the portion of our gross sales (consisting of revenues from sales invoiced by us, net of tax and other surcharges payable by us and amounts rebated or refunded) in excess of $1,000,000 during the first year of his employment. For the second year of the agreement's term, we paid him commissions on a quarterly basis in the amount of 10% of the first $1,000,000 of gross sales in excess of the amount of gross sales in the first year, plus 7.5% of all gross sales in excess of that amount. Additionally, we granted Mr. Cohen options to purchase up to 588,960 shares of common stock at a purchase price of $0.80 each. Pursuant to the agreement, for a period of one year from the date of termination of Mr. Cohen's employment, he may not directly or indirectly compete with us, including, but not limited to, being employed by any business which competes with us, or otherwise acting in a manner intended to advance an interest of a competitor of ours in a way that will or may injure an interest of ours.

    Our former Chief Technology Officer, James L. Reagan, was employed pursuant to an employment agreement entered into on January 3, 2000. Mr. Reagan left LivePerson in November 2000. We paid Mr. Reagan a fixed annual base salary of not less than $165,000, plus an annual discretionary bonus, of which $20,000 was paid upon commencement of his employment. In addition, Mr. Reagan received a starting bonus of $20,000. Mr. Reagan was also eligible under the agreement to receive a long-term incentive award, determined by our board, consisting of options to purchase common stock, with the initial award consisting of options to purchase up to 300,000 shares of common stock at a purchase price of $2.00 per share. Pursuant to the agreement, for a period of one year from the date of termination of Mr. Reagan's employment, he may not directly or indirectly compete with us including, but not limited to, being employed by any business which competes with us, or otherwise acting in a manner intended to advance an interest of a competitor of ours in a way that will or may injure an interest of ours.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Our board of directors created its Compensation Committee on January 12, 2000. Prior to that time, the board of directors as a whole made decisions relating to the compensation of our executive officers. The members of the Compensation Committee since April 6, 2000 have been Mr. Fields, Mr. Grousbeck and Mr. Lavan, none of whom has been an officer or employee of LivePerson at any time since our inception. In addition, Mr. LoCascio and Mr. Sim served on the Compensation Committee at different times prior to April 6, 2000. Mr. LoCascio was our President and Chief Executive Officer for the entire fiscal year ended December 31, 2000. No executive officer of LivePerson serves or has served during the fiscal year ended December 31, 2000 as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2001, by:

    - each person or group of affiliated persons whom we know to beneficially own five percent or more of our common stock;

    -   each of our directors;

    -   each of our Named Executive Officers; and

    -   each of our directors and executive officers as a group.

    The following table gives effect to the shares of common stock issuable within 60 days of March 15, 2001 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 33,969,381 shares of common stock outstanding at March 15, 2001. Unless otherwise indicated, the persons named in the table directly own the shares and have sole voting and sole investment control with respect to all shares beneficially owned.

                                                            NUMBER OF SHARES    PERCENTAGE OF COMMON
NAME AND ADDRESS                                           BENEFICIALLY OWNED    STOCK OUTSTANDING
---------------------------------------------------------  ------------------   --------------------
5% STOCKHOLDERS
Highland Capital Partners IV Limited Partnership and
  affiliates(1)..........................................       2,820,584                8.3%
Dell Computer Corporation(2).............................       2,631,579                7.7%

DIRECTORS AND EXECUTIVE OFFICERS
Robert P. LoCascio(3)....................................       6,681,963               19.7%
Timothy E. Bixby(4)......................................         182,875                  *
Richard L. Fields(5).....................................         444,971                1.3%
Wycliffe K. Grousbeck(1).................................       2,953,742                8.7%
Kevin C. Lavan(6)........................................          31,065                  *
Robert W. Matschullat(7).................................          35,000                  *
Edward G. Sim(8).........................................          60,342                  *
Directors and Executive Officers as a group (7
  persons)(9)............................................      10,389,958               30.3%

------------------------

*   Less than 1%.

(1) Based on the Schedule 13G filed with the Securities and Exchange Commission on February 5, 2001 for the year ended December 31, 2000 by: Highland Capital Partners IV Limited Partnership ("Highland Capital"); Highland Management Partners IV LLC ("Highland Management"); and Robert F. Higgins, Paul A. Maeder, Daniel J. Nova, Keith E. Benjamin and Wycliffe K. Grousbeck (the managing members of Highland Management and together, the "Investing Managing Members"). The address for Highland Capital, Highland Management and each of the Investing Managing Members is c/o Highland Capital Partners, Inc., Two International Place, Boston, Massachusetts 02110.

    Highland Capital is the record owner of and beneficially owns 2,820,584 shares (the "Highland Shares") of common stock. Highland Capital has the power to vote or direct the disposition of all of the Highland Shares. Such power is exercised through Highland Management as the sole general partner of Highland Capital. Highland Management, as the general partner of Highland Capital, may be deemed to own the Highland Shares beneficially. The Investing Managing Members have the power over all investment decisions of Highland Management and therefore may be deemed to share beneficial ownership of the Highland Shares by virtue of their status as controlling persons of Highland Management. In addition, Highland Entrepreneurs' Fund IV Limited Partnership ("HEF") is the record owner of and beneficially owns 117,525 shares (the "HEF Shares") of common stock. HEF has the power to vote or direct the disposition of all of the HEF Shares. Such power is exercised through Highland Entrepreneurs' Fund IV LLC (the "LLC") as the sole general partner of HEF. The LLC, as the general partner of HEF, may be deemed to own the HEF Shares beneficially. The Investing Managing Members have the power over all investment decisions of the LLC and therefore may be deemed to share beneficial ownership of the HEF Shares by virtue of their status as controlling persons of the LLC.

    Each of Highland Capital and Highland Management has sole voting or investment power over zero shares. Highland Capital, Highland Management and each of the Investing Managing Members have shared voting and investment power over the Highland Shares. In addition, each of the Investing Managing Members have shared voting and investment power over the HEF Shares. Highland Management disclaims beneficial ownership of the Highland Shares and each of the Investing Managing Members disclaims beneficial ownership of the Highland Shares and the HEF Shares.

    Mr. Higgins is the record owner of, has sole voting and investment power over, and beneficially owns 1,852 shares of common stock in addition to the shares listed above. Mr. Maeder is the record owner of, has sole voting and investment power over, and beneficially owns 1,791 shares of common stock in addition to the shares listed above. Mr. Nova is the record owner of, has sole voting and investment power over, and beneficially owns 1,720 shares of common stock in addition to the shares listed above. Mr. Grousbeck is the record owner of, has sole voting and investment power over, and beneficially owns 633 shares of common stock and options to acquire 15,000 shares of common stock exercisable within sixty days of March 15, 2001 in addition to the shares listed above. Mr. Benjamin is the record owner of, has sole voting and investment power over, and beneficially owns 212 shares of common stock in addition to the shares listed above.

    Each of Highland Capital and Highland Management may be deemed to own beneficially 8.3% of the outstanding common stock. Each of the Investing Managing Members may be deemed to own beneficially 8.7% of the outstanding common stock.

(2) Based on the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 for the year ended December 31, 2000 by Dell Computer Corporation ("Dell") and Dell USA L.P., an indirect wholly-owned subsidiary of Dell ("Dell USA"). The address for Dell and Dell USA is One Dell Way, Round Rock, Texas 78682. Consists of 2,631,579 shares of common stock held by Dell USA. Dell and Dell USA may be deemed to share voting and investment power over the shares.

(3) The address for Mr. LoCascio is c/o LivePerson, Inc., 330 West 34th Street, 10th Floor, New York, New York 10001.

(4) Includes 181,875 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2001.

(5) Includes 321,460 shares of common stock and 46,887 shares of common stock issuable upon exercise of warrants held of record by Allen & Company Incorporated ("Allen & Company") and beneficially owned by Mr. Fields, over which he exercises sole voting and investment power. Mr. Fields is a Managing Director of Allen & Company. Mr. Fields does not exercise voting or investment power over, and disclaims beneficial ownership of, 1,119,177 shares and 148,426 shares issuable upon exercise of warrants which are held of record by Allen & Company and beneficially owned by Allen & Company or other of its officers and related persons. Also includes 15,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2001.

(6) Consists of 31,065 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2001.

(7) Includes 15,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2001.

(8) Includes 15,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 15, 2001.

(9) Includes 319,827 shares of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In January 2000, we sold 1,754,386 shares of our series D redeemable convertible preferred stock to, among other investors, an affiliate of Dell Computer Corporation, with gross proceeds from Dell of $10.0 million. As of March 15, 2001, Dell beneficially owned more than five percent of our common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements.

        Incorporated by reference to the index of consolidated financial statements included in Item 8 to this Report on Form 10-K.

       2.  Financial Statement Schedules.

        None.

       3.  Exhibits.

        Incorporated by reference to the index of exhibits included in paragraph (c) below.

    (b) Reports on Form 8-K.

    We filed a current report on Form 8-K (Items 2 and 7), dated October 12, 2000 and filed October 19, 2000, announcing our acquisition of HumanClick Ltd. We filed an amendment to this report on Form 8-K (Items 2 and 7) on November 13, 2000, to include the following financial statements:

        Balance sheet of HumanClick Ltd. as of December 31, 1999 and the related statements of loss, changes in shareholders' equity and cash flows for the period from June 24, 1999 (date of incorporation) to December 31, 1999.

        Unaudited condensed interim balance sheet of HumanClick Ltd. at June 30, 2000 and the related unaudited condensed interim statements of loss, changes in shareholders' equity and cash flows for the six months ended June 30, 2000.

        Unaudited pro forma condensed combined Statements of Operations for the year ended December 31, 1999 and the six months ended June 30, 2000 and unaudited pro forma condensed combined Balance Sheet as of June 30, 2000.

    (c) Exhibits.

NUMBER                  DESCRIPTION
------                  -----------
 2.1                    Stock Purchase Agreement, dated as of October 12, 2000,
                          among Registrant, HumanClick Ltd. and the shareholders of
                          HumanClick Ltd. named in Schedule I thereto (incorporated
                          by reference to Exhibit 2 of the Registrant's Current
                          Report on Form 8-K, dated October 12, 2000 and filed
                          October 19, 2000)

 3.1                    Fourth Amended and Restated Certificate of Incorporation

 3.2                    Second Amended and Restated Bylaws, as amended

 4.1                    Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement
                          on Form S-1, as amended (Registration No. 333-96689)
                          ("Registration No. 333-96689"))

 4.2                    Second Amended and Restated Registration Rights Agreement,
                          dated as of January 27, 2000, by and among Registrant, the several persons and entities named on the signature pages
                          thereto as Investors, and Robert LoCascio (incorporated by reference to Exhibit 4.2 of Registration No. 333-96689)

 4.3                    See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of the Registrant

NUMBER                  DESCRIPTION
------                  -----------
 10.1                   Employment Agreement between Registrant and Robert P.
                          LoCascio, dated as of January 1, 1999 (incorporated by
                          reference to Exhibit 10.1 of Registration No. 333-96689)*

 10.2                   Employment Agreement between Registrant and Timothy E.
                          Bixby, dated as of June 23, 1999 (incorporated by
                          reference to Exhibit 10.3 of Registration No. 333-96689)*

 10.3                   2000 Stock Incentive Plan*

 10.4                   Employee Stock Purchase Plan*

 10.5                   Agreement of Lease between Vornado 330 West 34th Street
                          L.L.C. as Landlord and Registrant as Tenant, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.8 of Registration No. 333-96689)

 10.6                   Master Lease and Financing Agreement (with exhibits and
                          schedules) by and between Compaq Financial Services
                          Corporation and Registrant, dated as of August 28, 2000

 21.1                   Subsidiaries

 23.1                   Consent of KPMG LLP

------------------------

*   Management contract or compensatory plan or arrangement

    (d) Financial Statement Schedules.

        Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                                       LIVEPERSON, INC.

                                                       By:            /s/ ROBERT P. LOCASCIO
                                                            -----------------------------------------
                                                                        Robert P. LoCascio
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------

               /s/ ROBERT P. LOCASCIO                  Chief Executive Officer and Chairman of the
     -------------------------------------------         Board of Directors (principal executive
                 Robert P. LoCascio                      officer)

                /s/ TIMOTHY E. BIXBY                   President, Chief Financial Officer, Secretary
     -------------------------------------------         and Director (principal financial and
                  Timothy E. Bixby                       accounting officer)

                /s/ RICHARD L. FIELDS                  Director
     -------------------------------------------
                  Richard L. Fields

              /s/ WYCLIFFE K. GROUSBECK                Director
     -------------------------------------------
                Wycliffe K. Grousbeck

                 /s/ KEVIN C. LAVAN                    Director
     -------------------------------------------
                   Kevin C. Lavan

              /s/ ROBERT W. MATSCHULLAT                Director
     -------------------------------------------
                Robert W. Matschullat

                  /s/ EDWARD G. SIM                    Director
     -------------------------------------------
                    Edward G. Sim

                                 EXHIBIT INDEX

       NUMBER           DESCRIPTION
       ------           -----------
         2.1            Stock Purchase Agreement, dated as of October 12, 2000,
                        among Registrant, HumanClick Ltd. and the shareholders of
                        HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 of the Registrant's Current Report on
                        Form 8-K, dated October 12, 2000 and filed October 19,
                        2000)

         3.1            Fourth Amended and Restated Certificate of Incorporation

         3.2            Second Amended and Restated Bylaws, as amended

         4.1            Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on
                        Form S-1, as amended (Registration No. 333-96689)
                        ("Registration No. 333-96689"))

         4.2 Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among Registrant, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to Exhibit 4.2 of Registration No. 333-96689)

         4.3            See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of the Registrant

        10.1            Employment Agreement between Registrant and Robert P.
                        LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 of Registration No. 333-96689)*

        10.2            Employment Agreement between Registrant and Timothy E.
                        Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 of Registration No. 333-96689)*

        10.3            2000 Stock Incentive Plan*

        10.4            Employee Stock Purchase Plan*

        10.5            Agreement of Lease between Vornado 330 West 34th Street
                        L.L.C. as Landlord and Registrant as Tenant, dated as of
                        March 8, 2000 (incorporated by reference to Exhibit 10.8 of
                        Registration No. 333-96689)

        10.6 Master Lease and Financing Agreement (with exhibits and schedules) by and between Compaq Financial Services
                        Corporation and Registrant, dated as of August 28, 2000

        21.1            Subsidiaries

        23.1            Consent of KPMG LLP

------------------------

*   Management contract or compensatory plan or arrangement