Form 10-Q
period 2001-03-31
LIVEPERSON INC
filed 2001-05-15
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 0-30141

                                LIVEPERSON, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                      13-3861628
----------------------------------------          ------------------------------
    (State or Other Jurisdiction of                        (IRS Employer
    Incorporation or Organization)                      Identification No.)

     330 WEST 34TH STREET, 10TH FLOOR
           NEW YORK, NEW YORK                                  10001
------------------------------------------        ------------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 918-2100
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

As of May 14, 2001, there were 33,983,381 shares of the issuer's common stock outstanding.

                                LIVEPERSON, INC.
                                 MARCH 31, 2001
                                    FORM 10-Q
                                      INDEX

                                                                                 PAGE
PART I.  FINANCIAL INFORMATION..................................................   3

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................   3

Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
          December 31, 2000.....................................................   3

Unaudited Condensed Consolidated Statements of Operations for the three months
          ended March 31, 2001 and 2000.........................................   4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000.........................................   5

Notes to Unaudited Interim Condensed Consolidated Financial Statements..........   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS..........................................................  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............  32

PART II.  OTHER INFORMATION.....................................................  33

ITEM 1.  LEGAL PROCEEDINGS......................................................  33

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................  33

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................  33

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................  33

ITEM 5.  OTHER INFORMATION......................................................  33

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K........................................  33

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                LIVEPERSON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     MARCH 31, 2001    DECEMBER 31, 2000
                                                                                     --------------    -----------------
                                                                                       (UNAUDITED)         (Note 1(B))
                           ASSETS
Current assets:
    Cash and cash equivalents .....................................................     $  13,204          $  20,449
    Marketable securities .........................................................            --              1,000
    Accounts receivable, net ......................................................         1,085              1,271
    Prepaid expenses and other current assets .....................................           281                747
                                                                                        ---------          ---------
        Total current assets ......................................................        14,570             23,467
Property and equipment, net .......................................................        11,555             12,883
Goodwill and other intangibles, net ...............................................         7,548              8,291
Restricted cash related to leases .................................................         4,225              2,000
Security deposits .................................................................            74                 68
Deferred costs, net ...............................................................            --                291
                                                                                        ---------          ---------
        Total assets ..............................................................     $  37,972          $  47,000
                                                                                        =========          =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..............................................................     $     737          $   1,126
    Accrued expenses ..............................................................         2,767              1,446
    Deferred revenue ..............................................................           387                615
                                                                                        ---------          ---------
        Total current liabilities .................................................         3,891              3,187
                                                                                        ---------          ---------
Long-term deferred revenue ........................................................           185                277
Deferred rent .....................................................................           457                304
Deferred gain on sale-leaseback ...................................................           392                457

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0
       issued and outstanding at March 31, 2001 and December 31, 2000 .............            --                 --
     Common stock, $.001 par value per share; 100,000,000 shares authorized,
       33,969,381 shares issued and outstanding at March 31, 2001; 33,914,613
       shares issued and outstanding at December 31, 2000 .........................            34                 34
     Additional paid-in capital ...................................................       114,427            119,780
     Deferred compensation ........................................................        (2,063)            (5,872)
     Accumulated deficit ..........................................................       (79,346)           (71,167)
     Accumulated other comprehensive loss .........................................            (5)                --
                                                                                        ---------          ---------
        Total stockholders' equity ................................................        33,047             42,775
                                                                                        ---------          ---------
        Total liabilities and stockholders' equity ................................     $  37,972          $  47,000
                                                                                        =========          =========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                    UNAUDITED

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -----------------------------
                                                                       2001             2000
                                                                   ------------      -----------
Revenue ......................................................     $      2,368      $       774
                                                                   ------------      -----------
Operating expenses:
    Cost of revenue, exclusive of $37 and $0 for the 3
        months ended March 31, 2001 and 2000, respectively,
        reported below as non-cash compensation expense ......            2,682            1,190
    Product development, exclusive of $(179) and $0 for
        the 3 months ended March 31, 2001 and 2000,
        respectively, reported below as non-cash
        compensation expense .................................            1,252            1,767
    Sales and marketing, exclusive of $260 and $756 for
        the 3 months ended March 31, 2001 and 2000,
        respectively, reported below as non-cash
        compensation expense .................................            2,116            3,425
    General and administrative, exclusive of $257 and
       $5,200 for the 3 months ended March 31, 2001 and
       2000, respectively, reported below as non-cash
       compensation expense ..................................            1,941            1,300
    Amortization of goodwill and other intangibles............              743               --
    Non-cash compensation expense, net .......................              375            5,956
    Non-cash compensation credit related to restructuring,
       net....................................................           (1,720)              --
    Restructuring charge .....................................            3,391               --
                                                                   ------------      -----------
        Total operating expenses .............................           10,780           13,638
                                                                   ------------      -----------
Loss from operations .........................................           (8,412)         (12,864)
                                                                   ------------      -----------
Other income (expense):
    Other, net ...............................................                5               --
    Interest income ..........................................              235              291
    Interest expense .........................................               (7)              --
                                                                   ------------      -----------
        Total other income, net ..............................              233              291
                                                                   ------------      -----------
Net loss .....................................................           (8,179)         (12,573)
Non-cash preferred stock dividend ............................               --           18,000
                                                                   ------------      -----------
Net loss attributable to common stockholders .................     $     (8,179)     $   (30,573)
                                                                   ============      ===========
Basic and diluted net loss per common share ..................     $      (0.24)     $     (4.15)
                                                                   ============      ===========

Weighted average shares outstanding used in basic and
     diluted net loss per common share calculation ...........       33,951,476        7,362,000
                                                                   ============      ===========

              SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                LIVEPERSON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ----------------------
                                                                         2001          2000
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .....................................................     $ (8,179)     $(12,573)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Non-cash compensation expense, net .......................          375         5,968
        Depreciation .............................................          856           240
        Non-cash compensation credit related to restructuring,
            net ..................................................       (1,720)           --
        Non-cash portions of restructuring charge ................          855            --
        Amortization of goodwill and other intangibles ...........          743            --
        Amortization of gain on sale-leaseback ...................          (65)           --
        Provision for doubtful accounts, net .....................          348            20
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable ..........................................         (185)         (192)
    Prepaid expenses and other current assets ....................          466          (424)
    Security deposits ............................................           (6)          233
    Accounts payable .............................................         (389)        2,336
    Accrued expenses .............................................        1,321         1,647
    Deferred revenue .............................................         (243)          237
    Deferred rent ................................................          153            --
                                                                       --------      --------
        Net cash used in operating activities ....................       (5,670)       (2,508)
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, including capitalized
      software ...................................................         (383)       (5,289)
    Purchase of investment securities available for sale .........           --       (15,058)
    Sale of investment securities available for sale .............        1,000            --
    Purchase of restricted cash ..................................       (2,225)           --
                                                                       --------      --------
        Net cash used in investing activities ....................       (1,608)      (20,347)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of Series A, B, C and D
        preferred stock and warrants to acquire common stock .....           --        17,918
    Proceeds from issuance of common stock in connection
        with the exercise of warrants and options ................           38           344
    Deferred offering costs ......................................           --        (1,450)
                                                                       --------      --------
        Net cash provided by financing activities ................           38        16,812
                                                                       --------      --------
        Effect of foreign exchange rate changes on cash
        and cash equivalents .....................................           (5)           --
                                                                       --------      --------
        Net decrease in cash and cash equivalents ................       (7,245)       (6,043)
    Cash and cash equivalents at the beginning of the
     period ......................................................       20,449        14,944
                                                                       --------      --------
    Cash and cash equivalents at the end of the period ...........     $ 13,204      $  8,901
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

      (B) UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

      The accompanying interim condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2001 and the consolidated results of operations and cash flows for the interim periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date.

      Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K filed with the SEC on March 30, 2001.

      (C) RESTRICTED CASH AND LETTERS OF CREDIT

      The Company is contingently liable under standby letters of credit totaling $4,225 at March 31, 2001. These letters of credit relate to the Company's office-space leases which are fully secured by certificates of deposits held by the Company. Management does not expect any material losses to result from these off-balance-sheet instruments. The fair value of these instruments is zero. At March 31, 2001, long-term restricted cash of $4,225 consisted of security deposits held in certificates of deposit in connection with the lease of the Company's principal executive offices.

      (D) REVENUE RECOGNITION

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

      Professional services revenue consists of training provided to customers. Revenue is recognized when services are provided and collection of the resulting receivable is probable. During the three months ended March 31, 2001 and 2000, revenue from professional services was $38 and $0, respectively.

      (E) BASIC AND DILUTED NET LOSS PER SHARE

      The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share ("EPS")," and SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 20,229 shares of common stock in the calculation of basic and diluted net loss attributable to common stockholders for the three months ended March 31, 2001 which relate to certain options that were originally issued by HumanClick Ltd. ("HumanClick") for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000 (see note 3). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

      Diluted net loss per common share for the periods ending March 31, 2001 and 2000 does not include the effects of options to purchase 5,274,474 and 5,574,405 shares of common stock, respectively, warrants to purchase 457,030 and 542,968 shares of common stock, respectively, and an aggregate of 0 and 17,962,273 shares of convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

      (F) RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company in the fourth quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement has not impacted the Company's financial statements as it does not use derivative instruments.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In March 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a Web site. The consensus is effective for Web site development costs in quarters beginning after June 30, 2000. The Company initially adopted the guidance as described by Issue 00-2 in 2000, which has not materially impacted the Company's results of operations.

(2) BALANCE SHEET COMPONENTS

      Property and equipment is stated at cost and is summarized as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        2001           2000
                                                     ----------    -------------
                                                     (UNAUDITED)

Computer equipment and software ...................   $11,177        $11,528
Furniture, equipment and building improvements ....     3,167          3,509
                                                       ------         ------
                                                       14,344         15,037
Less accumulated depreciation .....................     2,789          2,154
                                                       ------         ------
     Total ........................................   $11,555        $12,883
                                                      =======        =======

      Accrued expenses consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2001           2000
                                                     ----------    -------------
                                                     (UNAUDITED)

Professional services and consulting fees .........    $  290        $  244
Payroll and related costs .........................       134           126
Employee stock purchase plan payable ..............        31            43
Sales commissions .................................        63           426
Equipment lease payments ..........................       625           557
Restructuring charge (see Note 4)..................     1,451            --
Other .............................................       173            50
                                                       ------        ------
     Total ........................................    $2,767        $1,446
                                                       ======        ======

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) ACQUISITIONS

      On October 12, 2000, the Company acquired HumanClick Ltd., a private company organized under the laws of the State of Israel. The functional currency for HumanClick is the U.S. dollar. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of HumanClick were included in the Company's consolidated results of operations from the date of acquisition. In connection with the transaction, LivePerson assumed HumanClick's outstanding stock options which remain outstanding as options to purchase shares of LivePerson's common stock.

      The purchase price was $9,656, which included the issuance of 4,238,405 shares of the Company's common stock valued at $9,143 and acquisition costs of $241. Of the 4,238,405 shares issued, 1,564,298 are subject to a repurchase option by the Company if two of the former shareholders of HumanClick are no longer employed by HumanClick under certain circumstances prior to October 12, 2003. The price pursuant to which the Company may repurchase such shares is equal to the lesser of the 30-day average price per share of the Company's common stock prior to the termination of employment, and $7 per share. One-third of the stock subject to the repurchase option shall be released from the Company's repurchase option on each of October 12, 2001, 2002 and 2003. In addition, options to purchase shares of HumanClick's common stock were exchanged for options to purchase approximately 262,000 shares of the Company's common stock. The fair value of the options, amounting to $265, was included in the purchase price. This amount excludes the intrinsic value of the unvested options at the date of acquisition, amounting to $272, which was also included in the purchase price; however, such amount was allocated to deferred compensation in accordance with FIN No. 44, and is being amortized over the remaining vesting periods.

      Of the purchase price, $474 was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed, in the amount of $8,910, was allocated to goodwill and intangible assets and is being amortized on a straight-line basis over an expected period of benefit of three years.

      The allocation of the purchase price in connection with the HumanClick acquisition is as follows:

Current assets, primarily receivables ......................            $   627
Property and equipment .....................................                 95
Goodwill and other intangible assets .......................              8,910
Liabilities assumed, net ...................................               (248)
Deferred compensation ......................................                272
                                                                        -------
                                                                        $ 9,656
                                                                        =======

      The following unaudited pro forma consolidated financial information gives effect to the acquisition of HumanClick, as if the acquisition occurred on June 24, 1999 (HumanClick's date of inception), by consolidating the results of operations of HumanClick with the results of the Company for the three months ended March 31, 2001 and 2000. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                                                     MARCH 31,
                                                           --------------------------
                                                               2001           2000
                                                               ----           ----
Revenues ..............................................    $     2,368    $       774
Net loss attributable to common stockholders ..........    $    (8,179)   $   (31,756)
Net loss per share-basic and diluted ..................    $     (0.24)   $     (2.73)
Weighted average basic and diluted shares outstanding .     33,951,476    $11,620,634

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) RESTRUCTURING

      In the first quarter of 2001, following a review of the Company's business in connection with its acquisition of HumanClick, the Company commenced restructuring initiatives to streamline its operations, including the consolidation of its two San Francisco Bay area offices. The restructuring resulted in a reduction of the Company's workforce by approximately 90 people as of the end of the first quarter of 2001. In the first quarter of 2001, the Company recorded a charge of approximately $3,390 for severance and other expenses related to the restructuring. The Company also recognized a net non-cash compensation credit in the amount of approximately $1,720 associated with LivePerson employees who were terminated as part of the Company's restructuring initiatives. The net non-cash compensation credit represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company's restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001. The allocation of the restructuring charge is as follows:

                                                 Current    Current
                                     Beginning   Period      Period      Ending
                                      Balance   Provision  Utilization   Balance
                                     ---------  ---------  -----------   -------
Severance ..........................  $     --   $ 1,386    $     (992)   $  394
Contract terminations ..............        --     1,057            --     1,057
Write-off of fixed assets ..........        --       855          (855)       --
Other ..............................        --        93           (93)       --
                                     ---------  --------   -----------   -------
     Total severance and related ...        --     3,391        (1,940)    1,451
Non-cash compensation credit, net ..        --    (1,720)        1,720        --
                                     ---------  --------   -----------   -------
     Net restructuring charge ...... $      --  $  1,671    $     (220)   $1,451
                                     =========  ========   ===========   =======

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS

      During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the "1998 Plan"). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

      The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder will have 10 year terms. Pursuant to the provisions of the 2000 Plan, the share reserve was automatically increased on the first trading day in January 2001 by approximately 1,020,000 shares (three percent of the total number of shares of common stock outstanding on the last trading day in December
2000). Approximately 11,020,000 shares of common stock were reserved for issuance under the 2000 Plan as of March 31, 2001.

      In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS (CONTINUED)

      During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period. The Company is receiving subscription revenue from the client over the two-year period based on the number of seats the client is using. There is no minimum guarantee. This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of 3 years from the date of grant. The Company accounted for this option in accordance with EITF Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company's common stock as of each balance sheet date. The $566 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86 for the period from May 1999 through December 1999, which was recorded as net deferred cost on the Company's December 31, 1999 balance sheet. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable. As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 was offset against the $27 of revenue recognized from the client in 1999, and the remaining $62 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

      In February 2000, the Company amended the option agreement with the client whereby the option became fully vested and immediately exercisable. The client exercised the option in May 2000. However, the client was precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets were met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which was ratably amortized over the remaining service period of approximately fifteen months because the vesting of the option did not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 was recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense which was reflected as a non-cash compensation expense in the Company's statement of operations. The Company amortized $723 of the deferred costs during the year ended December 31, 2000, of which $59 was offset against the $59 of revenue recognized from the client. The remaining $664 of sales and marketing expense was included in non-cash compensation expense in the Company's 2000 statement of operations.

      As of March 31, 2001, the Company determined that it was unlikely that the client would meet the remaining revenue requirements under the agreement. Accordingly, the Company has amortized the remaining deferred cost of $291 during the three months ended March 31, 2001, of which $54 was offset against the $54 of revenue recognized from the client. The remaining $237 of sales and marketing expense is included in non-cash compensation expense in the Company's statement of operations for the quarter ended March 31, 2001.

      During 2000 and 1999, the Company granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of $18,241 and $6,233, respectively, in connection with these options. The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against paid-in capital in connection with the forfeiture of those options

                                LIVEPERSON, INC.

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5) STOCK OPTIONS (CONTINUED)

associated with employees who left the Company during the year ended December 31, 2000, approximated $5,370. In 2000, the Company also recorded $272 of deferred compensation relating to the intrinsic value of unvested options assumed by the Company in connection with the HumanClick acquisition. These amounts are presented as deferred compensation within the consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. The Company amortized $11,915 and $1,589 for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of $2,023 in connection with employees who left the Company in 2000.

      Excluding the net non-cash compensation credit of $1,720 related to the Company's restructuring initiatives in the first quarter of 2001, discussed in note 4 above, net non-cash compensation expense of $375 includes $237 related to the May 1999 option granted to a client (discussed above) and $138 of amortization expense for the three months ended March 31, 2001 (which is net of forfeitures of $394).

      The aggregate amount of unamortized deferred compensation reversed against paid-in capital in connection with the forfeitures of those options associated with the Company's employees who were terminated as part of the Company's restructuring initiatives in the three months ended March 31, 2001 approximated $2,609.

      The Company recorded an additional $639 and $0 of non-cash compensation expense during the first quarter of 2000 and 2001, respectively, in connection with the vesting of options pursuant to employee severance agreements.

(6) COMMITMENTS AND CONTINGENCIES

      The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2001 and 2000 was approximately $1,172 and $358, respectively.

      In March 2000, the Company entered into a lease for two floors at a location in New York City. The lease term with respect to one floor commenced in April 2000, with rent of approximately $1,400 per year in the first three years, $1,500 per year in years four through seven and $1,600 per year in years eight through ten. The related security deposit is $2,000 for the first three years, $1,300 for years four through seven and $670 for years eight through ten. At the Company's option, the Company provided the security deposit by a letter of credit (see note 1). The lease term relating to the other floor commenced in March 2001, with rent of approximately $1,500 per year in the first three years, $1,600 per year in years four through seven and $1,700 per year in years eight through ten. The related security deposit is $2,225 for the first three years, $1,500 for years four through seven and $747 for years eight through ten. At the Company's option, the Company provided the security deposit by a letter of credit (see note 1).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE SUCH STATEMENTS TO DIFFER MATERIALLY FROM ACTUAL FUTURE EVENTS OR RESULTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION ENTITLED "--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

RECENT EVENTS

      On April 30, 2001, we received a letter from The Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days. The letter stated that we must demonstrate compliance with Nasdaq's minimum bid rule by July 30, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful.

      In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick Ltd. in 2000, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices. The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001. In the first quarter of 2001, we recorded a charge of approximately $3.4 million for severance and other expenses related to the restructuring. We also recognized a non-cash compensation credit in the net amount of approximately $1.7 million associated with LivePerson employees who were terminated as part of our restructuring initiatives. The net non-cash compensation credit represents the reversal of approximately $3.2 million of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of approximately $1.5 million also in connection with the restructuring initiatives. Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.

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

      On October 12, 2000, we acquired HumanClick Ltd., a private company organized under the laws of Israel. The purchase price was $9.7 million, which included the issuance of 4,238,405 shares of our common stock valued at $9.1 million and acquisition costs of $241,000. Through March 31, 2001, operating expenses incurred by us related to HumanClick since the date of acquisition have not had a material effect on our 2000 or 2001 statements of operations. We expect such operating expenses to increase in absolute dollars over time.

      REVENUE

      With respect to the LivePerson services, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each operator access account, which we refer to as a "seat." Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in 2000 and the three months ended March 31, 2001, revenue attributable to our monthly service fee accounted for 85% and 86%, respectively, of total LivePerson services revenue. In addition, because we expect the aggregate number of seats to continue to grow, we expect the set-up fee to represent a decreasing percentage of total revenue over time. We do not charge an additional set-up fee if an existing client adds more seats. Our service agreements typically have no termination date and are terminable by either party upon 30 to 60 days' notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days.

      We also have contractual arrangements that complement our direct sales force. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. Aggregate commissions generated under such agreements to date, as a percentage of total LivePerson services revenue, have not been material, although we expect such commissions to increase in both absolute terms and as a percentage of total LivePerson services revenue over time.

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

      In January 2001, we began generating revenue from the sale of HumanClick products. We do not currently charge a set-up fee for these products as we do not provide these customers with training and administrative costs are minimal. We recognize monthly service fees as services are provided.

      OPERATING EXPENSES

      Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with outsourced programming and design. We no longer incurred these costs as of December 1998. We began developing the LivePerson services in the third quarter of 1998. We did not allocate development costs of the LivePerson services separately. Accordingly, since November 1998, our cost of revenue has principally been associated with the LivePerson services and has consisted of:

      - compensation costs relating to employees who provide customer service to our clients;

      -     compensation costs relating to our network support staff;

      -     allocated occupancy costs and related overhead; and

      - the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party network monitoring and depreciation of certain hardware and software.

      Our product development expenses consist primarily of compensation and related expenses for product development personnel, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

      Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, allocated occupancy costs and related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.

      Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

      In the first quarter 2001, we increased our allowance for doubtful accounts to $925,000 from $577,000 at December 31, 2000, principally due to an increase in accounts receivable. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

      NON-CASH COMPENSATION EXPENSE, NET

      During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson services to Network Commerce for two years. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted the option as an incentive for entering into a two-year service agreement with us, at a point in time when the LivePerson services were new and their viability was unknown. The option had no minimum revenue guarantee. At December 31, 1999, the total value ascribed to this option, using a Black-Scholes pricing model, was $566,000. In 1999, we amortized $86,000 of this deferred cost, of which $24,000 was offset against the $27,000 of revenue recognized from Network Commerce. The remaining $62,000 constituted sales and marketing expense, all of which was recorded in the fourth quarter of 1999, and was included in non-cash compensation expense in our 1999 statement of operations.

      In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable, and Network Commerce exercised the option in May 2000. Network Commerce agreed, however, that it could not sell the underlying common stock until the earlier of five years or, if certain revenue criteria were met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which was ratably amortized over the remaining service period of approximately fifteen months because the vesting of the option did not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 was recorded as a reduction of the revenue recognized from Network Commerce with any excess amortization recorded on a quarterly basis as sales and marketing expense, which was reflected as a non-cash compensation expense in our statement of operations. We amortized $723,000 of the deferred costs during the year ended December 31, 2000, of which $59,000 was offset against the $59,000 of revenue recognized from Network Commerce. The remaining $664,000 of sales and marketing expense was included in non-cash compensation expense in our 2000 Statement of Operations.

      As of March 31, 2001, we determined that it was unlikely that Network Commerce would meet the remaining revenue requirements under the agreement. Accordingly, we have amortized the remaining deferred cost of $291,000 during the three months ended March 31, 2001, of which $54,000 was offset against the $54,000 of revenue recognized from Network Commerce. The remaining $237,000 of sales and marketing expense is included in non-cash compensation expense in our statement of operations for the quarter ended March 31, 2001.

      During 2000 and 1999, we granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the years ended December 31, 2000 and 1999, we recorded deferred compensation of approximately $18.2 million and $6.2 million, respectively, in connection with these options. The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against paid-in capital in connection with the forfeiture of those options associated with employees who left LivePerson during the year ended December 31, 2000, approximated $5.4 million. In 2000, we also recorded $272,000 of deferred compensation relating to the intrinsic value of unvested options assumed by us in connection with the HumanClick acquisition. These amounts are presented as deferred compensation within our consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. We amortized approximately $11.9 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of approximately $2.0 million in connection with employees who left LivePerson in 2000.

      Excluding the net non-cash compensation credit of approximately $1.7 million related to the Company's restructuring initiatives in the first quarter of 2001 (as discussed in "Recent Events" above), net non-cash compensation expense of $375,000 includes $237,000 related to the May 1999 option granted to Network Commerce (discussed above) and $138,000 of amortization expense for the three months ended March 31, 2001 (which is net of forfeitures of $394,000). The aggregate amount of unamortized deferred compensation reversed against paid-in capital in connection with the forfeitures of those options associated with LivePerson employees who were terminated as part of our restructuring initiatives in the three months ended March 31, 2001 approximated $2.6 million.

      We recorded an additional $639,000 and $0 of non-cash compensation expense during the first quarter of 2000 and 2001, respectively, in connection with the vesting of options pursuant to employee severance agreements.

RESULTS OF OPERATIONS

      Due to the phasing out of our programming services and our limited operating history, we believe that comparisons of our first quarter 2001 and 2000 operating results with each other or those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      REVENUE. Total revenue increased to $2.4 million in the three months ended March 31, 2001 from $774,000 three months ended March 31, 2000. This increase was due to the introduction of HumanClick products, and to increased marketing efforts of the LivePerson services, increased market acceptance of our services and increased sales generated by LivePerson's sales force, and to a lesser extent, client attrition, which accelerates the recognition of client set-up fees which had been recorded as deferred revenue of approximately $166,000 in the three months ended March 31, 2001. We cannot assure that we will achieve similar growth, if any, in future periods.

      COST OF REVENUE. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $2.7 million in the three months ended March 31, 2001 from $1.2 million in the comparable period in 2000. This increase was primarily attributable to costs associated with supporting our infrastructure, including certain equipment leases, and to a lesser extent, to the acquisition of HumanClick.

      PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs decreased to $1.3 million for the three months ended March 31, 2001 from $1.8 million in the comparable period in 2000. This decrease was primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

      SALES AND MARKETING. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses decreased to $2.1 million in the three months ended March 31, 2001, from $3.4 million in the comparable period in 2000. This decrease was primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

      GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $1.9 million in the three months ended March 31, 2001 from $1.3 million in the comparable period in 2000. This increase was due primarily to an increase in occupancy and related costs and, to a lesser extent, to insurance, professional fees, depreciation and an increase in our allowance for doubtful accounts.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization expense of $743,000 in the three months ended March 31, 2001 relates to goodwill and other intangibles recorded as a result of our acquisition of HumanClick in October 2000.

      NON-CASH COMPENSATION EXPENSE, NET. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options. Non-cash compensation expense decreased to $375,000 in the three months ended March 31, 2001 from $6.0 million in the comparable period in 2000. This decrease is due primarily to forfeitures of employee stock options associated with employees who voluntarily left LivePerson in 2000 as well as LivePerson employees who were terminated as part of our restructuring initiatives in the first quarter of 2001.

      OTHER INCOME. Interest income was $235,000 for the three months ended March 31, 2001 and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering and preferred stock issuances. Interest expense was $7,000 in the three months ended March 31, 2001. Other income for the three months ended March 31, 2000 was $291,000.

      NET LOSS. Our net loss decreased to $8.2 million for the three months ended March 31, 2001 from $12.6 million for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. Through March 31, 2001, we have raised a total of $69.5 million in aggregate net proceeds. As of March 31, 2001, we had $13.2 million in cash and cash equivalents and marketable securities, a decrease of $8.2 million from December 31,

2000. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes. In March 2000, we entered into a letter of credit, which serves as the security deposit for a portion of our lease of office space, in an aggregate amount of $2.0 million for 2000. We entered into an additional letter of credit for $2.2 million in March 2001 in connection with the other portion of our March 2000 lease of office space. These are reflected as restricted cash on our condensed consolidated balance sheets.

      Net cash used in operating activities was $5.7 million for the three months ended March 31, 2001 and consisted primarily of net operating losses, non-cash items related to our restructuring initiatives and an increase in accounts receivable partially offset by an increase in accounts payable, accrued expenses, depreciation and amortization expenses, and deferred revenue. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2000 and consisted primarily of net operating losses, partially offset by an increase in non-cash compensation expense, accounts payable and accrued expenses.

      Net cash used in investing activities was $1.6 million in the three months ended March 31, 2001 and was due to the purchase of restricted cash and the purchase of fixed assets. Net cash used in investing activities was $20.3 million for the three months ended March 31, 2000 and was due to the net purchase of fixed assets and the purchase of short-term "available-for-sale" investments.

      Net cash provided by financing activities was $38,000 for the three months ended March 31, 2001 and was attributable to proceeds from the issuance of common stock in connection with the exercise of options. Net cash provided by financing activities was $16.8 million for the three months ended March 31, 2000 and was primarily attributable to proceeds from the sale of our convertible preferred stock.

      We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2001 and 2000 was approximately $1,172,000 and $358,000, respectively.

      In March 2000, we entered into a lease for an aggregate of approximately 83,500 square feet on two floors at a location in New York City. The lease term with respect to one floor commenced in April 2000, with rent of approximately $1.4 million per year in the first three years, $1.5 million per year in years four through seven and $1.6 million per year in years eight through ten. The related security deposit is $2.0 million for the first three years, $1.3 million for years four through seven and $670,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit. The lease term relating to the other floor commenced in March 2001, with rent of approximately $1.5 million per year in the first three years, $1.6 million per year in years four through seven and $1.7 million per year in years eight through ten. The related security deposit is $2.2 million for the first three years, $1.5 million for years four through seven and $747,000 for years eight through ten. At our option, we have provided the security deposit by a letter of credit.

      As of March 31, 2001, our principal commitments were approximately $33.7 million under various operating leases, of which $3.6 million is due in 2001. We do not currently expect that our principal commitments for the year ended December 31, 2001 will exceed $5.0 million in the aggregate.

      Although our revenue has increased from quarter to quarter, we have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. As a result, we have incurred significant net losses and negative cash flows from operations since inception, and as of March 31, 2001, had an accumulated deficit of $79.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

      In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick, we commenced a restructuring plan in order to streamline our operations. We recorded a charge for severance and other related expenses due to the restructuring of approximately $3.4 million in the first quarter of 2001, all of which is expected to be paid or charged against the assets directly by the end of 2001. We also recognized a non-cash compensation credit in the net amount of approximately $1.7 million associated with LivePerson employees who were terminated as part of our restructuring initiatives. The net non-cash compensation credit represents the reversal of approximately $3.2 million of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of approximately $1.5 million also in connection with the restructuring initiatives. Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.

      Our restructuring initiatives included the consolidation of our two San Francisco Bay area offices, a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001, intensified programs to reduce our working capital requirements and curtailment of our capital and marketing expenses, among other initiatives. We cannot assure you that through these efforts, without increased revenue, we will be able to generate positive cash flows from operations. Notwithstanding these efforts, we expect to continue to devote a substantial amount of our capital resources to support our sales, marketing, product development and customer service departments, our marketing efforts, and the infrastructure necessary to support the growth in our customer base and other general corporate activities. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by us in the fourth quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement has not impacted our financial statements as we do not use derivative instruments.

      In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a Web site. The consensus is effective for Web site development costs in quarters beginning after June 30, 2000. We initially adopted the guidance as described by Issue 00-2 in 2000, which has not materially impacted our results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

               RISK RELATED TO OUR POSSIBLE DELISTING FROM NASDAQ

      WE FACE POSSIBLE NASDAQ DELISTING WHICH WOULD RESULT IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND MAKE OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US.

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

      On April 30, 2001, we received a letter from The Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days. The letter stated that we must demonstrate compliance with Nasdaq's minimum bid rule by July 30, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful.

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

                          RISKS RELATED TO OUR BUSINESS

      WE HAVE A LIMITED OPERATING HISTORY AND EXPECT TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

      We have only a limited operating history providing the LivePerson services upon which to base an evaluation of our current business and future prospects. We began offering our services in November 1998 and we commenced offering the HumanClick service in October 2000; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as a leading application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only approximately two and one half years of historical financial data relating to the LivePerson services upon which to forecast revenue and results of operations.

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

      WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $79.3 MILLION AS OF MARCH 31, 2001 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

      We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future. We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson services), $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000 and $8.2 million for the quarter ended March 31, 2001. We had total revenue of less than $2.4 million for the quarter ended March 31, 2001, and less than $6.3 million and $620,000 in the years ended December 31, 2000 and 1999, respectively. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. The net non-cash compensation expense we recorded was a credit of $1.4 million for the quarter ended March 31, 2001 and a $13.2 million charge for the year ended December 31, 2000. As of March 31, 2001, our accumulated deficit was approximately $79.3 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

      WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

      Since the launch of our services in November 1998, we have grown rapidly, even in light of our recent restructuring initiatives. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we replaced our existing accounting and other back-office systems at a cost of approximately $1.2 million. The new systems are being integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant additional costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

      STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

      We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; and 90 employees at March 31, 2001. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; and 28 employees at March 31, 2001. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In the first quarter of 2001, in addition to conducting performance-related terminations, we commenced a restructuring plan pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counterparties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

      WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS AS WE EXPAND INTERNATIONALLY.

      In July 2000, we commenced operations in the United Kingdom. In addition, in October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time online customer service applications with more than 100,000 customers around the world and 27 employees at the date of acquisition. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

      IF WE DO NOT SUCCEED IN ATTRACTING NEW PERSONNEL OR RETAINING AND MOTIVATING OUR CURRENT PERSONNEL, OR IF WE ARE UNABLE TO OUTSOURCE CERTAIN FUNCTIONS, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE MATERIALLY AND ADVERSELY AFFECTED.

      We may be unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled senior managers and other employees with appropriate qualifications, such as employees combining customer service backgrounds with technical aptitude, and employees with experience developing scalable computer networks. Also, our recently announced workforce reductions may adversely affect the morale of, and our ability to retain, those employees who were not terminated. Because our stock price has suffered a significant decline, the stock options held by our employees and other equity-based compensation may have diminished effectiveness as employee retention devices. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected.

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

      Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have a common law trademark, "LivePerson", and three pending U.S. trademark applications. The U.S. Patent and Trademark Office has issued non-final office actions with respect to our trademark applications, requesting additional information and making refusals. However, no final determinations as to the registrability of the marks have been made. We have responded to the various office actions and as a result, our trademark application for "LivePerson Give Your Site A Pulse" has been approved for publication on the principal register. One of our other applications is for the use of the "LivePerson" trademark in the category of services. We have modified this application for registration on the supplemental register. Our remaining application is an "intent-to-use" application for the "LivePerson" trademark in the category of software. We have determined not to further pursue this application. Ultimately we may not be able to secure registration of any of our trademarks. In addition, we do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

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

      WE DEPEND ON THE CONTINUED VIABILITY OF THE INFRASTRUCTURE OF THE
INTERNET.

      To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients' sites (including the LivePerson or HumanClick pop-up dialogue windows) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not achieve profitability and our business, results of operations and financial condition will suffer.

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

      ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

      Provisions of our amended and restated certificate of incorporation, such as our staggered board of directors, the manner in which director vacancies may be filled and provisions regarding the calling of stockholder meetings, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, provisions of our amended and restated bylaws, such as advance notice requirements for stockholder proposals, and applicable provisions of Delaware law, such as the application of business combination limitations, could impose similar difficulties. Further, provisions of our amended and restated certificate of incorporation relating to directors, stockholder meetings, limitation of director liability, indemnification and amendment of the certificate of incorporation and bylaws may not be amended without the affirmative vote of not less than 66.67% of the outstanding shares of our capital stock entitled to vote generally in the election of directors (considered for this purpose as a single class) cast at a meeting of our stockholders called for that purpose. Our amended and restated bylaws may not be amended without the affirmative vote of at least 66.67% of our board of directors or without the affirmative vote of not less than 66.67% of the outstanding shares of our capital stock entitled to vote generally in the election of directors (considered for this purpose as a single class) cast at a meeting of our stockholders called for that purpose.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RATE FLUCTUATIONS

      Though March 31, 2001, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency for our operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

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

      (a) Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Use of Proceeds from Registered Securities

      On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters' discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of March 31, 2001, we have used approximately $14.9 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital, including $4.2 million of restricted cash in connection with the security deposits for our office leases, and invested the remainder in cash and cash equivalents and short-term marketable securities pending its use for other purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

      (a) No exhibits are filed as part of this report.

      (b) Reports on Form 8-K

      We filed a current report on Form 8-K (Items 5 and 7), dated January 11, 2001 and filed January 12, 2001, containing a press release which announced a restructuring initiative to streamline our operations. We filed a current report on Form 8-K (Item 5), dated February 5, 2001 and filed February 20, 2001, announcing the departure of our Executive Vice President (Worldwide Sales and Strategic Alliances). We filed a current report on Form 8-K (Item 5), dated March 8, 2001 and filed March 12, 2001, announcing the departure of our President and Chief Operating Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIVEPERSON, INC.
                                      (Registrant)


Date: May 15, 2001                    By: /s/ ROBERT P. LOCASCIO
                                          --------------------------------------
                                      Name:  Robert P. LoCascio
                                      Title: Chief Executive Officer
                                             (duly authorized officer)


Date: May 15, 2001                    By: /s/ TIMOTHY E. BIXBY
                                          --------------------------------------
                                      Name:  Timothy E. Bixby
                                      Title: President, Chief Financial Officer
                                             and Secretary
                                             (principal financial and accounting
                                              officer)