Form 10-Q
period 2001-06-30
LIVEPERSON INC
filed 2001-08-14
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-30141

LIVEPERSON, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

330 WEST 34TH STREET, 10TH FLOOR NEW YORK, NEW YORK 10001	10001

(Address of Principal Executive Offices)	(Zip Code)

(212) 918-2100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of August 8, 2001, there were 33,983,381 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2001
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2001	December 31, 2000

	(Unaudited)	(Note 1(B))
ASSETS

Current assets:
Cash and cash equivalents	$9,967	$20,449
Marketable securities	--	1,000
Accounts receivable, net	824	1,271
Prepaid expenses and other current assets	613	747

Total current assets	11,404	23,467
Property and equipment, net	10,833	12,883
Goodwill and other intangibles, net	6,828	8,291
Restricted cash related to leases	4,225	2,000
Security deposits	39	68
Deferred costs, net	--	291

Total assets	$33,329	$47,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$749	$1,126
Accrued expenses	2,979	1,446
Deferred revenue	327	615

Total current liabilities	4,055	3,187

Long-term deferred revenue	138	277
Deferred rent	353	304
Deferred gain on sale-leaseback	326	457

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2001 and December 31, 2000	--	--
Common stock, $.001 par value per share; 100,000,000 shares authorized, 33,983,381 shares issued and outstanding at June 30, 2001; 33,914,613 shares issued and outstanding at December 31, 2000	34	34
Additional paid-in capital	113,093	119,780
Deferred compensation	(1,059)	(5,872)
Accumulated deficit	(83,605)	(71,167)
Accumulated other comprehensive loss	(6)	--

Total stockholders’ equity	28,457	42,775

Total liabilities and stockholders’ equity	$33,329	$47,000

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.
LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$1,915	$1,326	$4,283	$2,100

Operating expenses:
Cost of revenue, exclusive of $(232) and $0 for the three months ended June 30, 2001 and 2000, respectively, and $(195) and $0 for the six months ended June 30, 2001 and 2000, respectively, reported below as non-cash compensation expense (credit)	2,144	2,039	4,826	3,229
Product development, exclusive of $(3) and $0 for the three months ended June 30, 2001 and 2000, respectively, and $(182) and $0 for the six months ended June 30, 2001 and 2000, respectively, reported below as non-cash compensation expense (credit)	883	2,151	2,135	3,918
Sales and marketing, exclusive of $64 and $179 for the three months ended June 30, 2001 and 2000, respectively, and $324 and $934 for the six months ended June 30, 2001 and 2000, respectively, reported below as non-cash compensation expense (credit)	1,178	3,791	3,294	7,217
General and administrative, exclusive of $(161) and $4,823 for the three months ended June 30, 2001 and 2000, respectively, and $96 and $10,023 for the six months ended June 30, 2001 and 2000, respectively, reported below as non-cash compensation expense (credit)	1,626	1,989	3,568	3,290
Amortization of goodwill and other intangibles	743	--	1,485	--
Non-cash compensation expense (credit), net	(332)	5,002	43	10,957
Non-cash compensation credit related to restructuring, net	--	--	(1,720)	--
Restructuring charge	117	--	3,508	--

Total operating expenses	6,359	14,972	17,139	28,611

Loss from operations	(4,444)	(13,646)	(12,856)	(26,511)

Other income (expense):
Other, net	61	--	66	--
Interest income	124	582	359	873
Interest expense	--	--	(7)	--

Total other income, net	185	582	418	873

Net loss	(4,259)	(13,064)	(12,438)	(25,638)
Non-cash preferred stock dividend	--	--	--	18,000

Net loss attributable to common stockholders	$(4,259)	$(13,064)	$(12,438)	$(43,638)

Basic and diluted net loss per common share	$(0.13)	$(0.47)	$(0.37)	$(2.48)

Weighted average shares outstanding used in basic and diluted net loss per common share calculation	33,992,277	27,969,434	33,972,180	17,597,169

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS. LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,438)	$(25,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense, net	43	10,989
Depreciation	1,642	731
Non-cash compensation credit related to restructuring, net	(1,720)	--
Non-cash portions of restructuring charge	855	--
Amortization of goodwill and other intangibles	1,485	--
Amortization of gain on sale-leaseback	(131)	--
Provision for doubtful accounts, net	601	65

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(177)	(329)
Prepaid expenses and other current assets	134	(467)
Security deposits	29	229
Accounts payable	(377)	2,705
Accrued expenses	1,533	658
Deferred revenue	(350)	464
Deferred rent	49	254

Net cash used in operating activities	(8,822)	(10,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(492)	(11,301)
Proceeds from sale of property and equipment	45	--
Purchase of investment securities available-for-sale	--	(40,272)
Sale of investment securities available-for-sale	1,000	5,000
Purchase of restricted cash related to leases	(2,225)	--
Additional cash paid for HumanClick acquisition	(22)	--

Net cash used in investing activities	(1,694)	(46,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock related to initial public offering	--	28,104
Net proceeds from issuance of Series A, B, C and D preferred stock and warrants to acquire common stock	--	17,918
Proceeds from issuance of common stock in connection with the exercise of warrants and options	38	542
Proceeds from issuance of common stock in connection with Employee Stock Purchase Plan	2	--
Deferred offering costs	--	140

Net cash provided by financing activities	40	46,704

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	--

Net decrease in cash and cash equivalents	(10,482)	(10,208)
Cash and cash equivalents at the beginning of the period	20,449	14,944

Cash and cash equivalents at the end of the period	$9,967	$4,736

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)        SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)        SUMMARY OF OPERATIONS

             LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995 under the name of Sybarite Interactive Inc. The Company, which commenced operations in 1996, changed its name to Live Person, Inc. in January 1999 and to LivePerson, Inc. in March 2000.  The Company is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.

             The Company’s primary revenue source is from the sale of the LivePerson services, which is conducted within one operating segment.  Prior to November 1998, when the LivePerson services were introduced, the Company provided services primarily related to Web-based community programming and media design.

(B)        UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

             The accompanying interim condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited.  In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2001 and the consolidated results of operations and cash flows for the interim periods ended June 30, 2001 and 2000.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date.

             Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company’s Form 10-K filed with the SEC on March 30, 2001.

(C)        RESTRICTED CASH AND LETTERS OF CREDIT

             The Company is contingently liable under standby letters of credit totaling $4,225 at June 30, 2001.  These letters of credit relate to the Company’s office space leases which are fully secured by certificates of deposits held by the Company.  Management does not expect any material losses to result from these off-balance-sheet instruments.  The fair value of these instruments is zero.  At June 30, 2001, long-term restricted cash of $4,225 consisted of security deposits held in certificates of deposit in connection with the lease of the Company’s principal executive offices.

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

             During 1998, the Company began offering the LivePerson services.  The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet.  The Company charges an initial non-refundable set-up fee, as well as a monthly fee for each operator access account (“seat”) using the LivePerson services.

             The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services.  Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the expected term of a client relationship.  This estimate may change in the future.  The Company does not charge an additional set-up fee if an existing client adds more seats.  Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer.

             In the first half of 2001, the Company began selling the LivePerson services directly via Internet download.  Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training, and administrative costs are minimal.

             The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for each seat using the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  The Company recognizes monthly service revenue fees as services are provided.  The Company’s service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.

             The Company also generates revenue from web hosting and call center referrals.  The Company recognizes commissions based on revenue generated from these referrals upon notification from the other party of sales attributable to LivePerson.  To date, revenues from commissions have not been material. Professional services revenue consists of training provided to customers.  Revenue is recognized when services are provided and collection of the resulting receivable is probable.  To date, revenue from professional services has not been material.

(E)        BASIC AND DILUTED NET LOSS PER SHARE

             The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share (“EPS”),” and SEC Staff Accounting Bulletin No. 98.  Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders.  The Company has included 20,229 shares of common stock in the calculation of basic and diluted net loss attributable to common stockholders for the three and six months ended June 30, 2001 which relate to certain options that were originally issued by HumanClick Ltd. (“HumanClick”) for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000 (see note 3). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

             Diluted net loss per common share for the three and six month periods ending June 30, 2001 and 2000 does not include the effects of options to purchase 6,478,170 and 5,709,145 shares of common stock, respectively, and warrants to purchase 457,030 and 542,968 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

(F)        RECENT ACCOUNTING PRONOUNCEMENTS

             In June 1998, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued and, as amended by SFAS No. 137, was adopted by the Company in the fourth quarter of 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  The adoption of this statement has not impacted the Company’s financial statements as it does not use derivative instruments.

             In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs,” which provided guidance on when to capitalize versus expense costs incurred to develop a Web site.  The consensus is effective for Web site development costs in quarters beginning after June 30, 2000.  The Company initially adopted the guidance as described by Issue 00-2 in 2000, which has not materially impacted the Company’s results of operations.

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

             The Company is required to adopt the provisions of SFAS No. 141 immediately  and SFAS No. 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

             SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

             In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

             As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5,338, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $619 and $1,485 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(2)        BALANCE SHEET COMPONENTS

             Property and equipment is stated at cost and is summarized as follows:

	June 30, 2001	December 31, 2000

	(Unaudited)

Computer equipment and software	$11,239	$11,528
Furniture, equipment and building improvements	3,167	3,509

	14,406	15,037
Less accumulated depreciation	3,573	2,154

Total	$10,833	$12,883

             Accrued expenses consist of the following:

	June 30, 2001	December 31, 2000

	(Unaudited)

Professional services and consulting fees	$235	$244
Payroll and related costs	288	126
Employee stock purchase plan payable	3	43
Sales commissions	153	426
Equipment lease payments	832	557
Restructuring charge (see note 4)	1,057	--
Other	411	50

Total	$2,979	$1,446

(3)        ACQUISITIONS

             On October 12, 2000, the Company acquired HumanClick Ltd., a private company organized under the laws of the State of Israel.  The functional currency for HumanClick is the U.S. dollar.  This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of HumanClick were included in the Company’s consolidated results of operations from the date of acquisition.  In connection with the transaction, LivePerson assumed HumanClick’s outstanding stock options which remain outstanding as options to purchase shares of LivePerson’s common stock.

             The purchase price was $9,678, which included the issuance of 4,238,405 shares of the Company’s common stock valued at $9,143 and acquisition costs of $263.  Of the 4,238,405 shares issued, 1,564,298 are subject to a repurchase option by the Company if two of the former shareholders of HumanClick are no longer employed by HumanClick under certain circumstances prior to October 12, 2003.  The price pursuant to which the Company may repurchase such shares is equal to the lesser of the 30-day average price per share of the Company’s common stock prior to the termination of employment, and $7 per share.  One-third of the stock subject to the repurchase option shall be released from the Company’s repurchase option on each of October 12, 2001, 2002 and 2003.  In addition, options to purchase shares of HumanClick’s common stock were exchanged for options to purchase approximately 262,000 shares of the Company’s common stock.  The fair value of the options, amounting to $265, was included in the purchase price.  This amount excludes the intrinsic value of the unvested options at the date of acquisition, amounting to $272, which was also included in the purchase price; however, such amount was allocated to deferred compensation in accordance with FIN No. 44, and is being amortized over the remaining vesting periods.

             Of the purchase price, $474 was allocated to net tangible assets.  The historical carrying amounts of such net tangible assets approximated their fair values.  The purchase price in excess of the fair value of the net tangible liabilities assumed, in the amount of $8,932, was allocated to goodwill and intangible assets and is being amortized on a straight-line basis over an expected period of benefit of three years.

             The allocation of the purchase price in connection with the HumanClick acquisition is as follows:

Current assets, primarily receivables	$627
Property and equipment	95
Goodwill and other intangible assets	8,932
Liabilities assumed, net	(248)
Deferred compensation	272

$9,678

             The following unaudited pro forma consolidated financial information gives effect to the acquisition of HumanClick, as if the acquisition occurred at the beginning of each of the periods presented, by consolidating the results of operations of HumanClick with the results of the Company for the three and six months ended June 30, 2001 and 2000.  The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$1,915	$1,326	$4,283	$2,100
Net loss attributable to common stockholders	$(4,259)	$(14,247)	$(12,438)	$(46,004)
Net loss per share-basic and diluted	$(0.13)	$(0.44)	$(0.37)	$(2.10)
Weighted average basic and diluted shares outstanding	33,992,277	32,228,068	33,972,180	21,855,803

(4)        RESTRUCTURING

             In the first quarter of 2001, following a review of the Company’s business in connection with its acquisition of HumanClick, the Company commenced restructuring initiatives to streamline its operations, including the consolidation of its two San Francisco Bay area offices.  The restructuring resulted in a reduction of the Company’s workforce by approximately 90 people as of the end of the first quarter of 2001. For the three and six months ended June 30, 2001, the Company recorded a charge of approximately $117 and $3,508, respectively, for severance and other expenses related to the restructuring.  For the three and six months ended June 30, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $0 and $1,720, respectively, associated with LivePerson employees who were terminated as part of the Company’s restructuring initiatives.  The net non-cash compensation credit of $1,720 for the six months ended June 30, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company’s restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.  The allocation of the restructuring charge as of June 30, 2001 is as follows:

	Balance as of January 1, 2001	Provision for the six months ended June 30, 2001	Utilization for the six months ended June 30, 2001	Balance as of June 30, 2001

Severance	$--	$1,503	$(1,503)	$--
Contract terminations	--	1,057	--	1,057
Write-off of fixed assets	--	855	(855)	--
Other	--	93	(93)	--

Total	--	3,508	(2,451)	1,057
Non-cash compensation credit, net	--	(1,720)	1,720	--

Net restructuring charge	$--	$1,788	$(731)	$1,057

(5)        STOCK OPTIONS

             During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”).  Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

             The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”).  Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate.  Options to acquire common stock granted thereunder have 10 year terms.  Pursuant to the provisions of the 2000 Plan, the share reserve was automatically increased on the first trading day in January 2001 by approximately 1,020,000 shares (three percent of the total number of shares of common stock outstanding on the last trading day in December 2000).  As of June 30, 2001, approximately 11,020,000 shares of common stock were reserved for issuance under the 2000 Plan.

             In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.

             During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period.  The Company is receiving subscription revenue from the client over the two-year period based on the number of seats the client is using.  There is no minimum guarantee.  This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of 3 years from the date of grant.  The Company accounted for this option in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company’s common stock as of each balance sheet date.  The $566 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86 for the period from May 1999 through December 1999, which was recorded as net deferred cost on the Company’s December 31, 1999 balance sheet.  The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value.  This cost was ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable.  As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 was offset against the $27 of revenue recognized from the client in 1999, and the remaining $62 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

             In February 2000, the Company amended the option agreement with the client whereby the option became fully vested and immediately exercisable.  The client exercised the option in May 2000.  However, the client was precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets were met, May 19, 2001.  The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which was ratably amortized over the remaining service period of approximately fifteen months because the vesting of the option did not affect the Company’s obligation under the service agreement.  In addition, the ratable amortization of the remaining deferred cost of $1,014 was recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense which was reflected as a non-cash compensation expense in the Company’s statement of operations.  The Company amortized $723 of the deferred costs during the year ended December 31, 2000, of which $59 was offset against the $59 of revenue recognized from the client.  The remaining $664 of sales and marketing expense was included in non-cash compensation expense in the Company’s 2000 statement of operations.

             As of March 31, 2001, the Company determined that it was unlikely that the client would meet the remaining revenue requirements under the agreement. Accordingly, the Company has amortized the remaining deferred cost of $291 during the three months ended March 31, 2001, of which $54 was offset against the $54 of revenue recognized from the client.  The remaining $237 of sales and marketing expense was included in non-cash compensation expense in the Company’s statement of operations for the quarter ended March 31, 2001.

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

             The net non-cash compensation amounts for the three and six months ended June 30, 2001 consist of:

	Three months ending June 30, 2001	Six months ending June 30, 2001

May 1999 option granted to a client (discussed above)	$0	$237
Amortization	470	608
Acceleration of deferred compensation charges related to certain employee terminations	206	206
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	(1,008)	(1,008)

	$(332)	$43

             The net non-cash compensation amounts for the three and six months ended June 30, 2001 exclude the net non-cash compensation credit of $0 and $1,720, respectively, related to the Company’s restructuring initiatives in the first quarter of 2001, discussed in note 4 above.

             The aggregate amount of unamortized deferred compensation reversed against paid-in capital in the three and six months ended June 30, 2001 was approximately $0 and $2,609, respectively, in connection with the forfeitures of options associated with the Company’s employees whose employment was terminated as part of the Company’s restructuring initiatives in the first quarter of 2001.

             The aggregate amount of unamortized deferred compensation reversed against paid-in capital in the three and six months ended June 30, 2001 was approximately $328 and $328, respectively, in connection with the forfeitures of options associated with the Company’s employees whose employment was terminated in the second quarter of 2001.

             The net non-cash compensation expense of $5,002 and $10,957 for the three and six months ending June 30, 2000 includes $179 and $296, respectively, related to the May 1999 option granted to a client (discussed above), $4,823 and $10,022, respectively, of amortization expense, and $0 and $639, respectively, of charges related to acceleration of vesting of certain employee options in connection with the termination of the employment of those employees.

(6)        COMMITMENTS AND CONTINGENCIES

             The Company leases facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the three and six months ended June 30, 2001 was approximately $895 and $2,068, respectively, and for the three and six months ended June 30, 2000 was $358 and $716, respectively.

             In March 2000, the Company entered into a lease for two floors at a location in New York City.  The lease term with respect to one floor commenced in April 2000, with rent of approximately $1,400 per year in the first three years, $1,500 per year in years four through seven and $1,600 per year in years eight through ten.  The related security deposit is $2,000 for the first three years, $1,300 for years four through seven and $670 for years eight through ten.  At the Company’s option, the Company provided the security deposit by a letter of credit (see note 1(c)).  The lease term relating to the other floor commenced in March 2001, with rent of approximately $1,500 per year in the first three years, $1,600 per year in years four through seven and $1,700 per year in years eight through ten.  The related security deposit is $2,225 for the first three years, $1,500 for years four through seven and $747 for years eight through ten.  At the Company’s option, the Company provided the security deposit by a letter of credit (see note 1(c)).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.  STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE SUCH STATEMENTS TO DIFFER MATERIALLY FROM ACTUAL FUTURE EVENTS OR RESULTS.  ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO.  OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION ENTITLED “—RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

RECENT EVENTS

             On July 31, 2001, we received a letter from The Nasdaq Stock Market, Inc., containing a Nasdaq Staff Determination that we failed to comply with Nasdaq’s minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5), and that our common stock is, therefore, subject to delisting from the Nasdaq National Market.

             On August 6, 2001, Nasdaq granted our request for a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination concerning the minimum bid price requirement.  According to Nasdaq procedures, the hearing date has been set for September 13, 2001, and our common stock will continue to trade on the Nasdaq National Market pending the Panel’s decision.  There can be no assurance that we will prevail in our appeal for continued listing.

             Our Board of Directors has called a Special Meeting of Stockholders for September 11, 2001 to vote upon an amendment to our Fourth Amended and Restated Certificate of Incorporation which would effect a one-for-fifteen reverse stock split of our issued and outstanding common stock.  The principal purpose of the reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq.  If the proposed amendment is approved by our stockholders, our Board of Directors will have the authority, without further stockholder approval, to effect the reverse split, pursuant to which each of our presently outstanding shares of common stock would be exchanged for new shares of common stock in an exchange ratio of one new share for every fifteen old shares.  Our Board of Directors would also have the authority to determine the exact timing of the reverse split, which may occur at any time on or prior to October 31, 2001, or to decide to not proceed with the reverse split, without further stockholder approval. The timing of the reverse split, or the decision to not proceed with the reverse split, will be determined in the judgment of our Board of Directors.  Our Board of Directors believes that the reverse split is likely to result in the bid price of our common stock increasing over the $1.00 per share minimum bid price required by Nasdaq.  However, there can be no assurance that after effectuating the reverse split, we will meet the minimum bid price or other requirements of Nasdaq for continued inclusion of our common stock for quotation on the Nasdaq National Market.

OVERVIEW

             LivePerson is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.  We offer our proprietary real-time interaction technology as an outsourced service.  We currently generate revenue from the sale of our LivePerson services, which enable our clients to communicate directly with Internet users via text-based chat, and to a lesser extent from related professional services.  With the LivePerson chat service, our clients can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users’ online shopping experience.

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

             On October 12, 2000, we acquired HumanClick Ltd., a private company organized under the laws of Israel.  The purchase price was $9.7 million, which included the issuance of 4,238,405 shares of our common stock valued at $9.1 million and acquisition costs of $263,000.

             In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick Ltd. in 2000, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices.  The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001.  For the three and six months ended June 30, 2001, we recorded a charge of approximately $117,000 and $3.5 million, respectively, for severance and other expenses related to the restructuring.  For the three and six months ended June 30, 2001, we also recognized a non-cash compensation credit in the net amount of $0 and approximately $1.7 million, respectively, associated with LivePerson employees who were terminated as part of our restructuring initiatives.  The net non-cash compensation credit of $1.7 million represents the reversal of approximately $3.2 million of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of approximately $1.5 million also in connection with the restructuring initiatives.  Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.

REVENUE

             With respect to the LivePerson services, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each operator access account, which we refer to as a “seat.” Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services.  Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship.  As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in the three and six months ended June 30, 2001, revenue attributable to our monthly service fee accounted for 91% and 88%, respectively, of total LivePerson services revenue of approximately $1.7 million and $3.8 million, respectively.  In addition, because we expect the aggregate number of seats to continue to grow, we expect the set-up fee to represent a decreasing percentage of total revenue over time.  We do not charge an additional set-up fee if an existing client adds more seats.  Our service agreements typically have no termination date and are terminable by either party upon 30 to 60 days’ notice without penalty.  We recognize monthly service revenue fees and professional service fees as services are provided.  Professional service fees consist of training provided to customers.  Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client.  This lag has generally ranged from one day to 30 days.

             In the first half of 2001, we began selling the LivePerson services directly via Internet download.  Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal.  We recognize monthly service revenue fees from Internet downloads as services are provided.

             We also have contractual arrangements that complement our direct sales force and our online sales efforts.  These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals.  Aggregate commissions generated under such agreements to date, as a percentage of total LivePerson services revenue, have not been material, although we expect such commissions to increase in both absolute terms and as a percentage of total LivePerson services revenue over time.

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

OPERATING EXPENSES

             Our cost of revenue associated with programming activity consisted primarily of the personnel expenses associated with outsourced programming and design.  We no longer incurred these costs as of December 1998.  We began developing the LivePerson services in the third quarter of 1998.  We did not allocate development costs of the LivePerson services separately.  Accordingly, since November 1998, our cost of revenue has principally been associated with the LivePerson services and has consisted of:

•            compensation costs relating to employees who provide customer service to our clients;

•            compensation costs relating to our network support staff;

•            allocated occupancy costs and related overhead; and

•            the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services,              third-party network monitoring and depreciation of certain hardware and software.

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

             In the six months ended June, 30, 2001, we increased our allowance for doubtful accounts to $1,178,000 from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections.  We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts.  We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

             As of March 31, 2001, we determined that it was unlikely that Network Commerce would meet the remaining revenue requirements under the agreement. Accordingly, we amortized the remaining deferred cost of $291,000 during the three months ended March 31, 2001, of which $54,000 was offset against the $54,000 of revenue recognized from Network Commerce.  The remaining $237,000 of sales and marketing expense was included in non-cash compensation expense in our statement of operations for the quarter ended March 31, 2001.

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

             Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, net non-cash compensation credit of $332,000 and expense of $43,000 for the three and six months ended June 30, 2001, respectively, includes $0 and $237,000, respectively, related to the May 1999 option granted to Network Commerce (discussed above), $470,000 and $608,000, respectively, of amortization expense, $206,000 and $206,000, respectively, of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and $1.0 million and $1.0 million, respectively, of credits due to the reversal of previously recognized deferred compensation due to the forfeitures of employee stock options in connection with the termination of the employment of certain employees.  The aggregate amount of unamortized deferred compensation reversed against paid-in capital in the three and six months ended June 30, 2001 in connection with the forfeitures of options associated with LivePerson employees who were terminated as part of our restructuring initiatives in first quarter was $0 and approximately $2.6 million, respectively, and in connection with the forfeitures of options associated with LivePerson employees who were terminated in the second quarter was $328,000 and $328,000, respectively.

             We recorded net non-cash compensation expense of approximately $5.0 million and $11.0 million for the three and six months ending June 30, 2000 which includes $179,000 and $296,000, respectively, related to the May 1999 option granted to a client (discussed above), $4.8 million and $10.0 million, respectively, of amortization expense, and $0 and $639,000, respectively, of charges related to acceleration of vesting of certain employee options in connection with the termination of the employment of those employees.

RESULTS OF OPERATIONS

             Due to our limited operating history and our acquisition of HumanClick in October 2000, we believe that comparisons of our operating results for the three and six month periods ended June 30, 2001 and 2000 with each other or those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

             REVENUE.  Total revenue increased to $1.9 million and $4.3 million in the three and six months ended June 30, 2001, respectively, from $1.3 million and $2.1 million in the three and six months ended June 30, 2000, respectively.  This increase was due to the introduction of a new range of products, and to increased marketing efforts of the LivePerson services, increased market acceptance of our services and increased sales generated by LivePerson’s sales force, and to a lesser extent, client attrition, which accelerates the recognition of client set-up fees which had been recorded as deferred revenue of approximately $50,000 and $216,000 in the three and six months ended June 30, 2001.  We cannot assure that we will achieve similar growth, if any, in future periods.

             COST OF REVENUE.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead.  Cost of revenue increased to $2.1 million and $4.8 million in the three and six months ended June 30, 2001 from $2.0 million and $3.2 million in the comparable periods in 2000.  This increase was primarily attributable to costs associated with supporting our infrastructure, including certain equipment leases.

             PRODUCT DEVELOPMENT.  Our product development expenses consist primarily of compensation and related expenses for product development personnel.  Product development costs decreased to $883,000 and $2.1 million for the three and six months ended June 30, 2001 from $2.2 million and $3.9 million in the comparable periods in 2000.  This decrease was primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

             SALES AND MARKETING.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses.  Sales and marketing expenses decreased to $1.2 million and $3.3 million in the three and six months ended June 30, 2001, from $3.8 million and $7.2 million in the comparable periods in 2000.  This decrease was primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

             GENERAL AND ADMINISTRATIVE.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel.  General and administrative expenses decreased to $1.6 million in the three months ended June 30, 2001 from $2.0 million in the comparable period in 2000.  This decrease was primarily attributable to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements. General and administrative expenses increased to $3.6 million in the six months ended June 30, 2001 from $3.3 million in the comparable period in 2000. This increase was due primarily to an increase in occupancy and related costs and, to a lesser extent, to insurance, professional fees, depreciation and an increase in our allowance for doubtful accounts.

             AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES.  Amortization expense of $743,000 and $1.5 million in the three and six months ended June 30, 2001, respectively, relates to goodwill and other intangibles recorded as a result of our acquisition of HumanClick in October 2000.

             NON-CASH COMPENSATION EXPENSE (CREDIT), NET.  Non-cash compensation primarily consists of amortization of deferred stock-based compensation.  Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options.  We recorded a non-cash compensation credit of $332,000 and an expense of $43,000 in the three and six months ended June 30, 2001, a decrease from expenses of $5.0 million and $11.0 million in the comparable periods in 2000.  This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in the second quarter of 2001 as well as employees whose employment was terminated as part of our restructuring initiatives in the first quarter of 2001.

             OTHER INCOME.  Interest income was $124,000 and $359,000 for the three and six months ended June 30, 2001, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering and preferred stock issuances.  Interest expense was $0 and $7,000 in the three and six months ended June 30, 2001, respectively.  Other income for the three and six months ended June 30, 2000 was $582,000 and $873,000, respectively.

             NET LOSS.  Our net loss decreased to $4.3 million and $12.4 million for the three and six months ended June 30, 2001, respectively, from $13.0 million and $25.6 million for the comparable periods in 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

             Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock.  Through June 30, 2001, we have raised a total of $69.5 million in aggregate net proceeds.  As of June 30, 2001, we had approximately $10.0 million in cash and cash equivalents and marketable securities, a decrease of $11.5 million from December 31, 2000.  We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.  In March 2000, we entered into a letter of credit, which serves as the security deposit for a portion of our lease of office space, in an aggregate amount of $2.0 million for 2000.  We entered into an additional letter of credit for $2.2 million in March 2001 in connection with the other portion of our March 2000 lease of office space.  These are reflected as restricted cash on our condensed consolidated balance sheets.

             Net cash used in operating activities was $8.8 million for the six months ended June 30, 2001 and consisted primarily of net operating losses, non-cash items related to our restructuring initiatives and an increase in accounts receivable and a decrease in accounts payable and deferred revenue, partially offset by an increase in accrued expenses, depreciation and amortization expenses.  Net cash used in operating activities was $10.3 million for the six months ended June 30, 2000 and consisted primarily of net operating losses, partially offset by an increase in non-cash compensation expense, accounts payable and accrued expenses.

             Net cash used in investing activities was $1.7 million in the six months ended June 30, 2001 and was due to the purchase of restricted cash and the purchase of fixed assets, offset by the sale of “available-for-sale” investment securities.  Net cash used in investing activities was $46.6 million for the six months ended June 30, 2000 and was due to the purchase of fixed assets and the purchase of short-term “available-for-sale” investments.

             Net cash provided by financing activities was $40,000 for the six months ended June 30, 2001 and was primarily attributable to proceeds from the issuance of common stock in connection with the exercise of options.  Net cash provided by financing activities was $46.7 million for the six months ended June 30, 2000 and was primarily attributable to proceeds from our initial public offering and the sale of our series D convertible preferred stock.

             We lease facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require us to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the six months ended June 30, 2001 and 2000 was approximately $2.1 million and $716,000, respectively.

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

             As of June 30, 2001, our principal commitments were approximately $32.7 million under various operating leases, of which $2.6 million is due in 2001.  We do not currently expect that our principal commitments for the year ended December 31, 2001 will exceed $5.0 million in the aggregate.

             We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs.  As a result, we have incurred significant net losses and negative cash flows from operations since inception, and as of June 30, 2001, had an accumulated deficit of $83.6 million.  These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

             In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick, we commenced a restructuring plan in order to streamline our operations.  We recorded a charge for severance and other related expenses due to the restructuring of approximately $3.5 million in the six months ended June 30, 2001, all of which is expected to be paid or charged against the assets directly by the end of 2001.  We also recognized a non-cash compensation credit in the net amount of approximately $1.7 million associated with LivePerson employees who were terminated as part of our restructuring initiatives.  The net non-cash compensation credit represents the reversal of approximately $3.2 million of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of approximately $1.5 million also in connection with the restructuring initiatives.  Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.

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

             We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements through the end of the second quarter of 2002.  However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing.  We cannot assure you that additional funding will be available on favorable terms, when needed, if at all.  If we are unable to obtain any necessary additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results.  In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products.

RECENTLY ISSUED ACCOUNTING STANDARDS

             In June 1998, Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued and, as amended by SFAS No. 137, was adopted by us in the fourth quarter of 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  The adoption of this statement has not impacted our financial statements as we do not use derivative instruments.

             In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, “Accounting for Web Site Development Costs,” which provided guidance on when to capitalize versus expense costs incurred to develop a Web site.  The consensus is effective for Web site development costs in quarters beginning after June 30, 2000.  We initially adopted the guidance as described by Issue 00-2 in 2000, which has not materially impacted our results of operations.

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

             We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002.  Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

             SFAS No. 141 will require upon adoption of SFAS No. 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

             In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test.  In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

             As of the date of adoption, we expect to have unamortized goodwill in the amount of $5.3 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $619,000 and $1.5 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR POSSIBLE DELISTING FROM NASDAQ

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

             On July 31, 2001, we received a letter from The Nasdaq Stock Market, Inc., containing a Nasdaq Staff Determination that we failed to comply with Nasdaq’s minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5), and that our common stock is, therefore, subject to delisting from the Nasdaq National Market.

             On August 6, 2001, Nasdaq granted our request for a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination concerning the minimum bid price requirement.  According to Nasdaq procedures, the hearing date has been set for September 13, 2001, and our common stock will continue to trade on the Nasdaq National Market pending the Panel’s decision.  There can be no assurance that we will prevail in our appeal for continued listing.

             If a delisting from the Nasdaq National Market were to occur, shares of our common stock would likely trade on the Nasdaq SmallCap Market, or in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC or on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the Nasdaq listing requirements.  Such alternative trading markets are generally considered less efficient than the Nasdaq National Market.  Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be reduced.  These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

             In addition, if our common stock is not listed on the Nasdaq National Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended.  That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors.  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.  Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

             OUR PROPOSED ONE-FOR-FIFTEEN REVERSE STOCK SPLIT OF OUR COMMON STOCK MAY NOT PREVENT OUR DELISTING FROM NASDAQ AND COULD ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK.

             Our Board of Directors has called a Special Meeting of Stockholders for September 11, 2001 to vote upon an amendment to our Fourth Amended and Restated Certificate of Incorporation which would effect a one-for-fifteen reverse stock split of our issued and outstanding common stock.  The principal purpose of the reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq.

             We cannot assure you that the reverse split will increase the market price of our common stock by a multiple of fifteen or result in any permanent increase in the market price (which is dependent upon many factors, including, but not limited to, our business and financial performance and prospects). Should the market price of our common stock decline after the reverse split, the percentage decline may be greater than would otherwise occur had the reverse split not been effectuated.

             We cannot assure you that after effectuating the reverse split, we will meet the minimum bid price or other requirements of Nasdaq for continued inclusion of our common stock for quotation on the Nasdaq National Market. Furthermore, we cannot assure you that any appeal of a decision to delist our common stock would be successful or that the reverse split would prevent our common stock from being forced to trade on the Nasdaq SmallCap Market, the OTC Bulletin Board or in the “pink sheets.” Therefore, there can be no assurance that after the reverse split, trading in our common stock will be efficient or that we will not be subject to Rule 15g-9.  Also, the possibility exists that liquidity in the market price of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse split. In addition, the reverse split will increase the number of stockholders who own odd-lots (less than 100 shares). Stockholders who hold odd-lots generally experience an increase in the cost of selling their shares, as well as greater difficulty in effecting such sales.

             Assuming the reverse split occurred on August 8, 2001, and subject to adjustment resulting from cash payments by LivePerson in lieu of fractional shares, our shares of common stock available for future issuance would increase from 66,016,619 to 97,734,442 (excluding shares of common stock issuable (i) upon the exercise of outstanding options under our 2000 Stock Incentive Plan and (ii) upon the exercise of outstanding warrants to purchase common stock), which may be issued by our Board of Directors in its discretion. If we issue additional shares subsequent to the reverse split, the dilution to the ownership interest of our existing stockholders may be greater than would otherwise occur had the reverse split not been effectuated.

             Finally, the increased proportion of authorized but unissued shares to issued shares could, under certain circumstances, have anti-takeover effects (for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of LivePerson with another company).

RISKS RELATED TO OUR BUSINESS

             WE HAVE A LIMITED OPERATING HISTORY AND EXPECT TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

             We have only a limited operating history providing the LivePerson services upon which to base an evaluation of our current business and future prospects. We began offering our services in November 1998 and we commenced offering the HumanClick service in October 2000; accordingly, the revenue and income potential of our business and the related market are unproven.  As a result of our limited operating history as a leading application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only two and three quarter years of historical financial data relating to the LivePerson services upon which to forecast revenue and results of operations.

             In addition, because this market is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing in us, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets.  These risks include our ability to:

•            attract more clients and retain existing clients;

•            sell additional seats for LivePerson Chat, which generate monthly fees, and other services to our existing clients;

•            increase or maintain current pricing levels for our services;

•            effectively market and maintain our brand name;

•            respond effectively to competitive pressures;

•            continue to develop and upgrade our technology; and

•            attract, integrate, retain and motivate qualified personnel.

             If we are unsuccessful in addressing some or all of these risks, our business, financial condition and results of operations would be materially and adversely affected.

             WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $83.6 MILLION AS OF JUNE 30, 2001 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

             We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future.  We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson services), $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000 and $12.4 million for the six months ended June 30, 2001.  We had total revenue of less than $4.3 million for the six months ended June 30, 2001, and less than $6.3 million and $620,000 in the years ended December 31, 2000 and 1999, respectively.  Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million.  The net non-cash compensation expense we recorded was a credit of $1.7 million for the six months ended June 30, 2001 and a $13.2 million charge for the year ended December 31, 2000.  As of June 30, 2001, our accumulated deficit was approximately $83.6 million.  Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.  Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

             WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS TO EXECUTE OUR BUSINESS STRATEGY AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

             We believe that our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to fund our working capital and capital expenditure requirements through the end of the second quarter of 2002. To the extent that we require additional funds to support our operations or the expansion of our business, or to pay for acquisitions, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions.  In the past, we have obtained financing principally through the sale of preferred stock, common stock and warrants.  If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock.  The terms of any debt securities could impose restrictions on our operations.  If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution.  We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us.  If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.  Those limitations would materially and adversely affect our business, results of operations and financial condition.

             WE HAVE AN UNPROVEN BUSINESS MODEL AND MAY NOT GENERATE SUFFICIENT REVENUE FOR OUR BUSINESS TO SURVIVE.

             Our business model is based on the delivery of real-time sales and customer service technology and related services to companies doing business on the Internet, a largely untested business.  Sales and customer service historically have been provided primarily in person or by telephone.  Our business model assumes that companies doing business on the Internet will choose to provide sales and customer service via the Internet.  Our business model also assumes that many companies will recognize the benefits of an outsourced application, that Internet users will choose to engage a customer service representative in a live text-based interaction, that this interaction will maximize sales opportunities and enhance the online shopping experience and that companies will seek to have their online sales and customer service technology provided by us.  If any of these assumptions is incorrect, our business may be harmed.  In addition, we recently began offering the LivePerson services via Internet download, which is an unproven model for the delivery of our services.

             WE EXPECT THAT A SUBSTANTIAL MAJORITY OF OUR REVENUE WILL COME FROM THE LIVEPERSON CHAT SERVICE FOR THE FORESEEABLE FUTURE AND IF WE ARE NOT SUCCESSFUL IN SELLING THIS SERVICE, OUR REVENUE WILL NOT INCREASE AND MAY DECLINE.

             The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat.  We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology.  Our revenue in the second quarter of 2001 was less than in the first quarter of 2001, and we cannot assure you that we will experience any future revenue growth.  A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

             THE SUCCESS OF OUR BUSINESS REQUIRES THAT CLIENTS CONTINUE TO USE THE LIVEPERSON SERVICES AND PURCHASE ADDITIONAL SEATS.

             Our LivePerson services agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty.  If a significant number of our clients, or any one client with a significant number of seats, were to terminate these services agreements, reduce the number of seats purchased or fail to purchase additional seats, our results of operations may be negatively and materially affected.  Our client retention rates have recently declined as a result of a number of factors, including competition, consolidation in the Internet industry and termination of operations by certain of our clients.  Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service.  We depend on monthly fees from the LivePerson services for substantially all our revenue.  If our retention rate declines further, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources.  Further, because of the historically small number of seats sold in initial orders, we depend on sales to new clients and sales of additional seats to our existing clients.

             OUR QUARTERLY REVENUE AND OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

             We expect our quarterly revenue and operating results to fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•            market acceptance by companies doing business on the Internet of real-time sales and customer service technology;

•            our clients’ business success;

•            our clients’ demand for seats and our other services;

•            our ability to attract and retain clients;

•            the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including              those related to acquisitions;

•            the introduction of new services by us or our competitors; and

•            changes in our pricing policies or the pricing policies of our competitors.

             Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•            seasonal factors affecting our clients’ businesses;

•            economic conditions specific to the Internet, electronic commerce and online media; and

•            general economic conditions.

             Many of our clients’ businesses are seasonal.  Our clients’ demand for real-time sales and customer service technology in general and their demand for seats and our other services, in particular, may be seasonal as well.  As a result, our future revenue and profits may vary from quarter to quarter.

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

             STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

             We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; and 95 employees at June 30, 2001.  In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; and 28 employees at June 30, 2001.  Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources.  To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees.  In the first quarter of 2001, in addition to conducting performance-related terminations, we commenced a restructuring plan pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes.  We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future.  If the size of our staff is significantly reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints.  For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counterparties, or to expand and improve our service offerings.  It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace.  Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures.  Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

             OUR BUSINESS IS DEPENDENT ON A FEW KEY EMPLOYEES, INCLUDING OUR CHIEF EXECUTIVE OFFICER, ROBERT P. LOCASCIO.

             Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer.  The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition.  In addition, in the past nine months, four of the members of our senior management team (our Chief Technology Officer, Chief Operating Officer, Executive Vice President for Worldwide Sales and Strategic Alliances, and our President/Chief Operating Officer) left LivePerson.  Timothy E. Bixby, our Chief Financial Officer, has assumed the additional position of President.  Although we do not believe that changes in our senior management team have materially harmed our business, they have distracted us from other important tasks, and we cannot assure you that we will be able to successfully integrate newly-hired senior managers who will work together successfully with our existing management team.

             IF WE DO NOT SUCCESSFULLY INTEGRATE POTENTIAL FUTURE ACQUISITIONS, OUR BUSINESS COULD BE HARMED.

             In the future, we may acquire or invest in complementary companies, products or technologies.  Acquisitions and investments involve numerous risks to us, including:

•            difficulties in integrating operations, technologies, products and personnel with LivePerson;

•            diversion of financial and management resources from efforts related to the LivePerson services or other then-existing              operations; risks of entering new markets beyond providing real-time sales and customer service technology        for              companies doing business on the Internet;

•            potential loss of either our existing key employees or key employees of any companies we acquire; and

•            our inability to generate sufficient revenue to offset acquisition or investment costs.

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

             We may be unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future.  We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled senior managers and other employees with appropriate qualifications, such as employees combining customer service backgrounds with technical aptitude, and employees with experience developing scalable computer networks.  Also, our workforce reductions announced in the first quarter of 2001 may adversely affect the morale of, and our ability to retain, those employees who were not terminated.  Because our stock price has suffered a significant decline, the stock options held by our employees and other equity-based compensation may have diminished effectiveness as employee retention devices.  If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected.

             OUR REPUTATION DEPENDS, IN PART, ON FACTORS WHICH ARE ENTIRELY OUTSIDE OF OUR CONTROL.

             Our services appear as a LivePerson-branded, a HumanClick-branded or a custom-created icon on our clients’ Web sites.  The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees.  As a result, we have no way of controlling the actions of these operators.  In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee.  If an Internet user were to have a negative experience in a LivePerson-powered or HumanClick-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business.  Finally, we believe the success of our services depend on the prominent placement of the icon on the client’s Web site, over which we also have no control.

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

             WE ARE DEPENDENT ON TECHNOLOGY SYSTEMS THAT ARE BEYOND OUR CONTROL.

             The success of the LivePerson services depends in part on our clients’ online services as well as the Internet connections of visitors to their Web sites, both of which are outside of our control.  As a result, it may be difficult to identify the source of problems if they occur.  In the past, we have experienced problems related to connectivity which have resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service.  The LivePerson services rely both on the Internet and on our connectivity vendors for data transmission.  Therefore, even when connectivity problems are not caused by the LivePerson services, our clients or Internet users may attribute the problem to us.  This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

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

             TECHNOLOGICAL DEFECTS COULD DISRUPT OUR SERVICES, WHICH COULD HARM OUR BUSINESS AND REPUTATION.

             We face risks related to the technological capabilities of the LivePerson services.  We expect the number of simultaneous chats between our clients’ operators and Internet users over our system to increase significantly as we expand our client base.  Our network hardware and software may not be able to accommodate this additional volume.  Additionally, we must continually upgrade our software to improve the features and functionality of the LivePerson services in order to be competitive in our market.  If future versions of our software contain undetected errors, our business could be harmed.  As a result of major software upgrades at LivePerson, our client sites have, from time to time, experienced slower than normal response times and interruptions in service.  If we experience system failures or degraded response times, our reputation and brand could be harmed.  We may also experience technical problems in the process of installing and initiating the LivePerson services on new Web hosting services.  These problems, if unremedied, could harm our business.

             The LivePerson services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers.  We may not discover software defects that affect our new or current services or enhancements until after they are deployed.  It is possible that, despite testing by us, defects may occur in the software.  These defects could result in:

•            damage to our reputation;

•            lost sales;

•            delays in or loss of market acceptance of our products; and

•            unexpected expenses and diversion of resources to remedy errors.

             WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE AND CHANGING CLIENT PREFERENCES IN THE ONLINE SALES AND CUSTOMER SERVICE INDUSTRY AND THIS MAY HARM OUR BUSINESS.

             If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales and customer service industry or our clients’ or Internet users’ requirements, our business, results of operations and financial condition would be materially and adversely affected.  Business on the Internet is characterized by rapid technological change.  In addition, the market for online sales and customer service technology is relatively new.  Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices could render the LivePerson services and our proprietary technology and systems obsolete.  The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services.  Our success will depend, in part, on our ability to:

•            enhance the features and performance of the LivePerson services;

•            develop and offer new services that are valuable to companies doing business on the Internet and Internet users; and

•            respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to our current services, do not meet our clients’ or Internet users’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

             IF WE ARE NOT COMPETITIVE IN THE MARKET FOR REAL-TIME SALES AND CUSTOMER SERVICE TECHNOLOGY, OUR BUSINESS COULD BE HARMED.

             There are no substantial barriers to entry in the real-time sales and customer service technology market, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design and build scalable network architecture.  Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user’s request.

             We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction.  Our competitors include customer service enterprise software providers such as eGain Communications Corp., eShare Technologies, Inc., Kana Communications, Inc., RightNow Technologies, Inc. and WebLine Communications (a part of Cisco Systems’ applications technology group), some of which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer.  We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

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

             We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market.  Many of our current and potential competitors have:

•            longer operating histories;

•            larger client bases;

•            greater brand recognition;

•            more diversified lines of products and services; and

•            significantly greater financial, marketing and other resources.

             These competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies.  These competitors may be able to:

•            undertake more extensive marketing campaigns;

•            adopt more aggressive pricing policies; and

•            make more attractive offers to businesses to induce them to use their products or services.

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

             OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

             Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services.  We currently have a U.S. patent application pending relating to such technology and have not filed applications outside the U.S. The U.S. Patent and Trademark Office has issued a non-final office action rejecting our patent application.  We have not yet responded to the office action; however, it is possible that:

•	our pending patent application may not result in the issuance of a patent;

•	any patent issued may not be broad enough to protect our intellectual property rights;

•	any patent issued could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the invention claimed in the patent;

•	current and future competitors may independently develop similar technology, duplicate our service or design around any patent we may have; and

•	effective patent protection may not be available in every country in which we do business.

             Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries.  We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all.  We currently have a common law trademark, “LivePerson”, and three pending U.S. trademark applications.  The U.S. Patent and Trademark Office has issued non-final office actions with respect to our trademark applications, requesting additional information and making refusals.  However, no final determinations as to the registrability of the marks have been made.  We have responded to the various office actions and as a result, our trademark application for “LivePerson Give Your Site A Pulse” has been approved for publication on the principal register.  One of our other applications is for the use of the “LivePerson” trademark in the category of services.  We have modified this application for registration on the supplemental register.  Our remaining application is an “intent-to-use” application for the “LivePerson” trademark in the category of software.  We have determined not to further pursue this application.  Ultimately we may not be able to secure registration of any of our trademarks.  In addition, we do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties.  Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property.  The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it.  If this occurs, our business, results of operations and financial condition would be materially and adversely affected.  In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

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

             WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE PERSONAL INFORMATION BELONGING TO OUR CLIENTS’ INTERNET USERS.

             We maintain dialogue transcripts of the text-based chats between our clients and Internet users and store on our servers information supplied voluntarily by these Internet users in exit surveys which follow the chats.  We provide this information to our clients to allow them to perform Internet user analyses and monitor the effectiveness of our services.  Some of the information we collect in text-based chats and exit surveys may include personal information, such as contact and demographic information.  If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients’ Internet users or the text of customer service inquiries, we could be subject to liability.  We could be subject to negligence claims or claims for misuse of personal information.  These claims could result in litigation which could have a material adverse effect on our business, results of operations and financial condition.  We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

             IF WE DO NOT SUCCESSFULLY INTEGRATE HUMANCLICK OR THE MERGER’S BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE FOR OUR COMMON STOCK MAY DECLINE.

             On October 12, 2000, we acquired HumanClick with the expectation that this merger will result in significant benefits.  We have no experience in managing a customer base as large as HumanClick’s and very little direct experience in offering real-time, online customer service applications to small and mid-sized businesses.  Furthermore, HumanClick’s principal offices are located in Israel while our principal offices are located in New York; managing the business in a coordinated fashion may therefore require additional management resources.  We will need to overcome these significant issues, among others, in order to realize any benefits or synergies from the mergers.  Our successful execution of these post-merger events will involve considerable risk and may not be successful.

             The market price of our common stock may decline, and we may lose key personnel and customers as a result of this merger if:

•            we do not successfully integrate operations and personnel of HumanClick;

•            we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry              analysts; or

•            the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

             IF THE COSTS ASSOCIATED WITH THE HUMANCLICK ACQUISITION EXCEED THE BENEFITS REALIZED, WE MAY EXPERIENCE INCREASED LOSSES.

             We cannot assure you that we will ever generate sufficient revenue from the sale of HumanClick’s services, which have only recently begun to generate revenue, to offset expenses associated with the acquisition.  Accordingly, if the benefits of this acquisition do not exceed the costs associated with it, including dilution to our stockholders resulting from the issuance of up to approximately 4.5 million shares of our common stock in the acquisition, our financial results could be adversely affected.

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

             Demand for recently introduced services and products over the Internet is subject to a high level of uncertainty.  Few proven services and products exist. The development of the Internet into a viable commercial marketplace is subject to a number of factors, including:

•            continued growth in the number of users;

•            concerns about transaction security;

•            continued development of the necessary technological infrastructure;

•            development of enabling technologies;

•            uncertain and increasing government regulation; and

•            the development of complementary services and products.

             WE DEPEND ON THE CONTINUED VIABILITY OF THE INFRASTRUCTURE OF THE INTERNET.

             To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it.  The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet.  We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service.  In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity.  Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients’ sites (including the LivePerson or HumanClick pop-up dialogue windows) in particular.  If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not achieve profitability and our business, results of operations and financial condition will suffer.

             WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES.

             Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent.  Recently, the United States Congress enacted Internet legislation relating to issues such as children’s privacy, copyright and taxation.  The children’s privacy legislation imposes restrictions on the collection, use and distribution of personal identification information obtained online from children under the age of 13. The copyright legislation establishes rules governing the liability of Internet service providers and Web site publishers for the copyright infringement of Internet users.  The tax legislation places a moratorium on certain forms of Internet taxes for three years; however, this moratorium does not apply to sales and use taxes.  Additionally, the European Union has adopted a directive addressing data privacy which imposes restrictions on the collection, use and processing of personal data.  Existing legislation and any new legislation could hinder the growth in use of the Internet generally and decrease the acceptance of the Internet as a medium for communication, commerce and advertising.  The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted.  It may take several years to determine whether and how existing laws such as those governing intellectual property, taxation and personal privacy apply to the Internet and Internet services.  In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, which may impose additional burdens on companies conducting business online.  Our business, results of operations and financial condition could be materially and adversely affected if we do not comply with recent legislation or laws or regulations relating to the Internet that are adopted or modified in the future.

             For example, the LivePerson services allow our clients to capture and save information about Internet users, possibly without their knowledge. Additionally, our service uses a tool, commonly referred to as a “cookie,” to uniquely identify each of our clients’ Internet users.  To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our clients.  The foregoing could harm our business, results of operations and financial condition.

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

OTHER RISKS

             OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING A STOCKHOLDER VOTE.

             Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 25.4% of our outstanding common stock.  As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could also have the effect of delaying or preventing a change in control.

             THE FUTURE SALE OF SHARES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

             If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall.  These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.  “Affiliates” of LivePerson may not sell their shares of our common stock except pursuant to:

•            an effective registration statement under the Securities Act covering the resale of those shares;

•            an exemption under Rule 144 of the Securities Act; or

•            another applicable exemption under the Securities Act.

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

             Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies.  The market price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations, in response to the following factors, some of which are beyond our control:

•            variations in our quarterly operating results;

•            changes in market valuations of Internet and other technology companies;

•            our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic              partnerships, joint ventures or capital commitments;

•            our failure to complete significant sales;

•            additions or departures of key personnel;

•            future sales of our common stock; and

•            changes in financial estimates by securities analysts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RATE FLUCTUATIONS

             Though June 30, 2001, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The functional currency for our operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

COLLECTION RISK

             Our accounts receivable are subject, in the normal course of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.  As a result, we do not anticipate any material losses in this area.

INTEREST RATE RISK

             Our investments consist of cash and cash equivalents and short-term marketable securities.  Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (a)         Not applicable.

             (b)        Not applicable.

             (c)         Not applicable.

             (d)        Use of Proceeds from Registered Securities

             On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000.  The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated.  The offering did not terminate until after the sale of all securities registered.  The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million.  Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates.  As of June 30, 2001, we have used approximately $18.1 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital, including $4.2 million of restricted cash in connection with the security deposits for our office leases, and invested the remainder in cash and cash equivalents and short-term marketable securities pending its use for other purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its Annual Meeting of Stockholders on May 24, 2001.

             The stockholders elected Richard L. Fields and Edward G. Sim as Class I directors, each for a three-year term expiring at the 2004 Annual Meeting of Stockholders and until each of their successors has been duly elected and qualified.  Mr. Sim resigned from the Board of Directors as of July 11, 2001 and the Board of Directors appointed Emmanuel Gill to serve as a director, to hold office for the remainder of Mr. Sim’s term.

             The stockholders ratified the appointment of KPMG LLP as independent public accountants for the Company for the fiscal year ending December 31, 2001.

             The votes were cast as follows:

Director Nominee or Proposal	For	Against / Withheld	Abstentions	Broker Non-Votes

Richard L. Fields	24,174,121	64,820	--	--
Edward G. Sim	24,174,121	64,820	--	--
Ratification of Accountants	24,225,270	9,671	900	3,100

ITEM 5.  OTHER INFORMATION

             None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

             (a)         No exhibits are filed as part of this report.

             (b)        Reports on Form 8-K

             We filed a current report on Form 8-K (Item 5), dated April 30, 2001 and filed May 4, 2001, announcing our receipt of a letter from The Nasdaq Stock Market, Inc. relating to the failure to maintain a minimum bid price of our common stock of $1.00.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: August 14, 2001	By:	/s/ ROBERT P. LOCASCIO

	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: August 14, 2001	By:	/s/ TIMOTHY E. BIXBY

	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial and accounting officer)