Form 10-Q
period 2001-09-30
LIVEPERSON INC
filed 2001-11-14
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:  0-30141

LIVEPERSON, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

330 WEST 34TH STREET, 10TH FLOOR
NEW YORK, NEW YORK 10001	10001
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒ No ☐

As of November 9, 2001, there were 33,983,381 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.

SEPTEMBER 30, 2001

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$12,263	$20,449
Marketable securities	--	1,000
Accounts receivable, net of allowances of $1,437 and $577 as of September 30, 2001 and December 31, 2000, respectively	469	1,271
Prepaid expenses and other current assets	396	747
Total current assets	13,128	23,467
Property and equipment, net	1,046	12,883
Goodwill and other intangibles, net	6,083	8,291
Restricted cash related to lease	--	2,000
Security deposits	7	68
Deferred costs, net	--	291
Total assets	$20,264	$47,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,381	$1,126
Accrued expenses	3,121	1,446
Deferred revenue	432	615
Total current liabilities	4,934	3,187
Long-term deferred revenue	--	277
Deferred rent	--	304
Deferred gain on sale-leaseback	--	457

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2001 and December 31, 2000	--	--
Common stock, $.001 par value per share; 100,000,000 shares authorized, 33,983,381 shares issued and outstanding at September 30, 2001; 33,914,613 shares issued and outstanding at December 31, 2000	34	34
Additional paid-in capital	113,096	119,780
Deferred compensation	(532)	(5,872)
Accumulated deficit	(97,261)	(71,167)
Accumulated other comprehensive loss	(7)	--
Total stockholders’ equity	15,330	42,775
Total liabilities and stockholders’ equity	$20,264	$47,000

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$1,734	$1,849	$6,017	$3,949
Operating expenses:
Cost of revenue, exclusive of $2 and $0 for the three months ended September 30, 2001 and 2000, respectively, and $(195) and $0 for the nine months ended September 30, 2001 and 2000, respectively, reported below as non-cash compensation expense (credit)	1,586	2,216	6,412	5,445
Product development expense, exclusive of $(1) and $0 for the three months ended September 30, 2001 and 2000, respectively, and $(181) and $0 for the nine months ended September 30, 2001 and 2000, respectively, reported below as non-cash compensation expense (credit)	865	2,212	3,000	6,130
Sales and marketing expense, exclusive of $26 and $179 for the three months ended September 30, 2001 and 2000, respectively, and $350 and $1,113 for the nine months ended September 30, 2001 and 2000, respectively, reported below as non-cash compensation expense	1,133	3,223	4,427	10,440
General and administrative expense, exclusive of $499 and $1,852 for the three months ended September 30, 2001 and 2000, respectively, and $595 and $11,876 for the nine months ended September 30, 2001 and 2000, respectively, reported below as non-cash compensation expense	1,464	2,034	5,032	5,324
Amortization of goodwill and other intangibles	745	--	2,230	--
Non-cash compensation expense, net	526	2,031	569	12,989
Non-cash compensation credit related to restructuring, net	--	--	(1,720)	--
Restructuring and impairment charges	9,232	--	12,740	--
Total operating expenses	15,551	11,716	32,690	40,328
Loss from operations	(13,817)	(9,867)	(26,673)	(36,379)
Other income (expense):
Other, net	43	--	109	--
Interest income	118	551	477	1,425
Interest expense	--	(13)	(7)	(13)
Total other income, net	161	538	579	1,412
Net loss	(13,656)	(9,329)	(26,094)	(34,967)
Non-cash preferred stock dividend	--	--	--	18,000
Net loss attributable to common stockholders	$(13,656)	$(9,329)	$(26,094)	$(52,967)
Basic and diluted net loss per common share	$(0.40)	$(0.32)	$(0.77)	$(2.44)
Weighted average shares outstanding used in basic and diluted net loss per common share calculation	34,003,501	29,476,985	33,982,599	21,722,748

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,094)	$(34,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense, net	569	13,028
Depreciation	2,259	1,515
Non-cash compensation credit related to restructuring, net	(1,720)	--
Non-cash portions of restructuring charges	9,459	--
Amortization of goodwill and other intangibles	2,230	--
Amortization of gain on sale-leaseback	(175)	--
Provision for doubtful accounts, net	860	195

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(80)	(675)
Prepaid expenses and other current assets	274	(83)
Security deposits	61	212
Accounts payable	255	1,086
Accrued expenses	1,675	1,098
Deferred revenue	(383)	744
Deferred rent	66	279
Net cash used in operating activities	(10,744)	(17,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(505)	(14,965)
Proceeds from sale of property and equipment	52	--
Purchase of investment securities available-for-sale	--	(40,802)
Sale of investment securities available-for-sale	1,000	15,000
Purchase of restricted cash related to lease	(2,225)	--
Proceeds from release of restricted cash	4,225	--
Additional cash paid for HumanClick acquisition	(22)	--
Net cash used in investing activities	2,525	(40,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock related to initial public offering	--	28,104
Net proceeds from issuance of Series A, B, C and D preferred stock and warrants to acquire common stock	--	17,918
Proceeds from issuance of common stock in connection with the exercise of warrants and options	38	735
Proceeds from issuance of common stock in connection with Employee Stock Purchase Plan	2	--
Deferred offering costs	--	140
Net cash provided by financing activities	40	46,897
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	(1)
Net decrease in cash and cash equivalents	(8,186)	(11,439)
Cash and cash equivalents at the beginning of the period	20,449	14,944
Cash and cash equivalents at the end of the period	$12,263	$3,505

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Common stock issued for non-cash consideration	$5	$--

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

(B)          UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited.  In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2001, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2001 and 2000.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date.

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

(C)          RESTRICTED CASH AND LETTERS OF CREDIT

The Company was contingently liable under standby letters of credit totaling $4,225 at June 30, 2001.  These letters of credit related to the Company’s office space lease in New York City which were fully secured by certificates of deposits held by the Company.  These deposits were presented as long-term restricted cash as of June 30, 2001.

In September 2001, as part of the Company’s restructuring initiatives, the Company determined that its office space exceeded its current requirements.  (See Note (4).)  Accordingly, and in connection with the Company’s decision to relocate its principal executive offices in New York City, the Company entered into an agreement to terminate the lease relating to its former principal executive offices.  Under the terms of this agreement, the landlord released the standby letters of credit held as security.  As such, the Company has presented $4,225 of the certificates of deposit that secured them as cash and cash equivalents on the Company’s balance sheet at September 30, 2001.

(D)          REVENUE RECOGNITION

Prior to November 1998, when the LivePerson services were introduced, the Company generated revenue from services primarily related to Web-based community programming and media design.  Revenue from such services was recognized upon completion of the project, provided that no significant Company obligations remained and collection of the resulting receivable was probable.  As of December 31, 1999, the Company no longer generated any revenue from these services.

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

In the first half of 2001, the Company began selling the LivePerson services directly via Internet download.  Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal.

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

The Company also generates revenue from commissions paid to the Company by web hosting and call center companies for revenue generated by them as a result of referrals by the Company.  The Company recognizes commissions based on revenue generated from these referrals upon notification from the other party of sales attributable to LivePerson.  To date, revenue from such commissions has not been material.  Professional services revenue consists of training provided to customers.  Revenue is recognized when services are provided and collection of the resulting receivable is probable.  To date, revenue from professional services has not been material.

(E)           BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share (“EPS”),” and SEC Staff Accounting Bulletin No. 98.  Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders.  The Company has included 20,229 shares of common stock in the calculation of basic and diluted net loss attributable to common stockholders for the three and nine months ended September 30, 2001 which relate to certain options that were originally issued by HumanClick Ltd., a private company organized under the laws of the State of Israel (“HumanClick”) for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000 (see Note 3). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

Diluted net loss per common share for the three and nine month periods ending September 30, 2001 and 2000 does not include the effects of options to purchase 5,999,133 and 5,873,233 shares of common stock, respectively, and warrants to purchase 457,030 and 457,030 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5,338, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $619 and $2,230 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

                The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

(2)           BALANCE SHEET COMPONENTS

Property and equipment is stated at cost and is summarized as follows:

	September 30, 2001	December 31, 2000
	(Unaudited)

Computer equipment and software	$1,406	$11,528
Furniture, equipment and building improvements	68	3,509
	1,474	15,037
Less accumulated depreciation	428	2,154
Total	$1,046	$12,883

Accrued expenses consist of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)

Professional services and consulting fees	$411	$244
Payroll and related costs	523	126
Employee stock purchase plan payable	3	43
Sales commissions	62	426
Equipment lease payments	142	557
Restructuring charges (see Note 4)	1,856	--
Other	124	50
Total	$3,121	$1,446

(3)           ACQUISITIONS

On October 12, 2000, the Company acquired HumanClick.  The functional currency for HumanClick is the U.S. dollar.  This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of HumanClick were included in the Company’s consolidated results of operations from the date of acquisition.  In connection with the transaction, LivePerson assumed HumanClick’s outstanding stock options which remain outstanding as options to purchase shares of LivePerson’s common stock.

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
$9,678

The following unaudited pro forma consolidated financial information gives effect to the acquisition of HumanClick, as if the acquisition occurred at the beginning of each of the periods presented, by consolidating the results of operations of HumanClick with the results of the Company for the three and nine months ended September 30, 2001 and 2000.  The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$1,734	$1,849	$6,017	$3,949
Net loss attributable to common stockholders	$(13,656)	$(10,512)	$(26,094)	$(56,516)
Net loss per share-basic and diluted	$(0.40)	$(0.31)	$(0.77)	$(2.18)
Weighted average basic and diluted shares outstanding	34,003,501	33,735,619	33,982,599	25,981,382

(4)           RESTRUCTURING AND IMPAIRMENT

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

                In the third quarter of 2001, in a continued effort to streamline its operations, the Company initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate its principal executive offices, which included the termination of an office space lease (See Note 1(C).)  These initiatives resulted in a reduction of the Company’s workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements.

                As a result of the various restructuring initiatives, for the three and nine months ended September 30, 2001, the Company recorded charges of approximately $9,232 and $12,740, respectively, for expenses related to the restructuring.  In addition, for the three and nine months ended September 30, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $0 and $1,720, respectively, associated with LivePerson employees who were terminated as part of the Company’s restructuring initiatives in the first quarter of 2001.  The net non-cash compensation credit of $1,720 for the nine months ended September 30, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company’s restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.  The allocation of the restructuring charges as of September 30, 2001 is as follows:

	Balance as of January 1, 2001	Provision for the nine months ended September 30, 2001	Net (utilization) reversals during the nine months ended September 30, 2001	Balance as of September 30, 2001
Severance	$--	$1,843	$(1,637)	$206
Contract terminations (a)	--	654	959	1,613
Write-off of fixed assets	--	10,030	(10,030)	--
Other	--	213	(176)	37
Total	--	12,740	(10,884)	1,856
Non-cash compensation credit, net	--	(1,720)	1,720	--
Net restructuring charges	$--	$11,020	$(9,164)	$1,856

(a)

For the nine months ended September 30, 2001, the Company recorded a net provision of $654.  This amount is comprised of contract termination provisions of $2,504 offset by the reversal of $369 and $283 of deferred rent and deferred gain on sale-leaseback, respectively, associated with certain terminated lease obligations, and a $1,198 benefit related to favorable settlements associated with certain contract terminations provided for in the first quarter of 2001.

(5)           STOCK OPTIONS

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”).  Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”).  Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate.  Options to acquire common stock granted thereunder have ten-year terms.  Pursuant to the provisions of the 2000 Plan, the amount of shares reserved for issuance thereunder was automatically increased on the first trading day in January 2001 by approximately 1,020,000 shares (three percent of the total number of shares of common stock outstanding on the last trading day in December 2000).  As of September 30, 2001, approximately 11,020,000 shares of common stock were reserved for issuance under the 2000 Plan.

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

The net non-cash compensation amounts for the three and nine months ended September 30, 2001 consist of:

	Three months ending September 30, 2001	Nine months ending September 30, 2001
May 1999 option granted to a client (discussed above)	$0	$237
Amortization	117	725
Acceleration of deferred compensation charges related to certain employee terminations	410	616
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	(1)	(1,009)
	$526	$569

The net non-cash compensation amounts for the three and nine months ended September 30, 2001 exclude the net non-cash compensation credit of $0 and $1,720, respectively, related to the Company’s restructuring initiatives in the first quarter of 2001, discussed in Note 4 above.

The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital for the nine months ended September 30, 2001 was approximately $2,938. This amount represents the forfeiture of options associated with the Company’s employees whose employment was terminated as part of the Company’s restructuring initiatives.

The net non-cash compensation expense of $2,031 and $12,989 for the three and nine months ending September 30, 2000 includes $178 and $486, respectively, related to the May 1999 option granted to a client (discussed above), $1,806 and $11,837, respectively, of amortization expense, and $47 and $666, respectively, of charges related to acceleration of vesting of certain employee options in connection with the termination of the employment of those employees.

(6)           COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the three and nine months ended September 30, 2001 was approximately $601 and $2,669, respectively, and for the three and nine months ended September 30, 2000 was $358 and $1,074, respectively.

In March 2000, the Company entered into a lease for two floors at a location in New York City.  In September 2001, the Company entered into an agreement to terminate the lease in connection with the move of its principal executive offices.  Under the terms of this agreement, the Company cancelled all its future rental commitments related to the lease.  (See Notes 1(C) and 4.)

(7)           SUBSEQUENT EVENTS

                In October 2001, following a decision to relocate its principal executive offices, the Company entered into a lease for office space at a location in New York City. The three-year lease term commenced in November 2001, with rent of approximately $195 in the first year, $201 in the second year and $207 in the final year. Also in October 2001, the Company’s Board of Directors determined that it would not effect the one-for-fifteen reverse split of the Company’s common stock approved by the Company’s stockholders at the Special Meeting of Stockholders held on September 11, 2001.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.  STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS.  ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO.  OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION ENTITLED “--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

SUBSEQUENT EVENTS

In October 2001, our Board of Directors determined that it would not effect the one-for-fifteen reverse split of our common stock approved by our stockholders at the Special Meeting of Stockholders held on September 11, 2001.  Additionally, in October 2001, following a decision to relocate our principal executive offices in New York City, we entered into a new lease, the three-year term of which commenced in November 2001.

OVERVIEW

LivePerson is a leading application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.  We offer our proprietary real-time interaction technology as outsourced services.  We currently generate revenue from the sale of our LivePerson services, which enable our clients to communicate directly with Internet users via text-based chat, and to a lesser extent from related professional services.  With the LivePerson chat service, our clients can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users’ online shopping experience.

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

In the third quarter of 2001, in a continued effort to streamline our operations, we initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate our principal executive offices, which included the termination of an office space lease.  The restructuring resulted in a reduction of our workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. For the three and nine months ended September 30, 2001, we recorded net charges of approximately $9.2 million and $11.0 million, respectively, for our various restructuring initiatives.

In the third quarter of 2001, we upgraded our clients to a new software application platform. We expect this new platform to provide our customers with a more dependable product while reducing our cost of providing these services.

On September 11, 2001, we held a Special Meeting of Stockolders, pursuant to which our stockholders approved a proposal to amend our Fourth Amended and Restated Certificate of Incorporation to effect a one-for-fifteen reverse split of our issued and outstanding shares of common stock.

On September 27, 2001, we received a letter from The Nasdaq Stock Market, Inc., informing us that on such date Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq Stock Market.  Under the moratorium, those requirements will be suspended until January 2, 2002, at which time the 30- and 90-day periods provided by Nasdaq Marketplace Rule 4310(c)(8)(B) would start anew.  Based on the foregoing, the hearing we had requested before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination that our common stock failed to comply with the minimum bid price requirement was rendered moot and our hearing file has been closed.  There can be no assurance that we will not be subject to delisting from the Nasdaq National Market in the future as a result of our failure to satisfy the minimum bid price or market value of public float requirements, or otherwise.

REVENUE

With respect to the LivePerson services, our clients pay us an initial non-refundable set-up fee, as well as a monthly fee for each operator access account, which we refer to as a “seat.” Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services.  Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship.  As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, in the three and nine months ended September 30, 2001, revenue attributable to our monthly service fee accounted for 91% and 89%, respectively, of total LivePerson services revenue of approximately $1.6 million and $5.4 million, respectively.  In addition, because we expect the aggregate number of seats to continue to grow, and because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to represent a decreasing percentage of total revenue over time.  In instances where we do charge set-up fees, we do not charge an additional set-up fee if an existing client adds more seats.  Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.  We recognize monthly service revenue fees and professional service fees as services are provided.  Professional service fees consist of training provided to customers.  Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client.  This lag has generally ranged from one day to 30 days.

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

As sales via Internet download increase, our average revenue per client tends to decline because services sold in this manner have a lower unit cost.  Overall, our average revenue per client and per seat has declined, while the total number of our clients has increased.  We expect this trend to continue as we generate an increasing portion of revenue via Internet downloads.

We also have contractual arrangements that complement our direct sales force and our online sales efforts.  These are primarily with web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals.  To date, revenue from such commissions has not been material.

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

In the nine months ended September 30, 2001, we increased our allowance for doubtful accounts to $1,437,000 from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult market conditions in the past year, and, in particular, during the last six months.  We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts.  We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

During 2000 and 1999, we granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant.  For the years ended December 31, 2000 and 1999, we recorded deferred compensation of approximately $18.2 million and $6.2 million, respectively, in connection with these options.  The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against additional paid-in capital in connection with the forfeiture of those options associated with employees who left LivePerson during the year ended December 31, 2000, approximated $5.4 million.  In 2000, we also recorded $272,000 of deferred compensation relating to the intrinsic value of unvested options assumed by us in connection with the HumanClick acquisition.  These amounts are presented as deferred compensation within our consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options.  We amortized approximately $11.9 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of approximately $2.0 million in connection with employees who left LivePerson in 2000.

Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, net non-cash compensation charge of $526,000 and  $569,000 for the three and nine months ended September 30, 2001, respectively, includes $0 and $237,000, respectively, related to the May 1999 option granted to Network Commerce (discussed above), $117,000 and $725,000, respectively, of amortization expense, $410,000 and $616,000, respectively, of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and $1,000 and $1,009,000, respectively, of credits due to forfeiture in connection with the termination of the employment of certain employees.  The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital in the nine months ended September 30, 2001 in connection with the forfeiture of options associated with LivePerson employees who were terminated as part of our restructuring initiatives was approximately $2.9 million.

The net non-cash compensation expense of $2.0 million and $13.0 million for the three and nine months ending September 30, 2000 includes $178,000 and $486,000, respectively, related to the May 1999 option granted to a client (discussed above), $1.8 million and $11.8 million, respectively, of amortization expense, and $47,000 and $666,000, respectively, of charges related to acceleration of vesting of certain employee options in connection with the termination of the employment of those employees.

RESULTS OF OPERATIONS

Due to our limited operating history and our acquisition of HumanClick in October 2000, we believe that comparisons of our operating results for the three and nine month periods ended September 30, 2001 and 2000 with each other or those of prior periods are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue.  Total revenue decreased slightly to $1.7 million in the three months ended September 30, 2001 from $1.8 million in the comparable period in 2000. Total revenue increased to $6.0 million in the nine months ended September 30, 2001 from $3.9 million in the comparable period period in 2000.  This increase was due to the introduction of a new range of services, and to increased online marketing efforts of the LivePerson services, increased market acceptance of our services and increased sales generated by LivePerson’s sales force, and to a lesser extent, client attrition, which accelerates the recognition of client set-up fees which had been recorded as deferred revenue of approximately $47,000 and $263,000 in the three and nine months ended September 30, 2001.  We cannot assure that we will achieve similar growth, if any, in future periods.

Cost of Revenue.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead.  Cost of revenue decreased to $1.6 million in the three months ended September 30, 2001 from $2.2 million in the comparable period in 2000. This decrease is primarily attributable to reduced spending requirements associated with supporting our infrastructure as a result of our restructuring initiatives. Cost of revenue increased to $6.4 million in the nine months ended September 30, 2001 from $5.4 million in the comparable period in 2000. This increase was attributable to costs associated with supporting our infrastructure, including certain equipment leases in effect prior to our restructuring initiatives.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel.  Product development costs decreased to $865,000 and $3.0 million, respectively, for the three and nine months ended September 30, 2001 from $2.2 million and $6.1 million in the respective comparable periods in 2000.  This decrease was primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

Sales and Marketing.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and, to a lesser extent, trade show exhibit expenses.  Sales and marketing expenses decreased to $1.1 million and $4.4 million, respectively, in the three and nine months ended September 30, 2001 from $3.2 million and $10.4 million in the respective comparable periods in 2000.  This decrease was primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel.  General and administrative expenses decreased to $1.5 million and $5.0 million, respectively, in the three and nine months ended  Septmeber 30, 2001 from $2.0 million and $5.3 million in the respective comparable periods in 2000.  This decrease was primarily attributable to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

Amortization of Goodwill and Other Intangibles.  Amortization expense of $745,000 and $2.2 million in the three and nine months ended September 30, 2001, respectively, relates to goodwill and other intangibles recorded as a result of our acquisition of HumanClick in October 2000.

Non-cash Compensation Expense, Net.  Non-cash compensation primarily consists of amortization of deferred stock-based compensation.  Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options.  We recorded a non-cash compensation expense of $526,000 and  $569,000, respectively, in the three and nine months ended September 30, 2001, a decrease from expenses of $2.0 million and $13.0 million in the respective comparable periods in 2000.  This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in the second quarter of 2001 as well as employees whose employment was terminated as part of our restructuring initiatives in the first quarter of 2001.

Other Income. Interest income was $118,000 and $477,000 for the three and nine months ended September 30, 2001, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering and preferred stock issuances.  Interest expense was $0 and $7,000 in the three and nine months ended September 30, 2001, respectively.  Other income for the three and nine months ended September 30, 2000 was $538,000 and $1.4 million, respectively.

Net Loss.  Our net loss increased to $13.7 million for the three months ended September 30, 2001, from $9.3 million in the comparable period in 2000. Net loss decreased to $26.1 million for the nine months ended September 30, 2001 from $35.0 million for the comparable period in 2000

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock.  Through September 30, 2001, we have raised a total of $69.5 million in aggregate net proceeds.  We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.  As a result of the decision to relocate our principal executive offices and the termination of an office space lease, we were released from the standby letters of credit entered into with our landlord, totaling $4,225 at June 30, 2001, and the certificates of deposit held by us securing such letters of credit, which amount is reflected on our balance sheet as cash and cash equivalents at September 30, 2001.  As of September 30, 2001, we had approximately $12.3 million in cash and cash equivalents and marketable securities, a decrease of $9.2 million from December 31, 2000.

Net cash used in operating activities was $10.7 million for the nine months ended September 30, 2001 and consisted primarily of net operating losses, non-cash items related to our restructuring initiatives and an increase in accounts receivable and a decrease in accounts payable and deferred revenue, partially offset by an increase in accrued expenses, depreciation and amortization expenses.  Net cash used in operating activities was $17.6 million for the nine months ended September 30, 2000 and consisted primarily of net operating losses, partially offset by an increase in non-cash compensation expense, accounts payable and accrued expenses.

Net cash provided by investing activities was $2.5 million in the nine months ended September 30, 2001 and was due primarily to the reduction of $4.2 million of restricted cash as a result of the release of the certificates of deposit securing the standby letters of credit pursuant to the lease of our principal executive offices, which were terminated in September 2001.  Net cash used in investing activities was $40.8 million for the nine months ended September 30, 2000 and was due to the purchase of fixed assets and capitalized software and the purchase of short-term “available-for-sale” investments, in part offset by the sale of short-term “available-for-sale” investments.

Net cash provided by financing activities was $40,000 for the nine months ended September 30, 2001 and was primarily attributable to proceeds from the issuance of common stock in connection with the exercise of options.  Net cash provided by financing activities was $46.9 million for the nine months ended September 30, 2000 and was primarily attributable to proceeds from our initial public offering and the sale of our series D convertible preferred stock.

We lease facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require us to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the nine months ended September 30, 2001 and 2000 was approximately $2.6 million and $1.1 million, respectively.

In October 2001, pursuant to our decision to relocate our principal executive offices, we entered into a lease for office space at a location in New York City. The three-year lease term commenced in November 2001, with rent of approximately $195 in the first year, $201 in the second year and $207 in the final year.

As of September 30, 2001, our principal commitments were approximately $603,000 under various operating leases, of which $33,000 is due in 2001.  We do not currently expect that our principal commitments for the year ended December 31, 2001 will exceed $300,000  in the aggregate.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs.  As a result, we have incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 2001, had an accumulated deficit of $97.3 million.  These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices.  The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001.

In the third quarter of 2001, in a continued effort to streamline our operations, we initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the move of our principal executive offices, which included the termination of an office space lease.  These initiatives resulted in a reduction of our workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements.

As a result of the various restructuring initiatives, for the three and nine months ended September 30, 2001, we recorded charges of approximately $9.2 million and $12.7 million, respectively, for expenses related to the restructuring, all of which are expected to be paid or directly charged against the assets by the end of 2001.  In addition, for the three and nine months ended September 30, 2001, we also recognized a net non-cash compensation credit in the amount of approximately $0 and $1.7 million, respectively, associated with LivePerson employees who were terminated as part of our restructuring initiatives in first quarter of 2001.  The net non-cash compensation credit of $1.7 million for the nine months ended September 30, 2001 represents the reversal of $3.2 million of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1.5 million also in connection with the restructuring initiatives. Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during the first quarter of 2001.

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

As of the date of adoption, we expect to have unamortized goodwill in the amount of $5.3 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142.  Amortization expense related to goodwill was $619,000 and $2.2 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

                We are required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.  Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

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

In addition, we received a letter from Nasdaq, dated September 4, 2001, notifying us of our failure to maintain a minimum market value of public float of $5 million over the preceding 30 consecutive trading days as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(2). The letter stated that we were to be provided 90 calendar days, or until December 3, 2001, to regain compliance with Rule 4450(a)(2) and that, if we were unable to demonstrate compliance with Rule 4450(a)(2) on or before that date, Nasdaq would notify us that we did not regain compliance.

On September 27, 2001, we received a letter from Nasdaq informing us that, on such date, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq Stock Market.  Under the moratorium, those requirements will be suspended until January 2, 2002, at which time the 30- and 90-day periods provided by Nasdaq Marketplace Rule 4310(c)(8)(B) would start anew.  Based on the foregoing, the hearing we had requested before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination that our common stock failed to comply with the minimum bid price requirement was rendered moot and our hearing file has been closed.  There can be no assurance that we will not be subject to delisting from the Nasdaq National Market in the future as a result of our failure to satisfy the minimum bid price or market value of public float requirements, or otherwise.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND EXPECT TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

We have only a limited operating history providing the LivePerson services upon which to base an evaluation of our current business and future prospects. We began offering our services in November 1998 and we commenced offering the HumanClick service in October 2000; accordingly, the revenue and income potential of our business and the related market are unproven.  As a result of our limited operating history as a leading application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only three years of historical financial data relating to the LivePerson services upon which to forecast revenue and results of operations.

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

WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $97.3 MILLION AS OF SEPTEMBER 30, 2001 AND WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

We have not achieved profitability and, as we expect to continue to incur significant operating expenses and to make capital expenditures, we expect to continue to experience significant losses and negative cash flow for the foreseeable future.  We recorded a net loss of $20,000 for the year ended December 31, 1998 (the year in which we commenced offering the LivePerson services), $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000 and $26.1 million for the nine months ended September 30, 2001.  We had total revenue of less than $6.1 million for the nine months ended September 30, 2001, and less than $6.3 million and $620,000 in the years ended December 31, 2000 and 1999, respectively.  Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million.  As of September 30, 2001, our accumulated deficit was approximately $97.3 million.  Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.  Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat.  We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology.  Our revenue has declined in each quarter of 2001, and we cannot assure you that we will experience any future revenue growth.  A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

THE SUCCESS OF OUR BUSINESS REQUIRES THAT CLIENTS CONTINUE TO USE THE LIVEPERSON SERVICES AND PURCHASE ADDITIONAL SEATS.

Our LivePerson services agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty.  If a significant number of our clients, or any one client with a significant number of seats, were to terminate these services agreements, reduce the number of seats purchased or fail to purchase additional seats, our results of operations may be negatively and materially affected.  Our client retention rates have recently declined as a result of a number of factors, including competition, consolidation in the Internet industry and termination of operations by certain of our clients.  Dissatisfaction with the nature or quality of our services, including our new software application platform introduced in the third quarter of 2001, could also lead clients to terminate our service.  We depend on monthly fees from the LivePerson services for substantially all our revenue.  If our retention rate declines further, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources.  Further, because of the historically small number of seats sold in initial orders, we depend on sales to new clients and sales of additional seats to our existing clients.

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

OUR CLIENTS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans.  These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us.  These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations.  In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours.  If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected.  In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition.  In the nine months ended September 30, 2001, we increased our allowance for doubtful accounts to $1.4 million from $577,000 at December 31, 2000.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult market conditions in the past year, and, in particular, during the last six months.

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

STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; and 67 employees at September 30, 2001.  In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; and 19 employees at September 30, 2001.  Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources.  To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees.  In both the first and third quarters of 2001, in addition to conducting performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes.  We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future.  If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints.  For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counterparties, or to expand and improve our service offerings.  It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace.  Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures.  Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

OUR BUSINESS IS DEPENDENT ON A FEW KEY EMPLOYEES, INCLUDING OUR CHIEF EXECUTIVE OFFICER, ROBERT P. LOCASCIO.

Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer.  The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition.  In addition, in the past year, four of the members of our senior management team (our Chief Technology Officer, Chief Operating Officer, Executive Vice President for Worldwide Sales and Strategic Alliances, and our President/Chief Operating Officer) left LivePerson.  Timothy E. Bixby, our Chief Financial Officer, has assumed the additional position of President.  Although we do not believe that changes in our senior management team have materially harmed our business, they have distracted us from other important tasks, and we cannot assure you that we will be able to successfully integrate newly-hired senior managers who will work together successfully with our existing management team.

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

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS AS WE EXPAND INTERNATIONALLY.

In July 2000, we commenced operations in the United Kingdom.  In addition, in October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications with more than 100,000 customers around the world and 27 employees at the date of acquisition.  There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences.  In addition, there are likely to be different consumer preferences and requirements in specific international markets.  Furthermore, we may face difficulties in staffing and managing any foreign operations.  One or more of these factors could harm any future international operations.

IF WE DO NOT SUCCEED IN ATTRACTING NEW PERSONNEL OR RETAINING AND MOTIVATING OUR CURRENT PERSONNEL, OR IF WE ARE UNABLE TO OUTSOURCE CERTAIN FUNCTIONS, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE MATERIALLY AND ADVERSELY AFFECTED.

We may be unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future.  We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled senior managers and other employees with appropriate qualifications, such as employees combining customer service backgrounds with technical aptitude, and employees with experience developing scalable computer networks.  Also, our workforce reductions announced in the first and third quarters of 2001 may adversely affect the morale of, and our ability to retain, those employees who were not terminated.  Because our stock price has suffered a significant decline, the stock options held by our employees and other equity-based compensation may have diminished effectiveness as employee retention devices.  If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected.

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

Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries.  We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all.  We currently have a common law trademark, “LivePerson”, one registered U.S. trademark, and one pending U.S. trademark application.  Our trademark “LivePerson Give Your Site A Pulse” is registered on the principal register.  Our pending trademark application is for the use of the “LivePerson” trademark in the category of services.  This application has been allowed on the supplemental register.  We do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties.  Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property.  The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it.  If this occurs, our business, results of operations and financial condition would be materially and adversely affected.  In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

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

RISKS RELATED TO OUR RECENT ACQUISITION OF HUMANCLICK AND ITS BUSINESS

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

OTHER RISKS

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS WILL BE ABLE TO INFLUENCE MATTERS REQUIRING A STOCKHOLDER VOTE.

Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 35.8% of our outstanding common stock.  As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

•              changes in market valuations of publicly-traded companies in general and Internet and other technology companies in particular;

•              our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;

•              our failure to complete significant sales;

•              additions or departures of key personnel;

•              future sales of our common stock;

•              changes in financial estimates by securities analysts; and

•              terrorist attacks against the United States, the engagement in hostilities or an escalation of hostilities by or against the United States or the declaration of war or national emergency by the United States.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY RATE FLUCTUATIONS

Though September 30, 2001, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The functional currency for our operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

COLLECTION RISK

Our accounts receivable are subject, in the normal course of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.  In the nine months ended September 30, 2001, we increased our allowance for doubtful accounts to $1,437,000 from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult market conditions in the past year, and, in particular, during the last six months.  We do not anticipate any material losses in this area.

INTEREST RATE RISK

Our investments consist of cash and cash equivalents.  Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Recent Sales of Unregistered Securities

On May 10, 2001, we issued 10,000 shares of our common stock in a private transaction with a former employee in connection with a release of potential claims against us.  The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

(d)           Use of Proceeds from Registered Securities

On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000.  The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated.  The offering did not terminate until after the sale of all securities registered.  The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million.  Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates.  As of September 30, 2001, we have used approximately $15.8 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on September 11, 2001.  The stockholders approved a proposal to amend our Fourth Amended and Restated Certificate of Incorporation to effect a one-for-fifteen reverse split of our issued and outstanding shares of common stock. The vote was 26,848,619 shares in favor of the proposal, 190,763 shares against and 2,580 shares abstaining.  Our Board of Directors, acting pursuant to authority granted by the proposal, determined not to effect the reverse stock split.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)           The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

10.5.1      Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, Inc., dated as of September 20, 2001

(b)           On September 7, 2001, we filed a current report on Form 8-K (Item 5), dated September 4, 2001, announcing our receipt of a letter from The Nasdaq Stock Market, Inc. relating to the failure to maintain a minimum market value of public float of our common stock of $5,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: November 14, 2001	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)
Date: November 14, 2001	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.5.1	Surrender Agreement Between Vornado 330 West 34th Street L.L.C. and LivePerson, Inc., dated as of September 20, 2001.