Form 10-K
period 2001-12-31
LIVEPERSON INC
filed 2002-04-01
CIK 1102993

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File Number 000-30141

LIVEPERSON, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3861628 (IRS Employer Identification No.)
462 Seventh Avenue, 21st Floor 10018 New York, New York (Address of principal executive offices)	10018 (Zip Code)

(212) 609-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 15, 2002 was $6,605,794 (based on the last reported sale price on the Nasdaq National Market on that date). The registrant does not have any non-voting common stock outstanding. On March 15, 2002, 33,983,381 shares of the registrant's common stock were outstanding.

        Portions of the registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders, to be filed not later than April 30, 2002, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

LIVEPERSON, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

        STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. ("LIVEPERSON") THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION CAPTIONED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

PART I

ITEM 1. BUSINESS

Overview

        LivePerson is a provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We change the way Web site owners communicate with Internet users by enabling live text-based chat, email support, document management and frequently asked questions (FAQ) software. Historically, Internet users have had limited ways to communicate with online businesses to inquire about matters such as product features, transaction security and shipping details. The LivePerson services enable our clients to communicate with Internet users in a variety of ways, including principally via text-based chat. They can respond to these and other Internet user inquiries in real time, and can thereby enhance online shopping and customer service experiences.

        Our services are comprised of LivePerson Chat (our text-based chat service) and LivePerson Exchange (a combination of document management, email and FAQ services), offering our clients additional opportunities to interact with Internet users.

        We are an application service provider, and we offer our proprietary real-time interaction technologies as outsourced services. Our technologies require limited software and no hardware installation by our clients or Internet users. Upgrades to our services require little effort on our clients' part, because the services are hosted on servers managed by LivePerson. We also offer our clients the ability to add capacity upon request.

        Based on feedback received from our clients, we believe that our services offer our clients the opportunity to increase sales by answering Internet user questions and solving Internet user problems at critical points in the buying process. They also enable our clients to reduce customer service costs by allowing them to enhance operating efficiency and to improve Internet user response times. Furthermore, information captured in transcripts of live text-based interactions can be used by our clients to increase their responsiveness to Internet user needs and preferences, thereby improving Internet user satisfaction, loyalty and retention.

        We currently have more than 3,000 clients, including numerous online retailers, financial service providers and traditional offline businesses with a Web presence. Our largest clients in 2001 included American Power Conversion, Ameritrade, EarthLink, Kinko's, Neiman Marcus and QVC.

        We were incorporated in the State of Delaware in November 1995; however, we did not commence operations until January 1996. We introduced the LivePerson services in November 1998.

Industry Background

        The Internet is evolving from primarily a static information source to a widely accepted medium for commerce. Competition among online businesses is intense, with new companies launching commercial Web sites every day. The number of online shoppers also continues to increase rapidly. There are more than 67 million online shoppers today, according to a Jupiter Media Metrix report published in February 2002, and this number is expected to nearly double to 132 million over the next four years.

        To compete effectively in this environment, online businesses are increasingly striving to provide high quality service to attract and retain customers. This increased focus is in turn leading to heightened expectations for online service by Internet users. Whether to ask questions about product features or transaction security, or to get help with completing an online application, Internet users today expect effective, real-time answers. Companies that do not provide this level of service risk losing customers to competitors. Online customer service providers are particularly well-suited to support growing demand for effective service. Online customer service contacts (defined as the number of times an online user interacts with a customer service or sales representative via email, chat or other electronic means) are expected to grow from 870 million in 2001 to nearly 5 billion in 2006, according to Jupiter Media Metrix.

        Companies are also increasingly focused on gathering information to improve responsiveness and increase the rate of conversion from Web site visitor to buyer. Online shoppers have many purchasing options, with easy access to competitive pricing, feature and distribution information. In this environment, online businesses that collect substantial information about Internet users are better able to serve them effectively. Internet user feedback provides Web site owners with input on product and service offerings, preferences and Web site usability.

The LivePerson Solution

        LivePerson is a provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We are an application service provider offering this technology as an outsourced service to companies of all sizes. Our technology enables our clients to interact with customers in real-time at the user's request through live text-based chat or to provide answers to routine customer inquiries using a searchable knowledge base of FAQs. This improves Web site communication and enhances the online shopping experience. LivePerson's services also enable site monitoring and proactive interaction capabilities that create an online experience very much like a traditional offline sales or service environment, by enabling clients to welcome Web site visitors, share marketing or promotional information with them, and engage them in conversation, all within the feature set of the LivePerson solution.

        To implement our text-based chat, email and FAQ services, our clients simply place a LivePerson-branded or custom-created icon on one or more pages of their Web sites and give their operators access to our service via the Internet. When an Internet user browsing a client's Web site desires live text-based assistance, the user simply clicks on the icon. This causes a pop-up dialogue window to appear on the user's screen. The Internet user and our client's operator then engage in a real-time online conversation in this dialogue window. The operator may incorporate graphics and links to Web pages into the dialogue window. Our service enables this live conversation by linking the Internet user and our clients' operators through our proprietary technology, which resides on our servers. Our clients may also have their customer service operators proactively engage in chat conversations with their customers, or provide customized marketing or promotional information directly to those customers.

        We create and store conversation transcripts and related data, and we also enable our clients to generate optional Internet user exit surveys, which our clients can use to collect additional information about Internet users. Stored data includes the Internet user's name, browser type, Internet Protocol (IP) address and responses to exit surveys, the operator's identity and time stamps for each chat transmission. In addition, we provide our clients with tools to analyze the stored information. These tools include summary reports of the number of chats in certain periods and the duration of such chats, filters to sort data from exit surveys, statistical summaries of those data and statistical summaries of operator performance. These administrative functions are designed to help our clients replicate traditional call center and sales support tools in an online environment.

        We believe the LivePerson services give our clients the opportunity to:

  •
  Maximize Sales Opportunities.    Our clients are able to respond to Internet user inquiries in real-time. Live interaction with Internet users creates opportunities to:

  •
  answer questions on demand and resolve Internet user issues as they occur;

  •
  assist in closing sales that might otherwise have been abandoned without direct one-to-one real-time interaction; and

  •
  market additional products and services in order to increase average order sizes.

  •
  Strengthen Relationships with Internet Users.    Personalized service generates increased Internet user satisfaction. Our service enables our clients to build relationships with Internet users and offers our clients the opportunity to market to Internet users on a one-to-one basis. Furthermore, transcripts from LivePerson conversations and optional exit surveys often provide relevant Internet user data and valuable real-time feedback. Our clients may then use this information to modify product offerings and marketing efforts, improve Web site navigation and refine their FAQ listings. In addition, our clients' experience has shown that Internet users, when visiting a Web site, are time-sensitive and desire real-time information and support; our services are designed to maximize our clients' ability to respond rapidly to customer demands.

  •
  Reduce Operating Costs.    Our clients' experience has shown that a single operator can interact with as many as four users simultaneously. As a result, an operator can provide service to more Internet users, thereby reducing cost per interaction. In addition, our clients can create pre-formatted responses to Internet user questions, allowing them to improve response time and operator efficiency. An operator can simply choose or, where appropriate, slightly modify, a pre-formatted response to answer many questions.

        Because we are an application service provider and provide our clients with a service rather than an in-house technology solution, we provide our clients with the following additional benefits:

  •
  Low Fees.    We charge our clients reasonable ongoing monthly fees. A reasonable set-up fee is also charged to certain of our larger clients who require more sophisticated implementation and training.

  •
  Effective Use of Internal Resources.    Because the LivePerson services are outsourced applications, our clients can devote their information technology resources to other priorities.

  •
  Rapid Deployment.    We provide the technology needed to facilitate real-time sales and customer service without customization. Our clients simply download a small client-side program over the Internet, and may immediately provide the LivePerson services to their end users. Our clients' operators and Internet users can use our services with any standard Web browser.

  •
  Automatic Upgrades.    We install all upgrades to the LivePerson services on our servers. As a result, upgrades are immediately available for use and require only a minimal, menu-driven software upgrade for our clients, and no action by their customers. We provide additional training as and if required by the upgraded feature sets.

  •
  Ease of Expansion.    Our clients can add additional operator seats simply by requesting them, enabling the LivePerson services to meet our clients' growth needs.

Our Strategy

        Our objective is to enhance our current position as a provider of real-time sales and customer service technology for companies doing business on the Internet. The key elements of our strategy include:

        Strengthening our Position in Target Markets and Growing our Recurring Revenue Base.    We intend to extend our market position by significantly increasing our installed client base. We plan to continue to focus primarily on financial services companies, internal corporate call centers and small businesses as our key target markets. We intend to capitalize on our growing base of existing clients by selling them additional seats and other services as Internet users are increasingly exposed to the benefits and functionality of live text-based interaction. Increasing our client base will enable us to continue to strengthen our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales and customer service solutions.

        Increasing the Value of our Service to our Clients.    We strive to continuously add new features and functionality to our live interaction platform. Because we manage the server infrastructure, we can make new features available immediately to our clients without client or end-user installation of software or hardware. We currently offer a suite of reporting and administrative tools as part of our overall suite of services. We will continue to develop richer tools for appropriate sectors of our client base, while adding further interactive capabilities. We will also continue to develop additional services that will provide value to our clients. For example, we intend to provide more robust advisory services to our clients that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to increase the value of our services to clients and their reliance on its benefits, which we believe will result in additional revenue from both new and existing clients over time.

        Continuing to Build Strong Brand Recognition.    Our brand name is generally prominently displayed on the pop-up dialogue window that appears when an Internet user commences a text-based chat. In addition, our clients see our brand name when they log into our server infrastructure, which typically occurs on a daily basis, with many logged into our servers on a continuous basis. We believe that high visibility placement of our brand name will create greater brand awareness and increase demand for the LivePerson services. In addition, we intend to leverage increasing awareness of our brand and our reputation as a provider of real-time sales and customer service technology to become a well-recognized solution for companies doing business on the Internet.

        Maintaining our Technological Leadership Position.    We focus on the development of tightly integrated software design and network architecture that is both reliable and scalable. We continue to devote significant resources to technological innovation. Specifically, we plan to continue to expand the features and functionality of our existing services, develop broader applications for our services and create new products and services that will benefit our expanding client base. We evaluate emerging technologies and industry standards and continually update our technology in response to changes in the real-time customer service industry. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

        Evaluating Strategic Alliances and Acquisitions where Appropriate.    We intend to seek opportunities to form strategic alliances with or to acquire other companies that will enhance our business. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, on-line customer service applications to small- and mid-sized businesses. We have also entered into selected strategic alliances with third-party developers to provide complementary software services to existing clients, and may enter into additional alliances in the future. We have no present plans or commitments with respect to any strategic alliances or acquisitions and we are not currently engaged in any material negotiations with respect to these opportunities.

        Expanding our International Presence.    We have translated the user interface for the LivePerson services into a variety of languages, presently including Dutch, French, German, Italian, Portuguese, Spanish and Swedish. We are expanding our international presence to better penetrate these markets through partnerships in the United Kingdom, China, South Korea, Denmark and the Netherlands and are evaluating strategies to implement further international expansion.

The LivePerson Services

LivePerson Chat

        The LivePerson Chat service appears on our clients' Web sites as a LivePerson-branded or custom-created icon. An Internet user browsing a client's Web site who desires assistance simply clicks on the icon, causing the LivePerson pop-up dialogue window to appear on the user's screen. An operator prompts the user with an offer of assistance, commencing a real-time text-based interaction. In many instances, pre-formatted responses are used to respond to Internet user inquiries.

        LivePerson Chat provides the following features and benefits:

  •
  Real-time Text-Based Interaction.    Real-time text-based interaction is the communication vehicle between our clients' operators and Internet users. Text is currently the preferred method of communication because it requires no special plug-ins or hardware and it can be stored and analyzed.

  •
  LiveEngage.    Enables clients to automatically send a timed, context-sensitive message to a Web site visitor based on preset rules.

  •
  Image/Link/Page Presenter.    An operator may present photographs, images or links to other Web pages or sites in the dialogue window in response to Internet user queries. An operator may also "push" Web pages to an Internet user's screen.

  •
  Shopping Cart Converter.    The shopping cart converter is a pop-up window feature that is often used to help prevent shopping cart abandonment. Typically, after an Internet user has been at a shopping cart for a set period, a pop-up window will appear offering assistance. This enables the Internet user to instantly ask a question before completing or potentially abandoning a transaction.

  •
  Exit Survey.    A customizable exit survey is presented to the Internet user after each conversation. The survey can be modified in real time and is used by our clients primarily for gathering Internet user feedback, creating Internet user profiles and quality control.

  •
  Email Targeter.    Based on information collected in exit surveys, the email targeter allows clients to target sales and marketing campaigns to selected Internet user groups.

  •
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

LivePerson Exchange

        LivePerson Exchange integrates a FAQ service with email and document management. These services enhance online sales and service efforts by offering Internet users a self-help option, which is especially useful for those customers with routine inquiries. LivePerson Exchange allows our clients to provide their customers with access to a searchable knowledge base of FAQs 24-hours per day/seven-days per week, whether or not their customer service operators are available. The searchable knowledge base features automatic prioritization of answers based on frequency of selection and effectiveness in answering customers' questions. FAQs can be searched by either entering a keyword or by clicking on a drop-down navigation bar to search by topic.

  •
  Secure Email Management.    A secure, private message area enables each Web site visitor to submit inquiries via email. Repeat visitor activity is held in a single record, while the status of each inquiry is tracked within an administrative tool.

  •
  Document Management.    A searchable document library provides Web site visitors access to stored forms and documents, such as marketing materials, employee forms and product manuals.

  •
  Integrated Knowledge Base.    The LivePerson knowledge base, where pre-formatted responses are created and stored, integrates seamlessly with LivePerson Chat. As a result, pre-formatted responses need only be created or edited once for use with either service.

  •
  Most Recent Question.    When customers proceed to a LivePerson Chat after using LivePerson Exchange, operators see the most recent question asked by the customer allowing the operator to quickly understand the nature of the customer's inquiry.

  •
  Reporting.    Reporting tools allow our clients to monitor customer request volume and the top 100 search phrases used.

Clients

        Our client base includes dedicated Internet companies, Fortune 1000 companies and other companies with established commercial Web sites. Our service benefits companies of all sizes doing business on the Internet. We continue to focus primarily on financial services companies, internal corporate call centers and small businesses as our key target markets.

        The following is a representative list of our clients among those generating at least $2,000 in revenue during 2001:

American Power Conversion
Ameritrade
APL
Bloomingdale's
EarthLink
eHealthInsurance
Flightneeds
Ford Motor Company
GEICO
GMAC
GreenPoint Financial
IndyMac Bank
Kinko's
Neiman Marcus
ProPay
QVC
Ralph Lauren Media
Sierra Trading Post
TechSmart
Virgin One
Wall Street Access

Z-Tel

        Many of our clients' businesses are seasonal. Our clients' demand for real-time sales and customer service technology in general and their demand for seats and our other services, in particular, may be seasonal as well. As a result, our future revenue and profits may vary from quarter to quarter.

Sales, Client Support and Marketing

        Sales.    We sell the LivePerson services primarily via telephone and our own interactive chat service as a monthly fee service, or via direct automated download from the Internet. Due to the relatively low start-up costs of the LivePerson services, our experience has shown that purchase approval frequently comes from customer service, sales or marketing managers, and requires little or no involvement on the part of a client's information technology staff. We sell the LivePerson services mainly through a direct sales organization and target companies seeking to improve customer relations and increase Internet commerce activity—primarily financial services companies, internal corporate call centers and small businesses. Additionally, potential clients have contacted us as a result of our participation in trade shows, press releases, news articles, online and offline advertising campaigns or visits to our Web site. We demonstrate the LivePerson services online and, for larger accounts, we provide in-person service demonstrations.

        We also have begun to enter into contractual arrangements that complement our direct sales force. These are primarily with sales partner organizations and individuals in key markets. We compensate such partners through a commission-based plan. Revenue from these partnerships is not material.

        Client Support.    Our client services group assists the client in launching the LivePerson services, and manages our ongoing relationship with the client. Each client has access to help desk services, while larger clients also have access to a client services manager for assistance with service questions.

        The following steps are required to launch a new LivePerson client:

  •
  Account Set-Up.    We create operator names and passwords for our client.

  •
  Site Set-Up.    Our client places our HTML link on their Web site.

  •
  Training.    We provide telephone-based training of operators and administrators, if necessary.

        Set-up and training can generally be accomplished within the same day. We also maintain a 24-hour per day/seven-day per week help desk to assist clients with any technical concerns or issues.

        Marketing.    Our marketing strategy is focused on building brand awareness of LivePerson as a provider of real-time sales and customer service technology for companies doing business on the Internet. Our marketing is targeted primarily toward financial services companies, internal corporate call centers and small businesses. Marketing efforts consist primarily of direct communication efforts to potential and existing users through interactive email and real-time chat, as well as channel support through newsletters and trade publications.

        Our marketing strategy also includes aggressive public relations efforts. These initiatives include interviews with media and industry analysts which often result in published articles. They also include speaking engagements and byline articles featuring our executives. We also develop potential sales relationships through the use of case studies featuring the successes of our existing client relationships.

Competition

        The market for real-time sales and customer service technology is new and intensely competitive. There are no substantial barriers to entry in this market, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage scalable network architecture. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user's request.

        We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as eGain Communications Corp., Divine, Inc., KANA Software, Inc. and RightNow Technologies, Inc., some of which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

        We also face potential competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies, including IBM and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales and customer service applications.

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

Technology

        Three key technological features distinguish the LivePerson services:

  •
  All of our customers share the same servers, databases, and network connections. We are therefore able to accommodate our expanding customer base and increasing system usage in a very cost-effective manner. Our servers are hosted in a fully secured third-party server center in the United States.

  •
  Our network, hardware and software are designed to accommodate our clients' demand for secure, high-quality 24-hours per day/seven-days per week service.

  •
  As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to immediately provide these benefits simultaneously to our entire client base. In addition, it allows us to maintain a relatively short development and implementation cycle, that has typically been approximately 90 days.

        As an application service provider, we focus on the development of tightly integrated software design and network architecture. We have dedicated significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

        Software Design.    Our software design is based on client server architecture. As an application service provider, our customers install only the LivePerson software client (Windows or Java-based) on their operators' workstations. Visitors to our clients' Web sites use nothing more than a standard Web browser and do not need to download software from LivePerson in order to chat with our clients' operators.

        Our software design is also based on open standards. These standard protocols facilitate integration with our clients' legacy and third-party systems, and include:

  •
  Java

  •
  XML (Extensible Mark-up Language)

  •
  HTML (Hypertext Mark-up Language)

  •
  SQL (Structured Query Language)

  •
  HTTP (Hypertext Transfer Protocol)

        Network Architecture.    The software underlying our service is integrated with a scalable and reliable network architecture. Our network is scalable in that we do not need to incrementally add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a third-party server center with redundant network connections, servers and other infrastructure, ensuring high availability and up-time.

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

Intellectual Property and Proprietary Rights

        We rely upon a combination of patent, copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have one U.S. patent application pending. The U.S. Patent and Trademark Office has issued a non-final office action rejecting our initial patent application. We have responded to the office action but we cannot assure you that a patent will eventually be issued to us. Furthermore, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. In addition, we currently have one common law trademark, "LivePerson", one registered U.S. trademark, "LivePerson Give Your Site A Pulse" and one pending U.S. trademark application, "HumanClick". With regard to the "HumanClick" mark, the U.S. Patent and Trademark Office published such mark for opposition on January 8, 2002, and may issue a notice of allowance with respect to such mark if no opposition was filed by February 7, 2002. However, the U.S. Patent and Trademark Office has not yet indicated whether timely opposition was filed, no final determination as to the registrability of this mark has been made, and, ultimately we may not be able to secure registration of this trademark.

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

        Substantial litigation regarding intellectual property rights exists in the software industry. Our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales and customer service solutions may have filed or may intend to file patent applications covering aspects of their technology. Although we believe that our services and technology do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we do not conduct comprehensive patent searches to determine whether our services and technology infringe patents held by others, and we may be subject to claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant amounts in litigation, distract management from other tasks of operating our business, pay damage awards, delay delivery of the LivePerson services, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of any such infringement. Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Employees

        As of March 15, 2002, we had 66 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

        We currently lease approximately 7,000 square feet at our headquarters location in New York City, through October 2004.

        Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Moshav Bnei Zion, Israel of approximately 3,600 square feet, under leases expiring in February 2003.

ITEM 3. LEGAL PROCEEDINGS

        On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against us in the Supreme Court of the State of New York, New York County. The complaint alleges that LivePerson is in default of an operating lease for computer equipment. Compaq is seeking to recover approximately $2.0 million in damages, fees and expenses. We have served an answer asserting affirmative defenses and counterclaims for fraud and negligent misrepresentation, and seek damages and fees. Compaq has moved for summary judgement on its claims, and we have filed papers in opposition to the motion. The motion is currently pending.

        On November 16, 2001, Corio, Inc. filed a demand for arbitration against us with the American Arbitration Association in San Francisco County, California. The demand is related to a hosted software service contract terminated during 2001. Corio is seeking to recover approximately $1.4 million in damages, fees and expenses. We have filed an answer denying liability and asserting a counterclaim for breach of contract, and seek a refund of all amounts paid to Corio, approximately $1.5 million.

        Although we intend to defend vigorously each of the matters described above, and believe that we have provided adequate reserves in connection with each of the claims, we cannot assure you that our defense in either case will be successful and, if it is not, that our ultimate liability in connection with either or both of these claims will not exceed our reserves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Our common stock has been quoted on the Nasdaq National Market under the symbol "LPSN" since our initial public offering on April 7, 2000. The following table sets forth, for the periods indicated, the range of high and low bid information (in dollars per share) of our common stock as quoted on the Nasdaq National Market:

	High	Low
Year ended December 31, 2000:
Second Quarter (from April 7, 2000)	$11.00	$5.375
Third Quarter	$9.50	$3.625
Fourth Quarter	$4.16	$0.875
Year ended December 31, 2001:
First Quarter	$1.75	$0.25
Second Quarter	$0.55	$0.20
Third Quarter	$0.36	$0.07
Fourth Quarter	$0.43	$0.10

HOLDERS

        As of March 15, 2002, there were approximately 270 holders of record of our common stock.

DIVIDEND POLICY

        We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

        On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters' discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of December 31, 2001, we have used approximately $18.0 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2001. Our only equity compensation plans are the 2000 Stock Incentive Plan and our Employee Stock Purchase Plan, both of which were approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1) (c)
Equity compensation plans approved by stockholders	6,467,242	$1.46	4,825,712
Equity compensation plans not approved by stockholders	—	—	—
Total	6,467,242	$1.46	4,825,712

(1)
Excludes securities reflected in column (a). The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. The number of shares of common stock available for issuance under our Employee Stock Purchase Plan automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. Effective October 2001, we suspended our Employee Stock Purchase Plan until further notice.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements which are included herein. The consolidated financial data for the year ended December 31, 2000 includes the results of operations of HumanClick from October 2000 (the date of its acquisition). See note 2 to our consolidated financial statements for further information concerning the acquisition. The selected financial data with respect to our balance sheets as of December 31, 1999, 1998 and 1997 and the related statements of operations for the years ended December 31, 1998 and 1997 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Service revenue	$7,806	$6,279	$576	$1	$—
Programming revenue	—	—	39	378	245

Total revenue	7,806	6,279	615	379	245

Operating expenses:
Cost of revenue, exclusive of $(193), $1,109, $198, $0 and $0 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, reported below as non-cash compensation expense	6,740	7,888	856	70	121
Product development, exclusive of $(181), $1,476, $566, $0 and $0 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, reported below as non-cash compensation expense	3,509	8,209	1,637	93	—
Sales and marketing, exclusive of $376, $4,822, $577, $0 and $0 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, reported below as non-cash compensation expense	5,089	14,529	3,987	33	—
General and administrative, exclusive of $675, $5,838, $1,338, $25 and $0 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, reported below as non-cash compensation expense	5,694	6,994	1,706	178	130
Amortization of goodwill and other intangibles(1)	2,975	619	—	—	—
Non-cash compensation expense, net	677	13,245	2,679	25	—
Non-cash compensation credit related to restructuring, net	(1,720)	—	—	—	—
Restructuring and impairment charges	12,740	—	—	—	—

Total operating expenses	35,704	51,484	10,865	399	251

Loss from operations	(27,898)	(45,205)	(10,250)	(20)	(6)

Other income (expense):
Other income	109	65	—	—	—
Interest income	538	1,839	474	—	—
Interest expense	(10)	(33)	(1)	—	—

Total other income, net	637	1,871	473	—	—

Net loss	(27,261)	(43,334)	(9,777)	(20)	(6)
Non-cash preferred stock dividend	—	18,000	—	——

Net loss attributable to common stockholders	$(27,261)	$(61,334)	$(9,777)	$(20)	$(6)

Basic and diluted net loss per common share	$(0.80)	$(2.50)	$(1.38)	$0.00	$0.00

Weighted average basic and diluted shares outstanding	33,987,895	24,535,078	7,092,000	7,092,000	7,092,000

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,136	$20,449	$14,944	$107	$10
Working capital (deficit)	7,878	20,280	13,380	(30)	(35)
Total assets	17,627	47,000	19,570	142	30
Redeemable convertible preferred stock	—	—	18,990	—	—
Total stockholders' equity (deficit)	14,271	42,775	(2,046)	(30)	(35)

(1)
Related to our acquisition of HumanClick Ltd. in October 2000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to our Consolidated Financial Statements in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Statements in the following discussion about LivePerson that are not historical facts are forward-looking statements based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. These forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned "—Risk Factors That May Affect Future Results."

Subsequent Event

        On February 14, 2002, we received a letter from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we have until May 15, 2002 to demonstrate compliance with such rule and that, if we are not in compliance by that date, Nasdaq will notify us that our securities will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market.

Critical Accounting Policies

  General

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgements that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

        The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

  Revenue Recognition

        During 1998, we began offering the LivePerson services. The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. We charge a monthly fee for each operator access account, which we refer to as a "seat." Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

        The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of a client relationship. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we do not charge an additional set-up fee if an existing client adds more seats. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $286,000, $0 and $0 in 2001, 2000 and 1999, respectively, of set-up fees due to client attrition.

        In the first half of 2001, we began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk by transferring the risk to the credit card provider. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

        We record revenue for traditional direct sales and Internet download sales based upon a monthly fee charged for each seat using the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service revenue fees as services are provided. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty.

  Accounts Receivable

        Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers' financial condition (except for customers who purchase the LivePerson services via Internet download, which are paid for almost exclusively by credit card, which transfers the collection risk to the credit card provider) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2001, 2000 or 1999 or 10% of our total accounts receivable in 2001 or 2000.

  Impairment of Long-Lived Assets

        Prior to January 1, 2002, we accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." (See "Recently Issued Accounting Standards" for our accounting for long-lived assets beginning on January 1, 2002.) SFAS No. 121 requires that long-lived assets, including fixed assets and goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The assessment of the recoverability of long-lived assets, including fixed assets and goodwill, will be impacted if estimated future operating cash flows are not achieved.

  Restructuring Activities

        Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF"), in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated and communication of benefit arrangement to employees.

Overview

        LivePerson is an application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. We offer our proprietary real-time interaction technology as outsourced services. We currently generate revenue from the sale of our LivePerson services, which enable our clients to communicate directly with Internet users via text-based chat, and to a lesser extent from related professional services. With the LivePerson chat service, our clients can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users' online shopping experience.

        We were incorporated in the State of Delaware in November 1995; however, we did not commence operations until January 1996. We had no significant revenue until 1997, when we began to generate revenue from services primarily related to Web-based community programming and media design.

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

        In the first quarter of 2001, following a review of our business in connection with our acquisition of HumanClick, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices. The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001. In the third quarter of 2001, in a continued effort to streamline our operations, we initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, and the decision to relocate our principal executive offices, which included the termination of an office space lease (and the entering into of a new three-year lease that commenced in November 2001). The restructuring resulted in a reduction of our workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. For the year ended December 31, 2001, we recorded net charges of approximately $12.7 million for our various restructuring initiatives. In connection with our third quarter 2001 restructuring initiatives, we upgraded all of our clients onto a single software application platform. We expect this new platform to provide our customers with a more dependable product while reducing our cost of providing these services.

        In October 2001, our Board of Directors determined that it would not effect the one-for-fifteen reverse split of our common stock approved by our stockholders at the Special Meeting of Stockholders held on September 11, 2001, due to the fact that on September 27, 2001, Nasdaq informed us that on such date they had implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq Stock Market, which requirements were suspended until January 2, 2002. See also the information above under the caption "Subsequent Event."

        As part of our restructuring initiatives, we have consolidated our client base onto a single software application platform and network. Our network is hosted by a third-party provider of secure server hosting services located in the United States. While the cost of providing our services as a result of these initiatives has decreased, we are dependent on our third-party server hosting provider for redundant network connections, server maintenance and general security. We have not experienced any material product instability or operational consequences since the implementation of these initiatives. We have also consolidated our product development, help desk and online sales personnel in our Israel office. As a result, the political, economic or military conditions affecting Israel could have a material adverse effect on our operations in Israel or our business.

Unaudited Quarterly Results of Operations

        The following table sets forth, for the periods indicated, our financial information for the eight most recent quarters ended December 31, 2001. In our opinion, this unaudited information has been prepared on a basis consistent with our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Quarter Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000
	(in thousands, except share and per share data)
Revenue:
Service revenue	$1,789	$1,734	$1,915	$2,368	$2,330	$1,849	$1,326	$774
Programming revenue	—	—	—	—	—	—	—	—

Total revenue	1,789	1,734	1,915	2,368	2,330	1,849	1,326	774

Operating expenses:
Cost of revenue	328	1,586	2,144	2,682	2,443	2,216	2,039	1,190
Product development	509	865	883	1,252	2,079	2,212	2,151	1,767
Sales and marketing	662	1,133	1,178	2,116	4,089	3,223	3,792	3,425
General and administrative	662	1,464	1,626	1,942	1,670	2,034	1,990	1,300
Amortization of goodwill and other intangibles	745	745	743	742	619	—	—	—
Non-cash compensation expense, net	108	526	(332)	375	256	2,031	5,002	5,956
Non-cash compensation credit related to restructuring, net	—	—	—	(1,720)	—	—	—	—
Restructuring and impairment charges	—	9,232	117	3,391	—	—	—	—

Total operating expenses	3,014	15,551	6,359	10,780	11,156	11,716	14,974	13,638

Loss from operations	(1,225)	(13,817)	(4,444)	(8,412)	(8,826)	(9,867)	(13,648)	(12,864)

Other income (expense), net:
Other income	—	43	61	5	65	—	—	—
Interest income	61	118	124	235	415	551	582	291
Interest expense	(3)	—	—	(7)	(20)	(13)	—	—

Total other income, net	58	161	185	233	460	538	582	291

Net loss	(1,167)	(13,656)	(4,259)	(8,179)	(8,366)	(9,329)	(13,066)	(12,573)
Non-cash preferred stock dividend	—	—	—	—	—	—	—	18,000

Net loss attributable to common stockholders	$(1,167)	$(13,656)	$(4,259)	$(8,179)	$(8,366)	$(9,329)	$(13,066)	$(30,573)

Basic and diluted net loss per common share	$(0.03)	$(0.40)	$(0.13)	$(0.24)	$(0.25)	$(0.32)	$(0.47)	$(4.15)

Weighted average shares outstanding used in basic and diluted net loss per common share calculation	34,003,610	34,003,501	33,992,277	33,951,476	33,441,094	29,476,985	27,969,434	7,362,000

        Our revenue from the LivePerson services remained flat in the last quarter of the fiscal year ended December 31, 2001, after decreasing in each of the previous two quarters. The lack of material increased revenue in the fourth quarter of 2001, and the quarterly revenue declines earlier in the year, were primarily attributable to client attrition from our Internet-related customers with limited operating histories (many of which began to face difficult business conditions in the last three quarters of 2001), and, to a lesser extent, to fewer new clients due to the reduction in our sales force as a result of our restructuring initiatives. Our revenue had increased in each of the five quarters ended March 31, 2001, from $774,000 to $2.4 million, due primarily to increased market acceptance of our services, which was in part attributable to the growth of our direct sales force. The growth of our sales force had allowed us to solicit more prospective clients and to respond more quickly and effectively to their inquiries. We recently experienced slower revenue growth rates than in the past and we cannot assure you that we will experience any future revenue growth.

        Our cost of revenue has decreased in each of the last four quarters, from $2.7 million to $328,000. This decrease is attributable to reduced spending requirements, including the cancellation of operating leases for certain computer equipment that supported our infrastructure, the consolidation of our clients onto a single customer application platform, reduced headcount and lower allocated occupancy costs and related overhead, each as a result of our restructuring initiatives. Prior to restructuring, our cost of revenue had increased in each of the five quarters ended March 31, 2001, from $1.2 million to $2.7 million. The increase was primarily due to the addition of client services personnel and the expansion of our technological infrastructure. Costs associated with the expansion of our technological infrastructure include, but are not limited to, depreciation and payments under our operating leases for certain computer equipment.

        Our product development costs have generally decreased in each of the last eight quarters, from $1.8 million to $509,000. This decrease is primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including moving software development to our Israel office and lower occupancy costs and related overhead.

        Our sales and marketing costs have generally decreased in each of the last eight quarters, from $3.4 million to $662,000. This decrease is primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including lower allocated occupancy costs and related overhead.

        General and administrative costs have decreased in each of the last four quarters, from $1.9 million to $662,000, principally due to our restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions and the decision to relocate our principal executive offices, which included the termination of an office space lease. Prior to restructuring, our general and administrative costs had generally increased in each of the five quarters ended March 31, 2001, from $1.3 million to $1.9 million, principally due to an increase in the number of employees and related occupancy costs and, to a lesser extent, to professional fees.

        Amortization of goodwill and other intangibles is related entirely to our acquisition of HumanClick in October 2000. Prior to October 2000, we did not incur any amortization of goodwill and other intangibles.

        Non-cash compensation expense has generally decreased in each of the last eight quarters, from $6.0 million to $108,000. This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in 2001, as well as employees whose employment was terminated as part of our restructuring initiatives during 2001, and, to a lesser extent, to a lower aggregate amount of amortization recognized because the number of our employees has decreased.

        Since our restructuring initiatives in 2001, we have experienced substantial decreases in our expenses. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate our principal executive offices, which included the termination of an office space lease. Although our operating costs have recently decreased, we do not anticipate further material cost savings in the future. Annual revenue in 2001 grew at a substantially slower rate than in 2000 and, in the second and third quarters of 2001, quarterly revenue decreased, in each case, due primarily to client attrition from our Internet-related customers with limited operating histories (many of which began to face difficult business conditions in the last three quarters of 2001), and, to a lesser extent, to fewer new clients due to the reduction in our sales force as a result of our restructuring initiatives. We cannot assure you that we will experience any future revenue growth or that we will generate sufficient revenue to achieve profitability. Consequently, we believe that period-to-period comparisons of our operating results may not be meaningful, and as a result, you should not rely on them as an indication of future performance.

  Revenue

        With respect to the LivePerson services, our clients pay us a monthly fee for each operator access account, which we refer to as a "seat." Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, revenue attributable to our monthly service fee for the years ended December 31, 2001 and 2000 accounted for 90% and 85%, respectively, of total LivePerson services revenue. In addition, because we expect the aggregate number of seats to continue to grow, and because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to represent a decreasing percentage of total revenue over time. In instances where we do charge a set-up fee, we do not charge an additional set-up fee if an existing client adds more seats. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

        In the first half of 2001, we began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk by transferring the risk to the credit card provider. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

        As sales via Internet download increase, our average revenue per client tends to decline because services sold in this manner have a lower unit cost. Overall, our average revenue per client and per seat has declined, while the total number of our clients has increased. We expect this trend to continue as we generate an increasing portion of revenue via Internet downloads.

        We also have begun to enter into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

        Prior to November 1998, when the LivePerson services were introduced, we generated revenue from services primarily related to Web-based community programming and media design. Revenue from such services was $0, $0 and $39,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of January 2000, we no longer generated any revenue from these services. Revenue generated from Web-based community programming and media design services was recognized upon completion of the project, provided that no significant obligations remained outstanding and collection of the resulting receivable was probable.

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

  •
  compensation costs relating to employees who provide customer service to our clients, consisting of 14 people at December 31, 2001 (including 13 employees of HumanClick) and 41 people at December 31, 2000 (including 18 employees of HumanClick);
  •
  compensation costs relating to our network support staff, consisting of 3 people (including 2 employees of HumanClick) at December 31, 2001 and 11 people at December 31, 2000;
  •
  allocated occupancy costs and related overhead; and
  •
  the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party network monitoring and depreciation of certain hardware and software.

        Our product development expenses consist primarily of compensation and related expenses for product development personnel, consisting of 13 people (including 10 employees of HumanClick) and 40 people (including 11 employees of HumanClick) at December 31, 2001 and 2000, respectively, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

        Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, consisting of 25 people (including 13 employees of HumanClick) and 58 people at December 31, 2001 and 2000, respectively, allocated occupancy costs and related overhead, advertising, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.

        Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, consisting of 14 people (including 4 employees of HumanClick) and 31 people (including 4 employees of HumanClick) at December 31, 2001 and 2000, respectively, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

        In 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections. A significant portion of this increase was due to overdue accounts receivable balances from our Internet-related clients with limited operating histories, many of which began to face difficult market conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving an allowance of $160,000 at December 31, 2001. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. We did not increase our allowance for doubtful accounts in the three months ended December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in the fourth quarter, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card, which transfers the collection risk to the credit card provider.

  Non-cash Compensation Expense

        In the years ended December 31, 2000, 1999 and 1998, we recorded an aggregate of $0, $978,000 and $25,000, respectively, of non-cash compensation expense in connection with grants to consultants of options to acquire an aggregate of 458,010 shares of our common stock. The total values ascribed to such options were determined using a Black-Scholes pricing model.

        During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson services to Network Commerce for two years. We were to receive subscription revenue from Network Commerce over the two-year period based on the number of seats the client was using. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted the option as an incentive for entering into a two-year service agreement with us, at a point in time when the LivePerson services were new and their viability was unknown. The option had no minimum revenue guarantee, and was exercisable for a period of three years from the date of grant. We accounted for this option in accordance with Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF No. 96-18, we valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of our common stock as of each balance sheet date. The $566,000 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86,000 for the period from May 1999 through December 1999, which was recorded as net deferred cost on our December 31, 1999 balance sheet. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was ratably amortized over the two-year service agreement, as we believed that the achievement of the revenue targets was probable. As a result, we amortized $86,000 of the deferred costs as of December 31, 1999, of which $24,000 was offset against the $27,000 of revenue recognized from the client in 1999, and the remaining $62,000 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

        In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable, and Network Commerce exercised the option in May 2000. Network Commerce agreed, however, that it could not sell the underlying common stock until the earlier of five years or, if certain revenue targets were met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which was ratably amortized over the remaining service period of approximately fifteen months because the vesting of the option did not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 was recorded as a reduction of the revenue recognized from Network Commerce with any excess amortization recorded as sales and marketing expense, which was reflected as a non-cash compensation expense in our statement of operations. We amortized $723,000 of the deferred costs during the year ended December 31, 2000, of which $59,000 was offset against the $59,000 of revenue recognized from Network Commerce. The remaining $664,000 of sales and marketing expense was included in non-cash compensation expense in our 2000 statement of operations.

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

        Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, the net non-cash compensation charge of $677,000 for the year ended December 31, 2001 includes $237,000 related to the May 1999 option granted to Network Commerce (discussed above), $833,000 of amortization expense, $616,000 of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees and $1.0 million of credits due to forfeiture in connection with the termination of the employment of certain employees. The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital for the year ended December 31, 2001 was approximately $2.9 million. This amount represents the forfeiture of options associated with LivePerson employees whose employment was terminated as part of our restructuring initiatives.

        The net non-cash compensation expense of $13.2 million for the year ended December 31, 2000 includes $664,000 related to the May 1999 option granted to Network Commerce, $11.9 million of amortization expense, and $666,000 of charges related to the acceleration of vesting of certain employee options in connection with the termination of the employment of those employees.

        In January 1999, we issued 41,667 shares of series A convertible preferred stock in the amount of $50,000 in exchange for consulting services provided by Silicon Alley Venture Partners, LLC.

Results of Operations

        Due to our acquisition of HumanClick in October 2000, our significant restructuring initiatives during 2001, and our limited operating history, we believe that comparisons of our 2001, 2000 and 1999 operating results with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2001 and 2000

        Revenue.    Total revenue increased to $7.8 million for the year ended December 31, 2001, from $6.3 million for the year ended December 31, 2000. This increase was due primarily to the introduction of a new range of services, increased online marketing efforts of the LivePerson services and increased market acceptance of our services. Revenue in 2001 and 2000 included the recognition of $286,000 and $0, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot assure that we will achieve similar growth, if any, in future periods.

        Cost of Revenue.    Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue decreased to $6.7 million in 2001, from $7.9 million in 2000. This decrease was primarily attributable to reduced spending requirements associated with supporting our infrastructure as a result of our restructuring initiatives, including the consolidation of our clients onto a single customer application platform and the cancellation of operating leases for certain computer equipment. The decrease is also attributable, to a lesser extent, to reduced allocated occupancy costs and related overhead.

        Product Development.    Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs decreased to $3.5 million in 2001, from $8.2 million in 2000. This decrease was primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including relocating our software development to our Israel office.

        Sales and Marketing.    Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and, to a lesser extent, trade show exhibit expenses. Sales and marketing expenses decreased to $5.1 million in 2001, from $14.5 million in 2000. This decrease was primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

        General and Administrative.    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses decreased to $5.7 million in 2001, from $7.0 million in 2000. This decrease was primarily attributable to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including the termination of our office lease agreement for our former principal executive offices, offset by an increase in our allowance for doubtful accounts.

        Amortization of Goodwill and Other Intangibles.    Amortization expense relates to goodwill and other intangibles recorded as a result of our acquisition of HumanClick in October 2000. We recorded amortization expense of $3.0 million in 2001, an increase from expense of $619,000 in 2000.

        Non-Cash Compensation Expense, Net.    Non-cash compensation expenses consist primarily of amortization of deferred stock-based compensation in 2001 and 2000. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options. We recorded a non-cash compensation expense of $677,000 in 2001, a decrease from expense of $13.2 million in 2000. This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in 2001, in the amount of approximately $1.0 million. The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001.

        Other Income.    Interest income was $538,000 and $1.8 million in 2001 and 2000, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Interest expense was $10,000 and $33,000 in 2001 and 2000, respectively. See "Part II. Item 5. Market For Registrant's Common Equity and Related Stockholder Matters—Use of Proceeds from Initial Public Offering." Other income was $109,000 and $65,000 in 2001 and 2000, respectively, and consists primarily of amortization of deferred gain on the sale-leaseback of certain computer equipment.

        Net Loss.    Our net loss decreased to $27.3 million in 2001, from $43.3 million in 2000.

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

        Other Income.    Interest income was $1.8 million and $474,000 in 2000 and 1999, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Interest expense was $33,000 and $1,000 in 2000 and 1999, respectively. The increase in interest income, particularly since the second quarter of 1999, is due primarily to interest earned on the net proceeds from our initial public offering and the private placements of our series C and series D redeemable convertible preferred stock. See "Part II. Item 5. Market For Registrant's Common Equity and Related Stockholder Matters—Use of Proceeds from Initial Public Offering." Other income in 2000 consists primarily of amortization of deferred gain on the sale-leaseback of certain computer equipment.

        Net Loss.    Our net loss increased to $43.3 million in 2000, from $9.8 million in 1999.

Liquidity And Capital Resources

        Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. Through December 31, 2001, we have raised a total of $69.5 million in aggregate net proceeds. As of December 31, 2001, we had $10.1 million in cash and cash equivalents and marketable securities, a decrease of $11.3 million from December 31, 2000. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.

        Net cash used in operating activities was $12.9 million in the year ended December 31, 2001 and consisted of net operating losses, non-cash items related to our restructuring initiatives, and a decrease in accounts receivable, accounts payable and deferred revenue, partially offset by an increase in accrued expenses due to our restructuring initiatives, and an increase in depreciation and amortization expenses. Net cash used in operating activities was $26.6 million in the year ended December 31, 2000 and consisted primarily of net operating losses and an increase in accounts receivable, partially offset by an increase in non-cash compensation, depreciation and amortization expenses and deferred revenue.

        Net cash provided by investing activities was $2.6 million in the year ended December 31, 2001 and was primarily attributable to $4.2 million of restricted cash released pursuant to the cancellation of the lease of our former principal executive offices, which lease was terminated in September 2001. Net cash used in investing activities was $15.0 million in the year ended December 31, 2000 and was due to the purchase of fixed assets and capitalized software, the purchase of "short-term available-for-sale" investments and restricted cash requirements associated with the lease of our former principal executive offices.

        Net cash provided by financing activities was $39,000 in the year ended December 31, 2001 and was primarily attributable to proceeds from the issuance of common stock in connection with the exercise of options. Net cash provided by financing activities was $47.0 million in the year ended December 31, 2000 and was primarily attributable to proceeds from our initial public offering, the sale of our series D convertible preferred stock and exercise of our warrants and stock options.

        We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2001 and 2000 was approximately $2.7 million and $1.4 million, respectively.

        In October 2001, pursuant to our decision to relocate our principal executive offices, we entered into a lease for office space at a location in New York City. The three-year lease term commenced in November 2001, with rent of approximately $195,000 in the first year, $201,000 in the second year and $207,000 in the final year.

        As of December 31, 2001, our principal commitments were approximately $846,000 under various operating leases, of which $355,000 is due in 2002. We do not currently expect that our principal commitments for the year ended December 31, 2002 will exceed $400,000 in the aggregate. Our capital expenditures are not currently expected to exceed $200,000 in 2002.

        We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. In addition, our annual revenue growth in 2001 was less than in 2000, and our quarterly revenue declined in the second and third quarters of 2001 and did not increase materially in the first and fourth quarters of 2001. As a result, we have incurred significant net losses and negative cash flows from operations since inception, and as of December 31, 2001, had an accumulated deficit of $98.4 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

        As a result of the various restructuring initiatives, for the year ended December 31, 2001, we recorded charges of approximately $12.7 million for expenses related to the restructuring and impairment, all of which are expected to be paid by the end of 2002. In addition, for the year ended December 31, 2001, we also recognized a net non-cash compensation credit in the amount of approximately $1.7 million associated with LivePerson employees who were terminated as part of our restructuring initiatives in first quarter of 2001. The net non-cash compensation credit of $1.7 million for the year ended December 31, 2001 represents the reversal of $3.2 million of previously recognized amortization of deferred compensation related to employee stock options which did not vest due to the termination of their employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1.5 million also in connection with the restructuring initiatives. Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during 2001.

        We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products.

Recently Issued Accounting Standards

        In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and, as amended by SFAS No. 137, was adopted by us in the fourth quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement has not impacted our financial statements as we do not use derivative instruments.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

        We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the full adoption of SFAS No. 142. Upon adoption of SFAS No. 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption, and, if an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the carrying amount of the reporting unit's goodwill, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

        As of the date of adoption, we expect to have unamortized goodwill in the amount of $5.3 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $3.0 million and $619,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

        We adopted SFAS No. 144 on January 1, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

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

        On July 31, 2001, we received a letter from The Nasdaq Stock Market, Inc., containing a Nasdaq Staff Determination that we failed to comply with Nasdaq's minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5), and that our common stock was, therefore, subject to delisting from the Nasdaq National Market. In addition, we received a letter from Nasdaq, dated September 4, 2001, notifying us of our failure to maintain a minimum market value of public float of $5 million over the preceding 30 consecutive trading days as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(2).

        In October 2001, our Board of Directors determined that it would not effect the one-for-fifteen reverse split of our common stock approved by our stockholders at the Special Meeting of Stockholders held on September 11, 2001, due to the fact that on September 27, 2001, Nasdaq informed us that on such date they had implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on The Nasdaq Stock Market, which requirements were suspended until January 2, 2002. Based on the foregoing, the hearing we had requested before a Nasdaq Listing Qualifications Panel to appeal the July 2001 Nasdaq Staff Determination that our common stock failed to comply with the minimum bid price requirement was rendered moot.

        On February 14, 2002, we received a letter from Nasdaq, notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we have until May 15, 2002 to demonstrate compliance with such rule and that, if we are not in compliance by that date, Nasdaq will notify us that our securities will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market.

        If a delisting from the Nasdaq National Market were to occur, shares of our common stock would likely trade on the Nasdaq SmallCap Market, or, if we failed to meet the requirements of that market, in the over-the-counter market in the so-called "pink sheets" maintained by Pink Sheets LLC or on the National Association of Securities Dealers' OTC Bulletin Board, which was established for securities that do not meet the listing requirements of the Nasdaq markets. Such alternative trading markets, and, in particular, the "pink sheets" and the OTC Bulletin Board, are generally considered less efficient than the Nasdaq National Market. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts' and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

        We have only a limited operating history providing the LivePerson services upon which to base an evaluation of our current business and future prospects. We began offering our services in November 1998 and we acquired HumanClick in October 2000; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as an application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only three years of historical financial data relating to the LivePerson services upon which to forecast revenue and results of operations.

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

        We have a history of losses, we had an accumulated deficit of $98.4 million as of December 31, 2001 and we may incur losses in the future.

        We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000 and $27.3 million for the year ended December 31, 2001. We had total revenue of approximately $7.8 million for the year ended December 31, 2001, and less than $6.3 million and $615,000 in the years ended December 31, 2000 and 1999, respectively. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. As of December 31, 2001, our accumulated deficit was approximately $98.4 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

        We cannot predict our future capital needs to execute our business strategy and we may not be able to secure additional financing.

        We believe that our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent that we require additional funds to support our operations or the expansion of our business, or to pay for acquisitions, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. In the past, we have obtained financing principally through the sale of preferred stock, common stock and warrants. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

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

        The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat. We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology. Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first or fourth quarters of 2001; we cannot assure you that we will experience any revenue growth in the future. A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

  •
  our clients' business success;

  •
  our clients' demand for seats and our other services;

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

        Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

  •
  seasonal factors affecting our clients' businesses;

  •
  economic conditions specific to the Internet, electronic commerce and online media; and

  •
  general economic and political conditions.

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

        Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000. A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving a net allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in the three months ended December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in the fourth quarter, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card, which transfers the collection risk to the credit card provider.

  We may not be able to effectively manage our changing operations.

        Since the launch of our services in November 1998, we have grown rapidly, even in light of our recent restructuring initiatives. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we replaced our existing accounting and other back-office systems at a cost of approximately $1.2 million. In 2001, in connection with our restructuring initiatives, we implemented a less expensive accounting system. The cost of this new system was immaterial. The new systems are being integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant additional costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

        Staff attrition could strain our managerial, operational, financial and other resources.

        We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; and 68 employees at December 31, 2001. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; and 12 employees at December 31, 2001. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counterparties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

        Our business is dependent on a few key employees, including our chief executive officer, Robert P. LoCascio.

        Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer. The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition. In addition, since November 2000, many members of our senior management team left LivePerson. Although we do not believe that changes in our senior management team have materially harmed our business, they have distracted us from other important tasks, and we cannot assure you that we will be able to successfully integrate newly-hired senior managers who will work together successfully with our existing management team.

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

        In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications with more than 100,000 customers around the world and 27 employees at the date of acquisition. In addition, during a portion of 2000 and 2001, we conducted operations in the United Kingdom. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

        If we do not succeed in attracting new personnel or retaining and motivating our current personnel, or if we are unable to outsource certain functions, our business, results of operations and financial condition will be materially and adversely affected.

        We may be unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future. We have experienced difficulty in hiring and retaining highly-skilled senior managers and other employees with appropriate qualifications. Also, our workforce reductions announced in the first and third quarters of 2001 may adversely affect the morale of, and our ability to retain, those employees who were not terminated. Because our stock price has suffered a significant decline, the stock options held by our employees and other equity-based compensation may have diminished effectiveness as employee retention devices. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected.

        Our reputation depends, in part, on factors which are entirely outside of our control.

        Our services appear as a LivePerson-branded or a custom-created icon on our clients' Web sites. The customer service operators who respond to the inquiries of our clients' Internet users are employees or agents of our clients; they are not our employees. As a result, we have no way of controlling the actions of these operators. In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered or HumanClick-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our services depend on the prominent placement of the icon on the client's Web site, over which we also have no control.

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

        In addition, we rely on a third-party Web hosting service provider for Internet connectivity and network infrastructure hosting, security and maintenance. The provider has, in the past, experienced problems that have resulted in slower than normal response times and interruptions in service. If we are unable to continue utilizing the services of our existing Web hosting provider or if our Web hosting services experience interruptions or delays, it is possible that our business could be harmed.

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

        We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as eGain Communications Corp., Divine, Inc., KANA Software, Inc., and RightNow Technologies, Inc., some of which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

        We also face potential competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies, including IBM and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales and customer service applications.

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

        Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have one common law trademark, "LivePerson", one registered U.S. trademark, "LivePerson Give Your Site A Pulse" and one pending U.S. trademark application, "HumanClick". With regard to the "HumanClick" mark, the U.S. Patent and Trademark Office published such mark for opposition on January 8, 2002, and may issue a notice of allowance with respect to such mark if no opposition was filed by February 7, 2002. However, the U.S. Patent and Trademark Office has not yet indicated whether timely opposition was filed, no final determination as to the registrability of this mark has been made, and, ultimately we may not be able to secure registration of this trademark. We do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

        Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

        Although we attempt to avoid infringing known proprietary rights of third parties, we do not conduct comprehensive patent searches to determine whether our services and technology infringe patents held by others, and we are subject to the risk of claims alleging infringement of third-party proprietary rights. If we infringe upon the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms. In that event, we would need to undertake substantial reengineering to continue offering our services. Any effort to undertake such reengineering might not be successful. In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. If any of these events occurred, our business, results of operations and financial condition would be materially and adversely affected.

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

        The need to physically secure and securely transmit confidential information online has been a significant barrier to electronic commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer, or from using them to conduct transactions which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

Risks Related to Our Acquisition of HumanClick and Its Business

        Political, economic and military conditions in Israel could negatively impact our Israeli operations.

        Our product development staff, help desk and online sales personnel are located in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel's relationship with several Arab countries has been adversely affected. Moreover, hostilities during the early part of 2002 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

        The market price of our common stock may decline, and we may lose key personnel and customers as a result of this merger if we do not successfully integrate operations and personnel of HumanClick or if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts.

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

        Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 45.4% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

        The future sale of shares of our common stock may negatively affect our stock price.

        If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. "Affiliates" of LivePerson may not sell their shares of our common stock except pursuant to an effective registration statement under the Securities Act covering the resale of those shares, or an exemption under the Securities Act, including Rule 144.

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

  •
  future sales of our common stock;

  •
  changes in financial estimates by securities analysts; and

  •
  terrorist attacks against the United States or in Israel, the engagement in hostilities or an escalation of hostilities by or against the United States or Israel, or the declaration of war or national emergency by the United States or Israel.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

        Through December 31, 2001, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency for our former operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

        Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections. A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving an allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in the three months ended December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in the fourth quarter, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card, which transfers the collection risk to the credit card provider.

Interest Rate Risk

        Our investments consist of cash and cash equivalents. Therefore, changes in the market's interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the section captioned, "Unaudited Quarterly Results of Operations."

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
LivePerson, Inc.:

        We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

New York, New York
February 5, 2002

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$10,136	$20,449
Marketable securities	—	1,000
Accounts receivable, less allowance for doubtful accounts of $160 and $577, in 2001 and 2000, respectively	620	1,271
Prepaid expenses and other current assets	389	747

Total current assets	11,145	23,467
Property and equipment, net	915	12,883
Goodwill and other intangibles, net	5,338	8,291
Restricted cash related to lease	—	2,000
Security deposits	122	68
Other assets	107	—
Deferred costs, net	—	291

Total assets	$17,627	$47,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$592	$1,126
Accrued expenses	2,115	1,446
Deferred revenue	560	615

Total current liabilities	3,267	3,187

Other liabilities	89	—
Long-term deferred revenue	—	277
Deferred rent	—	304
Deferred gain on sale-leaseback	—	457
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 33,983,381 shares issued and outstanding at December 31, 2001; 33,914,613 shares shares issued and outstanding at December 31, 2000	34	34
Additional paid-in capital	113,071	119,780
Deferred compensation	(399)	(5,872)
Accumulated deficit	(98,428)	(71,167)
Accumulated other comprehensive loss	(7)	—

Total stockholders' equity	14,271	42,775

Total liabilities and stockholders' equity	$17,627	$47,000

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
Revenue:
Service revenue	$7,806	$6,279	$576
Other revenue	—	—	39

Total revenue	7,806	6,279	615

Operating expenses:
Cost of revenue, exclusive of $(193), $1,109 and $198 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as non-cash compensation expense	6,740	7,888	856
Product development, exclusive of $(181), $1,476 and $566 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as non-cash compensation expense	3,509	8,209	1,637
Sales and marketing, exclusive of $376, $4,822 and $577 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as non-cash compensation expense	5,089	14,529	3,987
General and administrative, exclusive of $675, $5,838 and $1,338 for the years ended December 31, 2001, 2000 and 1999, respectively, reported below as non-cash compensation expense	5,694	6,994	1,706
Amortization of goodwill and other intangibles	2,975	619	—
Non-cash compensation expense, net	677	13,245	2,679
Non-cash compensation credit related to restructuring, net	(1,720)	—	—
Restructuring and impairment charges	12,740	—	—

Total operating expenses	35,704	51,484	10,865

Loss from operations	(27,898)	(45,205)	(10,250)

Other income (expense):
Other income	109	65	—
Interest income	538	1,839	474
Interest expense	(10)	(33)	(1)

Total other income, net	637	1,871	473

Net loss	(27,261)	(43,334)	(9,777)
Non-cash preferred stock dividend	—	18,000	—

Net loss attributable to common stockholders	$(27,261)	$(61,334)	$(9,777)

Basic and diluted net loss per common share	$(0.80)	$(2.50)	$(1.38)

Weighted average shares outstanding used in basic and diluted net loss per common share calculation	33,987,895	24,535,078	7,092,000

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock					Accumulated Other Comprehensive Loss
							Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1998	—	$—	—	$—	7,092,000	$7	$19	$—	$(56)	$—	$(30)
Issuance of stock options in lieu of payment for services	—	—	—	—	—	—	978	—	—	—	978
Issuance of stock options to employees below fair market value	—	—	—	—	—	—	6,233	(6,233)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,589	—	—	1,589
Issuance of stock options to a client	—	—	—	—	—	—	566	—	—	—	566
Issuance of Series A preferred stock and warrants	2,416,667	3	—	—	—	—	2,899	—	—	—	2,902
Issuance of Series A preferred stock in lieu of payment for services	41,667	—	—	—	—	—	50	—	—	—	50
Conversion of note payable into shares of Series A preferred stock	83,333	—	—	—	—	—	100	—	—	—	100
Issuance of Series B preferred stock and warrants, net of $15 issuance costs	—	—	1,142,857	1	—	—	1,585	—	—	—	1,586
Offering costs in connection with Series C redeemable preferred stock	—	—	—	—	—	—	(10)	—	—	—	(10)
Net loss	—	—	—	—	—	—	—	—	(9,777)	—	(9,777)

Balance at December 31, 1999	2,541,667	3	1,142,857	1	7,092,000	7	12,420	(4,644)	(9,833)	—	(2,046)
Offering costs in connection with Series D redeemable preferred stock	—	—	—	—	—	—	(79)	—	—	—	(79)
Non-cash preferred stock dividend	—	—	—	—	—	—	18,000	—	(18,000)	—	—
Issuance of common stock in connection with initial public offering, net of $3,899 in offering costs	—	—	—	—	4,000,000	4	28,097	—	—	—	28,101
Conversion of all outstanding convertible preferred stock in connection with initial public offering	(2,541,667)	(3)	(1,142,857)	(1)	17,962,273	18	36,976	—	—	—	36,990
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	595,984	1	833	—	—	—	834
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	25,951	—	51	—	—	—	51
Issuance of stock options to a client	—	—	—	—	—	—	534	—	—	—	534
Issuance of common stock and options in connection with HumanClick acquisition	—	—	—	—	4,238,405	4	9,139	—	—	—	9,143
Deferred stock based compensation, net of forfeitures	—	—	—	—	—	—	12,871	(12,871)	—	—	—
Deferred stock based compensation assumed in connection with HumanClick acquisition	—	—	—	—	—	—	272	(272)	—	—	—
Acceleration of employee stock options	—	—	—	—	—	—	666	—	—	—	666
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	—	11,915	—	—	11,915
Net loss	—	—	—	—	—	—	—	—	(43,334)	—	(43,334)

Balance at December 31, 2000	—	—	—	—	33,914,613	34	119,780	(5,872)	(71,167)	—	42,775
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	54,768	—	37	—	—	—	37
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	4,000	—	2	—	—	—	2
Issuance of common stock as settlement	—	—	—	—	10,000	—	5	—	—	—	5
Deferred stock based compensation, net of forfeitures	—	—	—	—	—	—	(7,369)	7,369	—	—	—
Acceleration of employee stock options	—	—	—	—	—	—	616	—	—	—	616
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	—	(176)	—	—	(176)
Net reversal of deferred compensation due to restructuring.	—	—	—	—	—	—	—	(1,720)	—	—	(1,720)
Net loss	—	—	—	—	—	—	—	—	(27,261)	—	(27,261)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(7)	(7)

Comprehensive loss											(27,268)

Balance at December 31, 2001	—	$—	—	$—	33,983,381	$34	$113,071	$(399)	$(98,428)	$(7)	$14,271

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(27,261)	$(43,334)	$(9,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense, net	677	13,304	2,703
Non-cash compensation credit related to restructuring, net	(1,720)	—	—
Non-cash portions of restructuring and impairment charges	9,459	—	—
Depreciation	2,348	2,316	98
Amortization of goodwill and other intangibles	2,975	619	—
Amortization of gain on sale-leaseback	(175)	(65)	—
Provision for doubtful accounts, net	860	527	85
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(231)	(1,333)	(540)
Prepaid expenses and other current assets	281	327	(597)
Security deposits	(54)	419	(487)
Other assets	(107)	—	—
Accounts payable	(534)	(673)	1,759
Accrued expenses	669	287	634
Deferred revenue	(255)	730	161
Deferred rent	66	304	—
Other liabilities	89	—	—

Net cash used in operating activities	(12,913)	(26,572)	(5,961)

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(516)	(14,841)	(2,555)
Proceeds from sale of property and equipment	106	—	—
Proceeds from sale-leaseback of property and equipment	—	2,721	—
Purchases of marketable securities available-for-sale	—	(40,802)	—
Proceeds from sale of marketable securities available-for-sale	1,000	39,802	—
Purchase of restricted cash related to leases	(2,225)	(2,000)	—
Release of cash related to lease cancellations	4,225	—	—
Cash (paid) acquired in HumanClick acquisition	(22)	150	—

Net cash provided by (used in) investing activities	2,568	(14,970)	(2,555)

Cash flows from financing activities:
Net proceeds from issuance of common stock related to initial public offering	—	28,101	—
Net proceeds from issuance of Series A, B, C and D preferred stock and warrants to acquire common stock	—	17,921	23,468
Proceeds from issuance of common stock in connection with the exercise of warrants and options	37	834	—
Proceeds from issuance of common stock in connection with Employee Stock Option Plan	2	51	—
Deferred offering costs	—	140	(140)
Due to (from) officer	—	—	25

Net cash provided by financing activities	39	47,047	23,353

Effect of foreign exchange rate changes on cash and cash equivalents	(7)	—	—

Net (decrease) increase in cash and cash equivalents	(10,313)	5,505	14,837
Cash and cash equivalents at the beginning of the year	20,449	14,944	107

Cash and cash equivalents at the end of the year	$10,136	$20,449	$14,944

Supplemental disclosures:
Cash paid during the year for:
Interest	$10	$33	$1
Income taxes	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Common stock and options issued for net assets of HumanClick business acquired	$—	$9,415	$—
Conversion of convertible preferred stock into common stock	$—	$36,990	$—
Conversion of notes payable into Series A preferred stock	$—	$—	$100
Common stock issued for non-cash consideration	$5	$—	$—

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000
(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

  (a) Summary of Operations

        LivePerson, Inc. (the "Company" or "LivePerson") was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. The Company is an application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.

        The Company's primary revenue source is from the sale of the LivePerson services, which is conducted within one operating segment. The Company's product development staff, help desk and online sales support are located in Israel.

  (b) Principles of Consolidation

        The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Use of Estimates

        The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill and other intangible assets, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

  (d) Cash and Cash Equivalents

        The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

  (e) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

  (f) Impairment of Long-Lived Assets

        Prior to January 1, 2002, the Company accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." (See note 1(x), "Recent Accounting Pronouncements," for the Company's accounting for long-lived assets beginning on January 1, 2002.) SFAS No. 121 requires that long-lived assets, including fixed assets and goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The assessment of the recoverability of long-lived assets, including fixed assets and goodwill, will be impacted if estimated future operating cash flows are not achieved.

  (g) Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have a readily determinable fair market value. All marketable securities must be classified as one of the following: held-to-maturity, available for sale or trading securities.

        The Company's marketable securities consist of available-for-sale securities. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of other comprehensive loss within stockholders' equity (deficit) until realized. Realized gains and losses are computed on the basis of the specific identification method. Realized gains and losses and unrealized declines in value judged to be other-than temporary, are included in other income, net. The cost of available-for-sale securities sold are based on the specific identification method and interest earned is included in interest income.

        For the years ended December 31, 2001, 2000 and 1999, the Company did not recognize any material gains or losses upon the sale of securities. During 2001 and 2000, the fair value of the Company's available-for-sale securities approximated cost and unrealized gains and losses were insignificant.

  (h) Revenue Recognition

        During 1998, the Company began offering the LivePerson services. The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. The Company charges a monthly fee for each operator access account ("seat") using the LivePerson services. Certain of the Company's larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

        The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company's current estimate of the expected term of a client relationship. This estimate may change in the future. The Company does not charge an additional set-up fee if an existing client adds more seats. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $286, $0 and $0 in 2001, 2000 and 1999, respectively, of set-up fees due to client attrition.

        In the first half of 2001, the Company began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company's collection risk, by transferring the risk to the credit card provider. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal. The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for each seat using the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty.

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

  (i) Income Taxes

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

  (j) Advertising Costs

        The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $392, $4,497 and $1,935 for the years ended December 31, 2001, 2000 and 1999, respectively.

  (k) Financial Instruments and Concentration of Credit Risk

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

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2001 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

        The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition (except for customers who purchase the LivePerson services via Internet download, which are paid for almost exclusively by credit card, which transfers the collection risk to the credit card provider) and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentrations of credit risk are limited due to the Company's large number of customers. No single customer accounted for or exceeded 10% of revenue in 2001, 2000 or 1999 or 10% of accounts receivable in 2001 or 2000.

        Although third-party Internet transmission and hosting services are readily available, the Company currently is hosting its services with one third-party Internet service provider.

  (l) Stock-based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans."

  (m) Basic and Diluted Net Loss Per Share

        The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share ("EPS")," and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 20,229 shares of common stock in the calculation of basic and diluted net loss attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick (see note 2). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

        Diluted net loss per common share for the years ending December 31, 2001, 2000 and 1999 does not include the effects of options to purchase 6,467,242, 7,669,553 and 3,612,345 shares of common stock, respectively, warrants to purchase 457,030, 457,030 and 718,749 shares of common stock, respectively, and an aggregate of 0, 0 and 13,225,431 shares of convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

  (n) Stock Splits

        Effective March 8, 2000 and January 20, 1999, the Company authorized and implemented a 3-for-2 and 10-for-1 split, respectively, of shares of the Company's common stock in the form of a common stock dividend. Accordingly, all common share and per common share information, warrants and options in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

        On September 11, 2001, the Company's stockholders authorized a one-for-fifteen reverse split of shares of the Company's common stock. However, in October 2001, the Company's Board of Directors determined it would not effect this reverse split.

  (o) Segment Reporting

        The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. The Company's revenue has been earned primarily from customers in the United States.

  (p) Comprehensive Loss

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

  (q) Computer Software

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $666 as of December 31, 2001 and $3,952 as of December 31, 2000.

  (r) Goodwill and Intangible Assets

        Goodwill and other purchased intangible assets are stated net of accumulated amortization of $3,594 and $619 at December 31, 2001 and 2000, respectively. Goodwill and other purchased intangible assets are being amortized on a straight-line basis over the expected period of benefit of three years.

  (s) Reclassifications

        Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

  (t) Deferred Rent

        The Company records rent expense on a straight line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability. Rent expense charged to operations for the years ended December 31, 2001 and 2000 exceeded actual rental payments by $66 and $304, respectively (see note 9).

  (u) Product Development Costs

        The Company accounts for product development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2001, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

(1) Summary of Operations and Significant Accounting Policies (Continued)

  (v) Foreign Currency Translation

        Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity (deficit). Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was $7 and insignificant for the years ended December 31, 2001 and 2000, respectively.

  (w) Restructuring Activities

        Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF"), in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated and communication of benefit arrangement to employees.

  (x) Recent Accounting Pronouncements

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and, as amended by SFAS No. 137, was adopted by the Company in the fourth quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement has not impacted the Company's financial statements as it does not use derivative instruments.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

        The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the full adoption of SFAS No. 142. Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption, and, if an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the carrying amount of the reporting unit's goodwill, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5,338, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $619 and $2,975 for the years ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

        The Company adopted SFAS No. 144 on January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

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

        The purchase price was $9,678, which included the issuance of 4,238,405 shares of the Company's common stock valued at $9,143 and acquisition costs of $263. As of December 31, 2001, of the 4,238,405 shares issued, 1,042,866 remain subject to a repurchase option by the Company if two of the former shareholders of HumanClick are no longer employed by HumanClick under certain circumstances prior to October 12, 2003. The price pursuant to which the Company may repurchase such shares is equal to the lesser of the 30-day average price per share of the Company's common stock prior to the termination of employment, and $7 per share. One-half of the stock remaining subject to the repurchase option shall be released from the Company's repurchase option on each of

October 12, 2002 and 2003. In addition, options to purchase shares of HumanClick's common stock were exchanged for options to purchase approximately 262,000 shares of the Company's common stock. The fair value of the options, amounting to an aggregate of $265, was included in the purchase price. This amount excludes the intrinsic value of the unvested options at the date of acquisition, amounting to an aggregate of $272, which was also included in the purchase price; however, such amount was allocated to deferred compensation in accordance with FIN No. 44 and is being amortized over the remaining vesting periods.

        Of the purchase price, $474 was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $8,932 was allocated to goodwill and intangible assets and is being amortized on a straight-line basis over an expected period of benefit of three years.

        The allocation of the purchase price in connection with the HumanClick acquisition is as follows:

Current assets, primarily receivables	$627
Property and equipment	95
Goodwill and other intangible assets	8,932
Liabilities assumed, net	(248)
Deferred compensation	272

$9,678

        The following unaudited pro forma consolidated financial information gives effect to the acquisition of HumanClick, as if the acquisition occurred on June 24, 1999 (HumanClick's date of inception), by consolidating the results of operations of HumanClick with the results of the Company for the years ended December 31, 2000 and 1999. The Company's consolidated results of operations for the year ended December 31, 2001 include the results of HumanClick for the entire year. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

	December 31,
	2000	1999
Revenue	$6,279	$576
Net loss attributable to common stockholders	$(65,012)	$(12,990)
Net loss per share-basic and diluted	$(2.33)	$(1.41)
Weighted average basic and diluted shares outstanding	27,856,813	9,221,317

(3) Balance Sheet Components

  Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2001	2000
Computer equipment and software	$1,364	$11,528
Furniture, equipment and building improvements	68	3,509

	1,432	15,037
Less accumulated depreciation	517	2,154

Total	$915	$12,883

  Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2000
Professional services and consulting fees	$531	$244
Sales commissions	71	426
Equipment lease payments	—	557
Employee stock purchase plan payable	—	43
Payroll and related costs	348	126
Restructuring charges (see note 6)	1,040	—
Other	125	50

Total	$2,115	$1,446

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

        In January 1999, the Company issued 2,500,000 shares of series A convertible preferred stock ("Series A") and warrants to purchase up to 468,749 shares of common stock in a private placement at an offering price of $1.20 per Series A share and $0.001 per warrant share. Total proceeds amounted to $2,902. The warrants were exercisable at a price of $1.60 per common share and had a term of 5 years. As part of the Series A private placement, a $100 note payable, originally issued in 1998, was converted into 83,333 shares of Series A preferred stock.

        In January 1999, the Company issued an additional 41,667 shares of Series A to a financial advisor in exchange for services. The Company recorded compensation expense of $50 in connection with the issuance of the shares at $1.20 per share.

        In May 1999, the Company issued 1,142,857 shares of series B convertible preferred stock ("Series B") and warrants to purchase up to 250,000 shares of common stock in a private placement at an offering price of $1.40 per Series B share and $0.001 per warrant share. The warrants were exercisable at a price of $1.60 per common share and had a term of 5 years. Total proceeds, net of offering costs of $15, amounted to $1,586.

        In July 1999, the Company issued 5,132,433 shares of series C redeemable convertible preferred stock ("Series C") in a private placement at an offering price of $3.70 per share. Total proceeds, net of offering costs of $10, amounted to $18,980. The Series C stock was redeemable at $3.70 per share at the option of the holder. Thirty-three percent of the Series C shares were subject to mandatory redemption beginning on July 19, 2004, an additional 17% on July 19, 2005 and the remaining 50% on July 19, 2006.

        In January 2000, the Company issued an aggregate of 3,157,895 shares of series D redeemable convertible preferred stock ("Series D") at an offering price of $5.70 per share. Total proceeds to the Company, net of offering costs of $100, amounted to $17,900. The Series D stock was redeemable at $5.70 per share at the option of the holder. The difference between the price of the Series D on an "as if" converted to common stock basis of $3.80 and $11.70 (the fair value of the common stock on the date of issuance), or $7.90, multiplied by the number of shares of Series D on an "as if" converted to common stock basis represents the intrinsic value of the beneficial conversion feature, which totaled $37,421. However, as the intrinsic value of the beneficial conversion feature is greater than the $18,000 in gross proceeds received from the Series D issuance, the amount of the discount attributed to the beneficial conversion feature is limited to the $18,000 of gross proceeds received. The $18,000 beneficial conversion feature was recorded in the quarter ended March 31, 2000 as a non-cash preferred stock dividend because the Series D was, at the time it was issued, immediately convertible at the option of the preferred stockholders. The $18,000 non-cash dividend increased the Company's net loss attributable to common stockholders for the year ended December 31, 2000 by the same amount.

        On April 12, 2000, the Company completed its IPO of 4,000,000 shares of its common stock at an offering price of $8.00 per share. Net proceeds to the Company totaled $28,101.

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

(4) Capitalization (Continued)

        The Company issued common stock warrants in connection with the issuance of the Series A and the Series B. The details of such warrants issued are as follows:

Date Of Issue	Financing Round	Number of Warrants	Exercise Price Per Common Share	Term
January 1999	Series A	468,749	$1.60	5 years
May 1999	Series B	250,000	$1.60	5 years

        Of these, during the years ended December 31, 2001 and 2000, warrants to purchase 0 and 261,719 shares of common stock, respectively, at an exercise price of $1.60 per share were exercised. At December 31, 2001, warrants to purchase 457,030 shares of common stock remained outstanding.

(5) Stock Options

        During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the "1998 Plan"). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

        The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2001, approximately 11,020,000 shares of common stock were reserved for issuance under the 2000 Plan. On the first trading day in January 2002, approximately 1,020,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

        In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the Employee Stock Purchase Plan, 4,000 and 25,951 shares were issued in 2001 and 2000, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2001, 600,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan. On the first trading day in January 2002, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

        A summary of the Company's stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 1997	—	—
Options granted	197,100	$0.67
Options cancelled	—	—

Options outstanding at December 31, 1998	197,100	$0.67
Options granted	3,496,245	$1.37
Options cancelled	(81,000)	$0.94

Options outstanding at December 31, 1999	3,612,345	$1.33
Options granted/assumed	5,730,727	$3.62
Options exercised	(334,265)	$1.25
Options cancelled	(1,339,255)	$3.00

Options outstanding at December 31, 2000	7,669,553	$2.76
Options granted/assumed	3,967,500	$0.51
Options exercised	(54,768)	$0.68
Options cancelled	(5,115,043)	$2.68

Options outstanding at December 31, 2001	6,467,242	$1.46

Options exercisable at December 31, 1999	479,960	$1.09

Options exercisable at December 31, 2000	1,932,288	$2.26

Options exercisable at December 31, 2001	2,896,000	$2.18

        The Company applies APB No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company's net loss attributable to common stockholders for each year would have been increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

	Year Ended December 31,
	2001	2000	1999
Net loss attributable to common stockholders:
As reported	$(27,261)	$(61,334)	$(9,777)

Pro forma	$(27,694)	$(62,608)	$(12,259)

Basic and diluted net loss per common share:
As reported	$(0.80)	$(2.50)	$(1.38)

Pro forma	$(0.81)	$(2.55)	$(1.73)

        The per share weighted average fair value of stock options granted during 2001, 2000 and 1999, was $0.44, $5.51 and $1.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: dividend yield of zero percent for all years, risk-free interest rates of 5.0%, 6.3% and 6.0%, respectively and expected life of 5 years for all years. As permitted under the provisions of SFAS No. 123 and based on the historical lack of a public market for the Company's stock, no factor for volatility has been reflected in the option pricing calculation for 1999. During 2001 and 2000, the Company used a volatility factor of 125.0% and 122.3%, respectively.

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

        During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period. The Company was receiving subscription revenue from the client over the two-year period based on the number of seats the client was using. There was no minimum guarantee. This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of three years from the date of grant. The Company accounted for this option in accordance with EITF Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF No. 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company's common stock as of each balance sheet date. The $566 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86 for the period from May 1999 through December 1999, which was recorded as net deferred cost on the Company's December 31, 1999 balance sheet. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable. As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 was offset against the $27 of revenue recognized from the client in 1999, and the remaining $62 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

        In February 2000, the Company amended the option agreement with the client, whereby the option became fully vested and immediately exercisable. The client exercised the option in May 2000. However, the client was precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets were met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which was ratably amortized over the remaining service period of approximately fifteen months because the vesting of the option did not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 was recorded as a reduction of the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense, which was reflected as a non-cash compensation expense in the Company's statement of operations. The Company amortized $723 of the deferred costs during the year ended December 31, 2000, of which $59 was offset against the $59 of revenue recognized from the client. The remaining $664 of sales and marketing expense was included in non-cash compensation expense in the Company's 2000 statement of operations.

        As of March 31, 2001, the Company determined that it was unlikely that the client would meet the remaining revenue requirements under the agreement. Accordingly, the Company has amortized the remaining deferred cost of $291 during the three months ended March 31, 2001, of which $54 was offset against the $54 of revenue recognized from the client. The remaining $237 of sales and marketing expense was included in non-cash compensation expense in the Company's statement of operations for the quarter ended March 31, 2001.

        During 2000 and 1999, the Company granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of $18,241 and $6,233, respectively, in connection with the options granted at below the deemed fair-market value. The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against paid-in capital in connection with the forfeiture of those options granted at below the deemed fair-market value and associated with employees who left the Company during the year ended December 31, 2000, was approximately $5,370. In 2000, the Company also recorded $272 of deferred compensation relating to the intrinsic value of unvested options assumed by the Company in connection with the HumanClick acquisition. These amounts are presented as deferred compensation within the consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options. The Company amortized $11,915 and $1,589 for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of $2,023 in connection with employees who left the Company in 2000.

        The net non-cash compensation amounts for the years ended December 31, 2001 and 2000 consist of:

	2001	2000
May 1999 option granted to a client (discussed above)	$237	$664
Amortization	833	13,938
Acceleration of deferred compensation charges related to
certain employee terminations	616	666
Reversal of previously amortized deferred compensation
charges due to forfeitures of employee stock options	(1,009)	(2,023)

Total	$677	$13,245

(5) Stock Options (Continued)

        The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1,720 related to the Company's restructuring initiatives in the first quarter of 2001 (see note 6).

        The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital for the year ended December 31, 2001 was approximately $2,938. This amount represents the forfeiture of options associated with the Company's employees whose employment was terminated as part of the Company's restructuring initiatives.

        The net non-cash compensation expense of $13,245 for the year ended December 31, 2000 includes $664 related to the May 1999 option granted to a client (discussed above), $11,915 of amortization expense, and $666 of charges related to the acceleration of vesting of certain employee options in connection with the termination of the employment of those employees.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00- $1.00	4,046,989	8.31	$0.45	1,255,746	$0.68
$1.01- $2.00	1,453,434	6.38	$1.85	956,139	1.85
$2.01- $5.00	532,444	6.41	$3.46	308,682	3.35
$5.01-$11.00	434,375	7.68	$7.22	375,433	7.09

	6,467,242		$1.46	2,896,000	$2.18

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00- $1.00	1,573,640	6.16	$0.69	808,565	$0.69
$1.01- $2.00	3,335,934	8.80	$1.91	631,436	1.90
$2.01- $5.00	1,652,782	9.21	$2.99	216,563	3.53
$5.01-$11.00	1,107,197	9.35	$7.90	275,725	6.71

	7,669,553		$2.76	1,932,288	$2.26

        The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.67	1,241,010	8.95	$0.67	329,960	$0.67
$0.80	588,960	4.24	$0.80	—	—
$1.60	94,500	2.38	$1.60	—	—
$2.00	1,687,875	9.79	$2.00	150,000	2.00

	3,612,345		$1.33	479,960	$1.09

(6) Restructuring and Impairment Charges

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

        In the third quarter of 2001, in a continued effort to streamline its operations, the Company initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate its principal executive offices, which included the termination of an office space lease (see note 9). These initiatives resulted in a reduction of the Company's workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements.

        As a result of the various restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740. In addition, for the year ended December 31, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $1,720 associated with LivePerson employees who were terminated as part of the Company's restructuring initiatives in the first quarter of 2001. The net non-cash compensation credit of $1,720 for the year ended December 31, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company's restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification recorded during the first quarter of

2001. The allocation of the restructuring and impairment charges as of December 31, 2001 is as follows:

	Balance as of January 1, 2001	Provision for the year ended December 31, 2001	Net (utilization) reversals during the year ended December 31, 2001	Balance as of December 31, 2001
Severance	$—	$1,843	$(1,788)	$55
Contract terminations (a)	—	654	331	985
Write-off of fixed assets	—	10,030	(10,030)	—
Other	—	213	(213)	—

Total	—	12,740	(11,700)	1,040
Non-cash compensation credit, net	—	(1,720)	1,720	—

Net restructuring and impairment charges	$—	$11,020	$(9,980)	$1,040

  (a)
  For the year ended December 31, 2001, the Company recorded a net provision of $654. This amount is comprised of contract termination provisions of $2,504 offset by the reversal of $369 and $283 of deferred rent and deferred gain on sale-leaseback, respectively, associated with certain terminated lease obligations, and a $1,198 benefit related to favorable settlements associated with certain contract terminations provided for in the first quarter of 2001.

(7) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
For the year ended December 31, 2001 Allowance for doubtful accounts	$577	$875	$(1,292)	$160

For the year ended December 31, 1999: Allowance for doubtful accounts	$15	$85	$(15)	$85

For the year ended December 31, 2000: Allowance for doubtful accounts	$85	$527	$(35)	$577

(8) Income Taxes

        The Company has adopted the cash method of accounting for income tax purposes. There is no provision for federal, state or local income taxes for any periods presented, because the Company has incurred losses since inception. The Company has recorded a full valuation allowance against its deferred tax assets because management believes that, after considering all of the available objective evidence, it is not more likely than not that these assets will be realized.

        At December 31, 2001 and 2000, the Company had approximately $59,600 and $34,400, respectively, of federal net operating loss ("NOL") carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2021. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in the future to offset income upon the occurrence of certain events, including a significant change of ownership. Management has not determined whether a Section 382 change has occurred.

        The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Net operating loss carry forwards	$25,941	$14,808
Accounts payable and accrued expenses	1,226	1,124
Deferred revenue	246	591
Non-cash compensation	832	6,634
Plant and equipment	—	81
Goodwill amortization	1,261	217
Other	8	3

Gross deferred tax assets	29,514	23,458
Less: valuation allowance	(28,957)	(22,654)

Net deferred tax assets	557	804
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(189)	—
Accounts receivable	(209)	(502)
Prepaid expenses	(159)	(302)

Gross deferred tax liabilities	(557)	(804)

Net deferred taxes	$—	$—

(9) Commitments and Contingencies

        The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 2001, 2000 and 1999 were approximately $2,749, $1,432 and $311, respectively.

        Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,
2002	$355
2003	299
2004	192

Total minimum lease payments	$846

        In March 2000, the Company entered into a lease for two floors at a location in New York City. The Company was contingently liable under standby letters of credit related to this lease. These letters of credit were required to be secured by certificates of deposits which were presented as long-term restricted cash as of December 31, 2000.

        In September 2001, as part of the Company's restructuring initiatives, the Company determined that its office space exceeded its current requirements (see note 6). Accordingly, and in connection with the Company's decision to relocate its principal executive offices in New York City, the Company entered into an agreement to terminate the lease relating to its former principal executive offices. Under the terms of this agreement, the Company cancelled all its future rental commitments related to the lease and the landlord released the certificates of deposit held as security. Accordingly, the Company reclassified the certificates of deposit from long-term restricted cash, which totaled $4,225 as of September 2001, to cash and cash equivalents. As of December 31, 2001, the Company was no longer contingently liable under any standby letters of credit.

        In October 2001, following a decision to relocate its principal executive offices, the Company entered into a lease for office space at a location in New York City. The three-year lease term commenced in November 2001, with rent of approximately $195 in the first year, $201 in the second year and $207 in the final year.

        In October 2000, the Company entered into a sale-leaseback agreement whereby certain computer equipment was sold and leased back by the Company. The Company received proceeds of $2,700 from the sale. The gain on the sale of $522 was deferred and will be recognized on a straight-line basis over the initial term of the lease. Under the terms of the agreement, the Company was required to make monthly rental payments of approximately $118 over a two-year lease period. At the expiration of the initial lease term, the Company had the option of purchasing any and or all units of equipment for an amount equal to the fair market value of such units as of the end of the applicable term. The Company also had the option of entering into a mutually agreeable renewal agreement. The lease-back is being accounted for as an operating lease. During 2001, the Company terminated its lease obligation and recognized $283 of the deferred gain on the sale-leaseback in connection with the Company's 2001 restructuring initiatives (see note 6).

(10) Legal Proceedings

        On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against the Company in the Supreme Court of the State of New York in New York County. The complaint alleges that the Company is in default of an operating lease for computer equipment. Compaq is seeking to recover approximately $2.0 million in damages, fees and expenses. The Company has served an answer asserting affirmative defenses and counterclaims for fraud and negligent misrepresentation, and seeks damages and fees. Compaq has moved for summary judgement on its claims, and the Company has filed papers in opposition to the motion. The motion is currently pending.

        On November 16, 2001, Corio, Inc. filed a demand for arbitration against the Company with the American Arbitration Association in San Francisco County, California. The demand is related to a hosted software service contract terminated during 2001. Corio is seeking to recover approximately $1.4 million in damages, fees and expenses. The Company has filed an answer denying liability and asserting a counterclaim for breach of contract, and seeks a refund of all amounts paid to Corio, approximately $1.5 million.

        Although the Company intends to defend vigorously each of the matters described above, and believes that the Company has provided adequate reserves in connection with each of the claims, the Company cannot assure you that the Company's defense in either case will be successful and, if it is not, that the Company's ultimate liability in connection with either or both of these claims will not exceed the Company's reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference from the definitive proxy statement for our 2002 Annual Meeting of Stockholders, to be filed not later than April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference from the definitive proxy statement for our 2002 Annual Meeting of Stockholders, to be filed not later than April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement for our 2002 Annual Meeting of Stockholders, to be filed not later than April 30, 2002.

        The information required by this Item 12 with respect to the securities authorized for issuance under equity compensation plans is incorporated by reference from the section captioned "Securities Authorized for Issuance Under Equity Compensation Plans" in Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference from the definitive proxy statement for our 2002 Annual Meeting of Stockholders, to be filed not later than April 30, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements.

      Incorporated by reference to the index of consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

    2.
    Financial Statement Schedules.

      None.

    3.
    Exhibits.

Number	Description
2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson, HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 to LivePerson's Current Report on Form 8-K, dated October 12, 2000 and filed October 19, 2000)
3.1
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the "2000 Form 10-K"))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
4.1
Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson's Registration Statement on Form S-1, as amended (Registration No. 333-96689) ("Registration No. 333-96689"))
4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)
4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson
10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)*
10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*
10.3	2000 Stock Incentive Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*
10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*
10.5	Agreement of Lease between Vornado 330 West 34th Street L.L.C. as Landlord and LivePerson as Tenant, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.8 to Registration No. 333-96689)
10.5.1
Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, dated as of September 20, 2001 (incorporated by reference to the identically-numbered exhibit to LivePerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed November 14, 2001)
10.6
Master Lease and Financing Agreement (with exhibits and schedules) by and between Compaq Financial Services Corporation and LivePerson, dated as of August 28, 2000 (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
10.7.1	Employment Agreement between HumanClick Ltd. and Eitan Ron, dated as of October 12, 2000*
10.7.2	Letter Agreement between LivePerson, Inc. and Eitan Ron, dated October 12, 2000*
10.7.3
Escrow Agreement by and among LivePerson, Inc., HumanClick Ltd., Eitan Ron (as agent for the shareholders of HumanClick Ltd.) and First Union National Bank (as escrow agent), dated as of October 12, 2000*
10.7.4	Repurchase Option Agreement by and among LivePerson, Inc., Eitan Ron, Tal Goldberg and First Union National Bank (as escrow agent), dated as of October 12, 2000*
21.1	Subsidiaries
23.1	Consent of KPMG LLP

*
Management contract or compensatory plan or arrangement
(b)
No reports on Form 8-K were filed in the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

LIVEPERSON, INC.
By:	/s/ ROBERT P. LOCASCIO Robert P. LoCascio Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signature	Title(s)

/s/ ROBERT P. LOCASCIO Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ TIMOTHY E. BIXBY Timothy E. Bixby	President, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)
/s/ RICHARD L. FIELDS Richard L. Fields	Director
/s/ EMMANUEL GILL Emmanuel Gill	Director
/s/ WYCLIFFE K. GROUSBECK Wycliffe K. Grousbeck	Director
/s/ KEVIN C. LAVAN Kevin C. Lavan	Director
/s/ ROBERT W. MATSCHULLAT Robert W. Matschullat	Director

EXHIBIT INDEX

Number	Description
2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson, HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 to LivePerson's Current Report on Form 8-K, dated October 12, 2000 and filed October 19, 2000)
3.1
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the "2000 Form 10-K"))
3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
4.1
Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson's Registration Statement on Form S-1, as amended (Registration No. 333-96689) ("Registration No. 333-96689"))
4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)
4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson
10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)*
10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*
10.3	2000 Stock Incentive Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*
10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*
10.5	Agreement of Lease between Vornado 330 West 34th Street L.L.C. as Landlord and LivePerson as Tenant, dated as of March 8, 2000 (incorporated by reference to Exhibit 10.8 to Registration No. 333-96689)
10.5.1
Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, dated as of September 20, 2001 (incorporated by reference to the identically-numbered exhibit to LivePerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed November 14, 2001)
10.6
Master Lease and Financing Agreement (with exhibits and schedules) by and between Compaq Financial Services Corporation and LivePerson, dated as of August 28, 2000 (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

10.7.1	Employment Agreement between HumanClick Ltd. and Eitan Ron, dated as of October 12, 2000*
10.7.2	Letter Agreement between LivePerson, Inc. and Eitan Ron, dated October 12, 2000*
10.7.3
Escrow Agreement by and among LivePerson, Inc., HumanClick Ltd., Eitan Ron (as agent for the shareholders of HumanClick Ltd.) and First Union National Bank (as escrow agent), dated as of October 12, 2000*
10.7.4	Repurchase Option Agreement by and among LivePerson, Inc., Eitan Ron, Tal Goldberg and First Union National Bank (as escrow agent), dated as of October 12, 2000*
21.1	Subsidiaries
23.1	Consent of KPMG LLP

*
Management contract or compensatory plan or arrangement

QuickLinks

LIVEPERSON, INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
PART II
PRICE RANGE OF COMMON STOCK
HOLDERS
DIVIDEND POLICY
USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS Risks Related to Our Possible Delisting from Nasdaq
Risks Related to Our Business
Risks Related to Our Acquisition of HumanClick and Its Business
Risks Related to Our Industry
Other Risks
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
LIVEPERSON, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
LIVEPERSON, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)
LIVEPERSON, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except share and per share data)
LIVEPERSON, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 and 2000 (In thousands, except share and per share data)
PART III
PART IV
SIGNATURES
EXHIBIT INDEX