Form 10-Q
period 2002-03-31
LIVEPERSON INC
filed 2002-05-15
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  0-30141

LIVEPERSON, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

462 SEVENTH AVENUE, 21ST FLOOR NEW YORK, NEW YORK	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 609-4200
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

Yes ☒ No ☐

As of May 10, 2002, there were 34,013,381 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.

MARCH 31, 2002

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$10,443	$10,136
Accounts receivable, net of allowances for doubtful accounts of $160 and $160 as of March 31, 2002 and December 31, 2001, respectively	361	620
Prepaid expenses and other current assets	178	389
Total current assets	10,982	11,145
Property and equipment, net	832	915
Goodwill and other intangibles, net	—	5,338
Security deposits	115	122
Other assets	125	107
Total assets	$12,054	$17,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563	$592
Accrued expenses	1,890	2,115
Deferred revenue	568	560
Total current liabilities	3,021	3,267
Other liabilities	106	89

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 33,983,381 shares issued and outstanding at March 31, 2002 and December 31, 2001	34	34
Additional paid-in capital	113,071	113,071
Deferred compensation	(297)	(399)
Accumulated deficit	(103,874)	(98,428)
Accumulated other comprehensive loss	(7)	(7)
Total stockholders’ equity	8,927	14,271
Total liabilities and stockholders’ equity	$12,054	$17,627

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2002	2001
Revenue	$1,826	$2,368
Operating expenses:
Cost of revenue, exclusive of $2 and $37 for the three months ended March 31, 2002 and 2001, respectively, reported below as non-cash compensation expense	338	2,682
Product development expense, exclusive of $0 and $(179) for the three months ended March 31, 2002 and 2001, respectively, reported below as non-cash compensation expense (credit)	296	1,252
Sales and marketing expense, exclusive of $23 and $260 for the three months ended March 31, 2002 and 2001, respectively, reported below as non-cash compensation expense	564	2,116
General and administrative expense, exclusive of $77 and $257 for the three months ended March 31, 2002 and 2001, respectively, reported below as non-cash compensation expense	671	1,941
Amortization of goodwill	—	743
Non-cash compensation expense, net	102	375
Non-cash compensation credit related to restructuring, net	—	(1,720)
Restructuring and impairment charges	—	3,391
Total operating expenses	1,971	10,780
Loss from operations	(145)	(8,412)
Other income (expense):
Other, net	—	5
Interest income	37	235
Interest expense	—	(7)
Total other income, net	37	233
Loss before cumulative effect of accounting change	(108)	(8,179)
Cumulative effect of accounting change	(5,338)	—
Net loss	$(5,446)	$(8,179)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.00)	$(0.24)
Cumulative effect of accounting change	(0.16)	0.00
Net loss	$(0.16)	$(0.24)
Weighted average shares outstanding used in basic and diluted net loss per share calculation	34,003,610	33,951,476

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,446)	$(8,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	5,338	—
Non-cash compensation expense, net	102	375
Non-cash compensation credit related to restructuring, net	—	(1,720)
Non-cash portions of restructuring and impairment charges	—	855
Depreciation	90	856
Amortization of goodwill	—	743
Amortization of gain on sale-leaseback	—	(65)
Provision for doubtful accounts, net	—	348

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	259	(185)
Prepaid expenses and other current assets	211	466
Security deposits	7	(6)
Other assets	(18)	—
Accounts payable	(29)	(389)
Accrued expenses	(225)	1,321
Deferred revenue	8	(243)
Deferred rent	—	153
Other liabilities	17	—
Net cash provided by (used in) operating activities	314	(5,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(16)	(383)
Proceeds from sale of property and equipment	9	—
Proceeds from sale of investment securities available-for-sale	—	1,000
Purchase of restricted cash related to lease	—	(2,225)
Net cash used in investing activities	(7)	(1,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of warrants and options	—	38
Net cash provided by financing activities	—	38
Effect of foreign exchange rate changes on cash and cash equivalents	—	(5)
Net increase (decrease) in cash and cash equivalents	307	(7,245)
Cash and cash equivalents at the beginning of the period	10,136	20,449
Cash and cash equivalents at the end of the period	$10,443	$13,204

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)        SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)          SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. The Company is an application service provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet.

The Company’s primary revenue source is from the sale of the LivePerson services, which is conducted within one operating segment.  The Company’s product development staff, help desk and online sales support are located in Israel.

(B)          UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited.  In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2002, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2002 and 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Form 10-K filed with the SEC on April 1, 2002.

(C)          REVENUE RECOGNITION

The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. The Company charges a monthly fee for each operator access account (“seat”) using the LivePerson services. Certain of the Company’s larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the expected term of a client relationship. This estimate may change in the future. The Company does not charge an additional set-up fee if an existing client adds more seats. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $7 and $0 in the three months ended March 31, 2002 and 2001, respectively, of set-up fees due to client attrition.

In the first half of 2001, the Company began selling the LivePerson services directly via Internet download.  These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce the Company’s collection risk. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal. The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for each seat using the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  The Company recognizes monthly service revenue fees as services are provided.  The Company’s service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.

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

(D)          BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share (“EPS”),” and the SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the share calculation of basic and diluted net loss. In October 2000, the Company acquired HumanClick Ltd., a private company organized under the laws of Israel (“HumanClick”). Since that time, the Company has included 20,229 shares of common stock in the share calculation of basic and diluted net loss which relate to certain options that were originally issued by HumanClick for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

Diluted net loss per common share for the periods ending March 31, 2002 and 2001 does not include the effects of options to purchase 6,496,947 and 5,274,474 shares of common stock, respectively, warrants to purchase 457,030 and 457,030 shares of common stock, respectively, and an aggregate of 0 and 0 shares of convertible preferred stock on an “as if” converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

(E)           RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

(2)        BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	March 31, 2002	December 31, 2001
	(Unaudited)

Computer equipment and software	$1,366	$1,364
Furniture, equipment and building improvements	73	68
	1,439	1,432
Less accumulated depreciation	607	517
Total	$832	$915

Accrued expenses consist of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)

Professional services and consulting fees	$379	$531
Payroll and related costs	373	348
Sales commissions	5	71
Restructuring charges (see note 4)	1,002	1,040
Other	131	125
Total	$1,890	$2,115

(3)        CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.  This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and the Company determined that there was an impairment of the carrying value of goodwill. As part of this analysis, management determined that the Company continued to operate in one operating segment and that it does not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of the fair value of the Company as a whole and of its individual assets.  Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of Company’s carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121.  An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

The allocation of fair values to identifiable tangible and intangible assets as of January 1, 2002, resulted in an implied valuation of the goodwill of $0. The implied fair value of goodwill was determined in the same manner as determining the amount of goodwill that would have been required to be recognized in a business combination. That is, under SFAS No. 142, an entity is required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire it. Comparing this implied value to the carrying value resulted in an impairment of $5,338, with no income tax effect. This impairment is recorded as a cumulative effect of accounting change on the Company’s statement of operations as of January 1, 2002.

As required by SFAS No. 142, the following table shows the Company’s 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

	Three Months Ended March 31,
	2002	2001

Loss before cumulative effect of accounting change - as reported	$(108)	$(8,179)
Add back: Goodwill amortization	—	743
Loss before cumulative effect of accounting change - as adjusted	$(108)	$(7,436)

Net loss - as reported	$(5,446)	$(8,179)
Add back: Goodwill amortization, net of tax	—	743
Net loss - as adjusted (1)	$(5,446)	$(7,436)

Basic and diluted net loss per share:
Net loss - as reported	$(0.16)	$(0.24)
Add back: Goodwill amortization	—	0.02
Net loss - as adjusted (1)	$(0.16)	$(0.22)

(1)

Includes cumulative effect of a change in accounting principle, which increased the net loss by $5,338 and the basic and diluted net loss per share by $0.16 during the three months ended March 31, 2002.

(4)        RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2001, following a review of the Company’s business in connection with its acquisition of HumanClick, the Company commenced restructuring initiatives to streamline its operations, including the consolidation of its two San Francisco Bay area offices.  The restructuring resulted in a reduction of the Company’s workforce by approximately 90 people as of the end of the first quarter of 2001. In the first quarter of 2001, the Company recorded a charge of $3,391 for severance and other expenses related to the restructuring.

In the third quarter of 2001, in a continued effort to streamline its operations, the Company initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate its principal executive offices, which included the termination of an office space lease. These initiatives resulted in a reduction of the Company’s workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements.

As a result of the various restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740, in the aggregate.  In addition, for the year ended December 31, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $1,720 associated with LivePerson employees who were terminated as part of the Company’s restructuring initiatives in the first quarter of 2001.  The net non-cash compensation credit of $1,720 for the year ended December 31, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company’s restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification recorded during the first quarter of 2001.  The balance of the accrued restructuring and impairment charges as of March 31, 2002 is as follows:

	Balance as of January 1, 2002	Net utilization during the three months ended March 31, 2002	Balance as of March 31, 2002
Severance	$55	$—	$55
Contract terminations	985	(38)	947
Total	$1,040	$(38)	$1,002

(5)        STOCK OPTIONS

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”).  Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of March 31, 2002, approximately 12,037,000 shares of common stock were reserved for issuance under the 2000 Plan.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.  Pursuant to the Employee Stock Purchase Plan, 4,000 and 25,951 shares were issued in 2001 and 2000, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of March 31, 2002, 750,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period.  The Company was receiving subscription revenue from the client over the two-year period based on the number of seats the client was using.  There was no minimum guarantee.  This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of three years from the date of grant.  The Company accounted for this option in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company’s common stock as of each balance sheet date.  The $566 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86 for the period from May 1999 through December 1999, which was recorded as net deferred cost on the Company’s December 31, 1999 balance sheet.  The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value.  This cost was ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable.  As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 was offset against the $27 of revenue recognized from the client in 1999, and the remaining $62 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

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

During 2000 and 1999, the Company granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant.  For the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of $18,241 and $6,233, respectively, in connection with the options granted at below the deemed fair value.  The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against paid-in capital in connection with the forfeiture of those options granted at below the deemed fair value, and associated with employees who left the Company during the year ended December 31, 2000, was approximately $5,370.  In 2000, the Company also recorded $272 of deferred compensation relating to the intrinsic value of unvested options assumed by the Company in connection with the HumanClick acquisition.  These amounts are presented as deferred compensation within the consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options.  The Company amortized $11,915 and $1,589 for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of $2,023 in connection with employees who left the Company in 2000.

The net non-cash compensation amounts for the three months ended March 31, 2002 and 2001 consist of:

	Three Months Ended March 31,
	2002	2001
May 1999 option granted to a client (discussed above)	$—	$237
Amortization	102	532
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	—	(394)
	$102	$375

The net non-cash compensation amounts for the three months ended March 31, 2001 exclude the net non-cash compensation credit of $1,720, related to the Company’s restructuring initiatives in the first quarter of 2001, discussed in note 4 above.

The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital for the three months ended March 31, 2002 and 2001 was approximately $0 and $2,609, respectively. This amount represents the forfeiture of options associated with the Company’s employees whose employment was terminated as part of the Company’s restructuring initiatives during the first quarter of 2001, discussed in note 4 above.

(6)        COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the three months ended March 31, 2002 and 2001 was approximately $90 and $1,172, respectively.

(7)        LEGAL PROCEEDINGS

On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against the Company in the Supreme Court of the State of New York in New York County.  The complaint alleges that the Company is in default of an operating lease for computer equipment. Compaq is seeking to recover approximately $2,000 in damages, fees and expenses. The Company has served an answer asserting affirmative defenses and counterclaims for fraud and negligent misrepresentation, and seeks damages and fees. Compaq has moved for summary judgment on its claims, and the Company has filed papers in opposition to the motion. The motion is currently pending.

On November 16, 2001, Corio, Inc. filed a demand for arbitration against the Company with the American Arbitration Association in San Francisco County, California.  The demand is related to a hosted software service contract terminated during 2001. Corio is seeking to recover approximately $1,400 in damages, fees and expenses. The Company has filed an answer denying liability and asserting a counterclaim for breach of contract, and seeks a refund of all amounts paid to Corio, which equal approximately $1,500.

Although the Company intends to defend vigorously each of the matters described above, and believes that the Company has provided adequate reserves in connection with each of the claims, the Company cannot assure you that the Company’s defense in either case will be successful and, if it is not, that the Company’s ultimate liability in connection with either or both of these claims will not exceed the Company’s reserves or have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.  STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS.  ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO.  OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION CAPTIONED “––RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

CRITICAL ACCOUNTING POLICIES

GENERAL

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. We charge a monthly fee for each operator access account, which we refer to as a “seat.” Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of a client relationship. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we do not charge an additional set-up fee if an existing client adds more seats. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $7,000 and $0 in the three months ended March 31, 2002 and 2001, respectively, of set-up fees due to client attrition.

In the first half of 2001, we began selling the LivePerson services directly via Internet download.  These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

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

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download, which are paid for almost exclusively by credit card) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2002 and 2001, or 10% of our total accounts receivable at March 31, 2002 and 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

Prior to January 1, 2002, we accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 requires that long-lived assets, including fixed assets and goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The assessment of the recoverability of long-lived assets, including fixed assets and goodwill, will be impacted if estimated future operating cash flows are not achieved.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

We adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”), in connection with EITF Issue 94-3 (“EITF 94-3”).  EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated and communication of benefit arrangement to employees.

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

In the first quarter of 2001, following a review of our business in connection with our acquisition of the private Israeli company HumanClick Ltd. in October 2000, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices. The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001. In the first quarter of 2001, we recorded a charge of nearly $4.0 million for severance and other expenses related to the restructuring.  In the third quarter of 2001, in a continued effort to streamline our operations, we initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, and the decision to relocate our principal executive offices, which included the termination of an office space lease (and the entering into of a new three-year lease that commenced in November 2001). The restructuring resulted in a reduction of our workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. For the year ended December 31, 2001, we recorded net charges of approximately $12.7 million for our various restructuring initiatives.

In connection with our third quarter 2001 restructuring initiatives, we consolidated all of our clients onto a single software application platform and network. We expect the new platform to provide our customers with a more dependable product while reducing our cost of providing these services. Our network is hosted by a third-party provider of secure server hosting services located in the United States. While the cost of providing our services as a result of these initiatives has decreased, we are dependent on our third-party server hosting provider for redundant network connections, server maintenance and general security. We have not experienced any material product instability or operational consequences since the implementation of these initiatives. We have also consolidated our product development, help desk and online sales personnel in our Israel office. As a result, the political, economic or military conditions affecting Israel could have a material adverse effect on our operations in Israel or our business.

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

REVENUE

With respect to the LivePerson services, our clients pay us a monthly fee for each operator access account, which we refer to as a “seat.” Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that we have more seats on an aggregate basis than clients, revenue attributable to our monthly service fee for the three months ended March 31, 2002 and 2001 accounted for 98% and 86%, respectively, of total LivePerson services revenue. In addition, because we expect the aggregate number of seats to continue to grow, and because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to represent a decreasing percentage of total revenue over time. In instances where we do charge a set-up fee, we do not charge an additional set-up fee if an existing client adds more seats. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

In the first half of 2001, we began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

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

OPERATING EXPENSES

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

In the three months ended March 31, 2002, we did not increase our allowance for doubtful accounts. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts.  We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE, NET

During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson services to Network Commerce for two years. We were to receive subscription revenue from Network Commerce over the two-year period based on the number of seats the client was using. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted the option as an incentive for entering into a two-year service agreement with us, at a point in time when the LivePerson services were new and their viability was unknown. The option had no minimum revenue guarantee, and was exercisable for a period of three years from the date of grant. We accounted for this option in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, we valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of our common stock as of each balance sheet date. The $566,000 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86,000 for the period from May 1999 through December 1999, which was recorded as net deferred cost on our December 31, 1999 balance sheet. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was ratably amortized over the two-year service agreement, as we believed that the achievement of the revenue targets was probable. As a result, we amortized $86,000 of the deferred costs as of December 31, 1999, of which $24,000 was offset against the $27,000 of revenue recognized from the client in 1999, and the remaining $62,000 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

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

During 2000 and 1999, we granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant.  For the years ended December 31, 2000 and 1999, we recorded deferred compensation of approximately $18.2 million and $6.2 million, respectively, in connection with the options granted at below the deemed fair value.  The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against additional paid-in capital in connection with the forfeiture of those options granted at below the deemed fair value, and associated with employees who left LivePerson during the year ended December 31, 2000, was approximately $5.4 million.  In 2000, we also recorded $272,000 of deferred compensation relating to the intrinsic value of unvested options assumed by us in connection with the HumanClick acquisition.  These amounts are presented as deferred compensation within our consolidated financial statements and are being amortized over the vesting period, typically three to four years, of the applicable options.  We amortized approximately $11.9 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively, net of forfeitures or cancellations of approximately $2.0 million in connection with employees who left LivePerson in 2000.

Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, the net non-cash compensation charge of $375,000 for the three months ended March 31, 2001, includes $237,000 related to the May 1999 option granted to Network Commerce (discussed above), $532,000 of amortization expense, $0 of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and $394,000 of credits due to forfeiture in connection with the termination of the employment of certain employees.  The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital in the three months ended March 31, 2001 in connection with the forfeiture of options associated with LivePerson employees who were terminated as part of our restructuring initiatives was approximately $2.6 million.

RESULTS OF OPERATIONS

Due to our acquisition of HumanClick in October 2000, our significant restructuring initiatives during 2001, and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2002 and 2001 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenue.  Total revenue decreased to $1.8 million in the three months ended March 31, 2002 from $2.4 million in the comparable period in 2001.  This decrease is primarily attributable to attrition of some of our Internet-

related clients with limited operating histories (many of which began to face difficult business conditions in the first three quarters of 2001) and to a lesser extent, to fewer new clients due to the reduction in our sales force as a result of our restructuring initiatives. We recently experienced slower revenue growth rates than in the past and we cannot assure you that we will experience any future growth in revenue.

Cost of Revenue.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead.  Cost of revenue decreased to $338,000 in the three months ended March 31, 2002 from $2.7 million in the comparable period in 2001. This decrease is attributable to reduced spending requirements, including the cancellation of operating leases for certain computer equipment that supported our infrastructure, the consolidation of our clients onto a single customer application platform, reduced headcount and lower allocated occupancy costs related to overhead, each as a result of our restructuring initiatives.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel.  Product development costs decreased to $296,000 for the three months ended March 31, 2002 from $1.3 million in the comparable period in 2001.  This decrease is primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including relocating our software development to our Israel office.

Sales and Marketing.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and, to a lesser extent, trade show exhibit expenses.  Sales and marketing expenses decreased to $564,000 in the three months ended March 31, 2002 from $2.1 million in the comparable period in 2001.  This decrease is primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel.  General and administrative expenses decreased to $671,000 in the three months ended March 31, 2002 from $1.9 million in the comparable period in 2001.  This decrease is primarily attributable to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including the termination of our office lease agreement for our former principal executive offices.

Amortization of Goodwill and Other Intangibles.  Amortization expense was $0 and $743,000 in the three months ended March 31, 2002 and 2001, respectively, and relates to goodwill recorded as a result of our acquisition of HumanClick in October 2000. The decrease is attributable to an accounting change related to the adoption of SFAS No. 142, described under the caption “Cumulative Effect of Accounting Change” below.

Non-Cash Compensation Expense, Net.  Non-cash compensation expense primarily consists of amortization of deferred stock-based compensation.  Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options.  We recorded a non-cash compensation expense of $102,000 and $375,000, respectively, in the three months ended March 31, 2002 and 2001, respectively. This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in the second quarter of 2001 as well as employees whose employment was terminated as part of our restructuring initiatives in the first quarter of 2001. The net non-cash compensation amount for the quarter ended March 31, 2001 excludes the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in that quarter.

Other Income. Interest income was $37,000 and $235,000 for the three months ended March 31, 2002 and 2001, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999.  Interest expense was $0 and $7,000 in the three months ended March 31, 2002 and 2001, respectively.

Cumulative Effect of Accounting Change.   On January 1, 2002, we were required to adopt the full provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.  This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and we determined that there was an impairment of the carrying value of goodwill. As part of this analysis, we determined that LivePerson continued to operate in one operating segment and that we do not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of our fair value as a whole and of our individual assets.  Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of our carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121.  An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

The allocation of fair values to identifiable tangible and intangible assets as of January 1, 2002, resulted in an implied valuation of the goodwill of $0. The implied fair value of goodwill was determined in the same manner as determining the amount of goodwill that would have been required to be recognized in a business combination. That is, under SFAS No. 142, an entity is required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire it. Comparing this implied value to the carrying value resulted in an impairment of $5.3 million, with no income tax effect. This impairment is recorded as a cumulative effect of accounting change on our statement of operations as of January 1, 2002.

Net Loss.  Our net loss decreased to $5.4 million for the three months ended March 31, 2002 from $8.2 million in the comparable period in 2001. The net loss in the first quarter of 2002 is primarily attributable to the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above, partially offset by the fact that we did not record any amortization of goodwill in the first quarter of 2002. In comparison, we recorded $743,000 of goodwill amortization in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock.  Through March 31, 2002, we have raised a total of $69.5 million in aggregate net proceeds. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.  As of March 31, 2002, we had approximately $10.4 million in cash and cash equivalents, an increase of over $300,000 from December 31, 2001.

Net cash provided by operating activities was $314,000 for the three months ended March 31, 2002 and consisted primarily of net operating losses offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, a decrease in accounts receivable, depreciation and amortization expenses.  Net cash used in operating activities was $5.7 million for the three months ended March 31, 2001 and consisted primarily of net operating losses, non-cash items related to our restructuring initiatives and an increase in accounts receivable, partially offset by an increase in accounts payable, accrued expenses, depreciation and amortization expenses, and deferred revenue.

Net cash used in investing activities was $7,000 in the three months ended March 31, 2002 and was due to the purchase of fixed assets. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2001 and was due to the purchase of restricted cash related to the lease of our former principal executive offices, and the purchase of fixed assets.

Net cash provided by financing activities was $0 for the three months ended March 31, 2002. Net cash provided by financing activities was $38,000 for the three months ended March 31, 2001 and consisted of proceeds from the issuance of common stock in connection with the exercise of options.

We lease facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require us to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the three months ended March 31, 2002 and 2001 was approximately $90,000 and $1.2 million, respectively.

As of March 31, 2002, our principal commitments were approximately $758,000 under various operating leases, of which approximately $267,000 is due in 2002.  We do not currently expect that our principal commitments for the year ended December 31, 2002 will exceed $300,000 in the aggregate.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. In addition, our annual revenue growth in 2001 was less than in 2000, and our quarterly revenue declined in the second and third quarters of 2001 and did not increase materially in the first and fourth quarters of 2001 and the first quarter of 2002. As a result, we have incurred significant net losses and negative cash flows from operations since inception, and as of March 31, 2002, we had an accumulated deficit of $103.9 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share and maintaining a market value for our publicly-held shares of at least $5 million.  A company fails to satisfy these requirements if its closing bid price remains below $1.00 per share or if the market value for the publicly-held shares remains below $5 million, in each case, for 30 consecutive trading days.

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

If a delisting from the Nasdaq National Market were to occur, shares of our common stock would likely trade on the Nasdaq SmallCap Market, or, if we failed to meet the requirements of that market, in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC or on the National Association of Securities Dealers’ OTC Bulletin Board, which was established for securities that do not meet the listing requirements of the Nasdaq markets.  Such alternative trading markets, and in particular, the “pink sheets” and the OTC Bulletin Board, are generally considered less efficient than the Nasdaq National Market.  Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be reduced.  These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

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

WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $103.9 MILLION AS OF MARCH 31, 2002 AND WE MAY INCUR LOSSES IN THE FUTURE.

We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant.  We recorded a net loss of $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001 and $5.4 million for the three months ended March 31, 2002.  We had total revenue of approximately $1.8 million for the three months ended March 31, 2002, $7.8 million for the year ended December

31, 2001, and less than $6.3 million and $615,000 in the years ended December 31, 2000 and 1999, respectively.  Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million.  As of March 31, 2002, our accumulated deficit was approximately $103.9 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.  Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat.  We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology.  Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001 and the first quarter of 2002; we cannot assure you that we will experience any revenue growth in the future.  A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

OUR CLIENTS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans.  These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us.  These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations.  In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours.  If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected.  In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition.  In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving a net allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in each of the three months ended March 31, 2002 and December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in the both quarters, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; and 65 employees at March 31, 2002.  In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; and 12 employees at March 31, 2002.  Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources.  To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees.  In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes.  We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future.  If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints.  For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings.  It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures.  Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

OUR REPUTATION DEPENDS, IN PART, ON FACTORS WHICH ARE ENTIRELY OUTSIDE OF OUR CONTROL.

Our services appear as a LivePerson-branded or a custom-created icon on our clients’ Web sites.  The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees.  As a result, we have no way of controlling the actions of these operators.  In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee.  If an Internet user were to have a negative experience in a LivePerson-powered or HumanClick-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business.  Finally, we believe the success of our services depend on the prominent placement of the icon on the client’s Web site, over which we also have no control.

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

WE ARE DEPENDENT ON TECHNOLOGY SYSTEMS THAT ARE BEYOND OUR CONTROL.

The success of the LivePerson services depends in part on our clients’ online services as well as the Internet connections of visitors to their Web sites, both of which are outside of our control.  As a result, it may be difficult to identify the source of problems if they occur.  In the past, we have experienced problems related to connectivity which has resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service.  The LivePerson services rely both on the Internet and on our connectivity vendors for data transmission.  Therefore, even when connectivity problems are not caused by the LivePerson services, our clients or Internet users may attribute the problem to us.  This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

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

Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries.  We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have two U.S. trademarks — “LivePerson Give Your Site A Pulse” and “HumanClick” — registered on the U.S. Patent and Trademark Office primary register. We currently have one U.S. trademark — “LivePerson” — registered on the U.S. Patent and Trademark Office supplemental register. We do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties.  Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property.  The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it.  If this occurs, our business, results of operations and financial condition could be materially and adversely affected.  In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

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

RISKS RELATED TO OUR ACQUISITION OF HUMANCLICK AND ITS BUSINESS

POLITICAL, ECONOMIC AND MILITARY CONDITIONS IN ISRAEL COULD NEGATIVELY IMPACT OUR ISRAELI OPERATIONS.

Our product development staff, help desk and online sales personnel are located in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies.  Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

WE DEPEND ON THE CONTINUED VIABILITY OF THE INFRASTRUCTURE OF THE INTERNET.

To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it.  The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet.  We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service.  In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity.  Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients’ sites (including the LivePerson pop-up dialogue windows) in particular.  If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not achieve profitability and our business, results of operations and financial condition will suffer.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through March 31, 2002, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The functional currency for our former operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.  In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving an allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in each of the three months ended March 31, 2002 and December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in both quarters, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

Interest Rate Risk

Our investments consist of cash and cash equivalents.  Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against us in the Supreme Court of the State of New York, New York County.  The complaint alleges that LivePerson is in default of an operating lease for computer equipment. Compaq is seeking to recover approximately $2.0 million in damages, fees and expenses. We have served an answer asserting affirmative defenses and counterclaims for fraud and negligent misrepresentation, and seek damages and fees. Compaq has moved for summary judgment on its claims, and we have filed papers in opposition to the motion. The motion is currently pending.

On November 16, 2001, Corio, Inc. filed a demand for arbitration against us with the American Arbitration Association in San Francisco County, California.  The demand is related to a hosted software service contract terminated during 2001. Corio is seeking to recover approximately $1.4 million in damages, fees and expenses. We have filed an answer denying liability and asserting a counterclaim for breach of contract, and seek a refund of all amounts paid to Corio, which equal approximately $1.5 million.

Although we intend to defend vigorously each of the matters described above, and believe that we have provided adequate reserves in connection with each of the claims, we cannot assure you that our defense in either case will be successful and, if it is not, that our ultimate liability in connection with either or both of these claims will not exceed our reserves or have a material adverse effect on our business, results of operations, financial condition, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Use of Proceeds from Registered Securities

On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of March 31, 2002, we have used approximately $17.7 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a)           No exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b)                                 On February 20, 2002, we filed a current report on Form 8-K (Item 5), dated February 14, 2002, announcing our receipt of a letter from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum of $1.00 per share as required by the rules of the Nasdaq National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 14, 2002	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: May 14, 2002	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial and accounting officer)