Form 10-Q
period 2002-06-30
LIVEPERSON INC
filed 2002-08-13
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

or

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

Yes ☒   No ☐

As of August 9, 2002, there were 34,020,881 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.

JUNE 30, 2002

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$10,426	$10,136
Accounts receivable, net of allowances for doubtful accounts of $160 and $160 as of June 30, 2002 and December 31, 2001, respectively	245	620
Prepaid expenses and other current assets	509	389
Total current assets	11,180	11,145
Property and equipment, net	763	915
Goodwill and other intangibles, net	—	5,338
Security deposits	119	122
Other assets	148	107
Total assets	$12,210	$17,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$672	$592
Accrued expenses	1,879	2,115
Deferred revenue	527	560
Total current liabilities	3,078	3,267
Other liabilities	129	89

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 34,018,381 shares issued and outstanding at June 30, 2002, 33,983,381 shares issued and outstanding at December 31, 2001	34	34
Additional paid-in capital	113,049	113,071
Deferred compensation	(147)	(399)
Accumulated deficit	(103,925)	(98,428)
Accumulated other comprehensive loss	(8)	(7)
Total stockholders’ equity	9,003	14,271
Total liabilities and stockholders’ equity	$12,210	$17,627

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$1,873	$1,915	$3,699	$4,283
Operating expenses:
Cost of revenue, exclusive of $(6) and $(232) for the three months ended June 30, 2002 and 2001, respectively, and $(4) and $(195) for the six months ended June 30, 2002 and 2001, respectively, reported below as non-cash compensation (credit)	318	2,144	656	4,826
Product development expense, exclusive of $0 and $(3) for the three months ended June 30, 2002 and 2001, respectively, and $0 and $(182) for the six months ended June 30, 2002 and 2001, respectively, reported below as non-cash compensation expense (credit)	281	883	577	2,135
Sales and marketing expense, exclusive of $42 and $64 for the three months ended June 30, 2002 and 2001, respectively, and $64 and $324 for the six months ended June 30, 2002 and 2001, respectively, reported below as non-cash compensation expense	493	1,178	1,057	3,294
General and administrative expense, exclusive of $80 and $(161) for the three months ended June 30, 2002 and 2001, respectively, and $158 and $96 for the six months ended June 30, 2002 and 2001, respectively, reported below as non-cash compensation expense (credit)	750	1,626	1,421	3,568
Amortization of goodwill	—	743	—	1,485
Non-cash compensation expense (credit), net	116	(332)	218	43
Non-cash compensation credit related to restructuring, net	—	—	—	(1,720)
Restructuring and impairment charges	—	117	—	3,508
Total operating expenses	1,958	6,359	3,929	17,139
Loss from operations	(85)	(4,444)	(230)	(12,856)
Other income (expense):
Other, net	—	61	—	66
Interest income	34	124	71	359
Interest expense	—	—	—	(7)
Total other income, net	34	185	71	418
Loss before cumulative effect of accounting change	(51)	(4,259)	(159)	(12,438)
Cumulative effect of accounting change	—	—	(5,338)	—
Net loss	$(51)	$(4,259)	$(5,497)	$(12,438)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.00)	$(0.13)	$(0.00)	$(0.37)
Cumulative effect of accounting change	0.00	0.00	(0.16)	0.00
Net loss	$(0.00)	$(0.13)	$(0.16)	$(0.37)
Weighted average shares outstanding used in basic and diluted net loss per share calculation	34,029,588	33,992,277	34,016,671	33,972,180

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,497)	$(12,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	5,338	—
Non-cash compensation expense, net	218	43
Non-cash compensation credit related to restructuring, net	—	(1,720)
Non-cash portions of restructuring and impairment charges	—	855
Depreciation	181	1,642
Amortization of goodwill	—	1,485
Amortization of gain on sale-leaseback	—	(131)
Provision for doubtful accounts, net	—	601

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	374	(177)
Prepaid expenses and other current assets	(119)	134
Security deposits	3	29
Accounts payable	80	(377)
Accrued expenses	(237)	1,533
Deferred revenue	(33)	(350)
Deferred rent	—	49
Net cash provided by (used in) operating activities	308	(8,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(42)	(492)
Proceeds from sale of property and equipment	13	45
Proceeds from sale of investment securities available-for-sale	—	1,000
Purchase of restricted cash related to lease	—	(2,225)
Additional cash paid for HumanClick acquisition	—	(22)
Net cash used in investing activities	(29)	(1,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	12	38
Proceeds from issuance of common stock in connection with Employee Stock Purchase Plan	—	2
Net cash provided by financing activities	12	40
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(6)
Net increase (decrease) in cash and cash equivalents	290	(10,482)
Cash and cash equivalents at the beginning of the period	10,136	20,449
Cash and cash equivalents at the end of the period	$10,426	$9,967

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

(B)          UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited.  In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2002, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2002 and 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date.

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

(C)          REVENUE RECOGNITION

The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. The Company charges a monthly fee for using the LivePerson services based on usage. Certain of the Company’s larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the expected term of a client relationship. This estimate may change in the future. The Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $3 and $10 in the three and six months ended June 30, 2002, and $0 and $0 in the three and six months ended June 30, 2001, of set-up fees due to client attrition.

In the first half of 2001, the Company began selling the LivePerson services directly via Internet download.  These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal. The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  The Company recognizes monthly service revenue fees as services are provided.  The Company’s service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.

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

Diluted net loss per common share for both of the three and six month periods ending June 30, 2002 and 2001, respectively, does not include the effects of options to purchase 5,979,255 and 6,478,170 shares of common stock, respectively, warrants to purchase 457,030 and 457,030 shares of common stock, respectively, and an aggregate of 0 and 0 shares of convertible preferred stock on an “as if” converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

(2)          BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	June 30, 2002	December 31, 2001
	(Unaudited)

Computer equipment and software	$1,385	$1,364
Furniture, equipment and building improvements	76	68
	1,461	1,432
Less accumulated depreciation	698	517
Total	$763	$915

Accrued expenses consist of the following:

	June 30, 2002	December 31, 2001
	(Unaudited)

Professional services and consulting fees	$311	$531
Payroll and related costs	430	348
Sales commissions	5	71
Restructuring charges (see note 4)	981	1,040
Other	152	125
Total	$1,879	$2,115

(3)          CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.  This testing requires the identification of reporting units and comparison of the reporting units' carrying value to their fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

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

As required by SFAS No. 142, the following table shows the Company’s 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Loss before cumulative effect of accounting change - as reported	$(51)	$(4,259)	$(159)	$(12,438)
Add back: Goodwill amortization	—	743	—	1,485
Loss before cumulative effect of accounting change - as adjusted	$(51)	$(3,516)	$(159)	$(10,953)

Net loss - as reported	$(51)	$(4,259)	$(5,497)	$(12,438)
Add back: Goodwill amortization, net of tax	—	743	—	1,485
Net loss - as adjusted (1)	$(51)	$(3,516)	$(5,497)	$(10,953)

Basic and diluted net loss per share:
Net loss - as reported	$(0.00)	$(0.13)	$(0.00)	$(0.37)
Add back: Goodwill amortization	—	0.02	—	0.04
Net loss - as adjusted (1)	$(0.00)	$(0.11)	$(0.00)	$(0.33)

(1)  Includes cumulative effect of a change in accounting principle, which increased the net loss by $5,338 and the basic and diluted net loss per share by $0.16 during the six months ended June 30, 2002.

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

As a result of the various restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740, in the aggregate.  In addition, for the year ended December 31, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $1,720 associated with LivePerson employees who were terminated as part of the Company’s restructuring initiatives in the first quarter of 2001.  The net non-cash compensation credit of $1,720 for the year ended December 31, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company’s restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification recorded during the first quarter of 2001.  The balance of the accrued restructuring and impairment charges as of June 30, 2002 is as follows:

	Balance as of January 1, 2002	Net utilization during the six months ended June 30, 2002	Balance as of June 30, 2002
Severance	$55	$—	$55
Contract terminations	985	(59)	926
Total	$1,040	$(59)	$981

(5)          STOCK OPTIONS

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”).  Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of June 30, 2002, approximately 12,037,000 shares of common stock were reserved for issuance under the 2000 Plan.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.  Pursuant to the Employee Stock Purchase Plan, 4,000 and 25,951

shares were issued in 2001 and 2000, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of June 30, 2002, 750,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period.  The Company was receiving subscription revenue from the client over the two-year period based on the number of LivePerson Chat operator access accounts the client was using.  There was no minimum guarantee.  This option originally provided that it would vest in or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of three years from the date of grant.  The Company accounted for this option in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of the Company’s common stock as of each balance sheet date.  The $566 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86 for the period from May 1999 through December 1999, which was recorded as net deferred cost on the Company’s December 31, 1999 balance sheet.  The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value.  This cost was ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable.  As a result, the Company amortized $86 of the deferred costs as of December 31, 1999, of which $24 was offset against the $27 of revenue recognized from the client in 1999, and the remaining $62 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

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

The net non-cash compensation amounts for the three and six months ended June 30, 2002 and 2001 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
May 1999 option granted to a client (discussed above)	$—	$—	$—	$237
Amortization	104	470	206	608
Acceleration of deferred compensation charges related to certain employee terminations	24	206	24	206
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	(12)	(1,008)	(12)	(1,008)
	$116	$(332)	$218	$43

The net non-cash compensation amounts for the six months ended June 30, 2001 exclude the net non-cash compensation credit of $1,720 related to the Company’s restructuring initiatives in the first quarter of 2001, discussed in note 4 above.

The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital was approximately $34 and $34 for the three and six months ended June 30, 2002, and $0 and $2,609 for the three and six months ended June 30, 2001. This amount represents the forfeiture of options associated with the Company’s employees whose employment was terminated as part of the Company’s restructuring initiatives during the first quarter of 2001, discussed in note 4 above.

(6)          COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases was approximately $90 and $180 for the three and six months ended June 30, 2002, and $895 and $2,068 for the three and six months ended June 30, 2001.

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

On November 16, 2001, Corio, Inc. filed a demand for arbitration against the Company with the American Arbitration Association in San Francisco County, California.  The demand is related to a hosted software service contract terminated during 2001. Corio is seeking to recover approximately $1,400 in damages, fees and expenses. The Company has filed an answer denying liability and asserting counterclaims for breach of contract and fraud, and seeks a refund of all amounts paid to Corio, which equal approximately $1,500.

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

(8)          SUBSEQUENT EVENT

In July 2002, the Company acquired certain assets of NewChannel, Inc. (“NewChannel”). The transaction transferred all existing customer contracts of NewChannel to the Company. The purchase price is based on future revenue generated by the Company from the former NewChannel client base. To date, the Company has incurred total transaction costs of approximately $750, including the initial purchase price payment of $600 to NewChannel. The Company expects the total cost of the transaction to be less than $1,000. The total acquisition cost will be amortized ratably over a period of 18 months, representing the Company’s current estimate of the expected term of the client relationships.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. We charge a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of a client relationship. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $3,000 and $10,000 in the three and six months ended June 30, 2002, respectively, of set-up fees due to client attrition.

In the first half of 2001, we began selling the LivePerson services directly via Internet download.  These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions.  Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

We record revenue for traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  We recognize monthly service revenue fees as services are provided.  Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download, which are paid for almost exclusively by credit card) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended June 30, 2002 and 2001, or 10% of our total accounts receivable at June 30, 2002 and 2001.

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

At our Annual Meeting of Stockholders on May 23, 2002, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our issued and outstanding shares of common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to the authority granted by the proposals, our Board of Directors will have the discretion to decide which reverse split to implement, or not to effect a reverse split at all, at any time on or prior to September 16, 2002.  The principal purpose of each of the reverse split proposals is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by the Nasdaq National Market and the Nasdaq SmallCap Market.

On May 28, 2002, our common stock commenced trading on the Nasdaq SmallCap Market, following approval by The Nasdaq Stock Market, Inc. of our May 14, 2002 application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.  We determined to apply voluntarily for transfer to the Nasdaq SmallCap Market so as to avoid anticipated Nasdaq National Market delisting proceedings and to take advantage of the Nasdaq SmallCap Market rule which provides an extended grace period for compliance with the $1.00 per share minimum bid requirement. We had received a letter from Nasdaq on February 14, 2002, notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we had until May 15, 2002 to demonstrate compliance with such rule and that, if we were not in compliance by that date, Nasdaq would notify us that our securities would be delisted from the Nasdaq National Market. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market.

Our application to transfer the listing of our common stock to the Nasdaq SmallCap Market stayed Nasdaq National Market delisting proceedings related to non-compliance with the Nasdaq National Market’s $1.00 per share minimum bid price requirement. We have until August 13, 2002 to satisfy the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement. After that, we could also be eligible for an additional 180 calendar day grace period provided that at such time we meet the initial listing requirements for the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A), which requires, generally, an issuer to have (i) stockholders’ equity of $5 million, (ii) a market capitalization of $50 million or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years. We currently meet all of the initial and continued inclusion criteria for the Nasdaq SmallCap Market except for the minimum bid price requirement.

REVENUE

With respect to the LivePerson services, our clients pay us a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the three and six months ended June 30, 2002 accounted for 99% and 99%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to represent a decreasing percentage of total revenue over time. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

In the first half of 2001, we began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

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

In the six months ended June 30, 2002, we did not increase our allowance for doubtful accounts. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts.  We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE, NET

During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson services to Network Commerce for two years. We were to receive subscription revenue from Network Commerce over the two-year period based on the number of LivePerson Chat operator access accounts the client was using. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest in or before May 2001, if revenue generated by Network Commerce met certain targets. We granted the option as an incentive for entering into a two-year service agreement with us, at a point in time when the LivePerson services were new and their viability was unknown. The option had no minimum revenue guarantee, and was exercisable for a period of three years from the date of grant. We accounted for this option in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, we valued the option at each balance sheet date using a Black-Scholes pricing model using a volatility factor of 50%, a $1.60 per share exercise price and the then fair value of our common stock as of each balance sheet date. The $566,000 value ascribed to the option reflected the market value at December 31, 1999, less amortization expense of $86,000 for the period from May 1999 through December 1999, which was recorded as net deferred cost on our December 31, 1999 balance sheet. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was ratably amortized over the two-year service agreement, as we believed that the achievement of the revenue targets was probable. As a result, we amortized $86,000 of the deferred costs as of December 31, 1999, of which $24,000 was offset against the $27,000 of revenue recognized from the client in 1999, and the remaining $62,000 of sales and marketing expense was reflected as a non-cash compensation expense, all of which was recorded in the fourth quarter of 1999.

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

Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, the net non-cash compensation credit of $332,000 and charge of $43,000 for the three and six months ended June 30, 2001, includes $0 and $237,000, respectively, related to the May 1999 option granted to Network Commerce (discussed above), $470,000 and $608,000, respectively, of amortization expense, $206,000 and $206,000, respectively, of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and approximately $1.0 million and $1.0 million, respectively, of credits due to forfeiture in connection with the termination of the employment of certain employees.  The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital in connection with the forfeiture of options associated with LivePerson employees who were terminated as part of our restructuring initiatives was $34,000 and $34,000 in the three and six months ended June 30, 2002, and $0 and approximately $2.6 million in the three and six months ended June 30, 2001.

RESULTS OF OPERATIONS

Due to our acquisition of HumanClick in October 2000, our significant restructuring initiatives during 2001, and our limited operating history, we believe that comparisons of our operating results for the three and six months ended June 30, 2002 and 2001 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue.  Total revenue remained flat at $1.9 million in the three months ended June 30, 2002 compared to the three months ended June 30, 2001.  Total revenue decreased to $3.7 million in the six months ended June 30, 2002 from $4.3 million in the comparable period in 2001. This decrease is primarily attributable to attrition of some of our Internet-related clients with limited operating histories (many of which began to face difficult business conditions in the first three quarters of 2001) and to a lesser extent, to fewer new clients due to poor business conditions and the reduction in our sales force as a result of our restructuring initiatives. We cannot assure you that we will experience any future growth in revenue.

Cost of Revenue.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead.  Cost of revenue decreased to $318,000 and $656,000 in the three and six months ended June 30, 2002 from $2.1 million and $4.8 million in the comparable periods in 2001. This decrease is attributable to reduced spending requirements, including the cancellation of operating leases for certain computer equipment that supported our infrastructure, the consolidation of our clients onto a single customer application platform, reduced headcount and lower allocated occupancy costs related to overhead, each as a result of our restructuring initiatives.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel.  Product development costs decreased to $281,000 and $577,000 for the three and six months ended June 30, 2002 from $883,000 and $2.1 million in the comparable periods in 2001.  This decrease is primarily attributable to a decrease in outsourced labor costs and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including relocating software development activities to our Israel office in the second quarter of 2001.

Sales and Marketing.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and, to a lesser extent, trade show exhibit expenses.  Sales and marketing expenses decreased to $493,000 and $1.1 million in the three and six months ended June 30, 2002 from $1.2 million and $3.3 million in the comparable periods in 2001.  This decrease is primarily attributable to reduced print advertising expense and to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel.  General and administrative expenses decreased to $750,000 and $1.4 million in the three and six months ended June 30, 2002 from $1.6 million and $3.6 million in the comparable periods in 2001.  This decrease is primarily attributable to our restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including the termination of our office lease agreement for our former principal executive offices.

Amortization of Goodwill and Other Intangibles.  Amortization expense was $0 and $0 in the three and six months ended June 30, 2002 and $743,000 and $1.5 million in the three and six months ended June 30, 2001 and relates to goodwill recorded as a result of our acquisition of HumanClick in October 2000. The decrease is attributable to an accounting change related to the adoption of SFAS No. 142, described under the caption “Cumulative Effect of Accounting Change” below.

Non-Cash Compensation Expense, Net.  Non-cash compensation expense primarily consists of amortization of deferred stock-based compensation.  Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options.  We recorded non-cash compensation expense of $116,000 and $218,000 in the three and six months ended June 30, 2002, an increase from a credit of $332,000 and expense of $43,000 in the comparable periods of 2001. This increase is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in the second quarter of 2001 as well as employees whose employment was terminated as part of our restructuring initiatives in the first quarter of 2001. The net non-cash compensation amount for the three and six months ended June 30, 2001 excludes the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001.

Other Income.  Interest income was $34,000 and $71,000 in the three and six months ended June 30, 2002 compared to $124,000 and $359,000 in the comparable periods in 2001 and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999.  Interest expense was $0 and $0 in the three and six months ended June 30, 2002 compared to $0 and $7,000 in the three and six months ended June 30, 2001.

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

The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and we determined that there was an impairment of the carrying value of goodwill. As part of this analysis, we determined that LivePerson continued to operate in one operating segment and that we do not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of our fair value as a whole and of our individual assets.  Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of our carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121, among other items.

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

Net Loss.  Our net loss decreased to $51,000 and $5.5 million for the three and six months ended June 30, 2002 from $4.3 million and $12.4 million in the comparable periods in 2001. The net loss for the six months ended June 30, 2002 is primarily attributable to the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above, partially offset by the fact that we did not record any amortization of goodwill in the first or second quarters of 2002. In comparison, we recorded $743,000 and $1.5 million of goodwill amortization for the three and six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock.  Through June 30, 2002, we have raised a total of $69.5 million in aggregate net proceeds. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.  As of June 30, 2002, we had approximately $10.4 million in cash and cash equivalents, an increase of almost $300,000 from December 31, 2001.

Net cash provided by operating activities was $308,000 for the six months ended June 30, 2002 and consisted primarily of net operating losses offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, a decrease in accounts receivable, depreciation and amortization expenses partially offset by a decrease in accrued expenses.  Net cash used in operating activities was $8.8 million for the six months ended June 30, 2001 and consisted primarily of net operating losses, non-cash items related to our restructuring initiatives, an increase in accounts receivable and decrease in accounts payable and deferred revenue, partially offset by an increase in accrued expenses, depreciation and amortization expenses.

Net cash used in investing activities was $29,000 for the six months ended June 30, 2002 and was due primarily to the purchase of fixed assets. Net cash used in investing activities was $1.7 million for the six months ended June 30, 2001 and was due to the purchase of restricted cash related to the lease of our former principal executive offices, and the purchase of fixed assets, offset by the sale of “available-for-sale” investment securities.

Net cash provided by financing activities was $12,000 for the six months ended June 30, 2002 and was due to proceeds from the issuance of common stock in connection with the exercise of options. Net cash provided by financing activities was $40,000 for the six months ended June 30, 2001 and was primarily attributable to proceeds from the issuance of common stock in connection with the exercise of options.

We lease facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require us to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the six months ended June 30, 2002 and 2001 was approximately $180,000 and $2.1 million, respectively.

As of June 30, 2002, our principal commitments were approximately $669,000 under various operating leases, of which approximately $178,000 is due in the second half of 2002.  We do not currently expect that our principal commitments for the year ended December 31, 2002 will exceed $200,000 in the aggregate.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. In addition, our annual revenue growth in 2001 was less than in 2000, and our quarterly revenue declined in the second and third quarters of 2001 and did not increase materially in the first and fourth quarters of 2001 and the first and second quarters of 2002. As a result, we have incurred significant net losses in the periods from inception through March 31, 2002, significant negative cash flows from operations in the periods from inception through December 31, 2001, and as of June 30, 2002, we had an accumulated deficit of $103.9 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

Although we believe that we have provided adequate reserves in connection with our legal proceedings, we cannot assure you that the ultimate liabilities in connection with these matters will not exceed our reserves or have a material adverse effect on our business, results of operations, financial condition, or cash flows.  See "Part II. Other Information - Item 1. Legal Proceedings" for additional information.

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

We must satisfy a number of requirements to maintain our listing on the Nasdaq Stock Market (comprised of the Nasdaq National Market and the Nasdaq SmallCap Market), including maintaining a minimum bid price for our common stock of $1.00 per share.  A company fails to satisfy this requirement if its closing bid price remains below $1.00 per share for 30 consecutive trading days.

Our common stock commenced trading on the Nasdaq SmallCap Market on May 28, 2002, following approval by The Nasdaq Stock Market, Inc. of our May 14, 2002 application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.  We determined to apply voluntarily for transfer to the Nasdaq SmallCap Market so as to avoid anticipated Nasdaq National Market delisting proceedings and to take advantage of the Nasdaq SmallCap Market rule which provides an extended grace period for compliance with the $1.00 per share minimum bid requirement. We had received a letter from Nasdaq on February 14, 2002, notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we had until May 15, 2002 to demonstrate compliance with such rule and that, if we were not in compliance by that date, Nasdaq would notify us that our securities would be delisted from the Nasdaq National Market. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market.

Our application to transfer the listing of our common stock to the Nasdaq SmallCap Market stayed Nasdaq National Market delisting proceedings related to non-compliance with the Nasdaq National Market’s $1.00 per share minimum bid price requirement. We have until August 13, 2002 to satisfy the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement. After that, we could also be eligible for an additional 180 calendar day grace period provided that at such time we meet the initial listing requirements for the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A), which requires, generally, an issuer to have (i) stockholders’ equity of $5 million, (ii) a market capitalization of $50 million or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years. We currently meet all of the initial and continued inclusion criteria for the Nasdaq SmallCap Market except for the minimum bid price requirement.

If a delisting from the Nasdaq National Market or the Nasdaq SmallCap Market were to occur, shares of our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market. The “pink sheets” and the OTC Bulletin Board are generally considered less efficient than the Nasdaq National Market and the Nasdaq SmallCap Market.  Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts’ and news media coverage of us may be reduced.  These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

Such delisting from the Nasdaq National Market or the Nasdaq SmallCap Market, or further declines in our stock price, could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.  The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

In addition, if our common stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended.  That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors.  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.  Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

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

•                                          sell additional operator access accounts for LivePerson Chat, which generate monthly fees, and other services to our existing clients;

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

WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $103.9 MILLION AS OF JUNE 30, 2002 AND WE MAY INCUR LOSSES IN THE FUTURE.

We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant.  We recorded a net loss of $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001 and $5.5 million for the six months ended June 30, 2002.  We had total revenue of approximately $3.7 million for the six months ended June 30, 2002, $7.8 million for the year ended December 31, 2001, and less than $6.3 million and $615,000 in the years ended December 31, 2000 and 1999, respectively.  Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million.  As of June 30, 2002, our accumulated deficit was approximately $103.9 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.  Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat.  We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology.  Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001 and the first and second quarters of 2002; we cannot assure you that we will experience any revenue growth in the future.  A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

THE SUCCESS OF OUR BUSINESS REQUIRES THAT CLIENTS CONTINUE TO USE THE LIVEPERSON SERVICES AND PURCHASE ADDITIONAL SERVICES.

Our LivePerson services agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty.  If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate these services agreements, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services, including our new software application platform introduced in the third quarter of 2001, could also lead clients to terminate our service.  We depend on monthly fees from the LivePerson services for substantially all our revenue.  If our retention rate declines further, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources.  Further, because of the historically small amount of services sold in initial orders, we depend on sales to new clients and sales of additional services to our existing clients.

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

•                                          our clients’ business success;

•                                          our clients’ demand for LivePerson Chat operator access accounts and our other services;

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

Many of our clients’ businesses are seasonal.  Our clients’ demand for real-time sales and customer service technology in general and their demand for our services, in particular, may be seasonal as well.  As a result, our future revenue and profits may vary from quarter to quarter.

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

OUR CLIENTS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans.  These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us.  These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations.  In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours.  If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected.  In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition.  In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving a net allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in each of the three months ended June 30, 2002, March 31, 2002 and December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in these periods, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; and 62 employees at June 30, 2002.  In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; and 13 employees at June 30, 2002.  Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources.  To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees.  In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes.  We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future.  If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints.  For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings.  It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures.  Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services.  We currently have a U.S. patent application pending relating to such technology and have not filed applications outside the U.S. The U.S. Patent and Trademark Office has issued an office action rejecting our patent application to which we have filed a response.  It is possible that:

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

POLITICAL, ECONOMIC AND MILITARY CONDITIONS IN ISRAEL COULD NEGATIVELY IMPACT OUR ISRAELI OPERATIONS.

Our product development staff, help desk and online sales personnel are located in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies.  Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through June 30, 2002, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The functional currency for our former operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.  In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving an allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in each of the three months ended June 30, 2002, March 31, 2002 and December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in these periods, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

On November 16, 2001, Corio, Inc. filed a demand for arbitration against us with the American Arbitration Association in San Francisco County, California.  The demand is related to a hosted software service contract terminated during 2001. Corio is seeking to recover approximately $1.4 million in damages, fees and expenses. We have filed an answer denying liability and asserting counterclaims for breach of contract and fraud, and seek a refund of all amounts paid to Corio, which equal approximately $1.5 million.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Use of Proceeds from Registered Securities

On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333¬95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of June 30, 2002, we have used approximately $17.7 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 23, 2002.

The stockholders elected Steven Berns and Timothy E. Bixby as Class II directors, in each case for a three-year term expiring at the 2005 Annual Meeting of Stockholders and upon the election and qualification of his successor.

The stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our issued and outstanding shares of common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to the authority granted by the proposals, our Board of Directors will have the discretion to decide which reverse split to implement, or not to effect a reverse split at all, at any time on or prior to September 16, 2002.

The stockholders ratified the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2002.

The votes were cast as follows:

Director Nominee or Proposal	For	Against / Withheld	Abstentions	Broker Non- Votes
Steven Berns	27,123,726	17,235	—	—
Timothy E. Bixby	27,123,726	17,235	—	—
One-for-Three Reverse Split	26,761,429	306,043	73,489	—
One-for-Five Reverse Split	26,596,139	402,137	142,685	—
One-for-Seven Reverse Split	26,636,014	427,747	77,200	—
Ratification of Accountants	26,948,676	104,885	87,400	—

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

99.1         Periodic Report Certification of Chief Executive Officer

99.2         Periodic Report Certification of Chief Financial Officer

(b)                                 On May 17, 2002, we filed a current report on Form 8-K (Item 5), dated May 14, 2002, announcing that we had applied to The Nasdaq Stock Market, Inc. to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

On May 24, 2002, we filed a current report on Form 8-K (Item 5), dated May 22, 2002, announcing that: (i) The Nasdaq Stock Market, Inc. notified LivePerson that Nasdaq had approved our application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market; and (ii) our stockholders had approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our issued and outstanding shares of common stock, at a ratio of one-for-three, one-for-five and one-for-seven.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: August 13, 2002	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: August 13, 2002	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

99.1         Periodic Report Certification of Chief Executive Officer

99.2         Periodic Report Certification of Chief Financial Officer