Form 10-Q
period 2002-09-30
LIVEPERSON INC
filed 2002-11-14
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

or

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

Yes ☒ No ☐

As of November 8, 2002, there were 34,037,131 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.

SEPTEMBER 30, 2002

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$9,986	$10,136
Accounts receivable, net of allowances for doubtful accounts of $160 and $160 as of September 30, 2002 and December 31, 2001, respectively	299	620
Prepaid expenses and other current assets	392	389
Total current assets	10,677	11,145
Property and equipment, net	682	915
Goodwill, net	—	5,338
Other intangibles, net	1,163	—
Security deposits	119	122
Other assets	169	107
Total assets	$12,810	$17,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$625	$592
Accrued expenses	2,599	2,115
Deferred revenue	408	560
Total current liabilities	3,632	3,267
Other liabilities	150	89

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 34,037,131 shares issued and outstanding at September 30, 2002, 33,983,381 shares issued and outstanding at December 31, 2001	34	34
Additional paid-in capital	113,055	113,071
Deferred compensation	(100)	(399)
Accumulated deficit	(103,953)	(98,428)
Accumulated other comprehensive loss	(8)	(7)
Total stockholders’ equity	9,028	14,271
Total liabilities and stockholders’ equity	$12,810	$17,627

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$2,161	$1,734	$5,860	$6,017
Operating expenses:
Cost of revenue, exclusive of $0 and $2 for the three months ended September 30, 2002 and 2001, respectively, and $(4) and $(195) for the nine months ended September 30, 2002 and 2001, respectively, reported below as non-cash compensation expense (credit)	480	1,586	1,136	6,412
Product development expense, exclusive of $0 and $(1) for the three months ended September 30, 2002 and 2001, respectively, and $0 and $(181) for the nine months ended September 30, 2002 and 2001, respectively, reported below as non-cash compensation expense (credit)	303	865	880	3,000
Sales and marketing expense, exclusive of $2 and $26 for the three months ended September 30, 2002 and 2001, respectively, and $66 and $350 for the nine months ended September 30, 2002 and 2001, respectively, reported below as non-cash compensation expense	600	1,133	1,657	4,427
General and administrative expense, exclusive of $45 and $499 for the three months ended September 30, 2002 and 2001, respectively, and $203 and $595 for the nine months ended September 30, 2002 and 2001, respectively, reported below as non-cash compensation expense	660	1,464	2,081	5,032
Amortization of goodwill and other intangibles	125	745	125	2,230
Non-cash compensation expense, net	47	526	265	569
Non-cash compensation credit related to restructuring, net	—	—	—	(1,720)
Restructuring and impairment charges	—	9,232	—	12,740
Total operating expenses	2,215	15,551	6,144	32,690
Loss from operations	(54)	(13,817)	(284)	(26,673)
Other income (expense):
Other, net	—	43	—	109
Interest income	26	118	97	477
Interest expense	—	—	—	(7)
Total other income, net	26	161	97	579
Loss before cumulative effect of accounting change	(28)	(13,656)	(187)	(26,094)
Cumulative effect of accounting change	—	—	(5,338)	—
Net loss	$(28)	$(13,656)	$(5,525)	$(26,094)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.00)	$(0.40)	$(0.00)	$(0.77)
Cumulative effect of accounting change	0.00	0.00	(0.16)	0.00
Net loss	$(0.00)	$(0.40)	$(0.16)	$(0.77)
Weighted average shares outstanding used in basic and diluted net loss per share calculation	34,046,504	34,003,501	34,021,670	33,982,599

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,525)	$(26,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	5,338	—
Non-cash compensation expense, net	265	569
Non-cash compensation credit related to restructuring, net	—	(1,720)
Non-cash portions of restructuring and impairment charges	—	9,459
Depreciation	274	2,259
Amortization of goodwill and other intangibles	125	2,230
Amortization of gain on sale-leaseback	—	(175)
Provision for doubtful accounts, net	—	860

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	321	(80)
Prepaid expenses and other current assets	(3)	274
Security deposits	2	61
Accounts payable	33	255
Accrued expenses	483	1,675
Deferred revenue	(152)	(383)
Deferred rent	—	66
Net cash provided by (used in) operating activities	1,161	(10,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(53)	(505)
Proceeds from sale of property and equipment	13	52
Proceeds from sale of investment securities available-for-sale	—	1,000
Purchase of restricted cash related to lease	—	(2,225)
Proceeds from release of restricted cash	—	4,225
Acquisition of NewChannel customer contracts	(1,288)	—
Additional cash paid for HumanClick acquisition	—	(22)
Net cash (used in) provided by investing activities	(1,328)	2,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	18	38
Proceeds from issuance of common stock in connection with Employee Stock Purchase Plan	—	2
Net cash provided by financing activities	18	40
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(7)
Net decrease in cash and cash equivalents	(150)	(8,186)
Cash and cash equivalents at the beginning of the period	10,136	20,449
Cash and cash equivalents at the end of the period	$9,986	$12,263

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

(B)                               UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited.  In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2002, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2002 and 2001.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date.

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

The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the expected term of a client relationship. This estimate may change in the future. The Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0 and $10 in the three and nine months ended September 30, 2002, and $0 and $0 in the three and nine months ended September 30, 2001, of set-up fees due to client attrition.

In the first half of 2001, the Company began selling the LivePerson services directly via Internet download.  These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal. The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable.  The Company recognizes monthly service revenue fees as services are provided.  The Company’s service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.

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

Diluted net loss per common share for both of the three and nine month periods ending September 30, 2002 and 2001, respectively, does not include the effects of options to purchase 5,999,205 and 5,999,133 shares of common stock, respectively, warrants to purchase 457,030 and 457,030 shares of common stock, respectively, and an aggregate of 0 and 0 shares of convertible preferred stock on an “as if” converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

(E)                                 RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS

No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

(2)                                 BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2002	December 31, 2001
	(Unaudited)
Computer equipment and software	$1,396	$1,364
Furniture, equipment and building improvements	77	68
	1,473	1,432
Less accumulated depreciation	791	517
Total	$682	$915

Accrued expenses consist of the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
Professional services and consulting fees	$367	$531
Payroll and related costs	531	348
NewChannel customer contracts acquisition costs	538	—
Sales commissions	13	71
Restructuring charges (see note 4)	981	1,040
Other	169	125
Total	$2,599	$2,115

(3)                                 CUMULATIVE EFFECT OF ACCOUNTING CHANGE

On January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.  This testing requires the identification of reporting units and comparison of the reporting units’ carrying value to their fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

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

As required by SFAS No. 142, the following table shows the Company’s 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Loss before cumulative effect of accounting change - as reported	$(28)	$(13,656)	$(187)	$(26,094)
Add back: Goodwill amortization	—	745	—	2,230
Loss before cumulative effect of accounting change - as adjusted	$(28)	$(12,911)	$(187)	$(23,864)

Net loss - as reported	$(28)	$(13,656)	$(5,525)	$(26,094)
Add back: Goodwill amortization, net of tax	—	745	—	2,230
Net loss - as adjusted (1)	$(28)	$(12,911)	$(5,525)	$(23,864)

Basic and diluted net loss per share:
Net loss - as reported	$(0.00)	$(0.40)	$(0.16)	$(0.77)
Add back: Goodwill amortization	—	0.02	—	0.06
Net loss - as adjusted (1)	$(0.00)	$(0.38)	$(0.16)	$(0.71)

(1)   Includes cumulative effect of a change in accounting principle, which increased the net loss by $5,338 and the basic and diluted net loss per share by $0.16 during the nine months ended September 30, 2002.

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

In the third quarter of 2001, in a continued effort to streamline its operations, the Company initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate its principal executive offices, which included the termination of an office space lease. These initiatives resulted in a reduction of the Company’s workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. In the third quarter of 2001, the Company recorded a charge of $9,232 for severance and other expenses related to the additional restructuring.

As a result of the various restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740, in the aggregate.  In addition, for the year ended December 31, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $1,720 associated with LivePerson employees who were terminated as part of the Company’s restructuring initiatives in the first quarter of 2001.  The net non-cash compensation credit of $1,720 for the year ended December 31, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company’s restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification recorded during the first quarter of 2001.  The balance of the accrued restructuring and impairment charges as of September 30, 2002 is as follows:

	Balance as of January 1, 2002	Net utilization during the nine months ended September 30, 2002	Balance as of September 30, 2002
Severance	$55	$—	$55
Contract terminations	985	(59)	926
Total	$1,040	$(59)	$981

(5)                                 STOCK OPTIONS

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”).  Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of September 30, 2002, approximately 12,037,000 shares of common stock were reserved for issuance under the 2000 Plan.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance.  Pursuant to the Employee Stock Purchase Plan, 4,000 and 25,951 shares were issued in 2001 and 2000, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of September 30, 2002, 750,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

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

The net non-cash compensation amounts for the three and nine months ended September 30, 2002 and 2001 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
May 1999 option granted to a client (discussed above)	$—	$—	$—	$237
Amortization	47	117	253	725
Acceleration of deferred compensation charges related to certain employee terminations	—	410	24	616
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	—	(1)	(12)	(1,009)
	$47	$526	$265	$569

The net non-cash compensation amounts for the nine months ended September 30, 2001 exclude the net non-cash compensation credit of $1,720 related to the Company’s restructuring initiatives in the first quarter of 2001, discussed in note 4 above.

The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital was approximately $0 and $34 for the three and nine months ended September 30, 2002, and represents the forfeiture of options associated with employees who voluntarily left the Company during 2002.  The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital was approximately $329 and $2,938 for the three and nine months ended September 30, 2001. This amount represents the forfeiture of options associated with the Company’s employees whose employment was terminated as part of the Company’s restructuring initiatives during the first quarter of 2001, discussed in note 4 above.

(6)                                 ASSET ACQUISITION

In July 2002, the Company acquired all of the existing customer contracts of NewChannel, Inc. (“NewChannel”) and associated rights. The purchase price is based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. To date, the Company has incurred total acquisition costs of approximately $1,288, including the initial purchase price payment of $600 to NewChannel. The total acquisition cost has been allocated to customer contracts and the net amount is included in “Assets — Other intangibles, net” on the Company’s September 30, 2002 balance sheet. Amortization expense recorded during the three months ended September 30, 2002 was approximately $125. The Company expects the total cost of the transaction to be less than $1,400. The total acquisition cost will be amortized ratably over a period of 18 months, representing the Company’s current estimate of the expected term of the client relationships.

(7)                                 COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require the Company to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases was approximately $96 and $276 for the three and nine months ended September 30, 2002, and $601 and $2,669 for the three and nine months ended September 30, 2001.

(8)                                 LEGAL PROCEEDINGS

On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against the Company in the Supreme Court of the State of New York in New York County.  The complaint alleges that the Company is in default of an operating lease for computer equipment. Compaq is seeking to recover approximately $2,000 in damages, fees and expenses. The Company served an answer asserting affirmative defenses and counterclaims for fraud and negligent misrepresentation, and seeks damages and fees. Compaq moved for summary judgment on its claims, and the Company filed papers in opposition to the motion. Compaq’s motion was granted on the issue of liability and the matter has been referred to a referee to determine the amount of damages to which Compaq is entitled.

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

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of a client relationship. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0 and $10,000 in the three and nine months ended September 30, 2002, respectively, of set-up fees due to client attrition.

In the first half of 2001, we began selling the LivePerson services directly via Internet download.  These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.  Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

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

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download, which are paid for almost exclusively by credit card) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended September 30, 2002 and 2001, or 10% of our total accounts receivable at September 30, 2002 and 2001.

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

In the first quarter of 2001, following a review of our business in connection with our acquisition of the private Israeli company HumanClick Ltd. in October 2000, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices. The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001. In the first quarter of 2001, we recorded a charge of approximately $3.4 million for severance and other expenses related to the restructuring.  In the third quarter of 2001, in a continued effort to streamline our operations, we initiated additional restructuring initiatives and recorded a charge of approximately $9.2 million. These initiatives resulted in the elimination of redundant staff positions, and the decision to relocate our principal executive offices, which included the termination of an office space lease (and the entering into of a new three-year lease that commenced in November 2001). The restructuring resulted in a reduction of our workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. For the year ended December 31, 2001, we recorded net charges of approximately $12.7 million for our various restructuring initiatives.

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

On May 28, 2002, our common stock commenced trading on the Nasdaq SmallCap Market, following approval by The Nasdaq Stock Market, Inc. of our May 14, 2002 application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.  We determined to apply voluntarily for transfer to the Nasdaq SmallCap Market so as to avoid anticipated Nasdaq National Market delisting proceedings and to take advantage of the Nasdaq SmallCap Market rule which provides an extended grace period for compliance with the $1.00 per share minimum bid requirement. We had received a letter from Nasdaq on February 14, 2002, notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required for continued listing on the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we had until May 15, 2002 to demonstrate compliance with such rule and that, if we were not in compliance by that date, Nasdaq would notify us that our securities would be delisted from the Nasdaq National Market. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market.

Our application to transfer the listing of our common stock to the Nasdaq SmallCap Market stayed Nasdaq National Market delisting proceedings related to non-compliance with the Nasdaq National Market’s $1.00 per share minimum bid price requirement. We have until February 10, 2003 to satisfy the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement, taking into account the Nasdaq SmallCap Market’s initial 180 calendar day grace period to demonstrate compliance with the requirement (which period was deemed to begin upon receipt of Nasdaq’s February 14, 2002 letter), as well as the Nasdaq SmallCap Market’s additional 180-day grace period which Nasdaq automatically provided us on August 14, 2002 for meeting certain objective listing criteria.  We currently meet all of the initial and continued inclusion criteria for the Nasdaq SmallCap Market except for the minimum bid price requirement.

In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights.  The purchase price is based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. To date, we have incurred total acquisition costs of approximately $1.3 million, including the initial purchase price payment of $600,000 to NewChannel. We expect the total cost of the transaction to be less than $1.4 million. The total acquisition cost will be amortized ratably over a period of 18 months, representing our current estimate of the expected term of the client relationships.

In September 2002, our Board of Directors determined not to effect any of the reverse split proposals which were approved by our stockholders at the Annual Meeting of Stockholders held on May 23, 2002.  The proposals would have amended our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven.  The principal purpose of each of the reverse split proposals was to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by the Nasdaq National Market and the Nasdaq SmallCap Market.

REVENUE

With respect to the LivePerson services, our clients pay us a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of a client relationship. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the three and nine months ended September 30, 2002 accounted for 98% and 97%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to represent a decreasing percentage of total revenue over time. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

In the first half of 2001, we began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

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

In the nine months ended September 30, 2002, we did not increase our allowance for doubtful accounts. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts.  We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, the net non-cash compensation charge of $526,000 and $569,000 for the three and nine months ended September 30, 2001, respectively, includes $0 and $237,000, respectively, related to the May 1999 option granted to Network Commerce (discussed above), $117,000 and $725,000, respectively, of amortization expense, $410,000 and $616,000, respectively, of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and approximately $1,000 and $1.0 million, respectively, of credits due to forfeiture in connection with the termination of the employment of certain employees.  The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital in connection with the forfeiture of options associated with LivePerson employees who were terminated as part of our restructuring initiatives was $0 and $34,000 in the three and nine months ended September 30, 2002, and $329,000 and approximately $2.9 million in the three and nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Due to our acquisition of HumanClick in October 2000, our significant restructuring initiatives during 2001, and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2002 and 2001 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue.  Total revenue increased to $2.2 million in the three months ended September 30, 2002 compared to $1.7 million in the three months ended September 30, 2001.  This increase is primarily attributable to the acquisition of the NewChannel customer contracts and associated rights in July 2002.  Total revenue decreased to $5.9 million in the nine months ended September 30, 2002 from $6.0 million in the comparable period in 2001. This decrease is primarily attributable to attrition of some of our Internet-related clients with limited operating histories (many of which began to face difficult business conditions in the first three quarters of 2001) and to a lesser extent, to fewer new clients due to poor business conditions and the reduction in our sales force as a result of our 2001 restructuring initiatives, partially offset by the acquisition of the NewChannel customer contracts and associated rights. We cannot assure you that we will experience any future growth in revenue.

Cost of Revenue.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead.  Cost of revenue decreased to $480,000 and $1.1 million in the three and nine months ended September 30, 2002 from $1.6 million and $6.4 million in the comparable periods in 2001. This decrease is attributable to reduced spending requirements, including the cancellation of operating leases for certain computer equipment that supported our infrastructure, the consolidation of our clients onto a single customer application platform, reduced headcount and lower allocated occupancy costs related to overhead, each as a result of our 2001 restructuring initiatives.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel.  Product development costs decreased to $303,000 and $880,000 for the three and nine months ended September 30, 2002 from $865,000 and $3.0 million in the comparable periods in 2001.  This decrease is primarily attributable to a decrease in outsourced labor costs and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including relocating software development activities to our Israel office in the second quarter of 2001.

Sales and Marketing.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and, to a lesser extent, trade show exhibit expenses.  Sales and marketing expenses decreased to $600,000 and $1.7 million in the three and nine months ended September 30, 2002 from $1.1 million and $4.4 million in the comparable periods in 2001.  This decrease is primarily attributable to reduced print advertising expense and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel.  General and administrative expenses decreased to $660,000 and $2.1 million in the three and nine months ended September 30, 2002 from $1.5 million and $5.0 million in the comparable periods in 2001.  This decrease is primarily attributable to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including the termination of our office lease agreement for our former principal executive offices in the third quarter of 2001.

Amortization of Goodwill and Other Intangibles.  Amortization expense was $125,000 and $125,000 in the three and nine months ended September 30, 2002 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.  Amortization expense was $745,000 and $2.2 million in the three and nine months ended September 30, 2001 and relates to goodwill recorded as a result of our acquisition of HumanClick in October 2000. In the three and nine months ended September 30, 2002, we did not record any amortization expense related to the goodwill recorded as a result of our acquisition of HumanClick. The decrease in amortization expense in the three and nine months ended September 30, 2002 as compared to the comparable periods in 2001 is attributable to an accounting change related to the adoption of SFAS No. 142, described under the caption “Cumulative Effect of Accounting Change” below.

Non-Cash Compensation Expense, Net.  Non-cash compensation expense primarily consists of amortization of deferred stock-based compensation.  Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation is being amortized over the vesting period of the individual options.  We recorded non-cash compensation expense of $47,000 and $265,000 in the three and nine months ended September 30, 2002, a decrease from non-cash compensation expense of $526,000 and $569,000 in the comparable periods of 2001. This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in the second quarter of 2001 as well as employees whose employment was terminated as part of our restructuring initiatives in the first quarter of 2001. The net non-cash compensation amount for the three and nine months ended September 30, 2001 excludes the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001.

Other Income.  Interest income was $26,000 and $97,000 in the three and nine months ended September 30, 2002 compared to $118,000 and $477,000 in the comparable periods in 2001 and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999.  Interest expense was $0 and $0 in the three and nine months ended September 30, 2002 compared to $0 and $7,000 in the three and nine months ended September 30, 2001.

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

Net Loss.  Our net loss decreased to $28,000 and $5.5 million for the three and nine months ended September 30, 2002 from $13.7 million and $26.1 million in the comparable periods in 2001. The net loss for the nine months ended September 30, 2002 is primarily attributable to the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above, partially offset by the fact that we did not record any amortization of goodwill related to our acquisition of HumanClick in the three and nine months ended September 30, 2002. In comparison, we recorded $745,000 and $2.2 million of goodwill amortization for the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock.  Through September 30, 2002, we have raised a total of $69.5 million in aggregate net proceeds. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.  As of September 30, 2002, we had approximately $10.0 million in cash and cash equivalents, a decrease of approximately $150,000 from December 31, 2001. This decrease is primarily attributable the acquisition of the NewChannel customer contracts and associated rights in July 2002, partially offset by net cash provided by operations during the nine months ended September 30, 2002.

Net cash provided by operating activities was approximately $1.2 million for the nine months ended September 30, 2002 and consisted primarily of net operating losses offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, an increase in accrued expenses and a decrease in accounts receivable, depreciation and amortization expenses partially offset by a decrease in deferred revenue.  Net cash used in operating activities was $10.7 million for the nine months ended September 30, 2001 and consisted primarily of net operating losses, non-cash items related to our restructuring initiatives and an increase in accounts receivable and a decrease in accounts payable and deferred revenue, partially offset by an increase in accrued expenses, depreciation and amortization expenses.

Net cash used in investing activities was approximately $1.3 million for the nine months ended September 30, 2002 and was due primarily to the acquisition of the NewChannel customer contracts and associated rights, and to a lesser extent to the purchase of fixed assets. Net cash provided by investing activities was $2.5 million in the nine months ended September 30, 2001 and was due primarily to the reduction of $4.2 million of restricted cash as a result of the release of the certificates of deposit securing standby letters of credit pursuant to the lease of our former principal executive offices, which leases were terminated in September 2001.

Net cash provided by financing activities was $18,000 for the nine months ended September 30, 2002 and was due to proceeds from the issuance of common stock in connection with the exercise of options. Net cash provided by financing activities was $40,000 for the nine months ended September 30, 2001 and was primarily attributable to proceeds from the issuance of common stock in connection with the exercise of options.

We lease facilities and certain equipment under agreements accounted for as operating leases.  These leases generally require us to pay all executory costs such as maintenance and insurance.  Rental expense for operating leases for the nine months ended September 30, 2002 and 2001 was approximately $276,000 and $2.7 million, respectively.

As of September 30, 2002, our principal commitments were approximately $581,000 under various operating leases, of which approximately $90,000 is due in the fourth quarter of 2002.  We do not currently expect that our principal commitments for the year ended December 31, 2002 will exceed $100,000 in the aggregate.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. In addition, our annual revenue growth in 2001 was less than in 2000, and our quarterly revenue declined in the second and third quarters of 2001 and did not increase materially in the first and fourth quarters of 2001 and the first, second and third quarters of 2002. As a result, we have incurred significant net losses in the periods from inception through March 31, 2002, significant negative cash flows from operations in the periods from inception through December 31, 2001, and as of September 30, 2002, we had an accumulated deficit of approximately $104.0 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

Although we believe that we have provided adequate reserves in connection with our legal proceedings, we cannot assure you that the ultimate liabilities in connection with these matters will not exceed our reserves or have a material adverse effect on our business, results of operations, financial condition, or cash flows.  See “Part II. Other Information – Item 1. Legal Proceedings” for additional information.

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

Our common stock commenced trading on the Nasdaq SmallCap Market on May 28, 2002, following approval by The Nasdaq Stock Market, Inc. of our May 14, 2002 application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.  We determined to apply voluntarily for transfer to the Nasdaq SmallCap Market so as to avoid anticipated Nasdaq National Market delisting proceedings and to take advantage of the Nasdaq SmallCap Market rule which provides an extended grace period for compliance with the $1.00 per share minimum bid requirement. We had received a letter from Nasdaq on February 14, 2002, notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required for continued listing on the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we had until May 15, 2002 to demonstrate compliance with such rule and that, if we were not in compliance by that date, Nasdaq would notify us that our securities would be delisted from the Nasdaq National Market. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market.

Our application to transfer the listing of our common stock to the Nasdaq SmallCap Market stayed Nasdaq National Market delisting proceedings related to non-compliance with the Nasdaq National Market’s $1.00 per share minimum bid price requirement. We have until February 10, 2003 to satisfy the Nasdaq SmallCap Market’s $1.00 per share minimum bid price requirement, taking into account the Nasdaq SmallCap Market’s initial 180 calendar day grace period to demonstrate compliance with the requirement (which period was deemed to begin upon receipt of Nasdaq’s February 14, 2002 letter), as well as the Nasdaq SmallCap Market’s additional 180-day grace period which Nasdaq automatically provided us on August 14, 2002 for meeting certain objective listing criteria. We currently meet all of the initial and continued inclusion criteria for the Nasdaq SmallCap Market except for the minimum bid price requirement.

At the Annual Meeting of Stockholders held on May 23, 2002, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to the authority granted by the proposals, our Board of Directors determined in September 2002 not to effect any of the reverse split proposals at that time.

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

WE HAVE A HISTORY OF LOSSES, WE HAD AN ACCUMULATED DEFICIT OF $104.0 MILLION AS OF SEPTEMBER 30, 2002 AND WE MAY INCUR LOSSES IN THE FUTURE.

We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant.  We recorded a net loss of $9.8 million for the year ended December 31, 1999, $43.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001 and $5.5 million for the nine months ended September 30, 2002.  We had total revenue of approximately $5.9 million for the nine months ended September 30, 2002, $7.8 million for the year ended December 31, 2001, and less than $6.3 million and $615,000 in the years ended December 31, 2000 and 1999, respectively.  Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million.  As of September 30, 2002, our accumulated deficit was approximately $104.0 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.  Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of only one service, LivePerson Chat.  We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology.  Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001 and the first, second and third quarters of 2002; we cannot assure you that we will experience any revenue growth in the future.  A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

OUR CLIENTS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans.  These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us.  These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations.  In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours.  If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected.  In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition.  In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving a net allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in each of the three-month periods ended September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in these periods, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

STAFF ATTRITION COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; and 62 employees at September 30, 2002.  In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; and 13 employees at September 30, 2002.  Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources.  To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees.  In both the first and third quarters of 2001, in addition to conducting regularly-

occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes.  We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future.  If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints.  For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings.  It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures.  Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

Further, to the extent that the invention described in our U.S. patent application was made public prior to the filing of the application, we may not be able to obtain patent protection in certain foreign countries.  We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have two U.S. trademarks – “LivePerson Give Your Site A Pulse” and “HumanClick” – registered on the U.S. Patent and Trademark Office primary register. We currently have one U.S. trademark – “LivePerson” – registered on the U.S. Patent and Trademark Office supplemental register. We do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties.  Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property.  The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it.  If this occurs, our business, results of operations and financial condition could be materially and adversely affected.  In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

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

OTHER RISKS

OUR EXECUTIVE OFFICERS, DIRECTORS AND STOCKHOLDERS WHO EACH OWN GREATER THAN 5% OF THE OUTSTANDING COMMON STOCK WILL BE ABLE TO INFLUENCE MATTERS REQUIRING A STOCKHOLDER VOTE.

Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 56.3% of our outstanding common stock.  As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through September 30, 2002, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The functional currency for our former operations in the United Kingdom is the U.K. pound (sterling) and the functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks.  We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks.  In the year ended December 31, 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections.  A significant portion of this increase was due to overdue accounts receivable balances for our Internet-related clients with limited operating histories, many of which began to face difficult business conditions in the past year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving an allowance of $160,000 at December 31, 2001. We did not increase our allowance for doubtful accounts in each of the three-month periods ended September 30, 2002, June 30, 2002, March 31, 2002 and December 31, 2001. This is attributable to the fact that our accounts receivable collections improved in these periods, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

Interest Rate Risk

Our investments consist of cash and cash equivalents.  Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

In the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is made known to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in LivePerson’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective action with regard thereto.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against us in the Supreme Court of the State of New York, New York County.  The complaint alleges that LivePerson is in default of an operating lease for computer equipment. Compaq is seeking to recover approximately $2.0 million in damages, fees and expenses. We served an answer asserting affirmative defenses and counterclaims for fraud and negligent misrepresentation, and seek damages and fees. Compaq moved for summary judgment on its claims, and we filed papers in opposition to the motion. Compaq’s motion was granted on the issue of liability and the matter has been referred to a referee to determine the amount of damages to which Compaq is entitled.

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

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Use of Proceeds from Registered Securities

On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of September 30, 2002, we have used approximately $18.1 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

99.1         Periodic Report Certification of Chief Executive Officer

99.2         Periodic Report Certification of Chief Financial Officer

(b)                                                 On August 15, 2002, we filed a current report on Form 8-K (Item 5), dated August 14, 2002, announcing that we had received a letter from The Nasdaq Stock Market, Inc., stating that we would be provided an additional 180 calendar days (until February 10, 2003) to achieve compliance with Nasdaq Marketplace Rule 4310(c)(4), which requires the bid price of our common stock on the Nasdaq SmallCap Market to be not less than $1.00 per share.

On September 13, 2002, we filed a current report on Form 8-K (Item 5), dated September 13, 2002, announcing that our Board of Directors had determined not to effect any of the reverse split proposals which were approved by our stockholders at the Annual Meeting on May 23, 2002.  The proposals would have amended our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our issued and outstanding shares of common stock, at a ratio of one-for-three, one-for-five and one-for-seven.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: November 13, 2002	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: November 13, 2002	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial and accounting officer)

CERTIFICATIONS

I, ROBERT P. LOCASCIO, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LivePerson, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

I, TIMOTHY E. BIXBY, certify that:

1. I have reviewed this quarterly report on Form 10-Q of LivePerson, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial officer)

EXHIBIT INDEX

EXHIBIT

99.1         Periodic Report Certification of Chief Executive Officer

99.2         Periodic Report Certification of Chief Financial Officer