Form 10-K
period 2002-12-31
LIVEPERSON INC
filed 2003-03-31
CIK 1102993

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File Number 000-30141

LIVEPERSON, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3861628 (I.R.S. employer identification number)
462 Seventh Avenue, 21st Floor New York, New York (Address of principal executive offices)	10018 (Zip Code)

(212) 609-4200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [    ] No [X]

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $12,304,771 (computed by reference to the last reported sale price on the Nasdaq SmallCap Market on that date). The registrant does not have any non-voting common stock outstanding.

        On March 15, 2003, 34,152,131 shares of the registrant's common stock were outstanding.

        Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed not later than April 30, 2003, are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

LIVEPERSON, INC.

2002 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Overview

        LivePerson, Inc., a customer relationship management (CRM) application service provider (ASP), delivers real-time sales, marketing and customer service solutions for companies that conduct business online. Over 3,000 businesses currently employ LivePerson's suite of products and services. We believe our products and services help our customers increase revenue and productivity, answer customer questions and build customer relationships.

        LivePerson's products and services enable sales and customer service teams to interact with their customers online in a cost-effective and secure real-time environment. Through the use of the LivePerson application, companies can engage online customers at critical points in the buying process. We believe the ability to communicate with the right customer at the right time helps to increase revenue by increasing online sales conversion rates, improve the efficiency of sales and customer service operators and decrease overall customer support costs.

        Historically, online businesses have had limited ways to communicate with their customers and respond to inquiries about matters such as product features, transaction security and shipping details. Although companies offer telephone numbers, email and self-service tools for customer assistance, these options are often ineffective and frustrating as consumers endure long wait times or receive insufficient information. Companies understand that if they do not address these issues in a timely matter, they risk losing customers to competitors and increasing their customer interaction costs.

        With LivePerson's real-time chat applications, a company's customer service and sales agents are able to respond to customer inquiries more quickly and efficiently than with other service options. By using features such as preformatted responses, repeat visitor alerts, proactive engagement tools and chat transcripts, companies can offer online shoppers a more enhanced and satisfactory customer experience. Based on feedback from our customers, we believe that businesses that use LivePerson's products and services begin to see an immediate return on their investment as customers who complete a chat with a sales or customer service representative frequently purchase more than those who do not. Companies also realize lower customer support costs as operators can handle up to four incoming customer inquiries at one time. Combining the interactive nature of the Internet with the dependability of traditional customer service, LivePerson's applications help companies build strong, long-lasting consumer relationships, convert browsers into buyers and turn one-time visitors into loyal customers.

        The LivePerson suite of products and services includes Service Edition, LivePerson's click-to-chat application; Sales Edition, a proactive online sales application; LivePerson Pro for small businesses; and MultiCARE, a document management, email and frequently asked question ("FAQ") service. LivePerson offers these solutions as outsourced services that eliminate the large hardware and software investment typically associated with one-to-one customer interaction solutions. Because the LivePerson application is hosted on servers that are managed by LivePerson, our clients benefit from limited software requirements, no hardware installations and minimum effort for upgrades. Clients may also add additional services upon request.

        LivePerson currently has more than 3,000 clients, including key players in the software, financial services, retail and telecom sectors. The 2002 client list includes customers such as Ameritrade, Bell Canada, Bell South, Computer Associates, EarthLink, eBay, Microsoft, Neiman Marcus, QVC and VeriSign.

        LivePerson was incorporated in the State of Delaware in November 1995 and the initial LivePerson service was introduced in November 1998.

Industry Background

Online Shopping

        The Internet has become an important sales channel for companies that conduct business online. According to a Jupitermedia Market Forecast Report published in January 2002, online spending will reach a projected $52 billion in 2003, a 28% increase over 2002, and online spending is projected to reach $105 billion by 2007. More significantly, the Internet is expected to influence one-third of all U.S. retail spending by 2007.

        To effectively compete in this environment, online businesses increasingly strive to provide high quality customer service and interactive sales capabilities to attract and retain customers. Companies must focus on their customers to prevent the loss of revenue and market share to their competitors. In July 2002, Gartner predicted that through 2007 over 75% of organizations would continue to fail to fully meet customer expectations for customer service excellence, resulting in an average turnover of 100 percent of the customer base every five years.

        To address this concern, companies are beginning to implement new methods of conducting sales and customer service online. Their focus has turned to real-time communication channels to help them answer customer inquiries more efficiently and effectively and to connect with a customer before they turn to their competitors for additional information.

The CRM Market

        Recently, the CRM application software market has realized significant shifts in the way companies purchase products and services. Despite a downturn in the economy, companies continue to spend on CRM applications as they realize the value that these tools can bring to their enterprise. Some of the recent changes that the industry has seen include:

  •
  Companies with highly scrutinized budgets are looking for smaller, value-added deals in place of multi-million dollar deals that were common in the past.

  •
  Proof of rapid return on investment is critical.

  •
  Businesses value flexibility, and therefore may pay more for a shorter term commitment.

  •
  Companies are shifting towards real-time applications as these will result in cash savings and increases in customer satisfaction.

The LivePerson Solution

        LivePerson is a provider of technology that facilitates real-time sales and customer service for companies doing business on the Internet. As an application service provider (ASP), LivePerson offers this technology as an outsourced service to companies of all sizes. The LivePerson suite of products and services enables our clients to interact with their customers in real time through live text-based chat or to provide answers to routine customer inquiries through a searchable knowledge base of FAQs. LivePerson's services also enable site monitoring and proactive interaction capabilities that create an online experience very much like a traditional offline sales or service environment, by enabling clients to welcome Web site visitors, share marketing or promotional information with them, and engage them in an online, text-based conversation, all within the feature set of the LivePerson solution.

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

        We create and store conversation transcripts and related data, and we also enable our clients to generate optional Internet user exit surveys, which our clients can use to collect additional information about Internet users. Stored data includes the Internet user's name, browser type, Internet Protocol (IP) address, responses to exit surveys, the operator's identity and time stamps for each chat transmission. In addition, we provide our clients with tools to analyze the stored information. These tools include summary reports of the number of chats in certain periods and the duration of such chats, filters to sort data from exit surveys, statistical summaries of those data and statistical summaries of operator performance. These administrative functions are designed to help our clients replicate traditional call center and sales support tools in an online environment.

        LivePerson's products and services enable clients to:

  •
  Maximize Sales Opportunities.    Clients can quickly and easily respond to Internet user inquiries and proactively engage top prospects on a Web site in real time. Live interaction with Internet users creates opportunities to:

  •
  answer questions on demand and resolve online customers' issues as they occur;

  •
  assist in completing sales that might otherwise have been abandoned without one-to-one real-time interaction; and

  •
  market additional products and services in order to increase average order sizes.

  •
  Strengthen Relationships with Online Customers.    Personalized service generates increased customer satisfaction. LivePerson's products and services enable our clients to build relationships with their online customers and offer our clients the opportunity to market to online customers on a one-to-one basis. Furthermore, transcripts from LivePerson chats and optional exit surveys often provide relevant customer data and valuable real-time feedback. Clients may then use this information to modify their product offerings and marketing efforts, improve Web site navigation and refine their FAQ listings. In addition, to address a Web site visitor's time-sensitive inquiries and desire for real-time information and support, LivePerson's applications allow our clients to respond rapidly to their customers' demands.

  •
  Reduce Operating Costs.    Customer service operators using the LivePerson service can interact with as many as four users simultaneously. As a result, an operator can provide service to more Internet users, thereby reducing cost per interaction. In addition, operators can create and use pre-formatted responses, allowing them to improve response time and operator efficiency.

        Because LivePerson is an ASP and provides clients with a service rather than an in-house technology solution, clients realize the following additional benefits:

  •
  Low Fees.    We charge our clients reasonable ongoing fees. A set-up fee is also charged to certain of our larger clients who require more sophisticated implementation and training.

  •
  Effective Use of Internal Resources.    Because LivePerson's applications are outsourced, clients can devote their information technology resources to other priorities.

  •
  Rapid Deployment.    LivePerson provides the technology needed to facilitate real-time sales and customer service without customization. Clients simply download a small client-side software program over the Internet and may immediately provide the LivePerson services to their end users. Client operators and online customers can use our services with any standard Web browser.

  •
  Automatic Upgrades.    All upgrades to the LivePerson applications are installed on our servers. As a result, upgrades are immediately available and require only a minimal, menu-driven update to the client's software and no action by their customers. We provide additional training as and if required by the upgraded feature sets.

  •
  Ease of Expansion.    All of the LivePerson applications are built for flexibility and growth. Clients can easily expand with additional services and operator licenses simply by requesting them.

Our Strategy

        Our objective is to enhance our current position as a provider of real-time sales and customer service technology for companies doing business on the Internet. The key elements of our strategy include:

        Strengthening our Position in Target Markets and Growing our Recurring Revenue Base.    We intend to extend our market position by significantly increasing our installed client base. We plan to continue to focus primarily on financial services companies, internal corporate call centers and small businesses as our key target markets. We intend to capitalize on our growing base of existing clients by selling them additional services and other services as online shoppers are increasingly exposed to the benefits and functionality of live text-based interaction. Increasing our client base will enable us to continue to strengthen our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales and customer service solutions.

        Increasing the Value of our Service to our Clients.    We strive to continuously add new features and functionality to our live interaction platform. Because we manage the server infrastructure, we can make new features available immediately to our clients without client or end-user installation of software or hardware. We currently offer a suite of reporting and administrative tools as part of our overall suite of services. We will continue to develop more comprehensive tools for appropriate sectors of our client base, while adding further interactive capabilities. We will also continue to develop additional services that will provide value to our clients. For example, we intend to provide more robust advisory services to our clients that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to increase the value of our services to clients and their reliance on its benefits, which we believe will result in additional revenue from both new and existing clients over time.

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

        Evaluating Strategic Alliances and Acquisitions where Appropriate.    We intend to seek opportunities to form strategic alliances with or to acquire other companies that will enhance our business. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, on-line customer service applications to small- and mid-sized businesses. In July 2002, we acquired the customer contracts and associated rights of NewChannel, Inc., a Silicon Valley based provider of proactive online sales services. We have also entered into selected strategic alliances with third-party developers to provide complementary software services to existing clients, and may enter into additional alliances in the future. We have no present plans or commitments with respect to any strategic alliances or acquisitions and we are not currently engaged in any material negotiations with respect to these opportunities.

        Expanding our International Presence.    We have translated the user interface for the LivePerson services into eighteen languages, including Dutch, French, German, Italian, Portuguese, Spanish and Swedish. We are expanding our international presence to better penetrate these markets through reseller relationships in the United Kingdom, China, South Korea, Denmark and the Netherlands and are evaluating strategies to implement further international expansion.

The LivePerson Services

LivePerson Service Edition

        LivePerson Service Edition is LivePerson's click-to-chat application. Our clients use this live chat solution to provide instant support to their customers and prospects during critical stages of online processes. With LivePerson Service Edition, clients place a LivePerson-branded or custom-created "live help" icon on their Web site allowing a customer browsing a client's Web site to simply click on the icon and launch a LivePerson dialogue window. A customer service or sales agent then prompts the user with an offer of assistance, commencing a real-time text-based interaction.

        LivePerson provides customer support professionals with the necessary tools to run and manage a successful online customer support team. With preformatted responses, multiple chat capabilities and an advanced reporting system, LivePerson increases operator efficiency, reduces overall customer support costs and increases customer loyalty and satisfaction.

LivePerson Sales Edition

        LivePerson Sales Edition is based on an advanced rule-based engine technology, enabling our clients to offer personalized interaction. As part of this offering, we also employ Predictive Dialer technology, enabling telemarketing call centers to optimize their agents' performance. Our business-insight group offers advanced analysis and data mining services assisting our clients in analyzing and growing their online sales.

        For increased security, we use advanced firewall architecture. We also enable our clients to encrypt their sensitive data using industry standard encryption algorithms.

LivePerson Pro

        LivePerson Pro, LivePerson's basic sales and customer service interaction tool for small- and medium-sized businesses, allows small customer service and sales operations to receive the benefits of live chat at an affordable price. LivePerson Pro contains similar features to LivePerson Service Edition, but excludes certain features, such as automatic call distribution and operations reports, designed for support teams that handle thousands of incoming chats each day.

LivePerson MultiCARE

        LivePerson's MultiCARE solution integrates a FAQ service with email and document management. These services enhance online sales and service efforts by offering Internet users a self-help option, which is especially useful for those customers with routine inquiries. MultiCARE is a self-learning knowledge-base that uses a natural language processing engine to answer customer questions. Customers can also submit inquiries through the message management system or download a product document, brochure or application with the searchable document library, all from one common interface. MultiCARE is a tool that constantly evolves with use. It assists customers while "learning" how to answer questions faster and more efficiently by tracking success, relevancy and failure of searches.

        MultiCARE helps clients reduce customer attrition by making information and help readily available online—24 hours a day, reduce customer interaction costs with self-service help for common questions, keeping support teams available for critical issues, and increase customer satisfaction and loyalty with high-value customers by providing quick resolutions to their questions and concerns.

Clients

        Our client base includes dedicated Internet companies, Fortune 1000 companies and other companies with established commercial Web sites. Our service benefits companies of all sizes doing business on the Internet. We continue to focus primarily on financial services companies, software providers, telecommunication service providers, internal corporate call centers and small businesses as our key target markets.

        The following is a representative list of our clients among those generating at least $10,000 in revenue during 2002:

American Airlines Credit Union American Power Conversion Ameritrade Bell Canada Bell South Computer Associates EarthLink eBay	eHealthInsurance Federated Department Stores Ford Motor Company Godiva Chocolatier IndyMac Bank Kinko's Maersk Sealand Microsoft	Neiman Marcus ProPay QVC Sierra Trading Post VeriSign Wall Street Access

Sales, Client Support and Marketing

        Sales.    LivePerson sells its products primarily via telephone, the LivePerson chat services or direct automated download from the Internet. Due to the relatively low start-up costs of the LivePerson services, experience has shown that purchase approval frequently comes from customer service, sales or marketing managers, and requires little or no involvement on the part of a client's information technology staff. LivePerson sells its services mainly through a direct sales organization that targets companies—primarily financial services companies, software providers, telecommunications service providers, internal corporate call centers and small businesses—seeking to improve customer relations and increase sales and lead generation online. Additionally, potential clients contact LivePerson as a result of trade show exhibits, press releases, news articles, online and offline advertising campaigns or visits to our Web site. Sales agents demonstrate the LivePerson services online and, for larger accounts, provide in-person service demonstrations.

        LivePerson has also begun to enter into contractual arrangements that complement our direct sales force. These arrangements primarily include sales partner organizations and individuals in key markets who receive compensation through a commission-based plan. Revenue from these partnerships is not material.

        Client Support.    The LivePerson professional services group provides support to major clients throughout the launch of the LivePerson application and continues to manage that relationship over time. Each client has access to help desk services, while larger clients also have access to an account manager for assistance with service questions.

        The following steps are required to launch a new LivePerson client:

  •
  Account Set-Up.    LivePerson creates operator names and passwords for clients.

  •
  Site Set-Up.    Clients place a simple HTML link and/or monitoring tag on specific Web site pages.

  •
  Training.    LivePerson provides onsite or telephone-based training of operators and administrators, if necessary.

        Set-up and training can generally be accomplished within the same day. LivePerson also maintains a 24-hour per day/seven-day per week help desk to assist clients with any technical concerns or issues.

        Marketing.    The LivePerson marketing strategy focuses on building brand awareness of LivePerson as a provider of real-time sales and customer service technology for companies conducting business on the Internet. Marketing is targeted primarily toward financial services companies, software providers, telecommunications service providers, internal corporate call centers and small businesses. Marketing efforts consist primarily of direct communication efforts to potential and existing users through interactive email and real-time chat, as well as channel support through newsletters and trade publications.

        The LivePerson marketing strategy also includes public relations efforts through which LivePerson participates in interviews with the media and industry analysts and that often results in published articles. Other initiatives include speaking engagements and byline articles featuring our executives. LivePerson also develops potential sales relationships through the use of case studies featuring the successes of our existing client relationships.

Competition

        The market for real-time sales and customer service technology is new and intensely competitive. Relatively few substantial barriers to entry in this market exist, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage scalable network architecture. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user's request.

        LivePerson competes directly with companies focused on technology that facilitates real-time sales and customer service interaction. The click-to-chat application market remains fairly saturated with small companies that compete mainly on price. LivePerson faces significant competition from two customer service enterprise software providers: KANA Software, Inc. and Right Now Technologies, Inc. The current competition within the proactive sales market is minimal. The most significant barriers to entry in this market are knowledge of:

  •
  online consumer purchasing habits

  •
  how to correctly engage customers

  •
  metrics proving return on investment

  •
  recent technology innovations

        Many of LivePerson's competitors that offer CRM applications offer a broader range of customer relationship management products and services than we currently offer. LivePerson's core business may be disadvantaged or harmed if companies doing business on the Internet choose sales and customer service technology from other service providers.

        LivePerson also faces competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies may also begin to leverage their existing relationships and capabilities to offer real-time sales and customer service applications.

        Finally, LivePerson competes with clients and potential clients that choose to provide a real-time sales and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

        LivePerson believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. When compared to LivePerson, some of our larger current and potential competitors have:

  •
  longer operating histories;

  •
  greater brand recognition;

  •
  more diversified lines of products and services; and

  •
  greater financial, marketing and other resources.

        Some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

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

Technology

        Three key technological features distinguish the LivePerson services:

  •
  All of our customers share the same servers, databases, and network connections. We are therefore able to accommodate our expanding customer base and increasing system usage in a very cost-effective manner. Our primary servers are hosted in a fully secured third-party server center in the United States and are supported by a backup server facility located offsite in the United States.

  •
  Our network, hardware and software are designed to accommodate our clients' demand for secure, high-quality 24-hours per day/seven-days per week service.

  •
  As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to immediately provide these benefits simultaneously to our entire client base. In addition, it allows us to maintain a relatively short development and implementation cycle.

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

        Our software design is also based on open standards. These standard protocols facilitate integration with our clients' legacy and third-party systems, and include:

  •
  Java

  •
  XML (Extensible Mark-up Language)

  •
  HTML (Hypertext Mark-up Language)

  •
  SQL (Structured Query Language)

  •
  HTTP (Hypertext Transfer Protocol)

        Network Architecture.    The software underlying our services is integrated with a scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a third-party server center with redundant network connections, servers and other infrastructure, ensuring high availability and up-time. We also maintain a backup server infrastructure at a remote location for effective disaster recovery.

Government Regulation

        We are subject to federal, state and local regulation, including laws and regulations applicable to access to or commerce over the Internet. Due to the increasing popularity and use of the Internet and various other online services, it is likely that a number of new laws and regulations will be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might also impair the growth of Internet use, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as intellectual property, taxation and personal privacy is uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

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

Intellectual Property and Proprietary Rights

        We rely upon a combination of patent, copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have one U.S. patent issued to us. To the extent that the invention described in our U.S. patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. In addition, we currently have two U.S. trademarks—"LivePerson Give Your Site A Pulse" and "HumanClick"—registered on the U.S. Patent and Trademark Office primary register. We currently have one U.S. trademark—"LivePerson"—registered on the U.S. Patent and Trademark Office supplemental register.

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

Employees

        As of March 15, 2003, we had 64 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Web Site Access to Reports

        We make available, free of charge, on our Web site (www.liveperson.com) our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practical, after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        We currently lease approximately 7,000 square feet at our headquarters location in New York City, through October 2004.

        Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Moshav Bnei Zion, Israel of approximately 3,600 square feet, under leases expiring in February 2004.

ITEM 3. LEGAL PROCEEDINGS

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

        Although we intend to defend vigorously the matter described above, and believe that we have provided adequate reserves in connection with the claim, we cannot assure you that our defense will be successful and, if it is not, that our ultimate liability in connection with the claim will not exceed our reserves or have a material adverse effect on our business, results of operations, financial condition, or cash flows.

        On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against us in the Supreme Court of the State of New York, New York County. The complaint alleged that LivePerson was in default of an operating lease for computer equipment. In December 2002, the matter was settled and we paid Compaq approximately $2.1 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Our common stock was quoted on the Nasdaq National Market under the symbol "LPSN" from our initial public offering on April 7, 2000 until May 28, 2002, and on the Nasdaq SmallCap Market under the same symbol since that time. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the range of high and low bid information (in dollars per share) of our common stock as quoted on the Nasdaq National Market or the Nasdaq SmallCap Market:

	High	Low
Year ended December 31, 2001:
First Quarter	$1.75	$0.25
Second Quarter	$0.55	$0.20
Third Quarter	$0.36	$0.07
Fourth Quarter	$0.43	$0.10
Year ended December 31, 2002:
First Quarter	$0.81	$0.29
Second Quarter	$0.98	$0.33
Third Quarter	$0.82	$0.33
Fourth Quarter	$0.94	$0.51

HOLDERS

        As of March 15, 2003, there were approximately 238 holders of record of our common stock.

DIVIDEND POLICY

        We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        On December 11, 2002, we issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant may only be exercised for shares which are vested, according to the following schedule: 12,500 shares will vest on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant's five-year term, but shares will cease to vest if Genesis Select no longer provides services to LivePerson. Genesis Select has the option to pay some or all of the purchase price upon exercise of the warrant by canceling a portion of the warrant. The issuance of the warrant was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

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

Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of December 31, 2002, we have used approximately $20.1 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3) (c)
Equity compensation plans approved by stockholders(1)	7,828,334	$1.23	4,556,621
Equity compensation plans not approved by stockholders(2)	150,000	$0.69	—
Total	7,978,334	$1.22	4,556,621

(1)
Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)
On December 11, 2002, we issued a warrant to purchase 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. Our stockholders did not approve the issuance of the warrant.
(3)
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2000, 1999 and 1998 and the related statements of operations for the years ended December 31, 1999 and 1998 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Service revenue	$8,234	$7,806	$6,279	$576	$1
Programming revenue	—	—	—	39	378

Total revenue	8,234	7,806	6,279	615	379

Operating expenses:
Cost of revenue, exclusive of $0, $(193), $1,109, $198 and $0 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, reported below as non-cash compensation expense	1,604	6,740	7,888	856	70
Product development, exclusive of $0, $(181), $1,476, $566 and $0 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, reported below as non-cash compensation expense	1,283	3,509	8,209	1,637	93
Sales and marketing, exclusive of $0, $376, $4,822, $577 and $0 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, reported below as non-cash compensation expense	2,177	5,089	14,529	3,987	33
General and administrative, exclusive of $365, $675, $5,838, $1,338 and $25 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively, reported below as non-cash compensation expense	2,811	5,694	6,994	1,706	178
Amortization of goodwill and other intangibles	357	2,975	619	—	—
Non-cash compensation expense, net	365	677	13,245	2,679	25
Non-cash compensation credit related to restructuring, net	—	(1,720)	—	—	—
Restructuring and impairment charges	1,186	12,740	—	—	—

Total operating expenses	9,783	35,704	51,484	10,865	399

Loss from operations	(1,549)	(27,898)	(45,205)	(10,250)	(20)

Other income (expense):
Other income	—	109	65	—	—
Interest income	126	538	1,839	474	—
Interest expense	(10)	(10)	(33)	(1)	—

Total other income, net	116	637	1,871	473	—

Loss before cumulative effect of accounting change	(1,433)	(27,261)	(43,334)	(9,777)	(20)
Cumulative effect of accounting change	(5,338)	—	—	—	—

Net loss	(6,771)	(27,261)	(43.334)	(9,777)	(20)
Non-cash preferred stock dividend	—	—	(18,000)	—	—

Net loss attributable to common stockholders	$(6,771)	$(27,261)	$(61,334)	$(9,777)	$(20)

Basic and diluted net loss per common share:
Loss before cumulative effect of accounting change	$(0.04)	$(0.80)	$(2.50)	$(1.38)	$(0.00)
Cumulative effect of accounting change	(0.16)	—	—	—	—

Net loss	$(0.20)	$(0.80)	$(2.50)	$(1.38)	$(0.00)

Weighted average basic and diluted shares outstanding	34,028,702	33,987,895	24,535,078	7,092,000	7,092,000

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,004	$10,136	$20,449	$14,944	$107
Working capital (deficit)	6,137	7,878	20,280	13,380	(30)
Total assets	10,837	17,627	47,000	19,570	142
Redeemable convertible preferred stock	—	—	—	18,990	—
Total stockholders' equity (deficit)	7,888	14,271	42,775	(2,046)	(30)

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

Subsequent Events

        On January 22, 2003, we were notified by The Nasdaq Stock Market, Inc. that we had regained compliance as of that date with Nasdaq's minimum bid requirement for the Nasdaq SmallCap Market.

        At the Special Meeting of Stockholders of LivePerson held on January 23, 2003, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to authority granted by these proposals, our Board of Directors will have the discretion, at any time on or prior to May 30, 2003, to decide which reverse split proposal to implement, or not to effect a reverse split at all. As set forth in the proxy statement delivered to stockholders in connection with the Special Meeting, the principal purpose of each reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq. We do not currently intend to effect a reverse split unless required to do so in order to keep our shares of Common Stock quoted on the Nasdaq SmallCap Market; however, there can be no assurance that we will not need to or choose to effect a reverse stock split in the future.

        We received a letter, dated March 18, 2003, from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required for continued inclusion in the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(8)(D) (the "Rule"). The letter stated that we have until September 15, 2003 to demonstrate compliance with the Rule and that, if we are not in compliance by that date, Nasdaq will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A). This rule states that "[f]or initial inclusion, the issuer shall have (i) stockholders' equity of $5 million; (ii) market capitalization of $50 million...; or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years."

        If we meet the initial listing criteria on September 15, 2003, we will be afforded an additional 180 calendar day grace period to demonstrate compliance with the minimum $1.00 per share bid price requirement. Further, if we have not been deemed in compliance within the second 180 day compliance period, we may be afforded an additional 90 day compliance period, provided we meet the initial listing criteria for The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A). Otherwise, Nasdaq will provide written notification to us that our common stock will be delisted from the Nasdaq SmallCap Market. If such an event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel.

Critical Accounting Policies and Estimates

  General

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

        The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

  Revenue Recognition

        The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. We charge a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee.

        The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of a client relationship. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $12,000, $286,000 and $0 in 2002, 2001 and 2000, respectively, of set-up fees due to client attrition.

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

  Accounts Receivable

        Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers' financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer's credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2002, 2001 or 2000. One customer accounted for approximately 16% of accounts receivable as of December 31, 2002.

  Impairment of Long-Lived Assets

        Prior to January 1, 2002, we accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets, including fixed assets and goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The assessment of the recoverability of long-lived assets, including fixed assets and goodwill, will be impacted if estimated future operating cash flows are not achieved.

        In August 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

        We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our future financial statements.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with the standard, the Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

  Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which supersedes FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 as of December 31, 2002 and are currently evaluating the recognition and measurement provisions of the standard and have not yet determined the effect, if any, on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

Overview

        LivePerson, a customer relationship management (CRM) application service provider (ASP), delivers real-time sales, marketing and customer service solutions for companies that conduct business online. We offer our proprietary real-time interaction technology as outsourced services. We currently generate revenue from the sale of our LivePerson services, which enable our clients to communicate directly with Internet users via text-based chat, and to a lesser extent from related professional services. With the LivePerson chat services, our clients can respond to Internet user inquiries in real-time, and can thereby enhance their Internet users' online shopping experience.

        We were incorporated in the State of Delaware in November 1995 and the initial LivePerson service was introduced in November 1998.

        On May 28, 2002, our common stock commenced trading on the Nasdaq SmallCap Market, following approval by The Nasdaq Stock Market, Inc. of our May 14, 2002 application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

        In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. As of December 31, 2002, we have incurred total acquisition costs of approximately $1.3 million, including the initial purchase price payment of $600,000 to NewChannel. We expect the total cost of the transaction to be less than $1.4 million. The total acquisition cost has been allocated to customer contracts and is being amortized ratably over a period of 18 months, representing our current estimate of the expected term of the client relationships. The net amount is included in Other intangibles, net on our December 31, 2002 consolidated balance sheet.

  Revenue

        With respect to LivePerson's services, our clients pay us a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated expected term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the years ended December 31, 2002, 2001 and 2000 accounted for 97%, 90% and 85%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a decreasing percentage of total revenue over time. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of training provided to customers. Given the time required to schedule training for our clients' operators and our clients' resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

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

  •
  allocated occupancy costs and related overhead; and

  •
  the cost of supporting our primary and backup infrastructure, including expenses related to leasing space and connectivity for our services, third-party network monitoring and depreciation of certain hardware and software.

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

        In 2001, we increased our allowance for doubtful accounts to approximately $1.5 million from $577,000 at December 31, 2000, principally due to an increase in accounts receivable and deteriorating aging due to slower collections. A significant portion of this increase was due to overdue accounts receivable balances from our Internet-related clients with limited operating histories, many of which began to face difficult market conditions in the prior year, and, in particular, during the nine months ended September 30, 2001. During 2001, we wrote off approximately $1.3 million of previously reserved accounts, leaving an allowance of $160,000 at December 31, 2001. We base our allowance for doubtful accounts on specifically identified doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

        We did not increase our allowance for doubtful accounts in the three months ended December 31, 2001 or the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved beginning in the fourth quarter of 2001, due primarily to the significantly larger percentage of our total outstanding accounts receivable being comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card, which transfers the collection risk to the credit card provider.

  Non-cash Compensation Expense

        During May 1999, we issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to ShopNow.com Inc. (now known as Network Commerce Inc.), a client, in connection with an agreement to provide the LivePerson services to Network Commerce for two years. We were to receive subscription revenue from Network Commerce over the two-year period based on the number of LivePerson Chat operator access accounts the client was using. As discussed below, the option was amended in February 2000. The original terms of the option provided that it would vest on or before May 2001, if revenue generated by Network Commerce met certain targets. We granted the option as an incentive for entering into a two-year service agreement with us, at a point in time when the LivePerson services were new and their viability was unknown. The option had no minimum revenue guarantee, and was exercisable for a period of three years from the date of grant. We accounted for this option in accordance with EITF Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF No. 96-18, we valued the option at each balance sheet date using a Black-Scholes pricing model as of each balance sheet date. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was then ratably amortized over the two-year service agreement, as we believed that the achievement of the revenue targets was probable.

        In February 2000, we amended the option agreement. Under the amendment, the option became fully vested and immediately exercisable, and Network Commerce exercised the option in May 2000. Network Commerce agreed, however, that it could not sell the underlying common stock until the earlier of five years or, if certain revenue criteria were met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014,000, which was being amortized ratably over the remaining service period of approximately fifteen months because the vesting of the option did not affect our obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014,000 reduced the revenue we recognized from Network Commerce with any excess amortization recorded on a quarterly basis as sales and marketing expense, which was reflected as a non-cash compensation expense in our statement of operations. We amortized $723,000 of the deferred costs during the year ended December 31, 2000, of which $59,000 was offset against the $59,000 of revenue recognized from Network Commerce. The remaining $664,000 of sales and marketing expense was included in non-cash compensation expense in our 2000 statement of operations.

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

        During 2000 and 1999, we granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the years ended December 31, 2000 and 1999, we recorded deferred compensation of approximately $18.2 million and $6.2 million, respectively, in connection with the options granted at below the deemed fair value. The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against additional paid-in capital in connection with the forfeiture of those options granted at below the deemed fair value, and associated with employees who left LivePerson during the year ended December 31, 2000, was approximately $5.4 million. In 2000, we also recorded $272,000 of deferred compensation relating to the intrinsic value of unvested options assumed by us in connection with the HumanClick acquisition. These amounts were presented as deferred compensation in our 2000 consolidated financial statements and were amortized over the vesting period of the applicable options.

        The net non-cash compensation amounts for the years ended December 31, 2002, 2001 and 2000 consist of:

	2002	2001	2000
	(in thousands)
May 1999 option granted to a client (discussed above)	$—	$237	$664
Amortization	365	833	13,938
Acceleration of deferred compensation charges related to certain employee terminations	—	616	666
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	—	(1,009)	(2,023)

Total	$365	$677	$13,245

        The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital was approximately $34,000 for the year ended December 31, 2002, and represents the forfeiture of options associated with employees who voluntarily left LivePerson during 2002. The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital for the year ended December 31, 2001 was approximately $2.9 million. This amount represents the forfeiture of options associated with LivePerson's employees whose employment was terminated as part of our restructuring initiatives.

        The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001 (see note 6 to our consolidated financial statements).

        Excluding the net non-cash compensation credit of approximately $1.7 million related to our restructuring initiatives in the first quarter of 2001, the net non-cash compensation charge of $677,000 for the year ended December 31, 2001, includes $237,000 related to the May 1999 option granted to Network Commerce (discussed above), $833,000 of amortization expense and $616,000 of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and approximately $1.0 million of credits due to forfeiture in connection with the termination of the employment of certain employees.

Restructuring

        In the first quarter of 2001, following a review of our business in connection with our acquisition of the private Israeli company HumanClick Ltd. in October 2000, we commenced restructuring initiatives to streamline our operations, including the consolidation of our two San Francisco Bay area offices. The restructuring resulted in a reduction of our workforce by approximately 90 people as of the end of the first quarter of 2001. In the first quarter of 2001, we recorded a charge of approximately $3.4 million for severance and other expenses related to the restructuring. In the third quarter of 2001, in a continued effort to streamline our operations, we initiated additional restructuring initiatives and recorded a charge of approximately $9.3 million. These initiatives resulted in the elimination of redundant staff positions, and the decision to relocate our principal executive offices, which included the termination of an office space lease (and the entering into of a new three-year lease that commenced in November 2001). The restructuring resulted in a reduction of our workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. For the year ended December 31, 2001, we recorded net charges of approximately $12.7 million for our various restructuring initiatives.

        In connection with our third quarter 2001 restructuring initiatives, we consolidated all of our clients onto a single software application platform and network. The new platform provided our customers with a more dependable product and reduced our cost of providing these services. Our network is hosted by a third-party provider of secure server hosting services located in the United States. While the cost of providing our services as a result of these initiatives has decreased, we are dependent on our third-party server hosting provider for redundant network connections, server maintenance and general security. We have not experienced any material product instability or operational consequences since the implementation of these initiatives. We have also consolidated our product development, help desk and online sales personnel in our Israel office. As a result, the political, economic or military conditions affecting Israel could have a material adverse effect on our operations in Israel or our business.

        In the fourth quarter of 2002, in accordance with EITF 94-3, we incurred an additional restructuring charge related to our 2001 restructuring initiatives. This $1.2 million charge primarily related to the unfavorable settlement of a previously disclosed legal proceeding in excess of the provision initially provided for by management in connection with its original restructuring plan. The legal proceeding was the result of the termination of an operating lease for computer equipment that supported our application platform prior to the consolidation of all clients onto a single application platform in the third quarter of 2001 (see Item 3—"Legal Proceedings").

Results of Operations

        Due to our acquisition of the NewChannel customer contracts and associated rights in July 2002, our acquisition of HumanClick in October 2000, our significant restructuring initiatives during 2001 and our limited operating history, we believe that comparisons of our 2002, 2001 and 2000 operating results with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2002 and 2001

        Revenue.    Total revenue increased to $8.2 million for the year ended December 31, 2002, from $7.8 million for the year ended December 31, 2001. This increase was due primarily to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and, to a lesser extent, to the introduction of a new range of services and increased market acceptance of our services. Revenue in 2002 and 2001 included the recognition of $12,000 and $286,000, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

        Cost of Revenue.    Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue decreased to $1.6 million in 2002, from $6.7 million in 2001. This decrease was primarily attributable to reduced spending requirements associated with supporting our infrastructure as a result of our 2001 restructuring initiatives, including the consolidation of our clients onto a single customer application platform and the cancellation of operating leases for certain computer equipment in the third quarter of 2001. The decrease is also attributable, to a lesser extent, to reduced allocated occupancy costs and related overhead.

        Product Development.    Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs decreased to $1.3 million in 2002, from $3.5 million in 2001. This decrease was primarily attributable to a decrease in outsourced labor costs and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements in 2002, including relocating software development activities to our Israel office in the third quarter of 2001.

        Sales and Marketing.    Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses decreased to $2.2 million in 2002, from $5.1 million in 2001. This decrease was primarily attributable to reduced print advertising expense and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

        General and Administrative.    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses decreased to $2.8 million in 2002, from $5.7 million in 2001. This decrease was primarily attributable to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including the termination of our office lease agreement for our former principal executive offices in the third quarter of 2001.

        Amortization of Goodwill and Other Intangibles.    Amortization expense was $357,000 in the year ended December 31, 2002 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002. Amortization expense was $3.0 million in the year ended December 31, 2001 and relates to goodwill recorded as a result of our acquisition of HumanClick in October 2000. For the year ended December 31, 2002, we did not record any amortization expense related to the goodwill recorded as a result of our acquisition of HumanClick. The decrease in amortization expense in the year ended December 31, 2002 as compared to the comparable period in 2001 is attributable to an accounting change related to the adoption of SFAS No. 142, described under the caption "Cumulative Effect of Accounting Change" below.

        Non-Cash Compensation Expense, Net.    Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation has been amortized over the vesting period of the individual options. In 2002, we recorded non-cash compensation expense of $365,000, a decrease from $677,000 in 2001. This decrease is due primarily to the forfeiture of employee stock options, and associated deferred stock based compensation, associated with employees who were terminated as a result of our 2001 restructuring initiatives. The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001.

        Other Income.    Interest income was $126,000 and $538,000 in 2002 and 2001, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Interest expense was $10,000 and $10,000 in 2002 and 2001, respectively. (See "Part II. Item 5. Market For Registrant's Common Equity and Related Stockholder Matters—Use of Proceeds from Initial Public Offering.") Other income was $0 and $109,000 in 2002 and 2001, respectively, and consists primarily of amortization of deferred gain on the sale-leaseback of certain computer equipment which was terminated as a result of our third quarter 2001 restructuring initiatives.

        Cumulative Effect of Accounting Change.    On January 1, 2002, we were required to adopt the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

        The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and we determined that there was an impairment of the carrying value of goodwill. As part of this analysis, we determined that LivePerson continued to operate in one operating segment and that we do not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of our fair value as a whole and of our individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of our carrying value under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121, among other items.

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

        Net Loss.    Our net loss decreased to $6.8 million in 2002, from $27.3 million in 2001. The net loss for 2002 includes the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above, partially offset by the fact that we did not record any amortization of goodwill related to our acquisition of HumanClick in 2002. In comparison, we recorded approximately $3.0 million of goodwill amortization in 2001.

Comparison of Fiscal Years Ended December 31, 2001 and 2000

        Revenue.    Total revenue increased to $7.8 million for the year ended December 31, 2001, from $6.3 million for the year ended December 31, 2000. This increase was due primarily to the introduction of a new range of services, increased online marketing efforts of the LivePerson services and increased market acceptance of our services. Revenue in 2001 and 2000 included the recognition of $286,000 and $0, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot assure you that we will achieve similar growth, if any, in future periods.

        Cost of Revenue.    Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue decreased to $6.7 million in 2001, from $7.9 million in 2000. This decrease was primarily attributable to reduced spending requirements associated with supporting our infrastructure as a result of our 2001 restructuring initiatives, including the consolidation of our clients onto a single customer application platform and the cancellation of operating leases for certain computer equipment in the third quarter of 2001. The decrease is also attributable, to a lesser extent, to reduced allocated occupancy costs and related overhead.

        Product Development.    Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs decreased to $3.5 million in 2001, from $8.2 million in 2000. This decrease was primarily attributable to a decrease in outsourced labor costs and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including relocating our software development to our Israel office in the third quarter of 2001.

        Sales and Marketing.    Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and, to a lesser extent, trade show exhibit expenses. Sales and marketing expenses decreased to $5.1 million in 2001, from $14.5 million in 2000. This decrease was primarily attributable to reduced print advertising expense and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements.

        General and Administrative.    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses decreased to $5.7 million in 2001, from $7.0 million in 2000. This decrease was primarily attributable to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including the termination of our office lease agreement for our former principal executive offices in the third quarter of 2001, offset by an increase in our allowance for doubtful accounts.

        Amortization of Goodwill and Other Intangibles.    Amortization expense relates to goodwill and other intangibles recorded as a result of our acquisition of HumanClick in October 2000. We recorded amortization expense of $3.0 million in 2001, an increase from expense of $619,000 in 2000.

        Non-Cash Compensation Expense, Net.    Non-cash compensation expenses consist primarily of amortization of deferred stock-based compensation in 2001 and 2000. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation was amortized over the vesting period of the individual options. In 2001, we recorded non-cash compensation expense of $677,000, a decrease from $13.2 million in 2000. This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in 2001, in the amount of approximately $1.0 million. The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001.

        Other Income.    Interest income was $538,000 and $1.8 million in 2001 and 2000, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Interest expense was $10,000 and $33,000 in 2001 and 2000, respectively. (See "Part II. Item 5. Market For Registrant's Common Equity and Related Stockholder Matters—Use of Proceeds from Initial Public Offering.") Other income was $109,000 and $65,000 in 2001 and 2000, respectively, and consists primarily of amortization of deferred gain on the sale-leaseback of certain computer equipment which was terminated as a result of our third quarter 2001 restructuring initiatives.

        Net Loss.    Our net loss decreased to $27.3 million in 2001, from $43.3 million in 2000.

Unaudited Quarterly Results of Operations

        The following table sets forth, for the periods indicated, our financial information for the eight most recent quarters ended December 31, 2002. In our opinion, this unaudited information has been prepared on a basis consistent with our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Quarter Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(in thousands, except share and per share data)
Revenue	$2,374	$2,161	$1,873	$1,826	$1,789	$1,734	$1,915	$2,368

Operating expenses:
Cost of revenue	467	480	318	338	328	1,586	2,144	2,682
Product development	403	303	281	296	509	865	883	1,252
Sales and marketing	519	600	493	564	662	1,133	1,178	2,116
General and administrative	731	660	750	671	662	1,464	1,626	1,942
Amortization of goodwill and other intangibles	232	125	—	—	745	745	743	742
Non-cash compensation expense, net	100	47	116	102	108	526	(332)	375
Non-cash compensation credit related to restructuring, net	—	—	—	—	—	—	—	(1,720)
Restructuring and impairment charges	1,186	—	—	—	—	9,232	117	3,391

Total operating expenses	3,638	2,215	1,958	1,971	3,014	15,551	6,359	10,780

Loss from operations	(1,264)	(54)	(85)	(145)	(1,225)	(13,817)	(4,444)	(8,412)

Other income (expense), net:
Other income	—	—	—	—	—	43	61	5
Interest income	28	26	34	37	61	118	124	235
Interest expense	(10)	—	—	—	(3)	—	—	(7)

Total other income, net	18	26	34	37	58	161	185	233

Loss before cumulative effect of accounting change	(1,246)	(28)	(51)	(108)	(1,167)	(13,656)	(4,259)	(8,179)
Cumulative effect of accounting change	—	—	—	(5,338)	—	—	—	—

Net loss	$(1,246)	$(28)	$(51)	$(5,446)	$(1,167)	$(13,656)	$(4,259)	$(8,179)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.04)	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.40)	$(0.13)	$(0.24)
Cumulative effect of accounting change	0.00	0.00	0.00	(0.16)	0.00	0.00	0.00	0.00

Net loss	$(0.04)	$(0.00)	$(0.00)	$(0.16)	$(0.03)	$(0.40)	$(0.13)	$(0.24)

Weighted average shares outstanding used in basic and diluted net loss per share calculation	34,058,569	34,046,504	34,029,588	34,003,610	34,003,610	34,003,501	33,992,277	33,951,476

        Our revenue from the LivePerson services increased in each of the last five quarters, from $1.7 million to $2.4 million, after decreasing in each of the previous two quarters. The increase is due primarily to increased market acceptance of our services by businesses with more established and proven operating histories and to the acquisition of the NewChannel customer contracts and associated rights in July 2002. The quarterly revenue declines in the second and third quarters of 2001 were primarily attributable to client attrition from our Internet-related customers with limited operating histories (many of which began to face difficult business conditions in the first three quarters of 2001), and, to a lesser extent, to fewer new clients due to the reduction in our sales force as a result of our 2001 restructuring initiatives. We cannot assure you that we will experience any future revenue growth.

        Our cost of revenue remained relatively flat in the last quarter of the fiscal year ended December 31, 2002 after increasing in the previous quarter to $480,000 from $318,000. The increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights, as well as increased usage from existing clients. Our cost of revenue had decreased in each of the four quarters of 2001, from $2.7 million to $328,000. This decrease is attributable to reduced spending requirements, including the cancellation of operating leases for certain computer equipment that supported our infrastructure, the consolidation of our clients onto a single customer application platform commencing in the third quarter 2001, reduced headcount and lower allocated occupancy costs and related overhead, each, primarily, as a result of our 2001 restructuring initiatives.

        Our product development costs have increased in each of the last two quarters after decreasing in each of the previous five quarters. The increase is primarily attributable to an increase in outsourced labor costs. The decrease in the previous five quarters from $1.3 million to $281,000 is primarily attributable to a decrease in outsourced labor costs and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including moving our software development activities to our Israel office and lower occupancy costs and related overhead.

        Our sales and marketing costs generally remained flat in each of the last two quarters of 2002 after increasing slightly from the second quarter of 2002. The slight increase is attributable to an increase in sales and marketing personnel as a result of the acquisition of the NewChannel customer contracts and associated rights. Our sales and marketing costs had decreased in each of the previous five quarters ended March 31, 2002 from $2.1 million to $564,000. This decrease is primarily attributable to reduced print advertising expense and to our 2001 restructuring initiatives, which resulted in fewer employees, streamlined operations and reduced spending requirements, including lower allocated occupancy costs and related overhead.

        General and administrative costs have remained relatively flat in each of the last five quarters after decreasing in each of the previous three quarters from $1.9 million to $662,000. The decrease is principally due to our 2001 restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions and the decision to relocate our principal executive offices, which included the termination of an office space lease.

        Amortization of goodwill and other intangibles in 2001 is related entirely to our acquisition of HumanClick in October 2000. Effective January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the identification of reporting units and comparison of the reporting units' carrying value to their fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

        The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and the Company determined that there was an impairment of the carrying value of goodwill. As part of this analysis, management determined that the Company continued to operate in one operating segment and that it does not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of the fair value of the Company as a whole and of its individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of Company's carrying value under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

        Non-cash compensation expense has generally decreased or remained flat in each of the last eight quarters, from $375,000 to $100,000. This decrease is due primarily to the reversal of previously recognized amortization of deferred compensation due to the forfeitures of employee stock options associated with employees who voluntarily left LivePerson in 2001, and to a lesser extent in 2002, as well as employees whose employment was terminated as part of our restructuring initiatives during 2001, and, to a lesser extent, to a lower aggregate amount of amortization recognized because the number of our employees has decreased.

        Since our restructuring initiatives in 2001, we have experienced substantial decreases in our expenses. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single software platform and the decision to relocate our principal executive offices, which included the termination of an office space lease in the third quarter of 2001. Although our operating costs have decreased as a result of our 2001 restructuring initiatives, we do not anticipate further material cost reductions in the future. Annual revenue in 2002 grew at a substantially slower rate than in 2001 and 2000. We cannot assure you that we will experience any future revenue growth or that we will generate sufficient revenue to achieve profitability. Consequently, we believe that period-to-period comparisons of our operating results may not be meaningful, and as a result, you should not rely on them as an indication of future performance.

Liquidity And Capital Resources

        Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. In 2000 and 1999, we raised a total of $69.5 million in aggregate net proceeds. As of December 31, 2002, we had $8.0 million in cash and cash equivalents, a decrease of $2.1 million from December 31, 2001. This decrease is primarily attributable to the $1.4 million acquisition of the NewChannel customer contracts and associated rights in July 2002 and the $2.1 million payment related to the settlement of a previously disclosed legal proceeding, partially offset by net cash from operating activities during the year ended December 31, 2002 exclusive of the legal settlement of $2.1 million. We regularly invest excess funds in short-term money market funds, commercial paper, government securities, and short-term notes.

        Net cash used in operating activities was $738,000 in the year ended December 31, 2002 and consisted primarily of net operating losses and decreases in accounts payable and accrued expenses partially offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, an increase in deferred revenue. Net cash used in operating activities was $12.9 million in the year ended December 31, 2001 and consisted of net operating losses, non-cash items related to our restructuring initiatives, and a decrease in accounts receivable, accounts payable and deferred revenue, partially offset by an increase in accrued expenses due to our restructuring initiatives, and an increase in depreciation and amortization expenses.

        Net cash used in investing activities was $1.4 million in the year ended December 31, 2002 and was due primarily to the acquisition of the NewChannel customer contracts and associated rights, and to a lesser extent to the purchase of fixed assets. Net cash provided by investing activities was $2.6 million in the year ended December 31, 2001 and was primarily attributable to $4.2 million of restricted cash released pursuant to the cancellation of the lease of our former principal executive offices, which lease was terminated in September 2001.

        Net cash provided by financing activities was $24,000 in the year ended December 31, 2002 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options. Net cash provided by financing activities was $39,000 in the year ended December 31, 2001 and was primarily attributable to proceeds from the issuance of common stock in connection with the exercise of options.

        We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2002 and 2001 was approximately $378,000 and $2.7 million, respectively.

        In October 2001, pursuant to our decision to relocate our principal executive offices, we entered into a lease for office space at a location in New York City. The three-year lease term commenced in November 2001, with rent of approximately $195,000 in the first year, $201,000 in the second year and $207,000 in the final year.

        As of December 31, 2002, our principal commitments were approximately $656,000 under various operating leases, of which $356,000 is due in 2003. We do not currently expect that our principal commitments for the year ended December 31, 2003 will exceed $400,000 in the aggregate. Our capital expenditures are not currently expected to exceed $200,000 in 2003.

        We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. In addition, our annual revenue growth in 2002 was lower than in 2001, and our annual revenue growth in 2001 was lower than in 2000. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of approximately $105.2 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

        In the fourth quarter of 2002, in accordance with EITF 94-3, we incurred an additional restructuring charge related to our 2001 restructuring initiatives. This $1.2 million charge primarily related to the unfavorable settlement of a previously disclosed legal proceeding in excess of the provision initially provided for by management in connection with its original restructuring plan. The legal proceeding was the result of the termination of an operating lease for computer equipment that supported our application platform prior to the consolidation of all clients onto a single application platform in the third quarter of 2001 (see Item 3—"Legal Proceedings").

        As a result of the various restructuring initiatives, for the year ended December 31, 2002 and 2001, we recorded charges of approximately $1.2 million and $12.7 million, respectively, for expenses related to the restructuring and impairment, all of which are expected to be paid by the end of 2003. In addition, for the year ended December 31, 2001, we also recognized a net non-cash compensation credit in the amount of approximately $1.7 million associated with LivePerson employees who were terminated as part of our restructuring initiatives in the first quarter of 2001. The net non-cash compensation credit of $1.7 million for the year ended December 31, 2001 represents the reversal of $3.2 million of previously recognized amortization of deferred compensation related to employee stock options which did not vest due to the termination of their employment in connection with our restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1.5 million also in connection with the restructuring initiatives. Approximately $446,000 of the $1.5 million represents additional compensation related to the intrinsic value of options at the date of modification during 2001.

        Although we believe that we have provided adequate reserves in connection with our pending legal proceeding, we cannot assure you that the ultimate liability in connection with this matter will not exceed our reserve or have a material adverse effect on our business, results of operations, financial condition, or cash flows. See "Part I. Item 3. Legal Proceedings" for additional information.

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

        We must satisfy a number of requirements to maintain our listing on the Nasdaq SmallCap Market, including maintaining a minimum bid price for our common stock of $1.00 per share. A company fails to satisfy this requirement if its closing bid price remains below $1.00 per share for 30 consecutive trading days.

        On March 18, 2003, we received a letter from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required for continued inclusion in the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(8)(D) (the "Rule"). The letter stated that we have until September 15, 2003 to demonstrate compliance with the Rule and that, if we are not in compliance by that date, Nasdaq will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A). This rule states that "[f]or initial inclusion, the issuer shall have (i) stockholders' equity of $5 million; (ii) market capitalization of $50 million...; or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years."

        If we meet the initial listing criteria on September 15, 2003, we will be afforded an additional 180 calendar day grace period to demonstrate compliance with the minimum $1.00 per share bid price requirement. Further, if we have not been deemed in compliance within the second 180 day compliance period, we may be afforded an additional 90 day compliance period, provided we meet the initial listing criteria for The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A). Otherwise, Nasdaq will provide written notification to us that our common stock will be delisted from the Nasdaq SmallCap Market. If such an event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel.

        At the Special Meeting of Stockholders of LivePerson held on January 23, 2003, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to authority granted by these proposals, our Board of Directors will have the discretion, at any time on or prior to May 30, 2003, to decide which reverse split proposal to implement, or not to effect a reverse split at all. As set forth in the proxy statement delivered to stockholders in connection with the Special Meeting, the principal purpose of each reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq. We do not currently intend to effect a reverse split unless required to do so in order to keep our shares of Common Stock quoted on the Nasdaq SmallCap Market; however, there can be no assurance that we will not need to or choose to effect a reverse stock split in the future.

        If a delisting from the Nasdaq SmallCap Market were to occur, shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" maintained by Pink Sheets LLC, or on the OTC Bulletin Board owned by The Nasdaq Stock Market, Inc., which was established for securities that do not meet the Nasdaq listing requirements. The "pink sheets" and the OTC Bulletin Board are generally considered less efficient than the Nasdaq SmallCap Market. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and securities analysts' and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

        Such delisting from the Nasdaq SmallCap Market, or further declines in our stock price, could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

        In addition, if our common stock is not listed on the Nasdaq SmallCap Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds will not invest in low-priced securities (other than those which focus on small-capitalization companies or low-priced securities).

Risks Related to Our Business

        We have a limited operating history and expect to encounter difficulties faced by early stage companies in new and rapidly evolving markets.

        We have only a limited operating history providing the LivePerson services upon which to base an evaluation of our current business and future prospects. We began offering our services in November 1998 and we acquired HumanClick in October 2000 and the NewChannel customer contracts and associated rights in July 2002; accordingly, the revenue and income potential of our business and the related market are unproven. As a result of our limited operating history as an application service provider of real-time sales and customer service technology for companies doing business on the Internet, we have only four years of historical financial data relating to the LivePerson services upon which to forecast revenue and results of operations.

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

  •
  sell additional operator access accounts for LivePerson's chat services, which generate monthly fees, and other services to our existing clients;

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

        We have a history of losses, we had an accumulated deficit of $105.2 million as of December 31, 2002 and we may incur losses in the future.

        We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $9.8 million for the year ended December 31, 1999, $61.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001 and $6.8 million for the year ended December 31, 2002. We had total revenue of approximately $8.2 million, $7.8 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and less than $615,000 in the year ended December 31, 1999. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. As of December 31, 2002, our accumulated deficit was approximately $105.2 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

        We expect that a substantial majority of our revenue will come from the LivePerson chat services for the foreseeable future and if we are not successful in selling these services, our revenue will not increase and may decline.

        The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of our chat services. We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology. Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001 and each quarter of 2002. The slight increase in revenue in the third and fourth quarters of 2002 were primarily attributable the acquisition of the NewChannel customer contracts and associated rights. We cannot assure you that we will experience any revenue growth in the future. A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

  •
  our clients' business success;

  •
  our clients' demand for LivePerson Chat operator access accounts and our other services;

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

        Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

        We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; and 60 employees at December 31, 2002. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; and 14 employees at December 31, 2002. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

        Our business is dependent on a few key employees, including our chief executive officer, Robert P. Locascio.

        Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer. The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition. In addition, in 2000 and 2001, many members of our senior management team left LivePerson. Although we do not believe that changes in our senior management team have materially harmed our business, they have distracted us from other important tasks, and we cannot assure you that we will be able to successfully integrate newly-hired senior managers who will work together successfully with our existing management team.

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

        In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, during a portion of 2000 and 2001, we conducted operations in the United Kingdom. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

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

        We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as KANA Software, Inc. and RightNow Technologies, Inc., which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

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

        Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services. We currently have one U.S. patent issued to us relating to such technology and have not filed applications outside the U.S. It is possible that:

  •
  our issued patent or any patent issued in the future may not be broad enough to protect our intellectual property rights;

  •
  our issued patent or any patent issued in the future could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the invention claimed in the patent;

  •
  current and future competitors may independently develop similar technology, duplicate our service or design around any patent we may have; and

  •
  effective patent protection may not be available in every country in which we do business.

        Further, to the extent that the invention described in our U.S. patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret and trademark law, written agreements and common law to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. We currently have two U.S. trademarks—"LivePerson Give Your Site A Pulse" and "HumanClick"—registered on the U.S. Patent and Trademark Office primary register. We currently have one U.S. trademark—"LivePerson"—registered on the U.S. Patent and Trademark Office supplemental register. We do not have any trademarks registered outside the U.S., nor do we have any trademark applications pending outside the U.S. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

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

        Our product development staff, help desk and online sales personnel are located in Israel. As of December 31, 2002, we had 37 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel's relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 and 2003 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

        To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients' sites (including the LivePerson pop-up dialogue windows) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not achieve profitability and our business, results of operations and financial condition will suffer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

        Through December 31, 2002, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

        Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections began to improve in the fourth quarter of 2001, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

        We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

                      /s/ KPMG LLP

New York, New York
February 6, 2003

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,004	$10,136
Accounts receivable, less allowance for doubtful accounts of $70 and $160, in 2002 and 2001, respectively	607	620
Prepaid expenses and other current assets	299	389

Total current assets	8,910	11,145
Property and equipment, net	595	915
Goodwill, net	—	5,338
Other intangibles, net	1,014	—
Security deposits	124	122
Other assets	194	107

Total assets	$10,837	$17,627

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136	$592
Accrued expenses	1,837	2,115
Deferred revenue	800	560

Total current liabilities	2,773	3,267

Other liabilities	176	89
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 34,060,881 shares issued and outstanding at December 31, 2002; 33,983,381 shares shares issued and outstanding at December 31, 2001	34	34
Additional paid-in capital	113,061	113,071
Deferred compensation	—	(399)
Accumulated deficit	(105,199)	(98,428)
Accumulated other comprehensive loss	(8)	(7)

Total stockholders' equity	7,888	14,271

Total liabilities and stockholders' equity	$10,837	$17,627

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue	$8,234	$7,806	$6,279

Operating expenses:
Cost of revenue, exclusive of $0, $(193) and $1,109 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as non-cash compensation expense	1,604	6,740	7,888
Product development, exclusive of $0, $(181) and $1,476 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as non-cash compensation expense	1,283	3,509	8,209
Sales and marketing, exclusive of $0, $376 and $4,822 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as non-cash compensation expense	2,177	5,089	14,529
General and administrative, exclusive of $365, $675 and $5,838 for the years ended December 31, 2002, 2001 and 2000, respectively, reported below as non-cash compensation expense	2,811	5,694	6,994
Amortization of goodwill	—	2,975	619
Amortization of intangibles	357	—	—
Non-cash compensation expense, net	365	677	13,245
Non-cash compensation credit related to restructuring, net	—	(1,720)	—
Restructuring and impairment charges	1,186	12,740	—

Total operating expenses	9,783	35,704	51,484

Loss from operations	(1,549)	(27,898)	(45,205)

Other income (expense):
Other income	—	109	65
Interest income	126	538	1,839
Interest expense	(10)	(10)	(33)

Total other income, net	116	637	1,871

Loss before cumulative effect of accounting change	(1,433)	(27,261)	(43,334)
Cumulative effect of accounting change	(5,338)	—	—

Net loss	(6,771)	(27,261)	(43,334)
Non-cash preferred stock dividend	—	—	(18,000)

Net loss attributable to common stockholders	$(6,771)	$(27,261)	$(61,334)

Basic and diluted net loss per common share:
Loss before cumulative effect of accounting change	$(0.04)	$(0.80)	$(2.50)
Cumulative effect of accounting change	(0.16)	—	—

Net loss	$(0.20)	$(0.80)	$(2.50)

Weighted average shares outstanding used in basic and diluted net loss per common share calculation	34,028,702	33,987,895	24,535,078

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share data)

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock					Accumulated Other Comprehensive Loss
							Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1999	2,541,667	$3	1,142,857	$1	7,092,000	$7	$12,420	$(4,644)	$(9,833)	$—	$(2,046)
Offering costs in connection with Series D redeemable preferred stock	—	—	—	—	—	—	(79)	—	—	—	(79)
Non-cash preferred stock dividend	—	—	—	—	—	—	18,000	—	(18,000)	—	—
Issuance of common stock in connection with initial public offering, net of $3,899 in offering costs	—	—	—	—	4,000,000	4	28,097	—	—	—	28,101
Conversion of all outstanding convertible preferred stock in connection with initial public offering	(2,541,667)	(3)	(1,142,857)	(1)	17,962,273	18	36,976	—	—	—	36,990
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	595,984	1	833	—	—	—	834
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	25,951	—	51	—	—	—	51
Issuance of stock options to a client	—	—	—	—	—	—	534	—	—	—	534
Issuance of common stock and options in connection with HumanClick acquisition	—	—	—	—	4,238,405	4	9,139	—	—	—	9,143
Deferred stock based compensation, net of forfeitures	—	—	—	—	—	—	12,871	(12,871)	—	—	—
Deferred stock based compensation assumed in connection with HumanClick acquisition	—	—	—	—	—	—	272	(272)	—	—	—
Acceleration of employee stock options	—	—	—	—	—	—	666	—	—	—	666
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	—	11,915	—	—	11,915
Net loss	—	—	—	—	—	—	—	—	(43,334)	—	(43,334)

Balance at December 31, 2000	—	—	—	—	33,914,613	34	119,780	(5,872)	(71,167)	—	42,775
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	54,768	—	37	—	—	—	37
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	—	—	4,000	—	2	—	—	—	2
Issuance of common stock as settlement	—	—	—	—	10,000	—	5	—	—	—	5
Deferred stock based compensation, net of forfeitures	—	—	—	—	—	—	(7,369)	7,369	—	—	—
Acceleration of employee stock options	—	—	—	—	—	—	616	—	—	—	616
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	—	(176)	—	—	(176)
Net reversal of deferred compensation due to restructuring.	—	—	—	—	—	—	—	(1,720)	—	—	(1,720)
Net loss	—	—	—	—	—	—	—	—	(27,261)	—	(27,261)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(7)	(7)
Comprehensive loss											(27,268)

Balance at December 31, 2001	—	—	—	—	33,983,381	34	113,071	(399)	(98,428)	(7)	14,271
Issuance of common stock upon exercise of stock options	—	—	—	—	77,500	—	24	—	—	—	24
Deferred stock based compensation, net of forfeitures	—	—	—	—	—	—	(34)	34	—	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	—	—	365	—	—	365
Net loss	—	—	—	—	—	—	—	—	(6,771)	—	(6,771)
Foreign currency translation	—	—	—	—	—	—	—	—	—	(1)	(1)
Comprehensive loss											(6,772)

Balance at December 31, 2002	—	$—	—	$—	34,060,881	$34	$113,061	$—	$(105,199)	$(8)	$7,888

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(6,771)	$(27,261)	$(43,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	5,338	—	—
Non-cash compensation expense, net	365	677	13,304
Non-cash compensation credit related to restructuring, net	—	(1,720)	—
Non-cash portions of restructuring and impairment charges	—	9,459	—
Depreciation	366	2,348	2,316
Amortization of goodwill	—	2,975	619
Amortization of intangibles	357	—	—
Amortization of gain on sale-leaseback	—	(175)	(65)
Provision for doubtful accounts, net	—	860	527
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	13	(231)	(1,333)
Prepaid expenses and other current assets	90	281	327
Security deposits	(2)	(54)	419
Other assets	—	(107)	—
Accounts payable	(456)	(534)	(673)
Accrued expenses	(278)	669	287
Deferred revenue	240	(255)	730
Deferred rent	—	66	304
Other liabilities	—	89	—

Net cash used in operating activities	(738)	(12,913)	(26,572)

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(59)	(516)	(14,841)
Proceeds from sale of property and equipment	13	106	—
Proceeds from sale-leaseback of property and equipment	—	—	2,721
Purchases of marketable securities available-for-sale	—	—	(40,802)
Proceeds from sale of investment securities available-for-sale	—	1,000	39,802
Purchase of restricted cash related to leases	—	(2,225)	(2,000)
Proceeds from release of restricted cash	—	4,225	—
Acquisition of NewChannel customer contracts	(1,371)	—	—
Cash (paid) acquired in HumanClick acquisition	—	(22)	150

Net cash (used in) provided by investing activities	(1,417)	2,568	(14,970)

Cash flows from financing activities:
Net proceeds from issuance of common stock related to initial public offering	—	—	28,101
Net proceeds from issuance of Series A, B, C and D preferred stock and warrants to acquire common stock	—	—	17,921
Proceeds from issuance of common stock in connection with the exercise of options	24	37	834
Proceeds from issuance of common stock in connection with Employee Stock Option Plan	—	2	51
Deferred offering costs	—	—	140

Net cash provided by financing activities	24	39	47,047

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(7)	—

Net (decrease) increase in cash and cash equivalents	(2,132)	(10,313)	5,505
Cash and cash equivalents at the beginning of the year	10,136	20,449	14,944

Cash and cash equivalents at the end of the year	$8,004	$10,136	$20,449

Supplemental disclosures:
Cash paid during the year for:
Interest	$10	$10	$33
Income taxes	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Common stock and options issued for net assets of HumanClick business acquired	$—	$—	$9,415
Conversion of convertible preferred stock into common stock	$—	$—	$36,990
Conversion of notes payable into Series A preferred stock	$—	$—	$—
Common stock issued for non-cash consideration	$—	$5	$—

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001
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

  (b) Principles of Consolidation

        The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiary (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

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

  (f) Impairment of Long-Lived Assets

        Prior to January 1, 2002, the Company accounted for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." (See note 1(v), "Recent Accounting Pronouncements," for the Company's accounting for long-lived assets beginning on January 1, 2002.) SFAS No. 121 requires that long-lived assets, including fixed assets and goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The assessment of the recoverability of long-lived assets, including fixed assets and goodwill, will be impacted if estimated future operating cash flows are not achieved.

  (g) Revenue Recognition

        The LivePerson services facilitate real-time sales and customer service for companies doing business on the Internet. The Company charges a monthly fee for using the LivePerson services based on usage. Certain of the Company's larger clients, who require more sophisticated implementation and training, also pay an initial non-refundable set-up fee.

        The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company's current estimate of the expected term of a client relationship. This estimate may change in the future. The Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $12, $286 and $0 in 2002, 2001 and 2000, respectively, of set-up fees due to client attrition.

        In the first half of 2001, the Company began selling the LivePerson services directly via Internet download. These services are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company's collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal. The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company's service agreements typically have no termination date and are terminable by either party upon 30 to 90 days' notice without penalty.

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

  (h) Income Taxes

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

  (i) Advertising Costs

        The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $71, $392 and $4,497 for the years ended December 31, 2002, 2001 and 2000, respectively.

  (j) Financial Instruments and Concentration of Credit Risk

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

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2002 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

        The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition (except for customers who purchase the LivePerson services via Internet download, which are paid for almost exclusively by credit card, which transfers the collection risk to the credit card provider) and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentrations of credit risk are limited due to the Company's large number of customers. No single customer accounted for or exceeded 10% of revenue in 2002, 2001 or 2000. One customer accounted for approximately 16% of accounts receivable as of December 31, 2002.

        Although third-party Internet transmission and hosting services are readily available, the Company currently is hosting its services with one third-party Internet service provider.

  (k) Stock-based Compensation

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

	Year Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders:
As reported	$(6,771)	$(27,261)	$(61,334)

Pro forma	$(6,905)	$(27,694)	$(62,608)

Basic and diluted net loss per common share:
As reported	$(0.20)	$(0.80)	$(2.50)

Pro forma	$(0.20)	$(0.81)	$(2.55)

        The per share weighted average fair value of stock options granted during 2002, 2001 and 2000, was $0.47, $0.44 and $5.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: dividend yield of zero percent for all years, risk-free interest rates of 4.6%, 5.0% and 6.3%, respectively and expected life of 5 years for all years. During 2002, 2001 and 2000, the Company used a volatility factor of 135.4%, 125.0% and 122.3%, respectively.

  (l) Basic and Diluted Net Loss Per Share

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

        Diluted net loss per common share for the years ending December 31, 2002, 2001 and 2000 does not include the effects of options to purchase 7,828,334, 6,467,242 and 7,669,553 shares of common stock, respectively, warrants to purchase 607,030, 457,030 and 457,030 shares of common stock, respectively, and an aggregate of 0, 0 and 0 shares of convertible preferred stock on an "as if" converted basis, respectively, as the effect of their inclusion is anti-dilutive during each period.

  (m) Stock Splits

        Effective March 8, 2000, the Company authorized and implemented a 3-for-2 stock split of the Company's common stock in the form of a common stock dividend. Accordingly, all common share and per common share information, warrants and options in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

  (n) Segment Reporting

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

  (o) Comprehensive Loss

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

  (p) Computer Software

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $669 as of December 31, 2002 and $666 as of December 31, 2001.

  (q) Goodwill and Intangible Assets

        Intangible assets are stated net of accumulated amortization of $357 and $0 as of December 31, 2002 and 2001, respectively. Goodwill related to the HumanClick acquisition is stated net of accumulated amortization of $0 and $3,594 at December 31, 2002 and 2001, respectively (see note 2). Other purchased intangible assets relate to the acquisition of the NewChannel customer contracts and associated rights and are being amortized on a straight-line basis over the expected period of benefit of 18 months (see note 2).

  (r) Deferred Rent

        The Company records rent expense on a straight line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability. Rent expense charged to operations for the years ended December 31, 2002 and 2001 exceeded actual rental payments by $0 and $66, respectively (see note 9).

  (s) Product Development Costs

        The Company accounts for product development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2002, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

  (t) Foreign Currency Translation

        Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity (deficit). Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was $1 and $7 for the years ended December 31, 2002 and 2001, respectively.

  (u) Restructuring Activities

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

        In July 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supercede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with the standard, the Company will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

  (v) Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

        The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on future financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which supersedes FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002 and is currently evaluating the recognition and measurement provisions of the standard and has not yet determined the effect, if any, on the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB No. 25.

(2) Acquisitions

  HumanClick

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

$9,678

        The following unaudited pro forma consolidated financial information gives effect to the acquisition of HumanClick, as if the acquisition occurred on January 1, 2000, by consolidating the results of operations of HumanClick with the results of the Company for the year ended December 31, 2000. The Company's consolidated results of operations for the years ended December 31, 2002 and 2001 include the results of HumanClick for the entire year. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

December 31,2000
Revenue	$6,279
Net loss attributable to common stockholders	$(65,012)
Net loss per share-basic and diluted	$(2.33)
Weighted average basic and diluted shares outstanding	27,856,813

  NewChannel

        In July 2002, the Company acquired all of the existing customer contracts of NewChannel, Inc. ("NewChannel") and associated rights. The purchase price is based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. The Company incurred total acquisition costs of approximately $1,371. The total acquisition cost has been allocated to customer contracts and the net amount is included in "Assets—Other intangibles, net" on the Company's December 31, 2002 consolidated balance sheet. Amortization expense recorded during the year ended December 31, 2002 was approximately $357. The total acquisition cost is being amortized ratably over a period of 18 months, representing the Company's current estimate of the expected term of the client relationships.

(3) Balance Sheet Components

  Property and Equipment

        Property and equipment is summarized as follows:

	December 31,
	2002	2001
Computer equipment and software	$1,401	$1,364
Furniture, equipment and building improvements	77	68

	1,478	1,432
Less accumulated depreciation	883	517

Total	$595	$915

  Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2002	2001
Professional services and consulting fees	$408	$531
Sales commissions	15	71
NewChannel customer contracts acquisition costs	84	—
Payroll and related costs	585	348
Restructuring charges (see note 6)	615	1,040
Other	130	125

Total	$1,837	$2,115

(4) Capitalization

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

        On April 12, 2000, the Company completed its Initial Public Offering ("IPO") of 4,000,000 shares of its common stock at an offering price of $8.00 per share. Net proceeds to the Company totaled $28,101.

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

        The Company issued common stock warrants in connection with the issuance of its Series A and Series B preferred stock offerings in 1999. The details of the remaining outstanding warrants are as follows:

Date Of Issue	Financing Round	Number of Warrants	Exercise Price Per Common Share	Term
January 1999	Series A	207,030	$1.60	5 years
May 1999	Series B	250,000	$1.60	5 years

		457,030

        During the years ended December 31, 2002, 2001 and 2000, warrants to purchase 0, 0 and 261,719 shares of common stock, respectively, at an exercise price of $1.60 per share were exercised. At December 31, 2002, warrants to purchase 457,030 shares of common stock remained outstanding.

        On December 11, 2002, we issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant may only be exercised for shares which are vested, according to the following schedule: 12,500 shares will vest on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant's five-year term, but shares will cease to vest if Genesis Select no longer provides services to LivePerson. Genesis Select has the option to pay some or all of the purchase price upon exercise of the warrant by canceling a vested portion of the warrant. The issuance of the warrant was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering. We accounted for this option in accordance with EITF Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF No. 96-18, we value the option at each balance sheet date using a Black-Scholes pricing model as of each balance sheet date. Had the warrants been accounted for with the method consistent with SFAS No. 123, our pro forma net loss would not have been materially different.

(5) Stock Options

        During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the "1998 Plan"). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

        The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the "2000 Plan"). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company's common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2002, approximately 12,037,000 shares of common stock were reserved for issuance under the 2000 Plan. On the first trading day in January 2003, approximately 1,023,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

        In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the Employee Stock Purchase Plan, 0 and 4,000 shares were issued in 2002 and 2001, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company's common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2002, 750,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan. On the first trading day in January 2003, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

        A summary of the Company's stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 1999	3,612,345	$1.33
Options granted/assumed	5,730,727	$3.62
Options exercised	(334,265)	$1.25
Options cancelled	(1,339,255)	$3.00

Options outstanding at December 31, 2000	7,669,553	$2.76
Options granted	3,967,500	$0.51
Options exercised	(54,768)	$0.68
Options cancelled	(5,115,043)	$2.68

Options outstanding at December 31, 2001	6,467,242	$1.46
Options granted	2,265,000	$0.70
Options exercised	(77,500)	$0.31
Options cancelled	(826,408)	$1.68

Options outstanding at December 31, 2002	7,828,334	$1.23

Options exercisable at December 31, 2000	1,932,288	$2.26

Options exercisable at December 31, 2001	2,896,000	$2.18

Options exercisable at December 31, 2002	3,635,542	$1.82

        During May 1999, the Company issued an option to purchase 94,500 shares of common stock at an exercise price of $1.60 per share to a client in connection with an agreement by the Company to provide services to the client for a two-year period. The Company was receiving subscription revenue from the client over the two-year period based on the number of LivePerson Chat operator access accounts the client was using. There was no minimum guarantee. This option originally provided that it would vest on or before May 2001 if the client met certain defined revenue targets and was exercisable for a period of three years from the date of grant. The Company accounted for this option in accordance with EITF Abstract No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Pursuant to EITF No. 96-18, the Company valued the option at each balance sheet date using a Black-Scholes pricing model as of each balance sheet date. The unamortized value ascribed to this option was adjusted at each balance sheet date to bring the total ascribed value of the option up to the then current unamortized fair value. This cost was then ratably amortized over the two-year service agreement, as the Company believed that the achievement of the revenue targets was probable.

        In February 2000, the Company amended the option agreement with the client whereby the option became fully vested and immediately exercisable. The client exercised the option in May 2000. However, the client was precluded from selling the underlying common stock until the earlier of five years or, if certain revenue targets were met, May 19, 2001. The value ascribed to the option at the time the option agreement was amended, using a Black-Scholes pricing model, was $1,014, which was amortized ratably over the remaining service period of approximately fifteen months because the vesting of the option did not affect the Company's obligation under the service agreement. In addition, the ratable amortization of the remaining deferred cost of $1,014 reduced the revenue recognized from the client, with any excess amortization recorded as sales and marketing expense which was reflected as a non-cash compensation expense in the Company's statement of operations. The Company amortized $723 of the deferred costs during the year ended December 31, 2000, of which $59 was offset against the $59 of revenue recognized from the client. The remaining $664 of sales and marketing expense was included in non-cash compensation expense in the Company's 2000 statement of operations.

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

        During 2000 and 1999, the Company granted or assumed stock options to purchase 5,730,727 and 3,496,245 shares of common stock at a weighted average exercise price of $3.62 and $1.37, per share, respectively, certain of which were granted at less than the deemed fair value of the common stock at the date of grant. For the years ended December 31, 2000 and 1999, the Company recorded deferred compensation of $18,241 and $6,233, respectively, in connection with the options granted at below the deemed fair value. The aggregate amount of unamortized deferred compensation related to the grant of options which was subsequently reversed against paid-in capital in connection with the forfeiture of those options granted at below the deemed fair value, and associated with employees who left the Company during the year ended December 31, 2000, was approximately $5,370. In 2000, the Company also recorded $272 of deferred compensation relating to the intrinsic value of unvested options assumed by the Company in connection with the HumanClick acquisition. These amounts were presented as deferred compensation within the 2000 consolidated financial statements and were amortized over the vesting period of the applicable options. The net non-cash compensation amounts for the years ended December 31, 2002, 2001 and 2000 consist of:

	2002	2001	2000
May 1999 option granted to a client (discussed above)	$—	$237	$664
Amortization	365	833	13,938
Acceleration of deferred compensation charges related to certain employee terminations	—	616	666
Reversal of previously amortized deferred compensation charges due to forfeitures of employee stock options	—	(1,009)	(2,023)

Total	$365	$677	$13,245

        The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital was approximately $34 for the year ended December 31, 2002, and represents the forfeiture of options associated with employees who voluntarily left the Company during 2002. The aggregate amount of unamortized deferred compensation reversed against additional paid-in capital for the year ended December 31, 2001 was approximately $2,938. This amount represents the forfeiture of options associated with the Company's employees whose employment was terminated as part of the Company's restructuring initiatives.

        The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1,720 related to the Company's restructuring initiatives in the first quarter of 2001 (see note 6).

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00- $1.00	5,854,850	8.42	$0.55	1,992,143	$0.56
$1.01- $2.00	1,166,109	6.95	$1.82	957,040	1.81
$2.01- $5.00	417,375	6.74	$3.58	321,375	3.58
$5.01-$11.00	390,000	6.53	$7.18	364,984	7.18

	7,828,334		$1.23	3,635,542	$1.82

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00- $1.00	4,046,989	8.31	$0.45	1,255,746	$0.68
$1.01- $2.00	1,453,434	6.38	$1.85	956,139	1.85
$2.01- $5.00	532,444	6.41	$3.46	308,682	3.35

$5.01-$11.00	434,375	7.68	$7.22	375,433	7.09

	6,467,242		$1.46	2,896,000	$2.18

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00- $1.00	1,573,640	6.16	$0.69	808,565	$0.69
$1.01- $2.00	3,335,934	8.80	$1.91	631,436	1.90
$2.01- $5.00	1,652,782	9.21	$2.99	216,563	3.53
$5.01-$11.00	1,107,197	9.35	$7.90	275,725	6.71

	7,669,553		$2.76	1,932,288	$2.26

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

        In the third quarter of 2001, in a continued effort to streamline its operations, the Company initiated additional restructuring initiatives. These initiatives resulted in the elimination of redundant staff positions, the consolidation of all clients onto a single application platform and the decision to relocate its principal executive offices, which included the termination of an office space lease (see note 10). These initiatives resulted in a reduction of the Company's workforce by approximately 20 people, the write-off of impaired computer equipment and software and the write-off of certain furniture, equipment and building improvements. In the third quarter of 2001, the Company recorded a charge of $9,232 for severance and other expenses related to the additional restructuring.

        As a result of the various restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740, in the aggregate. In addition, for the year ended December 31, 2001, the Company also recognized a net non-cash compensation credit in the amount of approximately $1,720 associated with LivePerson employees who were terminated as part of the Company's restructuring initiatives in the first quarter of 2001. The net non-cash compensation credit of $1,720 for the year ended December 31, 2001 represents the reversal of $3,228 of previously recognized amortization of deferred compensation related to options of employees which did not vest due to their termination of employment in connection with the Company's restructuring initiatives, offset by the acceleration of vesting of certain other employee options of $1,508 also in connection with the restructuring initiatives. Approximately $446 of the $1,508 represents additional compensation related to the intrinsic value of options at the date of modification recorded during the first quarter of 2001. The balance of the accrued restructuring and impairment charges as of December 31, 2002 is as follows:

	Balance as of January 1, 2002	Provision (reversals) for the year ended December 31, 2002	Net (utilization) reversals during the year ended December 31, 2002	Balance as of December 31, 2002
Severance	$55	$(55)	$—	$—
Contract terminations (a)	985	1,241	(1,611)	615

Total	$1,040	$1,186	$(1,611)	$615

  (a)
  In the fourth quarter of 2002, in accordance with EITF 94-3, we incurred an additional restructuring charge related to our 2001 restructuring initiatives. This $1.2 million charge primarily related to the unfavorable settlement of a previously disclosed legal proceeding in excess of the provision initially provided for by management in connection with its original restructuring plan. The legal proceeding was the result of the termination of an operating lease for computer equipment that supported our application platform prior to the consolidation of all clients onto a single application platform in the third quarter of 2001 (see Item 3—"Legal Proceedings").

        The allocation of the restructuring and impairment charges as of December 31, 2001 is as follows:

	Balance as of January 1, 2001	Provision for the year ended December 31, 2001	Net (utilization) reversals during the year ended December 31, 2001	Balance as of December 31, 2001
Severance	$—	$1,843	$(1,788)	$55
Contract terminations (b)	—	654	331	985
Write-off of fixed assets	—	10,030	(10,030)	—
Other	—	213	(213)	—

Total	—	12,740	(11,700)	1,040
Non-cash compensation credit, net	—	(1,720)	1,720	—

Net restructuring and impairment charges	$—	$11,020	$(9,980)	$1,040

  (b)
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

(7) Cumulative Effect of Accounting Change

        On January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the identification of reporting units and comparison of the reporting units' carrying value to their fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

        The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and the Company determined that there was an impairment of the carrying value of goodwill. As part of this analysis, management determined that the Company continued to operate in one operating segment and that it does not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of the fair value of the Company as a whole and of its individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of Company's carrying value under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

        The allocation of fair values to identifiable tangible and intangible assets as of January 1, 2002, resulted in an implied valuation of the goodwill of $0. The implied fair value of goodwill was determined in the same manner as determining the amount of goodwill that would have been required to be recognized in a business combination. That is, under SFAS No. 142, an entity is required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire it. Comparing this implied value to the carrying value resulted in an impairment of $5,338, with no income tax effect. This impairment is recorded as a cumulative effect of accounting change on the Company's statement of operations as of January 1, 2002.

(7) Cumulative Effect of Accounting Change (Continued)

        As required by SFAS No. 142, the following table shows the Company's 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

	Year Ended December 31,
	2002	2001
Loss before cumulative effect of accounting change—as reported	$(1,433)	$(27,261)
Add back: Goodwill amortization	—	2,975

Loss before cumulative effect of accounting change—as adjusted	$(1,433)	$(24,286)

Net loss—as reported	$(6,771)	$(27,261)
Add back: Goodwill amortization, net of tax	—	2,975

Net loss—as adjusted (a)	$(6,771)	$(24,286)

Basic and diluted net loss per share:
Net loss—as reported	$(0.20)	$(0.80)
Add back: Goodwill amortization	—	0.09

Net loss—as adjusted (a)	$(0.20)	$(0.71)

  (a)
  Includes cumulative effect of a change in accounting principle, which increased the net loss by $5,338 and the basic and diluted net loss per share by $0.16 during the year ended December 31, 2002.

(8) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions/ Write	Balance at End of Period
For the year ended December 31, 2002 Allowance for doubtful accounts	$160	$		$(90)	$70

For the year ended December 31, 2001 Allowance for doubtful accounts	$577		$875	$(1,292)	$160

For the year ended December 31, 2000 Allowance for doubtful accounts	$85		$527	$(35)	$577

(9) Income Taxes

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

        At December 31, 2002 and 2001, the Company had approximately $61,600 and $59,600, respectively, of federal net operating loss ("NOL") carryforwards available to offset future taxable income. Such carryforwards expire in various years through 2022. Under Section 382 of the Internal

Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in the future to offset income upon the occurrence of certain events, including a significant change of ownership. Management has not determined whether a Section 382 change has occurred.

        The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Net operating loss carry forwards	$25,882	$25,941
Accounts payable and accrued expenses	821	1,226
Deferred revenue	336	246
Non-cash compensation	703	832
Goodwill amortization	3,199	1,261
Other	11	8

Gross deferred tax assets	30,952	29,514
Less: valuation allowance	(30,456)	(28,957)

Net deferred tax assets	496	557
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(115)	(189)
Accounts receivable	(255)	(209)
Prepaid expenses	(126)	(159)

Gross deferred tax liabilities	(496)	(557)

Net deferred taxes	$—	$—

(10) Commitments and Contingencies

        The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 2002, 2001 and 2000 were approximately $378, $2,749 and $1,432, respectively.

        Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,
2003	$356
2004	255
2005	45

Total minimum lease payments	$656

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

(11) Legal Proceedings

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

        Although the Company intends to defend vigorously the matter described above, and believes that the Company has provided adequate reserves in connection with the claim, the Company cannot assure you that the Company's defense will be successful and, if it is not, that the Company's ultimate liability in connection with the claim will not exceed the Company's reserves or have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.

        On December 12, 2001, Compaq Financial Services Corporation, a subsidiary of Compaq Computer Corporation, filed a complaint against the Company in the Supreme Court of the State of New York in New York County. The complaint alleged that the Company was in default of an operating lease for computer equipment. In December, 2002, the matter was settled and the Company paid Compaq approximately $2,100.

(12) Subsequent Event

        On January 23, 2003, the Company's stockholders authorized the Company to effect, alternatively, one of three different reverse splits of the outstanding shares of the Company's common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to authority granted by these proposals, the Company's Board of Directors will have the discretion, at any time on or prior to May 30, 2003, to decide which reverse split proposal to implement, or not to effect a reverse split at all. As set forth in the proxy statement delivered in connection with the Special Meeting of Stockholders held on January 23, 2003, the principal purpose of each reverse split proposal is to increase the market price of the Company's common stock above the minimum bid requirement of $1.00 per share required by The Nasdaq Stock Market, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 is incorporated by reference from the definitive proxy statement for our 2003 Annual Meeting of Stockholders, to be filed not later than April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated by reference from the definitive proxy statement for our 2003 Annual Meeting of Stockholders, to be filed not later than April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement for our 2003 Annual Meeting of Stockholders, to be filed not later than April 30, 2003.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated by reference from the definitive proxy statement for our 2003 Annual Meeting of Stockholders, to be filed not later than April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        In the 90 days prior to the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of LivePerson's "disclosure controls and procedures," as that term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is made known to the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

        There have been no significant changes in LivePerson's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions with regard thereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
10.5.1
Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, dated as of September 20, 2001 (incorporated by reference to the identically-numbered exhibit to LivePerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed November 14, 2001)
10.6
Master Lease and Financing Agreement (with exhibits and schedules) by and between Compaq Financial Services Corporation and LivePerson, dated as of August 28, 2000 (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

10.7.1
Employment Agreement between HumanClick Ltd. and Eitan Ron, dated as of October 12, 2000 (incorporated by reference to the identically-numbered exhibit to LivePerson's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 (the "2001 Form 10-K"))*
10.7.2	Letter Agreement between LivePerson, Inc. and Eitan Ron, dated October 12, 2000 (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*
10.7.3
Escrow Agreement by and among LivePerson, Inc., HumanClick Ltd., Eitan Ron (as agent for the shareholders of HumanClick Ltd.) and First Union National Bank (as escrow agent), dated as of October 12, 2000 (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*
10.7.4
Repurchase Option Agreement by and among LivePerson, Inc., Eitan Ron, Tal Goldberg and First Union National Bank (as escrow agent), dated as of October 12, 2000 (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*
21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)
23.1	Consent of KPMG LLP
99.1	Periodic Report Certification of Chief Executive Officer
99.2	Periodic Report Certification of Chief Financial Officer

*
Management contract or compensatory plan or arrangement

        (b)  No reports on Form 8-K were filed in the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

LIVEPERSON, INC.
By:	/s/ ROBERT P. LOCASCIO Robert P. LoCascio Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

Signature	Title(s)

/s/ ROBERT P. LOCASCIO Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ TIMOTHY E. BIXBY Timothy E. Bixby	President, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)
/s/ STEVEN BERNS Steven Berns	Director
/s/ RICHARD L. FIELDS Richard L. Fields	Director
/s/ EMMANUEL GILL Emmanuel Gill	Director
/s/ KEVIN C. LAVAN Kevin C. Lavan	Director

CERTIFICATIONS

I, ROBERT P. LOCASCIO, certify that:

        1.    I have reviewed this annual report on Form 10-K of LivePerson, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

I, TIMOTHY E. BIXBY, certify that:

        1.    I have reviewed this annual report on Form 10-K of LivePerson, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary (principal financial officer)

EXHIBIT INDEX

Number	Description
2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson, HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 to LivePerson's Current Report on Form 8-K, dated October 12, 2000 and filed October 19, 2000)
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
10.5.1
Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, dated as of September 20, 2001 (incorporated by reference to the identically-numbered exhibit to LivePerson's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed November 14, 2001)
10.6
Master Lease and Financing Agreement (with exhibits and schedules) by and between Compaq Financial Services Corporation and LivePerson, dated as of August 28, 2000 (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
10.7.1
Employment Agreement between HumanClick Ltd. and Eitan Ron, dated as of October 12, 2000 (incorporated by reference to the identically-numbered exhibit to LivePerson's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed April 1, 2002 (the "2001 Form 10-K"))*
10.7.2	Letter Agreement between LivePerson, Inc. and Eitan Ron, dated October 12, 2000 (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*

10.7.3
Escrow Agreement by and among LivePerson, Inc., HumanClick Ltd., Eitan Ron (as agent for the shareholders of HumanClick Ltd.) and First Union National Bank (as escrow agent), dated as of October 12, 2000 (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*
10.7.4
Repurchase Option Agreement by and among LivePerson, Inc., Eitan Ron, Tal Goldberg and First Union National Bank (as escrow agent), dated as of October 12, 2000 (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*
21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)
23.1	Consent of KPMG LLP
99.1	Periodic Report Certification of Chief Executive Officer
99.2	Periodic Report Certification of Chief Financial Officer

*
Management contract or compensatory plan or arrangement

QuickLinks

LIVEPERSON, INC. 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
PART II
PRICE RANGE OF COMMON STOCK
HOLDERS
DIVIDEND POLICY
RECENT SALES OF UNREGISTERED SECURITIES
USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS Risks Related to Our Possible Delisting from Nasdaq
Risks Related to Our Business
Risks Related to Our Industry
Other Risks
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
LIVEPERSON, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
LIVEPERSON, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)
LIVEPERSON, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except share and per share data)
LIVEPERSON, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 and 2001 (In thousands, except share and per share data)
PART III
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX