Form 10-Q
period 2003-03-31
LIVEPERSON INC
filed 2003-05-13
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

or

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

Yes  [X]  No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]  No  [X]

As of May 8, 2003, there were 34,162,964 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2003
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1(B))

ASSETS
Current assets:
Cash and cash equivalents	$ 8,383	$ 8,004
Accounts receivable, net of allowances for doubtful accounts of $85 and $70 as of March 31, 2003 and December 31,
2002, respectively	913	607
Prepaid expenses and other current assets	220	299

Total current assets	9,516	8,910
Property and equipment, net	517	595
Other intangibles, net	760	1,014
Security deposits	123	124
Other assets	210	194

Total assets	$ 11,126	$ 10,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 187	$ 136
Accrued expenses	1,537	1,837
Deferred revenue	1,353	800

Total current liabilities	3,077	2,773

Other liabilities	192	176

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31,
2003 and December 31, 2002	--	--
Common stock, $.001 par value per share; 100,000,000
shares authorized, 34,162,964 shares issued and
outstanding at March 31, 2003 and 34,060,881 shares
issued and outstanding at December 31, 2002	34	34
Additional paid-in capital	113,123	113,061

Deferred compensation	(18)	--
Accumulated deficit	(105,282)	(105,199)
Accumulated other comprehensive loss	--	(8)

Total stockholders' equity	7,857	7,888

Total liabilities and stockholders' equity	$ 11,126	$ 10,837

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2003	2002
Revenue	$ 2,529	$ 1,826

Operating expenses:
Cost of revenue, exclusive of $0 and $2 for the three months ended March
31, 2003 and 2002, respectively, reported below as non-cash
compensation expense	493	338
Product development expense, exclusive of $0 and $0 for the three months ended March 31, 2003 and 2002, respectively, reported below as non-
cash compensation expense	331	296
Sales and marketing expense, exclusive of $0 and $23 for the three months ended March 31, 2003 and 2002, respectively, reported below as non-
cash compensation expense	727	564
General and administrative expense, exclusive of $0 and $77 for the three months ended March 31, 2003 and 2002, respectively, reported below as
non-cash compensation expense	807	671
Amortization of intangibles	253	--
Non-cash compensation expense, net	6	102

Total operating expenses	2,617	1,971

Loss from operations	(88)	(145)

Other income (expense):
Other expense	(8)	--
Interest income	13	37

Total other income, net	5	37

Loss before cumulative effect of accounting change	(83)	(108)
Cumulative effect of accounting change	--	(5,338)

Net loss	$ (83)	$ (5,446)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$ (0.00)	$ (0.00)
Cumulative effect of accounting change	--	(0.16)

Net loss	$ (0.00)	$ (0.16)

Weighted average shares outstanding used in basic and diluted net loss per
share calculation	34,155,869	34,003,610

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (83)	$ (5,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	--	5,338
Non-cash compensation expense, net	6	102
Depreciation	93	90
Amortization of intangibles	253	--
Provision for doubtful accounts, net	15	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(321)	259
Prepaid expenses and other current assets	79	211
Security deposits	1	7
Other assets	--	(18)
Accounts payable	51	(29)
Accrued expenses	(300)	(225)
Deferred revenue	553	8
Other liabilities	--	17

Net cash provided by operating activities	347	314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(15)	(16)
Proceeds from sale of property and equipment	--	9

Net cash used in investing activities	(15)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of
options	39	--

Net cash provided by financing activities	39	--

Effect of foreign exchange rate changes on cash and cash equivalents	8	--

Net increase in cash and cash equivalents	379	307
Cash and cash equivalents at the beginning of the period	8,004	10,136

Cash and cash equivalents at the end of the period	$ 8,383	$ 10,443

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)	SUMMARY OF OPERATIONS

                    LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. The Company is a customer relationship management (CRM) application service provider (ASP) that delivers real-time sales, marketing and customer service solutions for companies that conduct business online.

                    The Company’s primary revenue source is from the sale of the LivePerson services, which is conducted within one operating segment. The Company’s product development staff, help desk and online sales support are located in Israel.

(B)	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                    The accompanying interim condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2003, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2003 and 2002. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date.

                    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Form 10-K filed with the SEC on March 31, 2003.

(C)	REVENUE RECOGNITION

                    The LivePerson services facilitate real-time sales, marketing and customer service for companies that conduct business online. The Company charges a monthly fee for using the LivePerson services based on usage. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee.

                    The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the term of the client relationships. This estimate may change in the future. The Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0 and $7 in the three months ended March 31, 2003 and 2002, respectively, of set-up fees due to client attrition.

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

                    Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2003 and 2002. Two customers accounted for approximately 37% of accounts receivable at March 31, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

(D)	STOCK-BASED COMPENSATION

                    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

                    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net loss attributable to common stockholders for each year would have been increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$ (83)	$ (5,446)
Additional compensation for fair value of stock options granted	(10)	(473)

Pro forma net loss	$ (93)	$ (5,919)

Basic and diluted net loss:
As reported	$ (0.00)	$ (0.16)

Pro forma	$ (0.00)	$ (0.17)

                    The per share weighted average fair value of stock options granted during the three months ended March 31, 2003 and 2002, was $0.47 and $0.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 5.0%, respectively; and expected life of five years for all periods. During 2003 and 2002, the Company used a volatility factor of 135.4% and 125.0%, respectively.

(E)	BASIC AND DILUTED NET LOSS PER SHARE

                    The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the share calculation of basic and diluted net loss. In October 2000, the Company acquired HumanClick Ltd., a private company organized under the laws of Israel (“HumanClick”). Since that time, the Company has included 20,229 shares of common stock in the share calculation of basic and diluted net loss, which relate to certain options that were originally issued by HumanClick for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

                    Diluted net loss per common share for the periods ending March 31, 2003 and 2002 does not include the effects of options to purchase 7,852,084 and 6,496,947 shares of common stock, respectively, and warrants to purchase 607,030 and 457,030 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

(F)	RECENT ACCOUNTING PRONOUNCEMENTS

                    In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s financial position or results of operations.

                    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on the Company’s consolidated financial position or results of operations.

(2)	BALANCE SHEET COMPONENTS

                    Property and equipment is summarized as follows:

	March 31, 2003	December 31, 2002
	(Unaudited)
Computer equipment and software	$ 1,416	$ 1,401
Furniture, equipment and building improvements	77	77

	1,493	1,478
Less accumulated depreciation	976	883

Total	$ 517	$ 595

                    Accrued expenses consist of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)
Professional services and consulting fees	$ 409	$ 408
Payroll and related costs	459	585
Sales commissions	10	15
Restructuring charges (see note 4)	524	615
NewChannel customer contracts acquisition costs	--	84
Other	135	130

Total	$ 1,537	$ 1,837

(3)	CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

(4)	RESTRUCTURING AND IMPAIRMENT CHARGES

                    As a result of the Company’s various 2001 restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740, in the aggregate.

                    The balance of the Company’s accrued restructuring and impairment charges as of March 31, 2003 is as follows:

	Balance as of January 1, 2003	Net utilization during the three months ended March 31, 2003	Balance as of March 31, 2003
Contract terminations (see note 6)	$ 615	$ (91)	$ 524

(5)	COMMITMENTS AND CONTINGENCIES

                    The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2003 and 2002 was approximately $100 and $90, respectively.

(6)	LEGAL PROCEEDINGS

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

                    Although the Company intends to defend vigorously the matter described above, and believes that the Company has provided adequate reserves in connection with the claim, the Company cannot assure you that the Company’s defense will be successful and, if it is not, that the Company’s ultimate liability in connection with the claim will not exceed the Company’s reserves or have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

                    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION CAPTIONED “ — RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

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

                    The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

                    REVENUE RECOGNITION

                    The LivePerson services facilitate real-time sales, marketing and customer service for companies that conduct business online. We charge a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee.

                    The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0 and $7,000 in the three months ended March 31, 2003 and 2002, respectively, of set-up fees due to client attrition.

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

                    ACCOUNTS RECEIVABLE

                    Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2003 and 2002. Two customers accounted for approximately 37% of accounts receivable at March 31, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

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

                    In August 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

                    RESTRUCTURING ACTIVITIES

                    Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”), in connection with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF No. 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated and communication of benefit arrangement to employees.

                    In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which will supersede EITF Issue No. 94-3. SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. In accordance with the standard, we will apply SFAS No. 146 to exit or disposal activities initiated after December 31, 2002.

                    RECENT ACCOUNTING PRONOUNCEMENTS

                    In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on our financial position or results of operations.

                    In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations.

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

                    In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. As of March 31, 2003, we have incurred total acquisition costs of approximately $1.4 million, including the initial purchase price payment of $600,000 to NewChannel. We do not expect to incur any additional acquisition costs related to this transaction. The total acquisition cost has been allocated to customer contracts and is being amortized ratably over a period of 18 months, representing our current estimate of the expected term of the client relationships. The net amount is included in Other intangibles, net on our March 31, 2003 consolidated balance sheet.

                    On January 22, 2003, we were notified by The Nasdaq Stock Market, Inc. that we had regained compliance as of that date with Nasdaq’s minimum bid requirement for the Nasdaq SmallCap Market.

                    At the Special Meeting of Stockholders of LivePerson held on January 23, 2003, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to authority granted by these proposals, our Board of Directors will have the discretion, at any time on or prior to May 30, 2003, to decide which reverse split proposal to implement, or not to effect a reverse split at all. At the Annual Meeting of Stockholders of LivePerson to be held on May 22, 2003, our stockholders will be asked to approve separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. The authority of the Board of Directors to implement a reverse split under these proposals, if approved by the stockholders, will expire on May 31, 2004. As set forth in the proxy statements delivered to stockholders in connection with the Special Meeting and the Annual Meeting, the principal purpose of each reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq. We do not currently intend to effect a reverse split unless required to do so in order to keep our shares of Common Stock quoted on the Nasdaq SmallCap Market; however, there can be no assurance that we will not need to or choose to effect a reverse stock split in the future.

                    We received a letter, dated March 18, 2003, from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required for continued inclusion in the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(8)(D) (the “Rule”). The letter stated that we have until September 15, 2003 to demonstrate compliance with the Rule and that, if we are not in compliance by that date, Nasdaq will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A). This rule states that “[f]or initial inclusion, the issuer shall have (i) stockholders’ equity of $5 million; (ii) market capitalization of $50 million...; or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years.”

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

                    REVENUE

                    Our clients pay us a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the three months ended March 31, 2003 and 2002 accounted for 98% and 98%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

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

•

the cost of supporting our primary and backup network infrastructure, including expenses related to leasing space and connectivity for our services, third-party network monitoring and depreciation of certain hardware and software.

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

                    In the three months ended March 31, 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

                    Due to our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2003 and 2002 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

                    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                    Revenue. Total revenue increased to $2.5 million in the three months ended March 31, 2003 from $1.8 million in the comparable period in 2002. This increase is primarily attributable to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and, to a lesser extent, to the introduction of a new range of services and increased market acceptance of our services. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

                    Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $493,000 in the three months ended March 31, 2003 from $338,000 in the comparable period in 2002. This increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights, as well as increased usage from existing clients and the addition of new clients.

                    Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased slightly to $331,000 for the three months ended March 31, 2003 from $296,000 in the comparable period in 2002. This increase is attributable to an increase in the number of LivePerson product development personnel, as well as increased allocated occupancy costs and related overhead.

                    Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $727,000 in the three months ended March 31, 2003 from $564,000 in the comparable period in 2002. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the acquisition of the NewChannel customer contracts and associated rights and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition.

                    General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $807,000 in the three months ended March 31, 2003 from $671,000 in the comparable period in 2002. This increase is primarily attributable to increases in professional services and recruitment costs and, to a lesser extent, to depreciation and bad debt expense related to our allowance for doubtful accounts.

                    Amortization of Other Intangibles. Amortization expense was $253,000 and $0 in the three months ended March 31, 2003 and 2002, respectively, and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

                    Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation has been amortized over the vesting period of the individual options. We recorded non-cash compensation expense of $6,000 and $102,000 in the three months ended March 31, 2003 and 2002, respectively.

                    Other Income. Interest income was $13,000 and $37,000 for the three months ended March 31, 2003 and 2002, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Other expense was $8,000 for the three months ended March 31, 2003 and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

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

                    The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and we determined that there was an impairment of the carrying value of goodwill. As part of this analysis, we determined that we continued to operate in one operating segment and that we do not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of our fair value as a whole and of our individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of our carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

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

                    Net Loss. Our net loss decreased to $83,000 for the three months ended March 31, 2003 from $5.4 million in the comparable period in 2002. The net loss in the first quarter of 2002 is primarily attributable to the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above, partially offset by the fact that we did not record any amortization of goodwill in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

                    Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. In 2000 and 1999, we raised a total of $69.5 million in aggregate net proceeds. As of March 31, 2003, we had approximately $8.4 million in cash and cash equivalents, an increase of $379,000 from December 31, 2002. This increase is primarily attributable to net cash provided by operating activities during the three months ended March 31, 2003. We regularly invest excess funds in short-term money market funds.

                    Net cash provided by operating activities was $347,000 for the three months ended March 31, 2003 and consisted primarily of net operating losses offset by increases in deferred revenue and amortization expenses, partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash provided by operating activities was $314,000 for the three months ended March 31, 2002 and consisted primarily of net operating losses offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, a decrease in accounts receivable, depreciation and amortization expenses.

                    Net cash used in investing activities was $15,000 and $7,000 in the three months ended March 31, 2003 and 2002, respectively, and was due to the purchase of fixed assets.

                    Net cash provided by financing activities was $39,000 for the three months ended March 31, 2003 and consisted of proceeds from the issuance of common stock in connection with the exercise of options. Net cash provided by financing activities was $0 for the three months ended March 31, 2002.

                    We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2003 and 2002 was approximately $100,000 and $90,000, respectively.

                    As of March 31, 2003, our principal commitments were approximately $579,000 under various operating leases, of which approximately $295,000 is due in 2003. We do not currently expect that our principal commitments for the year ended December 31, 2003 will exceed $300,000 in the aggregate. Our capital expenditures are not currently expected to exceed $200,000 in 2003.

                    We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. Although revenue increased in the first quarter of 2003 compared to the fourth quarter of 2002, our annual revenue growth in 2002 was lower than in 2001, and our annual revenue growth in 2001 was lower than in 2000. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of March 31, 2003, we had an accumulated deficit of approximately $105.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

                    Although we believe that we have provided adequate reserves in connection with our pending legal proceeding, we cannot assure you that the ultimate liability in connection with this matter will not exceed our reserve or have a material adverse effect on our business, results of operations, financial condition, or cash flows. See Part II, Item 1—“Legal Proceedings” for additional information.

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

                    On March 18, 2003, we received a letter from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required for continued inclusion in the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(8)(D) (the “Rule”). The letter stated that we have until September 15, 2003 to demonstrate compliance with the Rule and that, if we are not in compliance by that date, Nasdaq will determine whether we meet the initial listing criteria for The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(2)(A). This rule states that “[f]or initial inclusion, the issuer shall have (i) stockholders’ equity of $5 million; (ii) market capitalization of $50 million...; or (iii) net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years.”

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

                    At the Special Meeting of Stockholders of LivePerson held on January 23, 2003, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to authority granted by these proposals, our Board of Directors will have the discretion, at any time on or prior to May 30, 2003, to decide which reverse split proposal to implement, or not to effect a reverse split at all. At the Annual Meeting of Stockholders of LivePerson to be held on May 22, 2003, our stockholders will be asked to approve separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. The authority of the Board of Directors to implement a reverse split under these proposals, if approved by the stockholders, will expire on May 31, 2004. As set forth in the proxy statements delivered to stockholders in connection with the Special Meeting and the Annual Meeting, the principal purpose of each reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq. We do not currently intend to effect a reverse split unless required to do so in order to keep our shares of Common Stock quoted on the Nasdaq SmallCap Market; however, there can be no assurance that we will not need to or choose to effect a reverse stock split in the future.

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

                    In addition, because this market is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing in us, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets. These risks include our ability to:

•	attract more clients and retain existing clients;

•	sell additional operator access accounts for LivePerson’s chat services, which generate monthly fees, and other services to our existing clients;

•	increase or maintain current pricing levels for our services;

•	effectively market and maintain our brand name;

•	respond effectively to competitive pressures;

•	continue to develop and upgrade our technology; and

•	attract, integrate, retain and motivate qualified personnel.

                    If we are unsuccessful in addressing some or all of these risks, our business, financial condition and results of operations would be materially and adversely affected.

                    We have a history of losses, we had an accumulated deficit of $105.3 million as of March 31, 2003 and we may incur losses in the future.

                    We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $9.8 million for the year ended December 31, 1999, $61.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $83,000 for the three months ended March 31, 2003. We had total revenue of approximately $2.5 million for the three months ended March 31, 2003, $8.2 million, $7.8 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and less than $615,000 in the year ended December 31, 1999. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. As of March 31, 2003, our accumulated deficit was approximately $105.3 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

                    Our business model is based on the delivery of real-time sales and customer service technology and related services to companies doing business on the Internet, a largely untested business. Sales and customer service historically have been provided primarily in person or by telephone. Our business model assumes that companies doing business on the Internet will choose to provide sales and customer service via the Internet. Our business model also assumes that many companies will recognize the benefits of an outsourced application, that Internet users will choose to engage a customer service representative in a live text-based interaction, that this interaction will maximize sales opportunities and enhance the online shopping experience and that companies will seek to have their online sales and customer service technology provided by us. If any of these assumptions is incorrect, our business may be harmed. In addition, we began offering the LivePerson services via Internet download in 2001, which is an unproven model for the delivery of our services.

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

Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001, each quarter of 2002 and the first quarter of 2003. The increase in revenue in the third and fourth quarters of 2002 and the first quarter of 2003 was primarily attributable to the acquisition of the NewChannel customer contracts and associated rights. We cannot assure you that we will experience any revenue growth in the future. A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

                    We expect our quarterly revenue and operating results to fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	market acceptance by companies doing business on the Internet of real-time sales and customer service technology;

•	our clients' business success;

•	our clients' demand for our services;

•	our ability to attract and retain clients;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new services by us or our competitors; and

•	changes in our pricing policies or the pricing policies of our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	seasonal factors affecting our clients' businesses;

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.

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

                    Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the three months ended March 31, 2003, principally due to an increase in accounts receivable as a result of increased sales. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

                    We may not be able to effectively manage our changing operations.

                    Since the launch of our services in November 1998, we have grown rapidly, even in light of our 2001 restructuring initiatives. This growth has placed a significant strain on our managerial, operational, technical and financial resources. In 2000, we replaced our existing accounting and other back-office systems at a cost of approximately $1.2 million. In 2001, in connection with our restructuring initiatives, we implemented a less expensive accounting system. The cost of this new system was immaterial. The new systems are being integrated with our operations, controls and procedures. If we are not able to successfully integrate these new systems with our existing systems, or if we incur significant additional costs in order to achieve such integration, our business could be harmed. In order to manage our growth, we must also continue to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

                    Staff attrition could strain our managerial, operational, financial and other resources.

                    We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; 60 employees at December 31, 2002 and 66 employees at March 31, 2003. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; 14 employees at December 31, 2002 and 15 employees at March 31, 2003. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

                    Our business is dependent on a few key employees, including our chief executive officer, Robert P. LoCascio.

                    Our future success depends to a significant extent on the continued services of our senior management team, including Robert P. LoCascio, our founder and Chief Executive Officer. The loss of the services of any member of our senior management team, in particular Mr. LoCascio, could have a material and adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to successfully integrate newly-hired senior managers who would work together successfully with our existing management team.

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

                    Our product development staff, help desk and online sales personnel are located in Israel. As of March 31, 2003, we had 20 full-time employees in Israel and as of December 31, 2002, we had 19 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 and 2003 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

                    Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet legislation relating to issues such as children’s privacy, copyright and taxation. The children’s privacy legislation imposes restrictions on the collection, use and distribution of personal identification information obtained online from children under the age of 13. The copyright legislation establishes rules governing the liability of Internet service providers and Web site publishers for the copyright infringement of Internet users. The tax legislation exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. Additionally, the European Union has adopted a directive addressing data privacy which imposes restrictions on the collection, use and processing of personal data. Existing legislation and any new legislation could hinder the growth in use of the Internet generally and decrease the acceptance of the Internet as a medium for communication, commerce and advertising. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take several years to determine whether and how existing laws such as those governing intellectual property, taxation and personal privacy apply to the Internet and Internet services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, which may impose additional burdens on companies conducting business online. Our business, results of operations and financial condition could be materially and adversely affected if we do not comply with recent legislation or laws or regulations relating to the Internet that are adopted or modified in the future.

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

                    Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 51.2% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    Currency Rate Fluctuations

                    Through March 31, 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                    Collection Risk

                    Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the three months ended March 31, 2003, principally due to an increase in accounts receivable as a result of increased sales. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

(d)	Use of Proceeds from Registered Securities

                    On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of March 31, 2003, we have used approximately $20.1 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    We held a Special Meeting of Stockholders on January 23, 2003. The stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our issued and outstanding shares of common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to the authority granted by the proposals, our Board of Directors will have the discretion to decide which reverse split to implement, or not to effect a reverse split at all, at any time on or prior to May 30, 2003.

                    The votes were cast as follows:

Proposal	For	Against	Abstentions	Broker Non- Votes
One-for-Three Reverse Split	28,017,162	289,575	33,615	--
One-for-Five Reverse Split	27,199,422	1,138,765	2,165	--
One-for-Seven Reverse Split	27,124,973	1,180,214	35,165	--

ITEM 5.   OTHER INFORMATION

                    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

99.1	Periodic Report Certification of Chief Executive Officer

99.2	Periodic Report Certification of Chief Financial Officer

(b)	Current Reports on Form 8-K filed during the quarter ended March 31, 2003:

                    Item 5 – dated January 23, 2003 and filed January 24, 2003, announcing (i) the issuance of a press release with regard to the Company regaining compliance with Nasdaq’s minimum bid requirement for the Nasdaq SmallCap Market, and (ii) the results of the voting at the Special Meeting of Stockholders on January 23, 2003.

                    Item 5 – dated March 18, 2003 and filed March 20, 2003, announcing the receipt of a letter from Nasdaq, notifying LivePerson that during the preceding 30 consecutive trading days, the bid price of LivePerson’s common stock had closed below the minimum bid price of $1.00 per share as required for continued inclusion in the Nasdaq SmallCap Market.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC. (Registrant)

Date: May 13, 2003	By: /s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer (duly authorized officer)

Date: May 13, 2003	By: /s/ TIMOTHY E. BIXBY
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

Date: May 13, 2003	By: /s/ ROBERT P. LOCASCIO
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

Date: May 13, 2003	By: /s/ TIMOTHY E. BIXBY
Name: Timothy E. Bixby
Title: President, Chief Financial Officer and Secretary (principal financial officer)

EXHIBIT INDEX

EXHIBIT

99.1	Periodic Report Certification of Chief Executive Officer

99.2	Periodic Report Certification of Chief Financial Officer