Form 10-Q
period 2003-06-30
LIVEPERSON INC
filed 2003-08-13
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Yes  [   ]  No  [X]

As of August 1, 2003, there were 34,941,423 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2003
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1(B))

ASSETS
Current assets:
Cash and cash equivalents	$8,782	$8,004
Accounts receivable, net of allowances for doubtful accounts of $85 and $70 as of June 30, 2003 and December 31,
2002, respectively	585	607
Prepaid expenses and other current assets	445	299

Total current assets	9,812	8,910
Property and equipment, net	402	595
Other intangibles, net	507	1,014
Security deposits	130	124
Other assets	252	194

Total assets	$11,103	$10,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$197	$136
Accrued expenses	2,481	1,837
Deferred revenue	1,264	800

Total current liabilities	3,942	2,773

Other liabilities	233	176

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30,
2003 and December 31, 2002	--	--
Common stock, $.001 par value per share; 100,000,000
shares authorized, 34,303,963 shares issued and
outstanding at June 30, 2003 and 34,060,881 shares issued
and outstanding at December 31, 2002	34	34
Additional paid-in capital	113,268	113,061
Deferred compensation	(71)	--
Accumulated deficit	(106,303)	(105,199)
Accumulated other comprehensive loss	--	(8)

Total stockholders' equity	6,928	7,888

Total liabilities and stockholders' equity	$11,103	$10,837

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$2,826	$1,873	$5,355	$3,699

Operating expenses:
Cost of revenue, exclusive of $0 and $(6) for the three months ended June
30, 2003 and 2002, respectively, and $0 and $(4) for the six months ended June 30, 2003 and 2002, respectively, reported below as non-cash
compensation expense	514	318	1,006	656
Product development expense	419	281	751	577
Sales and marketing expense, exclusive of $0 and $42 for the three months ended June 30, 2003 and 2002, respectively, and $0 and $64 for the six months ended June 30, 2003 and 2002, respectively, reported below as
non-cash compensation expense	856	493	1,583	1,057
General and administrative expense, exclusive of $42 and $80 for the three months ended June 30, 2003 and 2002, respectively, and $48 and $158 for the six months ended June 30, 2003 and 2002, respectively, reported
below as non-cash compensation expense	744	750	1,550	1,421
Amortization of intangibles	253	--	507	--
Non-cash compensation expense, net	42	116	48	218
Restructuring charge	1,024	--	1,024	--

Total operating expenses	3,852	1,958	6,469	3,929

Loss from operations	(1,026)	(85)	(1,114)	(230)

Other income (expense):
Other expense	--	--	(8)	--
Interest income	6	34	19	71

Total other income, net	6	34	11	71

Loss before cumulative effect of accounting change	(1,020)	(51)	(1,103)	(159)
Cumulative effect of accounting change	--	--	--	(5,338)

Net loss	$(1,020)	$(51)	$(1,103)	$(5,497)

Basic and diluted net loss per share:
Loss before cumulative effect of accounting change	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Cumulative effect of accounting change	--	--	--	(0.16)

Net loss	$(0.03)	$(0.00)	$(0.03)	$(0.16)

Weighted average shares outstanding used in basic and diluted net loss per
share calculation	34,229,236	34,029,588	34,192,755	34,016,671

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,103)	$(5,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	--	5,338
Non-cash compensation expense, net	48	218
Depreciation	208	181
Amortization of intangibles	507	--
Provision for doubtful accounts, net	15	--

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	6	374
Prepaid expenses and other current assets	(146)	(119)
Security deposits	(6)	3
Accounts payable	60	80
Accrued expenses	644	(237)
Deferred revenue	465	(33)

Net cash provided by operating activities	698	308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15)	(42)
Proceeds from sale of property and equipment	--	13

Net cash used in investing activities	(15)	(29)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of
options	87	12

Net cash provided by financing activities	87	12

Effect of foreign exchange rate changes on cash and cash equivalents	8	(1)

Net increase in cash and cash equivalents	778	290
Cash and cash equivalents at the beginning of the period	8,004	10,136

Cash and cash equivalents at the end of the period	$8,782	$10,426

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

         The accompanying interim condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2003, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2003 and 2002. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date.

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

         The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the term of the client relationships. This estimate may change in the future. The Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0 and $0 in the three and six months ended June 30, 2003, and $3 and $10 in three and six months ended June 30, 2002, respectively, of set-up fees due to client attrition.

         The Company also sells certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro for small and medium sized business, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal. The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company’s service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty.

         The Company also generates revenue from commissions paid to the Company by Web hosting and call center companies for revenue generated by them as a result of referrals by the Company. The Company recognizes commissions based on revenue generated from these referrals upon notification from the other party of sales attributable to LivePerson. To date, revenue from such commissions has not been material. Professional services revenue consists of training provided to customers, both at the initial launch and over the term of the contract. Revenue is recognized when services are provided and collection of the resulting receivable is probable. To date, revenue from professional services has not been material.

         Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three or the six months ended June 30, 2003 and 2002. Two customers accounted for approximately 25% of accounts receivable at June 30, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

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

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net loss for each year would have been increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss as reported	$(1,020)	$(51)	$(1,103)	$(5,497)
Add: Stock-based compensation expense
included in net loss as reported	42	116	48	218
Deduct: Pro forma stock-based compensation
cost	(296)	(509)	(312)	(982)

Pro forma net loss	$(1,274)	$(444)	$(1,367)	$(6,261)

Basic and diluted net loss:
As reported	$(0.03)	$(0.00)	$(0.03)	$(0.16)

Pro forma	$(0.04)	$(0.01)	$(0.04)	$(0.18)

         The per share weighted average fair value of stock options granted during the six months ended June 30, 2003 and 2002, was $0.97 and $0.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 5.0%, respectively; and expected life of five years for all periods. During 2003 and 2002, the Company used a volatility factor of 165.6% and 125.0%, respectively.

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

         Diluted net loss per common share for the three and six month periods ended June 30, 2003 and 2002, respectively, does not include the effects of options to purchase 7,813,074 and 5,979,255 shares of common stock, respectively, and warrants to purchase 607,030 and 457,030 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

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

         In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement effective January 1, 2003. The application of the disclosure portion of this standard had no impact on the Company’s consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of SFAS No. 150 will have a material impact on its financial position or results of operations.

(2)	BALANCE SHEET COMPONENTS

         Property and equipment is summarized as follows:

	June 30, 2003	December 31, 2002
	(Unaudited)

Computer equipment and software	$1,416	$1,401
Furniture, equipment and building improvements	77	77

	1,493	1,478
Less accumulated depreciation	1,091	883

Total	$402	$595

         Accrued expenses consist of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)

Professional services and consulting fees	$351	$408
Payroll and related costs	650	585
Sales commissions	32	15
Restructuring charges (see note 4)	1,375	615
NewChannel customer contracts acquisition costs	--	84
Other	73	130

Total	$2,481	$1,837

(3)	CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

         As a result of the Company’s various 2001 restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740 in the aggregate.

         The balance of the Company’s accrued restructuring and impairment charges as of June 30, 2003 is as follows:

	Balance as of January 1, 2003	Provision for the six months ended June 30, 2003	Net utilization during the six months ended June 30, 2003	Balance as of June 30, 2003
Contract terminations (a)
(see note 6)	$615	$1,024	$(264)	$1,375

(a)  In the three months ended June 30, 2003, the Company recorded an additional restructuring charge of approximately $1,024 related to its 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350 provision initially provided for by management in connection with its original restructuring plan in 2001 (see note 6). Because the Company’s June 30, 2003 interim financial statements were not yet filed with the SEC when the Company received notification of the judgment, the recording of this charge in the three months ended June 30, 2003 was required pursuant to SFAS No. 5, “Accounting for Contingencies” and Statement of Auditing Standards No.1, “Codification of Auditing Standards and Procedures, section 560 — Subsequent Events.”

(5)	COMMITMENTS AND CONTINGENCIES

         The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2003 was approximately $100 and $200, respectively, and $90 and $180 for the three and six months ended June 30, 2002, respectively.

(6)	LEGAL PROCEEDINGS

         On November 16, 2001, Corio, Inc. filed a demand for arbitration against the Company with the American Arbitration Association in San Francisco County, California. The demand was related to a hosted software service contract terminated during 2001. Corio was seeking to recover approximately $1,400 in damages, fees and expenses. On July 24, 2003, the Company received notification of a judgment dated July 23, 2003 relating to that arbitration.  The arbitrator awarded Corio damages of $1,115 plus pre-judgment interest from September 21, 2001, which is likely to total approximately $260.  In connection with this matter, the Company previously reserved $350. Accordingly, the Company recorded an additional restructuring charge of $1,024 in the second quarter of 2003 (see note 4). The Company is evaluating its options in connection with this judgment, which include a motion to vacate the award.

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

         The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0 and $0 in the three and six months ended June 30, 2003, respectively, and $3,000 and $10,000 in the three and six months ended June 30, 2002, respectively, of set-up fees due to client attrition.

         In the first half of 2001, we began selling certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro for small and medium sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

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

         ACCOUNTS RECEIVABLE

         Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three or the six months ended June 30, 2003 and 2002. Two customers accounted for approximately 25% of accounts receivable at June 30, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

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

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3. SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146, effective January 1, 2003, did not have any impact on our financial condition or results of operations.

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

         In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement effective January 1, 2003. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate that the adoption of SFAS No. 150 will have a material impact on our financial position or results of operations.

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

         In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. As of June 30, 2003, we have incurred total acquisition costs of approximately $1.4 million, including the initial purchase price payment of $600,000 to NewChannel. We do not expect to incur any additional acquisition costs related to this transaction. The total acquisition cost has been allocated to customer contracts and is being amortized ratably over a period of 18 months, representing our current estimate of the expected term of the client relationships. The net amount is included in Other intangibles, net on our June 30, 2003 consolidated balance sheet.

         On May 21, 2003, we were notified by The Nasdaq Stock Market, Inc. that we had regained compliance with Nasdaq’s minimum bid requirement for the Nasdaq SmallCap Market.

         At the Annual Meeting of Stockholders of LivePerson held on May 22, 2003, our stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of the outstanding shares of our common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to authority granted by these proposals, our Board of Directors will have the discretion, at any time on or prior to May 31, 2004, to decide which reverse split proposal to implement, or not to effect a reverse split at all. As set forth in the proxy statement delivered to stockholders in connection with the Annual Meeting, the principal purpose of each reverse split proposal is to increase the market price of our common stock above the minimum bid requirement of $1.00 per share required by Nasdaq. We do not currently intend to effect a reverse split because the bid price for shares of our common stock satisfies the minimum requirement for quotation on the Nasdaq SmallCap Market; however, there can be no assurance that we will not need to or choose to effect a reverse stock split in the future.

         REVENUE

         Our clients pay us a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee accounted for 98% and 98% of total LivePerson services revenue for the three and six months ended June 30, 2003, respectively, and 99% and 99% of total LivePerson services revenue for the three and six months ended June 30, 2002, respectively. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

         We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro for small and medium sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

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

         In the six months ended June 30, 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

         Due to our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and six months ended June 30, 2003 and 2002 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

         COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Revenue. Total revenue increased to $2.8 million and $5.4 million in the three and six months ended June 30, 2003 from $1.9 million and $3.7 million in the comparable periods in 2002. This increase is attributable to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and to a combination of revenue from new clients, increased revenue from existing clients and a greater proportion of new clients purchasing the higher-priced Sales Edition as a result of increased market acceptance of our services. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

         Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $514,000 and $1.0 million in the three and six months ended June 30, 2003 from $318,000 and $656,000 in the comparable periods in 2002. This increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights, as well as increased usage from existing clients and the addition of new clients.

         Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $419,000 and $751,000 for the three and six months ended June 30, 2003 from $281,000 and $577,000 in the comparable periods in 2002. This increase is attributable to an increase in the number of LivePerson product development personnel, as well as increased allocated occupancy costs and related overhead.

         Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $856,000 and $1.6 million in the three and six months ended June 30, 2003 from $493,000 and $1.1 million in the comparable periods in 2002. This increase is primarily attributable to an increase in sales and marketing personnel as a result of both the acquisition of the NewChannel customer contracts and associated rights and the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition.

         General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses decreased slightly to $744,000 in the three months ended June 30, 2003 from $750,000 in the comparable period in 2002. General and administrative expenses increased to $1.6 million in the six months ended June 30, 2003 from $1.4 million in the comparable period in 2002. This increase is primarily attributable to increases in professional services and recruitment costs and, to a lesser extent, to depreciation and bad debt expense related to our allowance for doubtful accounts.

         Amortization of Other Intangibles. Amortization expense was $253,000 and $507,000 in the three and six months ended June, 2003 and $0 and $0 in the comparable periods in 2002 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

         Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees, consultants and directors. Deferred compensation has been amortized over the vesting period of the individual options. We recorded non-cash compensation expense of $42,000 and $48,000 in the three and six months ended June 30, 2003 and $116,000 and $218,000 in the comparable periods in 2002.

         Restructuring Charge. In the three months ended June 30, 2003, we recorded an additional restructuring charge of approximately $1.0 million related to our 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350,000 provision initially provided for in connection with our original restructuring plan in 2001. Because our June 30, 2003 interim financial statements were not yet filed with the SEC when we received notification of the judgment, the recording of this charge in the three months ended June 30, 2003 was required pursuant to SFAS No. 5, “Accounting for Contingencies” and Statement of Auditing Standards No.1, “Codification of Auditing Standards and Procedures, section 560 — Subsequent Events.” See notes 4 and 6 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this report and Part II, Item 1—“Legal Proceedings.”

         Other Income. Interest income was $6,000 and $19,000 for the three and six months ended June 30, 2003 and $34,000 and $71,000 in the comparable periods in 2002, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Other expense was $0 and $8,000 for the three and six months ended June 30, 2003 and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

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

         Net Loss. We had a net loss of $1.0 million and $1.1 million for the three and six months ended June 30, 2003 compared to a net loss of $51,000 and $5.5 million in the comparable periods in 2002. The net loss for the three and six months ended June 30, 2003 is primarily related to the additional restructuring charge of approximately $1.0 million recorded in the second quarter of 2003 described above under “Restructuring Charge.” The net loss for the six months ended June 30, 2002 is primarily attributable to the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above, partially offset by the fact that we did not record any amortization of goodwill in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, we had approximately $8.8 million in cash and cash equivalents, an increase of $778,000 from December 31, 2002. This increase is primarily attributable to net cash provided by operating activities during the six months ended June 30, 2003. We regularly invest excess funds in short-term money market funds.

         Net cash provided by operating activities was $698,000 for the six months ended June 30, 2003 and consisted primarily of a net loss offset by increases in accrued expenses, deferred revenue and amortization expenses, partially offset by an increase in prepaid expenses. Net cash provided by operating activities was $308,000 for the six months ended June 30, 2002 and consisted primarily of a net loss offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, a decrease in accounts receivable, depreciation and amortization expenses partially offset by a decrease in accrued expenses.

         Net cash used in investing activities was $15,000 and $29,000 in the six months ended June 30, 2003 and 2002, respectively, and was due to the purchase of fixed assets.

         Net cash provided by financing activities was $87,000 and $12,000 for the six months ended June 30, 2003 and 2002, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of options.

         We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the six months ended June 30, 2003 and 2002 was approximately $200,000 and $180,000, respectively.

         As of June 30, 2003, our principal commitments were approximately $555,000 under various operating leases, of which approximately $252,000 is due in 2003. We do not currently expect that our principal commitments for the year ended December 31, 2003 will exceed $300,000 in the aggregate. Our capital expenditures are not currently expected to exceed $200,000 in 2003.

         We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. Although revenue increased in the first and second quarters of 2003 compared to the fourth quarter of 2002, our annual revenue growth in 2002 was lower than in 2001, and our annual revenue growth in 2001 was lower than in 2000. As a result, we have incurred significant net losses from inception through June 30, 2003, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of June 30, 2003, we had an accumulated deficit of approximately $106.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

         We have a history of losses, we had an accumulated deficit of $106.3 million as of June 30, 2003 and we may incur losses in the future.

         We have not achieved profitability, and we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $9.8 million for the year ended December 31, 1999, $61.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $1.1 million for the six months ended June 30, 2003. We had total revenue of approximately $5.4 million for the six months ended June 30, 2003, $8.2 million, $7.8 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and less than $615,000 in the year ended December 31, 1999. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. As of June 30, 2003, our accumulated deficit was approximately $106.3 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

         We expect that a substantial majority of our revenue will come from the LivePerson services for the foreseeable future and if we are not successful in selling these services, our revenue will not increase and may decline.

         The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of our services. We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology. Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001, each quarter of 2002 and the first and second quarters of 2003. The increase in revenue in the third and fourth quarters of 2002 was primarily attributable to the acquisition of the NewChannel customer contracts and associated rights. The increase in revenue in the first and second quarters of 2003 was attributable to the acquisition of the NewChannel customer contracts and associated rights and to a combination of revenue from new clients, increased revenue from existing clients and a greater proportion of new clients purchasing the higher-priced Sales Edition. We cannot assure you that we will experience any revenue growth in the future. A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

         Our quarterly revenue and operating results are subject to significant fluctuations, which may adversely affect the trading price of our common stock.

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

         Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the six months ended June 30, 2003, principally due to an increase in accounts receivable as a result of increased sales. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

         We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; 60 employees at December 31, 2002 and 68 employees at June 30, 2003. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; 14 employees at December 31, 2002 and 17 employees at June 30, 2003. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

         We compete directly with companies focused on technology that facilitates real-time sales and customer service interaction. Our competitors include customer service enterprise software providers such as KANA and RightNow Technologies, which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business on the Internet choose sales and customer service technology from such providers.

         We also face potential competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies, including Avaya, Genesys, Aspect Communications, IBM and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales and customer service applications.

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

         We maintain dialogue transcripts of the text-based chats between our clients and Internet users and store on our servers information supplied voluntarily by these Internet users in exit surveys which follow the chats. We provide this information to our clients to allow them to perform Internet user analyses and monitor the effectiveness of our services. Some of the information we collect in text-based chats and exit surveys may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients’ Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

         The need to physically secure and securely transmit confidential information online has been a significant barrier to electronic commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer, or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

         Political, economic and military conditions in Israel could negatively impact our Israeli operations.

         Our product development staff, help desk and online sales personnel are located in Israel. As of June 30, 2003, we had 21 full-time employees in Israel and as of December 31, 2002, we had 19 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 and 2003 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

         Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 45.9% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         Our stock price has been highly volatile and may experience extreme price and volume fluctuations in the future, which could reduce the value of your investment and subject us to litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Rate Fluctuations

         Through June 30, 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

         Collection Risk

         Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the six months ended June 30, 2003, principally due to an increase in accounts receivable as a result of increased sales. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

         Interest Rate Risk

         Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in LivePerson’s internal control over financial reporting during the quarter ended June 30, 2003 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 16, 2001, Corio, Inc. filed a demand for arbitration against us with the American Arbitration Association in San Francisco County, California. The demand was related to a hosted software service contract terminated during 2001. Corio was seeking to recover approximately $1.4 million in damages, fees and expenses. On July 24, 2003, we received notification of a judgment dated July 23, 2003 relating to that arbitration.  The arbitrator awarded Corio damages of approximately $1.1 million plus pre-judgment interest from September 21, 2001, which is likely to total approximately $260,000.  In connection with this matter, we previously reserved $350,000. Accordingly, we recorded an additional restructuring charge of approximately $1.0 million in the second quarter of 2003. (See note 4 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this report.) We are evaluating our options in connection with this judgment, which include a motion to vacate the award.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Use of Proceeds from Registered Securities

         On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of June 30, 2003, we have used approximately $20.1 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on May 22, 2003.

         The stockholders elected Kevin C. Lavan and Robert P. LoCascio as Class III directors, in each case for a three-year term expiring at the 2006 Annual Meeting of Stockholders and upon the election and qualification of his successor.

         The stockholders approved separate proposals to amend our Fourth Amended and Restated Certificate of Incorporation to effect, alternatively, one of three different reverse splits of our issued and outstanding shares of common stock, at a ratio of one-for-three, one-for-five and one-for-seven. Pursuant to the authority granted by the proposals, our Board of Directors will have the discretion to decide which reverse split to implement, or not to effect a reverse split at all, at any time on or prior to May 31, 2004.

         The stockholders ratified the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2003.

         Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Absentions	Broker Non- Votes
Kevin C. Lavan	30,212,586	177,093	--	--
Robert P. LoCascio	30,212,586	177,093	--	--
One-for-Three Reverse Split	30,255,860	131,639	2,180	--
One-for-Five Reverse Split	30,132,248	257,151	280	--
One-for-Seven Reverse Split	30,123,698	265,701	280	--
Ratification of Accountants	30,184,940	180,452	24,287	--

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E. Bixby, dated as of April 1, 2003

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K filed or furnished during the quarter ended June 30, 2003:

         Items 9 and 12 – dated May 1, 2003 and furnished May 8, 2003, announcing the issuance of a press release with regard to the Company’s results of operations and financial condition for the quarter ended March 31, 2003. The information contained in the Current Report on Form 8-K was intended to be furnished under Item 12, “Results of Operations and Financial Condition,” and was provided under Item 9 pursuant to interim guidance issued by the Securities and Exchange Commission in Release Nos. 33-8216 and 34-47583. As such, the information thereunder shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

         Item 5 – dated May 22, 2003 and filed May 23, 2003, announcing (i) the issuance of a press release with regard to the Company regaining compliance with Nasdaq’s minimum bid requirement for the Nasdaq SmallCap Market, and (ii) the results of the voting at the Annual Meeting of Stockholders on May 22, 2003.

         Item 5 – dated and filed June 10, 2003, announcing that the Company’s founder, Chairman and Chief Executive Officer Robert P. LoCascio had advised the Company that he had entered into a written plan for trading shares of LivePerson’s stock designed to comply with Rule 10b5-1 under the Exchange Act and in accordance with LivePerson’s Insider Trading Policy.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC. (Registrant)

Date: August 13, 2003	By: /s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer (duly authorized officer)

Date: August 13, 2003	By: /s/ TIMOTHY E. BIXBY
Name: Timothy E. Bixby
Title: President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E. Bixby, dated as of April 1, 2003

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002