Form 10-Q
period 2003-09-30
LIVEPERSON INC
filed 2003-11-14
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☐ No ☒

As of November 3, 2003, there were 35,688,550 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2003
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$9,644	$8,004
Accounts receivable, net of allowances for doubtful accounts
of $85 and $70 as of September 30, 2003 and December 31, 2002, respectively	469	607
Prepaid expenses and other current assets	401	299

Total current assets	10,514	8,910
Property and equipment, net	346	595
Other intangibles, net	254	1,014
Security deposits	128	124
Other assets	235	194

Total assets	$11,477	$10,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106	$136
Accrued expenses	2,381	1,837
Deferred revenue	1,039	800

Total current liabilities	3,526	2,773

Other liabilities	217	176
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value per share; 5,000,000 shares
authorized, 0 shares issued and outstanding at September 30, 2003 and December 31, 2002	--	--
Common stock, $.001 par value per share; 100,000,000 shares
authorized, 35,352,903 shares issued and outstanding at
September 30, 2003 and 34,060,881 shares issued and outstanding at December 31, 2002	35	34
Additional paid-in capital	114,090	113,061
Deferred compensation	(98)	--
Accumulated deficit	(106,293)	(105,199)
Accumulated other comprehensive loss	--	(8)

Total stockholders' equity	7,734	7,888

Total liabilities and stockholders' equity	$11,477	$10,837

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$3,142	$2,161	$8,497	$5,860

Operating expenses:
Cost of revenue, exclusive of $0 and $0 for the three months ended September 30, 2003 and 2002, respectively, and $0
and $(4) for the nine months ended September 30, 2003 and
2002, respectively, reported below as non-cash
compensation expense	501	480	1,508	1,136
Product development expense	419	303	1,170	880
Sales and marketing expense, exclusive of $0 and $2 for the
three months ended September 30, 2003 and 2002,
respectively, and $0 and $66 for the nine months ended
September 30, 2003 and 2002, respectively, reported below
as non-cash compensation expense	910	600	2,494	1,657
General and administrative expense, exclusive of $143 and
$45 for the three months ended September 30, 2003 and
2002, respectively, and $191 and $203 for the nine months
ended September 30, 2003 and 2002, respectively, reported
below as non-cash compensation expense	916	660	2,464	2,081
Amortization of intangibles	253	125	760	125
Non-cash compensation expense, net	143	47	191	265
Restructuring charge	--	--	1,024	--

Total operating expenses	3,142	2,215	9,611	6,144

Loss from operations	--	(54)	(1,114)	(284)

Other income (expense):
Other expense	--	--	(8)	--
Interest income	9	26	28	97

Total other income, net	9	26	20	97

Income (loss) before cumulative effect of accounting change	9	(28)	(1,094)	(187)
Cumulative effect of accounting change	--	--	--	(5,338)

Net income (loss)	$9	$(28)	$(1,094)	$(5,525)

Basic net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.00	$(0.00)	$(0.03)	$(0.00)
Cumulative effect of accounting change	--	--	--	(0.16)

Net income (loss)	$0.00	$(0.00)	$(0.03)	$(0.16)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.00	$(0.00)	$(0.03)	$(0.00)
Cumulative effect of accounting change	--	--	--	(0.16)

Net income (loss)	$0.00	$(0.00)	$(0.03)	$(0.16)

Weighted average shares outstanding used in basic net income
(loss) per share calculation	34,887,114	34,046,504	34,426,751	34,021,670

Weighted average shares outstanding used in diluted net income
(loss) per share calculation	36,882,683	34,046,504	34,426,751	34,021,670

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,094)	$(5,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	--	5,338
Non-cash compensation expense, net	191	265
Depreciation	281	274
Amortization of intangibles	760	125
Provision for doubtful accounts, net	15	--
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	123	321
Prepaid expenses and other current assets	(102)	(3)
Security deposits	(4)	2
Accounts payable	(30)	33
Accrued expenses	544	483
Deferred revenue	239	(152)

Net cash provided by operating activities	923	1,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32)	(53)
Proceeds from sale of property and equipment	--	13
Cash paid to acquire NewChannel customer contracts	--	(1,288)

Net cash used in investing activities	(32)	(1,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of
options	741	18

Net cash provided by financing activities	741	18

Effect of foreign exchange rate changes on cash and cash equivalents	8	(1)

Net increase (decrease) in cash and cash equivalents	1,640	(150)
Cash and cash equivalents at the beginning of the period	8,004	10,136

Cash and cash equivalents at the end of the period	$9,644	$9,986

Supplemental disclosure of non-cash financing activities:

During the three months ended September 30, 2003, the Company issued 98,302 shares of common stock in connection with the cashless exercise of warrants.

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

         (B) UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The accompanying interim condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2003, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2003 and 2002. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date.

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

        The initial set-up fee principally represents customer service, training and other administrative costs related to the deployment of the LivePerson services. Such fees are initially recorded as deferred revenue and recognized ratably over a period of 24 months, representing the Company’s current estimate of the term of the client relationships. This estimate may change in the future. The Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0 and $0 in the three and nine months ended September 30, 2003, and $0 and $10 in three and nine months ended September 30, 2002, respectively, of set-up fees due to client attrition.

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

        Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three or the nine months ended September 30, 2003 and 2002. One customer accounted for approximately 11% of accounts receivable at September 30, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$9	$(28)	$(1,094)	$(5,525)
Add: Stock-based compensation expense included
in net income (loss) as reported	143	47	191	265
Deduct: Pro forma stock-based compensation cost	(1,043)	(1,788)	(1,355)	(2,771)

Pro forma net loss	$(891)	$(1,769)	$(2,258)	$(8,031)

Basic and diluted net income (loss):
As reported	$0.00	$(0.00)	$(0.03)	$(0.16)

Pro forma	$(0.03)	$(0.05)	$(0.06)	$(0.24)

        The per share weighted average fair value of stock options granted during the nine months ended September 30, 2003 and 2002, was $1.47 and $0.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 5.0%, respectively; and expected life of five years for all periods. During 2003 and 2002, the Company used a volatility factor of 165.6% and 125.0%, respectively.

         (E) BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

        The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the share calculation of basic and diluted net loss. In October 2000, the Company acquired HumanClick Ltd., a private company organized under the laws of Israel (“HumanClick”). Since that time, the Company has included 20,229 shares of common stock in the share calculation of basic and diluted net income (loss), which relate to certain options that were originally issued by HumanClick for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

        Diluted net income per common share for the three month period ended September 30, 2003 includes the effect of options to purchase 1,783,979 shares of common stock with a weighted average exercise price of $0.74 and warrants to purchase 211,590 shares of common stock with a weighted average exercise price of $1.23. Diluted net income per common share for the three month period ended September 30, 2003 does not include the effect of options to purchase 5,226,010 shares of common stock and warrants to purchase 219,659 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the nine month period ended September 30, 2003 does not include the effect of options to purchase 7,009,989 shares of common stock and warrants to purchase 431,249 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine month periods ended September 30, 2002 does not include the effects of options to purchase 5,999,205 shares of common stock and warrants to purchase 457,030 shares of common stock as the effect of their inclusion is anti-dilutive during each period.

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

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

(2) BALANCE SHEET COMPONENTS

        Property and equipment is summarized as follows:

	September 30, 2003	December 31, 2002
	(Unaudited)
Computer equipment and software	$1,424	$1,401
Furniture, equipment and building improvements	35	77

	1,459	1,478
Less accumulated depreciation	1,113	883

Total	$346	$595

        Accrued expenses consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
Professional services and consulting fees	$369	$408
Payroll and related costs	546	585
Sales commissions	36	15
Restructuring charges (see note 4)	1,375	615
NewChannel customer contracts acquisition costs	--	84
Other	55	130

Total	$2,381	$1,837

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

        The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and the Company determined that there was an impairment of the carrying value of goodwill. As part of this analysis, management determined that the Company continued to operate in one operating segment and that it did not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of the fair value of the Company as a whole and of its individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of Company’s carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

        The allocation of fair values to identifiable tangible and intangible assets as of January 1, 2002, resulted in an implied valuation of the goodwill of $0. The implied fair value of goodwill was determined in the same manner as determining the amount of goodwill that would have been required to be recognized in a business combination. That is, under SFAS No. 142, an entity is required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire it. Comparing this implied value to the carrying value resulted in an impairment of $5,338, with no income tax effect. This impairment was recorded as a cumulative effect of accounting change on the Company’s statement of operations as of January 1, 2002.

(4) RESTRUCTURING AND IMPAIRMENT CHARGES

        As a result of the Company’s various 2001 restructuring initiatives, for the year ended December 31, 2001, the Company recorded restructuring and impairment charges of approximately $12,740 in the aggregate.

        The balance of the Company’s accrued restructuring charges as of September 30, 2003 is as follows:

	Balance as of January 1, 2003	Provision for the nine months ended September 30, 2003	Net utilization during the nine months ended September 30, 2003	Balance as of September 30, 2003
Contract terminations (a) (see note 6)	$615	$1,024	$(264)	$1,375

(a) During the second quarter of 2003, the Company recorded an additional restructuring charge of approximately $1,024 related to its 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350 provision initially provided for by management in connection with its original restructuring plan in 2001 (see note 6). Because the Company’s June 30, 2003 interim financial statements were not yet filed with the SEC when the Company received notification of the judgment, the recording of this charge in the second quarter of 2003 was required pursuant to SFAS No. 5, “Accounting for Contingencies” and Statement of Auditing Standards No.1, “Codification of Auditing Standards and Procedures, section 560 — Subsequent Events.”

(5) COMMITMENTS AND CONTINGENCIES

        The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2003 was approximately $117 and $317, respectively, and $96 and $276 for the three and nine months ended September 30, 2002, respectively.

(6) LEGAL PROCEEDINGS

        On or about December 2, 2002, MCI WorldCom Communications, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York, containing claims for unpaid invoices related to a contract with MCI for voice and data services. The complaint sought to recover approximately $761 plus interest. The District Court dismissed the action on the Company’s motion on May 29, 2003 because the contract contained a binding arbitration provision. The matter is presently pending for arbitration with JAMS in New York City in which the Company has denied liability.

        Although the Company believes it has meritorious defenses and intends to defend vigorously the matter described above, and believes that the Company has provided adequate reserves in connection with the claim, the Company cannot assure you that the Company’s defense will be successful and, if it is not, that the Company’s ultimate liability in connection with this claim will not exceed the Company’s reserves or have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

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

 Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0 and $0 in the three and nine months ended September 30, 2003, respectively, and $0 and $10,000 in the three and nine months ended September 30, 2002, respectively, of set-up fees due to client attrition.

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

         ACCOUNTS RECEIVABLE

        Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three or the nine months ended September 30, 2003 and 2002. One customer accounted for approximately 11% of accounts receivable at September 30, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement effective January 1 2003. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

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

        In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. Our acquisition cost was approximately $1.4 million, including the initial purchase price payment of $600,000 to NewChannel. The total acquisition cost has been allocated to customer contracts and is being amortized ratably over a period of 18 months, representing the expected term of the client relationships. The net amount is included in Other intangibles, net on our September 30, 2003 consolidated balance sheet.

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

         REVENUE

        Our clients pay us a monthly fee for our services based on usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee accounted for 98% and 98% of total LivePerson services revenue for the three and nine months ended September 30, 2003, respectively, and 98% and 97% of total LivePerson services revenue for the three and nine months ended September 30, 2002, respectively. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

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

  allocated occupancy costs and related overhead; and

  the cost of supporting our primary and backup network infrastructure, including expenses related to leasing space and connectivity for our services, third-party network monitoring and depreciation of certain hardware and software

        Our product development expenses consist primarily of compensation and related expenses for product development personnel, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

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

        In the nine months ended September 30, 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

        Due to our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2003 and 2002 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

         COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

        Revenue. Total revenue increased to $3.1 million and $8.5 million in the three and nine months ended September 30, 2003 from $2.2 million and $5.9 million in the comparable periods in 2002. This increase is attributable to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and to a combination of revenue from new clients, increased revenue from existing clients and a greater proportion of new clients purchasing the higher-priced Sales Edition as a result of increased market acceptance of our services. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

        Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $501,000 and $1.5 million in the three and nine months ended September 30, 2003 from $480,000 and $1.1 million in the comparable periods in 2002. This increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights in July 2002, as well as increased usage from existing clients and the addition of new clients.

        Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $419,000 and $1.2 million for the three and nine months ended September 30, 2003 from $303,000 and $880,000 in the comparable periods in 2002. This increase is attributable to an increase in the number of LivePerson product development personnel, as well as increased allocated occupancy costs and related overhead.

        Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $910,000 and $2.5 million in the three and nine months ended September 30, 2003 from $600,000 and $1.7 million in the comparable periods in 2002. This increase is primarily attributable to an increase in sales and marketing personnel as a result of both the acquisition of the NewChannel customer contracts and associated rights and the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition.

        General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $916,000 and $2.5 million in the three and nine months ended September 30, 2003 from $660,000 and $2.1 million in the comparable periods in 2002. This increase is primarily attributable to increases in professional services and recruitment costs and, to a lesser extent, to depreciation and bad debt expense related to our allowance for doubtful accounts.

        Amortization of Other Intangibles. Amortization expense was $253,000 and $760,000 in the three and nine months ended September, 2003 and $125,000 and $125,000 in the comparable periods in 2002 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

        Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees, consultants and directors. Deferred compensation has been amortized over the vesting period of the individual options. We recorded non-cash compensation expense of $143,000 and $191,000 in the three and nine months ended September 30, 2003 and $47,000 and $265,000 in the comparable periods in 2002.

        Restructuring Charge. In the second quarter of 2003, we recorded an additional restructuring charge of approximately $1.0 million related to our 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350,000 provision initially provided for in connection with our original restructuring plan in 2001. Because our June 30, 2003 interim financial statements were not yet filed with the SEC when we received notification of the judgment, the recording of this charge in the three months ended June 30, 2003 was required pursuant to SFAS No. 5, “Accounting for Contingencies” and Statement of Auditing Standards No.1, “Codification of Auditing Standards and Procedures, section 560 — Subsequent Events.” See notes 4 and 6 to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this report and Part II, Item 1—“Legal Proceedings.”

        Other Income. Interest income was $9,000 and $28,000 for the three and nine months ended September 30, 2003 and $26,000 and $97,000 in the comparable periods in 2002, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Other expense was $0 and $8,000 for the three and nine months ended September 30, 2003 and was related to the write-off, in the first quarter of 2003, of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

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

        The transitional impairment analysis required upon adoption of SFAS No. 142 was completed during the first quarter of 2002, and we determined that there was an impairment of the carrying value of goodwill. As part of this analysis, we determined that we continued to operate in one operating segment and that we did not have any separate reporting units under SFAS No. 142; accordingly, the impairment analysis was performed on an enterprise-wide basis. This process included obtaining an independent appraisal of our fair value as a whole and of our individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of our carrying value under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which was the accounting rule for impairment of goodwill that preceded SFAS No. 142 and was effective through December 31, 2001. The valuation methodology required by SFAS No. 142 is different than that required by SFAS No. 121. An impairment is more likely to result under SFAS No. 142 because it requires, among other items, the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under SFAS No. 121.

        The allocation of fair values to identifiable tangible and intangible assets as of January 1, 2002, resulted in an implied valuation of the goodwill of $0. The implied fair value of goodwill was determined in the same manner as determining the amount of goodwill that would have been required to be recognized in a business combination. That is, under SFAS No. 142, an entity is required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire it. Comparing this implied value to the carrying value resulted in an impairment of $5.3 million, with no income tax effect. This impairment was recorded as a cumulative effect of accounting change on our statement of operations as of January 1, 2002.

        Net Income (Loss). We had net income of $9,000 and a net loss of $1.1 million for the three and nine months ended September 30, 2003 compared to a net loss of $28,000 and $5.5 million in the comparable periods in 2002. The net loss for the nine months ended September 30, 2003 is primarily related to the additional restructuring charge of approximately $1.0 million recorded in the second quarter of 2003 described above under “Restructuring Charge.” The net loss for the nine months ended September 30, 2002 is primarily attributable to the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2003, we had approximately $9.6 million in cash and cash equivalents, an increase of $1.6 million from December 31, 2002. This increase is primarily attributable to net cash provided by operating activities during the nine months ended September 30, 2003 and to proceeds from the issuance of common stock in connection with the exercise of options. We regularly invest excess funds in short-term money market funds.

        Net cash provided by operating activities was approximately $923,000 for the nine months ended September 30, 2003 and consisted primarily of a net loss offset by increases in accrued expenses, deferred revenue and amortization of intangibles, partially offset by an increase in prepaid expenses. Net cash used in operating activities was approximately $1.2 million for the nine months ended September 30, 2002 and consisted primarily of a net loss offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, an increase in accrued expenses and a decrease in accounts receivable, depreciation and amortization expenses partially offset by a decrease in deferred revenue.

        Net cash used in investing activities was $32,000 in the nine months ended September 30, 2003 and was due to the purchase of fixed assets. Net cash used in investing activities was approximately $1.3 million in the nine months ended September 30, 2002 and was due primarily to the acquisition of the NewChannel customer contracts and associated rights, and to a lesser extent, to the purchase of fixed assets.

        Net cash provided by financing activities was $741,000 and $18,000 for the nine months ended September 30, 2003 and 2002, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of options.

        We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the nine months ended September 30, 2003 and 2002 was approximately $317,000 and $276,000, respectively.

        As of September 30, 2003, our principal commitments were approximately $513,000 under various operating leases, of which approximately $110,000 is due in 2003. We do not currently expect that our principal commitments for the year ended December 31, 2003 will exceed $200,000 in the aggregate. Our capital expenditures are not currently expected to exceed $200,000 in 2003.

        We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. Although revenue increased in each of the three quarters of 2003 compared to the fourth quarter of 2002, our annual revenue growth in 2002 was lower than in 2001, and our annual revenue growth in 2001 was lower than in 2000. As a result, we have incurred significant net losses from inception through June 30, 2003, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of September 30, 2003, we had an accumulated deficit of approximately $106.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

  attract more clients and retain existing clients;

  sell additional operator access accounts for LivePerson’s chat services, which generate monthly fees, and other services to our existing clients;

  increase or maintain current pricing levels for our services;

  effectively market and maintain our brand name;

  respond effectively to competitive pressures;

  continue to develop and upgrade our technology; and

  attract, integrate, retain and motivate qualified personnel.

        If we are unsuccessful in addressing some or all of these risks, our business, financial condition and results of operations would be materially and adversely affected.

        We have a history of losses, we had an accumulated deficit of $106.3 million as of September 30, 2003 and we may incur losses in the future.

        Although we achieved profitability in the three months ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $9.8 million for the year ended December 31, 1999, $61.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $1.1 million for the nine months ended September 30, 2003. We had total revenue of approximately $8.5 million for the nine months ended September 30, 2003, $8.2 million, $7.8 million and $6.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and less than $615,000 in the year ended December 31, 1999. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. As of September 30, 2003, our accumulated deficit was approximately $106.3 million. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock.

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

        The success of our business currently substantially depends, and for the foreseeable future will continue to substantially depend, on the sale of our services. We cannot be certain that there will be client demand for our services or that we will be successful in penetrating the market for real-time sales and customer service technology. Our revenue declined in each of the second and third quarters of 2001, and did not increase materially in the first and fourth quarters of 2001, each quarter of 2002 and each of the first three quarters of 2003. The increase in revenue in the third and fourth quarters of 2002 was primarily attributable to the acquisition of the NewChannel customer contracts and associated rights. The increase in revenue in each of the first three quarters of 2003 was attributable to the acquisition of the NewChannel customer contracts and associated rights and to a combination of revenue from new clients, increased revenue from existing clients and a greater proportion of new clients purchasing the higher-priced Sales Edition. We cannot assure you that we will experience any revenue growth in the future. A decline in the price of, or fluctuation in the demand (by existing or potential clients) for, our services, is likely to cause our revenue to decline.

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

  our clients' business success;

  our clients' demand for our services;

  our ability to attract and retain clients;

  the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

  the introduction of new services by us or our competitors; and

  changes in our pricing policies or the pricing policies of our competitors.

  Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

  seasonal factors affecting our clients' businesses;

  economic conditions specific to the Internet, electronic commerce and online media; and

  general economic and political conditions.

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

        Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the nine months ended September 30, 2003, principally due to an increase in accounts receivable as a result of increased sales. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

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

        We had 73 employees at December 31, 1999; 181 employees at December 31, 2000; 68 employees at December 31, 2001; 60 employees at December 31, 2002 and 73 employees at September 30, 2003. In the area of technology, we had 19 employees at December 31, 1999; 40 employees at December 31, 2000; 12 employees at December 31, 2001; 14 employees at December 31, 2002 and 18 employees at September 30, 2003. Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In both the first and third quarters of 2001, in addition to conducting regularly-occurring performance-related terminations, we commenced restructuring plans pursuant to which we eliminated a large number of positions in response to changes in our business needs, such as redundancies in our research and development and client support functions and the transition of a portion of our sales efforts from direct sales to more automated Internet-based sales processes. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly further reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

  difficulties in integrating operations, technologies, products and personnel with LivePerson;

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

  damage to our reputation;

  lost sales;

  delays in or loss of market acceptance of our products; and

  unexpected expenses and diversion of resources to remedy errors.

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

  enhance the features and performance of the LivePerson services;

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

  longer operating histories;

  larger client bases;

  greater brand recognition;

  more diversified lines of products and services; and

  significantly greater financial, marketing and other resources.

        These competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

  undertake more extensive marketing campaigns;

  adopt more aggressive pricing policies; and

  make more attractive offers to businesses to induce them to use their products or services.

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

        Our product development staff, help desk and online sales personnel are located in Israel. As of September 30, 2003, we had 21 full-time employees in Israel and as of December 31, 2002, we had 19 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 and 2003 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

  continued growth in the number of users;

  concerns about transaction security;

  continued development of the necessary technological infrastructure;

  development of enabling technologies;

  uncertain and increasing government regulation; and

  the development of complementary services and products.

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

        Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The United States Congress has enacted Internet legislation relating to issues such as children’s privacy, copyright and taxation. The children’s privacy legislation imposes restrictions on the collection, use and distribution of personal identification information obtained online from children under the age of 13. The copyright legislation establishes rules governing the liability of Internet service providers and Web site publishers for the copyright infringement of Internet users. The tax legislation exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. Additional legislation is pending to make the tax exemption permanent. Additionally, the European Union has adopted a directive addressing data privacy which imposes restrictions on the collection, use and processing of personal data. Existing legislation and any new legislation could hinder the growth in use of the Internet generally and decrease the acceptance of the Internet as a medium for communication, commerce and advertising. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take several years to determine whether and how existing laws such as those governing intellectual property, taxation and personal privacy apply to the Internet and Internet services. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, which may impose additional burdens on companies conducting business online. Our business, results of operations and financial condition could be materially and adversely affected if we do not comply with recent legislation or laws or regulations relating to the Internet that are adopted or modified in the future.

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

        Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 35.5% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

  variations in our quarterly operating results;

  changes in market valuations of publicly-traded companies in general and Internet and other technology companies in particular;

  our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;

  our failure to complete significant sales;

  additions or departures of key personnel;

  future sales of our common stock;

  changes in financial estimates by securities analysts; and

  terrorist attacks against the United States or in Israel, the engagement in hostilities or an escalation of hostilities by or against the United States or Israel, or the declaration of war or national emergency by the United States or Israel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Currency Rate Fluctuations

        Through September 30, 2003, our results of operations, financial position and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

         Collection Risk

        Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the nine months ended September 30, 2003, principally due to an increase in accounts receivable as a result of increased sales. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

         Interest Rate Risk

        Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in LivePerson’s internal control over financial reporting during the quarter ended September 30, 2003 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On or about December 2, 2002, MCI WorldCom Communications, Inc. filed a complaint against us in the United States District Court for the Southern District of New York, containing claims for unpaid invoices related to our contract with MCI for voice and data services. The complaint sought to recover approximately $761,000 plus interest. The District Court dismissed the action on our motion on May 29, 2003 because the contract contained a binding arbitration provision. The matter is presently pending for arbitration with JAMS in New York City in which we have denied liability.

        Although we believe we have meritorious defenses and intend to defend vigorously the matter described above, and believe that we have provided adequate reserves in connection with the claim, we cannot assure you that our defense will be successful and, if it is not, that our ultimate liability in connection with this claim will not exceed our reserves or have a material adverse effect on our results of operations, financial condition, or cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)        Not applicable.

    (b)        Not applicable.

    (c)        Recent Sales of Unregistered Securities

        We issued an aggregate of 98,302 shares of Common Stock on September 19, 2003 upon the exercise of a warrant by FG-LP, in consideration of the termination of the right to purchase an additional 77,479 shares of Common Stock, pursuant to the warrant’s net exercise provision. The shares were issued to the partners of FG-LP. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

    (d)        Use of Proceeds from Registered Securities

        On April 12, 2000, we consummated our initial public offering of 4,000,000 shares of common stock, for which trading on the Nasdaq National Market commenced on April 7, 2000, pursuant to the Registration Statement on Form S-1, file number 333-95689, which was declared effective by the Securities and Exchange Commission on April 6, 2000. The managing underwriters of the offering were Chase Securities Inc., Thomas Weisel Partners LLC and PaineWebber Incorporated. The offering did not terminate until after the sale of all securities registered. The aggregate price of the offering shares was $32.0 million and our net proceeds were approximately $28.1 million after underwriters’ discounts and commissions of approximately $2.2 million and other expenses of approximately $1.7 million. Except for salaries, and reimbursements for travel expenses and other out-of-pocket costs incurred in the ordinary course of business, none of the proceeds from the offering have been paid by us, directly or indirectly, to any of our directors or officers or any of their associates, or to any persons owning ten percent or more of our outstanding stock or to any of our affiliates. As of September 30, 2003, we have used approximately $20.1 million of the net proceeds from the offering for product development costs, sales and marketing activities and working capital and invested the remainder in cash and cash equivalents pending its use for other purposes.

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

        (b) Current Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003:

        Item 5 – dated and filed July 24, 2003, announcing the Company’s notification of a judgment dated July 23, 2003 relating to an arbitration proceeding with Corio, Inc.

        Items 5, 7, 9 and 12 – dated July 23, 2003 and filed and furnished July 28, 2003, announcing (i) the issuance of a press release with regard to the Company’s results of operations and financial condition for the quarter ended June 30, 2003; and (ii) the recording of a charge of approximately $1.0 million in the quarter ended June 30, 2003 as a result of the award in the Corio arbitration. The information contained in Item 9 of the Current Report on Form 8-K was intended to be furnished under Item 12, “Results of Operations and Financial Condition,” and was provided under Item 9 pursuant to interim guidance issued by the Securities and Exchange Commission in Release Nos. 33-8216 and 34-47583. As such, the information thereunder shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

        Item 5 – dated and filed September 26, 2003, announcing that Company director Richard L. Fields, together with Allen & Company Incorporated, had advised the Company that they had jointly entered into a written plan for selling shares of LivePerson’s stock designed to comply with Rule 10b5-1 under the Exchange Act and in accordance with LivePerson’s Insider Trading Policy.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC. (Registrant)

Date: November 14, 2003	By: /s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer (duly authorized officer)

Date: November 14, 2003	By: /s/ TIMOTHY E. BIXBY
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