Form 10-K
period 2003-12-31
LIVEPERSON INC
filed 2004-03-29
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 000-30141

LIVEPERSON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3861628
(State of incorporation)	(I.R.S. employer identification number)

462 SEVENTH AVENUE, 21st FLOOR	10018
NEW YORK, NEW YORK	(Zip Code)
(Address of principal executive offices)

(212) 609-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|      No  |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_|      No |X|

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $34,931,446 (computed by reference to the last reported sale price on the Nasdaq SmallCap Market on that date). The registrant does not have any non-voting common stock outstanding.

     On March 15, 2004, 37,265,159 shares of the registrant’s common stock were outstanding.

     Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed not later than April 29, 2004, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2003 ANNUAL REPORT ON FORM 10-K

     STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. (“LIVEPERSON”) THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION CAPTIONED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

PART I

ITEM 1. BUSINESS

Overview

     LivePerson, Inc., an online communication application service provider (ASP), delivers real-time sales, marketing and customer service solutions for companies that conduct business online. Over 3,000 businesses currently employ LivePerson’s suite of products and services. We believe our products and services help our clients increase revenue and productivity, efficiently respond to customer inquiries and build customer relationships.

     LivePerson’s products and services enable sales and customer service teams to interact with their customers online in a cost-effective and secure real-time environment. Through the use of the LivePerson application, companies can engage online customers at critical points in the buying process. We believe the ability to communicate with the right customer at the right time helps to increase revenue by increasing online sales conversion rates, improve the efficiency of sales and customer service operators and decrease overall customer support costs. The continued advancement of these combined capabilities has enabled LivePerson to develop into an online communication service provider. Traditionally, companies deployed and maintained software on their own internally managed networks. Through application service providers, companies can now outsource much of this technology. We offer our solutions via ASP delivery, which allows our clients to eliminate the large hardware and software investment typically associated with enterprise software applications. Because our application is hosted on servers that are managed by us, our clients benefit from limited software requirements, no hardware installations and minimum effort for upgrades. Clients may also easily add additional services upon request.

     With LivePerson’s real-time chat applications, a company’s customer service and sales agents are able to respond to customer inquiries quickly and efficiently. By using features such as preformatted responses, repeat visitor alerts, proactive engagement tools and chat transcripts, companies can offer online shoppers a more enhanced and satisfactory customer experience. Based on feedback from our clients, we believe that businesses that use LivePerson’s products and services begin to see an immediate return on their investment as customers who complete a chat with a sales or customer service representative often purchase more items and make purchases more frequently than those who do not. Companies also realize lower customer support costs as operators can handle up to four incoming customer inquiries at one time. Combining the interactive nature of the Internet with the dependability of traditional customer service, LivePerson’s applications help companies build strong, long-lasting consumer relationships, convert browsers into buyers and turn one-time visitors into loyal customers.

     The LivePerson suite of products and services includes Service Edition, LivePerson’s integrated call center application that enables chat, email and self-service interaction; Sales Edition, a proactive online sales application; and LivePerson Pro for small businesses.

     LivePerson currently has more than 3,000 clients, including key players in the software, financial services, retail, telecom and cable television sectors. The 2003 client list includes Ameritrade, Bell Canada, Bell South, Computer Associates, EarthLink, Hewlett-Packard, Microsoft, Neiman Marcus, Qwest and VeriSign.

     LivePerson was incorporated in the State of Delaware in November 1995 and the initial LivePerson service was introduced in November 1998.

Industry Background

     According to a 2003 Jupiter Research study, online retail spending will reach $105 billion by 2007, and will account for five percent of all U.S. retail spending. More significantly, by 2007 the Internet will influence 34% of all U.S. retail spending according to the same Jupiter Research study. To effectively compete in this environment, online businesses increasingly strive to provide high quality customer service and interactive sales capabilities to attract and retain customers. Companies must focus on their customers to prevent the loss of revenue and market share to their competitors.

     Another Jupiter Research study in 2003 showed that 58% of consumers surveyed said they would call when an email goes unanswered, potentially doubling processing costs, while 36% said they would send another email. LivePerson’s integrated chat and email capability enables companies to resolve issues in real time thereby increasing customer satisfaction and reducing transaction costs.

The LivePerson Solution

     LivePerson’s services enable site monitoring and proactive interaction capabilities that create an online experience very much like a traditional offline sales or service environment, by enabling clients to welcome Web site visitors, share marketing or promotional information with them, and engage them in an online, text-based conversation, all within the feature set of the LivePerson solution. The combined solution provides a complete online communication platform.

     To implement our text-based chat, email and frequently asked question (FAQ) services, our clients simply place a LivePerson-branded or custom-created icon on one or more pages of their Web sites and give their operators access to our service via the Internet. When an Internet user browsing a client’s Web site desires live text-based assistance, the user simply clicks on the icon. This causes a dialogue window to appear on the user’s screen. The Internet user and our client’s operator then engage in a real-time online conversation in this dialogue window. The operator may incorporate graphics and links to Web pages into the dialogue window. Our service enables this live conversation by linking the Internet user and our clients’ operators through our proprietary technology, which resides on our servers. Our clients may also have their customer service operators proactively engage in chat conversations with their customers, or provide customized marketing or promotional information directly to those customers. To enable the proactive capability, our clients place monitoring tags on key Web site pages to gather information about site traffic and visitor flow through the site.

     Our integrated email solutions enable our clients’ customer service operators to respond to both chat and email inquiries via an integrated queue of activity, with a single view of all incoming traffic. We create and store conversation transcripts, email text and related data, and we also enable our clients to generate optional Internet user exit surveys, which our clients can use to collect additional information about Internet users. Stored data includes the Internet user’s name, browser type, Internet Protocol (IP) address, responses to exit surveys, the operator’s identity and time stamps for each transmission. In addition, we provide our clients with tools to analyze the stored information. These tools include summary reports of the number of chats or emails in certain periods, the duration of chats, filters to sort data from exit surveys, statistical summaries of those data and statistical summaries of operator performance. These administrative functions are designed to help our clients replicate traditional call center and sales support tools in an online environment.

     LivePerson’s products and services enable clients to:

  Maximize Sales Opportunities. Clients can quickly and easily respond to Internet user inquiries and proactively engage top prospects on a Web site in real time. Live interaction with Internet users creates opportunities to:

    answer questions on demand and resolve online customers’ issues as they occur;

    assist in completing sales that might otherwise have been abandoned without one-to-one real-time interaction; and

    market additional products and services in order to increase average order sizes.

  Strengthen Relationships with Online Customers. Personalized service generates increased customer satisfaction. LivePerson’s products and services enable our clients to build relationships with their online customers and offer our clients the opportunity to market to online customers on a one-to-one basis. Furthermore, transcripts from LivePerson chats and optional exit surveys often provide relevant customer data and valuable real-time feedback. Clients may then use this information to modify their product offerings and marketing efforts, improve Web site navigation and refine their FAQ listings. In addition, to address a Web site visitor’s time-sensitive inquiries and desire for real-time information and support, LivePerson’s applications allow our clients to respond rapidly to their customers’ demands.

  Reduce Operating Costs. Customer service operators using the LivePerson service can interact with as many as four users simultaneously. As a result, an operator can provide service to more Internet users, thereby reducing cost per interaction. In addition, operators can create and use pre-formatted responses, allowing them to improve response time and operator efficiency.

  Maximize Efficiency. Many Internet users use multiple channels to communicate with Web site owners. Redundancy between email and chat can be eliminated using LivePerson’s integrated queue. A site visitor may request assistance via email and then proceed to chat with a clients’ customer service operator; in these instances, the need for redundant responses can often be eliminated.

  Access Industry Best Practices. LivePerson’s professional services team provides ongoing training and support to ensure the sharing of best practices among clients.

     Because LivePerson is an ASP and provides clients with a service rather than an in-house technology solution, clients realize the following additional benefits:

  Low Fees. We charge our clients reasonable ongoing fees. A set-up fee is also charged to certain of our larger clients who require more sophisticated implementation and training.

  Effective Use of Internal Resources. Because LivePerson’s applications are outsourced, clients can devote their information technology resources to other priorities.

  Rapid Deployment. LivePerson provides the technology needed to facilitate real-time sales, marketing and customer service without customization. Clients simply download a small client-side software program over the Internet and may immediately provide the LivePerson services to their end users. Client operators and online customers can use our services with any standard Web browser.

  Automatic Upgrades. All upgrades to the LivePerson applications are installed on our servers. As a result, upgrades are immediately available and require only a minimal, menu-driven update to the client’s software and no action by their customers. We provide additional training as and if required by the upgraded feature sets.

  Ease of Expansion. All of the LivePerson applications are built for flexibility and growth. Clients can easily expand with additional services and operator licenses simply by requesting them.

The LivePerson Services

     The LivePerson suite of products and services includes Service Edition, LivePerson’s integrated call center application that enables chat, email and self-service interaction; Sales Edition, a proactive online sales application; and LivePerson Pro for small businesses.

LivePerson Service Edition

     LivePerson Service Edition is our integrated chat, email and knowledgebase product for contact centers. Our clients use this solution to provide instant support to their customers and prospects during critical stages of online processes. With LivePerson Service Edition, clients place a LivePerson-branded or custom-created “live help” icon on their Web site that allows a customer browsing a client’s Web site to simply click on the icon and launch a LivePerson dialogue window for text-based chat, or enables site visitors to transmit an email inquiry or search a knowledgebase. These services enhance online sales and service efforts by offering Internet users a self-help option, which is especially useful for those customers with routine inquiries. Our knowledgebase uses a natural language processing engine to answer customer questions. Customers can also submit inquiries through the message management system or download a product document, brochure or application with the searchable document library, all from one common interface.

     Set-up and training for Service Edition requires from a few hours to a few days depending on the size and scope of the implementation. LivePerson customer service personnel carefully train our clients’ staffs and implement technology to fully enable Service Edition clients to support inquiries within days of initial implementation.

LivePerson Sales Edition

     LivePerson Sales Edition is based on an advanced rule-based engine technology, enabling our clients to offer personalized interaction and proactive, real-time sales support. Sales Edition clients typically see online sales conversion rates increase for those end users who engage in a real-time conversation. Setup and training for Sales Edition typically occurs over a 90-day Proof of Concept period. A dedicated LivePerson account manager carefully trains our clients’ staffs and implements technology at our clients’ locations to fully enable Sales Edition clients to support inquiries within days of initial implementation.

LivePerson Pro

     LivePerson Pro, LivePerson’s basic sales and customer service interaction tool for small- and medium-sized businesses, allows small customer service and sales operations to receive the benefits of live chat at an affordable price. LivePerson Pro contains similar features to LivePerson Service Edition, but excludes certain features, such as automatic call distribution and operations reports, designed for support teams that handle thousands of incoming chats each day.

     Launching LivePerson Pro requires:

  Account Set-Up. LivePerson creates operator names and passwords for clients.

  Site Set-Up. Clients place a simple HTML link and/or monitoring tag on specific Web site pages.

  Training. LivePerson provides onsite or telephone-based training of operators and administrators, if necessary.

     Set-up and training can generally be accomplished within the same day. LivePerson also maintains a 24-hour per day/seven-day per week help desk to assist Pro clients with any technical concerns or issues.

Our Strategy

     Our objective is to enhance our current position as a provider of real-time sales, marketing and customer service solutions for companies that conduct business online. The continued development of these capabilities will enable us to strengthen our position as an online communication service provider. The key elements of our strategy include:

     Strengthening our Position in Target Markets and Growing our Recurring Revenue Base. We intend to extend our market position by significantly increasing our installed client base. We plan to continue to focus primarily on internal corporate call centers in the financial services, computer software and hardware, retail and telecom industries, as well as small businesses, as our key target markets. We intend to capitalize on our growing base of existing clients by selling them additional services and other services as online shoppers are increasingly exposed to the benefits and functionality of live text-based interaction. Increasing our client base will enable us to continue to strengthen our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales, marketing and customer service solutions.

     Increasing the Value of our Service to our Clients. We strive to continuously add new features and functionality to our live interaction platform. Because we manage the server infrastructure, we can make new features available immediately to our clients without client or end-user installation of software or hardware. We currently offer a suite of reporting and administrative tools as part of our overall suite of services. We will continue to develop more comprehensive tools for appropriate sectors of our client base, while adding further interactive capabilities. We will also continue to develop additional services that will provide value to our clients. For example, we intend to provide more robust advisory services to our clients that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. We have recently added an integrated email response capability and a more robust knowledgebase functionality to our product offerings. Through these and other initiatives, we intend to increase the value of our services to clients and their reliance on its benefits, which we believe will result in additional revenue from both new and existing clients over time.

     Continuing to Build Strong Brand Recognition. Our brand name is generally prominently displayed on the pop-up dialogue window that appears when an Internet user commences a text-based chat. In addition, our clients see our brand name when they log into our server infrastructure, which typically occurs on a daily basis, with many logged into our servers on a continuous basis. We believe that high visibility placement of our brand name will create greater brand awareness and increase demand for the LivePerson services. In addition, we intend to leverage increasing awareness of our brand and our reputation as a provider of real-time sales, marketing and customer service technology to become a well-recognized solution for companies that conduct business online.

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

     Evaluating Strategic Alliances and Acquisitions where Appropriate. We continue to seek opportunities to form strategic alliances with or to acquire other companies that can accelerate our growth or broaden our product offerings. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, on-line customer service applications to small- and mid-sized businesses. In July 2002, we acquired the customer contracts and associated rights of NewChannel, Inc., a Silicon Valley based provider of proactive online sales services. In December 2003, we acquired certain identifiable assets of San Diego-based Island Data Corporation, a provider of knowledgebase services to large corporate clients.

     We have no commitments with respect to any strategic alliances or acquisitions and we are not currently engaged in any material negotiations with respect to these opportunities.

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

Clients

     Our client base includes dedicated Internet companies, Fortune 1000 companies and other companies with established commercial Web sites. Our service benefits companies of all sizes doing business on the Internet. We continue to focus primarily on internal corporate call centers in the financial services, computer software and hardware, retail and telecom industries, as well as small businesses, as our key target markets.

     The following is a representative list of our clients among those generating at least $24,000 in revenue during 2003:

American Airlines Credit Union	Federated Department Stores	Neiman Marcus
American Power Conversion	Ford Motor Company	Pacific Sunwear
Ameritrade	HP	Qwest
Bell Canada	IndyMac Bank	TechnoBrands
Bell South	Intranets.com	VeriSign
Computer Associates	Kinko’s	Wall Street Access
EarthLink	Maersk Sealand	World Sports Exchange
eHealthInsurance	Microsoft

Sales, Client Support and Marketing

     Sales. LivePerson sells its products primarily via telephone, the LivePerson chat services or direct automated download from the Internet. Due to the relatively low start-up costs of the LivePerson services, experience has shown that purchase approval frequently comes from customer service, sales or marketing managers, and requires little or no involvement on the part of a client’s information technology staff. LivePerson sells its services mainly through a direct sales organization that targets companies – primarily internal corporate call centers in the financial services, computer software and hardware, retail and telecom industries, as well as small businesses – seeking to improve customer relations and increase sales and lead generation online. Additionally, potential clients contact LivePerson as a result of trade show exhibits, press releases, news articles, online and offline advertising campaigns or visits to our Web site. Sales agents demonstrate the LivePerson services online and, for larger accounts, provide in-person service demonstrations.

     LivePerson has also begun to enter into contractual arrangements that complement our direct sales force. These arrangements primarily include sales partner organizations and individuals in key markets who receive compensation through a commission-based plan. Revenue from these partnerships is not material.

     Client Support. The LivePerson professional services group provides support to major clients throughout the launch of the LivePerson application and continues to manage that relationship over time. Each client has access to help desk services, while larger clients also have access to an account manager for ongoing support and process improvement.

     Marketing. The LivePerson marketing strategy focuses on building brand awareness of LivePerson as a provider of real-time sales, marketing and customer service solutions for companies conducting business online. Marketing is targeted primarily on internal corporate call centers in the financial services, computer software and hardware, retail and telecom industries, as well as small businesses. Marketing efforts consist primarily of direct communication efforts to potential and existing users through interactive email, direct mail, focused tradeshows and real-time chat, as well as channel support through newsletters and trade publications.

     The LivePerson marketing strategy also includes public relations efforts through which LivePerson participates in interviews with media, industry and financial analysts that often result in published articles and research. Other initiatives include speaking engagements and byline articles featuring our executives. LivePerson also develops potential sales relationships through the use of case studies featuring the successes of our existing client relationships.

Competition

     The market for sales and customer service technology is intensely competitive. Relatively few substantial barriers to entry in this market exist, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage scalable network architecture.

     LivePerson competes directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson also faces significant competition from two customer service enterprise software providers, KANA and RightNow Technologies, which offer hosted solutions. The current competition within the proactive sales market is minimal. The most significant barriers to entry in this market are knowledge of:

  online consumer purchasing habits;

  how to correctly engage customers;

  metrics proving return on investment; and

  recent technology innovations.

     LivePerson also faces competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies may also leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications.

     Finally, LivePerson competes with clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

     LivePerson believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. When compared to LivePerson, some of our larger current and potential competitors have:

  longer operating histories;

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

Technology

     Three key technological features distinguish the LivePerson services:

  All of our customers share the same servers, databases, and network connections. We are therefore able to accommodate our expanding customer base and increasing system usage in a very cost-effective manner. Our primary servers are hosted in a fully secured third-party server center in the Eastern United States and are supported by a backup server facility located in the Southwestern United States.

  Our network, hardware and software are designed to accommodate our clients’ demand for secure, high-quality 24-hours per day/seven-days per week service.

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

     Software Design. Our software design is based on client server architecture. As an application service provider, our customers install only the LivePerson software client (Windows or Java-based) on their operators’ workstations. Visitors to our clients’ Web sites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our clients’ operators.

     Our software design is also based on open standards. These standard protocols facilitate integration with our clients’ legacy and third-party systems, and include:

  Java

  XML (Extensible Mark-up Language)

  HTML (Hypertext Mark-up Language)

  SQL (Structured Query Language)

  HTTP (Hypertext Transfer Protocol)

     Network Architecture. The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a third-party server center with redundant network connections, servers and other infrastructure, ensuring high availability and up-time. We also maintain a backup server infrastructure at a remote location for effective disaster recovery. For increased security, we use advanced firewall architecture. We also enable our clients to encrypt their sensitive data using industry standard encryption algorithms.

Government Regulation

     We are subject to federal, state and local regulation, and laws of jurisdictions outside of the United States, including laws and regulations applicable to computer software and access to or commerce over the Internet. Due to the increasing popularity and use of the Internet and various other online services, it is likely that a number of new laws and regulations will be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

     As a result of collecting data from live online Internet user dialogues, our clients may be able to analyze the commercial habits of Internet users. Privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our clients may be harmed by any laws or regulations that restrict the ability to collect or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has adopted legislation which governs the collection and use of certain personal information. The U.S. Federal Trade Commission has also taken action against Web site operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients’ ability to collect and use information about their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

     In addition to privacy legislation, any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, as we operate outside the U.S., the international regulatory environment relating to the Internet could have a material adverse effect on our business, results of operations and financial condition.

Intellectual Property and Proprietary Rights

     We rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

     Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Employees

     As of March 15, 2004, we had 58 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Web Site Access to Reports

     We make available, free of charge, on our Web site (www.liveperson.com) our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical, after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     We currently lease approximately 7,000 square feet at our headquarters location in New York City, through October 2004.

     Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Raanana, Israel of approximately 4,000 square feet, under leases expiring in September 2005.

ITEM 3. LEGAL PROCEEDINGS

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

     Although we believe that we have meritorious defenses and intend to defend vigorously the matter described above, and believe that we have provided adequate reserves in connection with the claim, we cannot assure you that our defense will be successful and, if it is not, that our ultimate liability in connection with this claim will not exceed our reserves or have a material adverse effect on our results of operations, financial condition, or cash flows.

     On November 16, 2001, Corio, Inc. filed a demand for arbitration against us with the American Arbitration Association in San Francisco County, California. The demand was related to a hosted software service contract terminated during 2001. In December 2003, the matter was settled and we paid Corio approximately $1.4 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

     Our common stock was quoted on the Nasdaq National Market under the symbol “LPSN” from our initial public offering on April 7, 2000 until May 28, 2002, and has been quoted on the Nasdaq SmallCap Market under the same symbol since that time. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the range of high and low bid information (in dollars per share) of our common stock as quoted on the Nasdaq National Market or the Nasdaq SmallCap Market:

	High	Low

Year ended December 31, 2002:
First Quarter	$0.81	$0.29
Second Quarter	$0.98	$0.33
Third Quarter	$0.82	$0.33
Fourth Quarter	$0.94	$0.51

Year ended December 31, 2003:
First Quarter	$1.26	$0.65
Second Quarter	$1.99	$0.75
Third Quarter	$4.17	$1.64
Fourth Quarter	$7.48	$3.75

HOLDERS

     As of March 15, 2004, there were approximately 189 holders of record of our common stock.

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

     We issued an aggregate of 118,152 shares of Common Stock on October 8, 2003 upon the exercise of a warrant by Allen & Company Incorporated, in consideration of the termination of the right to purchase an additional 77,161 shares of Common Stock, pursuant to the warrant’s net exercise provision. The shares were issued to Allen & Company Incorporated and certain of its affiliates and customers. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

     We issued 4,733 shares of Common Stock on October 10, 2003 upon the exercise of a warrant by Alan Braverman, in consideration of the termination of the right to purchase an additional 3,079 shares of Common Stock, pursuant to the warrant’s net exercise provision. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

     We issued 55,723 shares of Common Stock on October 29, 2003 upon the exercise of a warrant by Sterling Payot Capital, LP, in consideration of the termination of the right to purchase an additional 22,401 shares of Common Stock, pursuant to the warrant’s net exercise provision. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2003.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by stockholders (1)	5,723,000	$1.46	5,356,769
Equity compensation plans not
approved by stockholders (2)	150,000	$0.69	—
Total	5,873,000	$1.44	5,356,769
(1)	Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)	On December 11, 2002, we issued a warrant to purchase 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. Because approval was not required at the time, our stockholders did not approve the issuance of the warrant.

(3)	Excludes securities reflected in column (a). The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. The number of shares of common stock available for issuance under our Employee Stock Purchase Plan automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. Effective October 2001, we suspended our Employee Stock Purchase Plan until further notice. Also see Note 5 to our consolidated financial statements.

ISSUER PURCHASES OF EQUITY SECURITIES

     We did not repurchase any of our securities during any month within the quarter ended December 31, 2003.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2001, 2000 and 1999 and the related statements of operations for the years ended December 31, 2000 and 1999 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Year Ended December 31,

2003		2002	2001	2000	1999

(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Service revenue	$12,023	$8,234	$7,806	$6,279	$576
Programming revenue	—	—	—	—	39

Total revenue	12,023	8,234	7,806	6,279	615

Operating expenses:
Cost of revenue, exclusive of $0, $0, $(193), $1,109
and $198 for the years ended December 31, 2003, 2002,
2001, 2000 and 1999, respectively, reported below as
non-cash compensation expense	2,028	1,604	6,740	7,888	856
Product development, exclusive of $0, $0, $(181),
$1,476 and $566 for the years ended December 31, 2003, 2002,
2001, 2000 and 1999, respectively, reported below as
non-cash compensation expense	1,641	1,283	3,509	8,209	1,637
Sales and marketing, exclusive of $0, $0, $376,
$4,822 and $577 for the years ended December 31, 2003, 2002,
2001, 2000 and 1999, respectively, reported below as
non-cash compensation expense	3,555	2,177	5,089	14,529	3,987
General and administrative, exclusive of $343, $365,
$675,$5,838 and $1,338 for the years ended December 31,
2002, 2001, 2000, 1999 and 1998, respectively,
reported below as non-cash compensation expense	3,267	2,811	5,694	6,994	1,706
Amortization of goodwill and other intangibles	1,014	357	2,975	619	—
Non-cash compensation expense, net	343	365	677	13,245	2,679
Non-cash compensation credit related to restructuring, net	—	—	(1,720)	—	—
Restructuring and impairment charges	1,024	1,186	12,740	—	—

Total operating expenses	12,872	9,783	35,704	51,484	10,865

Loss from operations	(849)	(1,549)	(27,898)	(45,205)	(10,250)

Other income (expense):
Other income (expense)	(8)	—	109	65	—
Interest income	41	126	538	1,839	474
Interest expense	—	(10)	(10)	(33)	(1)

Total other income, net	33	116	637	1,871	473

Loss before cumulative effect of accounting change	(816)	(1,433)	(27,261)	(43,334)	(9,777)
Cumulative effect of accounting change	—	(5,338)	—	—	—

Net loss	(816)	(6,771)	(27,261)	(43,334)	(9,777)
Non-cash preferred stock dividend	—	—	—	(18,000)	—

Net loss attributable to common stockholders	$(816)	$(6,771)	$(27,261)	$(61,334)	$(9,777)

Basic and diluted net loss per common share:
Loss before cumulative effect of accounting change	$(0.02)	$(0.04)	$(0.80)	$(2.50)	$(1.38)
Cumulative effect of accounting change	—	(0.16)	—	—	—

Net loss	$(0.02)	$(0.20)	$(0.80)	$(2.50)	$(1.38)

Weighted average basic and diluted shares outstanding	34,854,802	34,028,702	33,987,895	24,535,078	7,092,000

			December 31,

	2003	2002	2001	2000	1999

			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,898	$8,004	$10,136	$20,449	$14,944
Working capital	8,486	6,137	7,878	20,280	13,380
Total assets	13,537	10,837	17,627	47,000	19,570
Redeemable convertible preferred stock	—	—	—	—	18,990
Total stockholders’ equity (deficit)	9,336	7,888	14,271	42,775	(2,046)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Statements in the following discussion about LivePerson that are not historical facts are forward-looking statements based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. These forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from such statements. Any such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our company policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. Actual events or results may differ materially from those contained in the projections or forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section captioned “—Risk Factors That May Affect Future Results.”

Subsequent Events

     In January 2004, we filed a registration statement with the Securities and Exchange Commission to register the resale of up to 500,000 shares of our common stock by Island Data Corporation. Our registration of the resale of the shares was required by our agreement to purchase certain identifiable assets from Island Data. See “—Overview.” We currently estimate our obligation to issue shares of our common stock to Island Data as a portion of the purchase price to be approximately 375,000 shares in total, some of which were issued in February 2004 and March 2004 as described below. The exact number of shares will be determined according to an earn-out formula contained in the agreement. Any shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the earn-out formula, will be deregistered. We will not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement.

     In January 2004, we filed a shelf registration statement with the Securities and Exchange Commission relating to 4,000,000 shares of our common stock that we may issue from time to time. We have no immediate plans to offer or sell any shares under this shelf registration. We presently intend to use the net proceeds from any sale of the registered shares for general corporate purposes, working capital and potential strategic acquisitions. We would announce the terms of any issuance in a filing with the Securities and Exchange Commission at the time we offer or sell the shares.

     In February 2004, we issued 76,074 shares of our common stock to Island Data as the first stock portion of the purchase price, determined according to an earn-out formula contained in our agreement with Island Data. The value of the shares issued was approximately $364,000, based on the closing price of the Company’s common stock on the Nasdaq SmallCap Market on the date of issuance.

     In March 2004, we issued an additional 294,820 shares of our common stock to Island Data as the second stock portion of the purchase price, determined according to an earn-out formula contained in our agreement with Island Data. The value of the shares issued was approximately $1.4 million, based on the closing price of the Company’s common stock on the Nasdaq SmallCap Market on the date of issuance.

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

     The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

     Revenue Recognition

     The LivePerson services facilitate real-time sales, marketing and customer service for companies that conduct business online. We charge a monthly fee, which varies by service. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable setup fee.

     The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0, $12,000 and $286,000 in 2003, 2002 and 2001, respectively, of set-up fees due to client attrition.

     We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

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

     Accounts Receivable

     Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2003, 2002 or 2001. Two customers accounted for approximately 22% of accounts receivable at December 31, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

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

     We adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” on January 1, 2002. SFAS No. 144 requires long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undisclosed future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sales would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 did not have any impact on our financial condition or results of operations.

     Restructuring Activities

     Restructuring activities, prior to January 1, 2003, were accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”), in connection with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” EITF Issue No. 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated and communication of benefit arrangement to employees.

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3. SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146, effective January 1, 2003, did not have any impact on our financial condition or results of operations.

     Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for our instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For these mandatorily redeemable financial instruments, SFAS No. 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We do not have any financial instruments that are within the scope of SFAS No. 150.

     In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101, which had been codified in SEC Topic 13, “Revenue Recognition.” SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have any impact on our financial position, cash flows or results of operations.

Overview

     LivePerson, an online communication application service provider (ASP), delivers real-time sales, marketing and customer service solutions for companies that conduct business online. We offer our proprietary real-time interaction technology as outsourced services. We currently generate revenue from the sale of our LivePerson services, which enable our clients to communicate directly with Internet users via text-based chat, integrated email functionality or a searchable knowledgebase. Our integrated communication software enables a consolidated view of incoming inquiries, via chat, email and self-service channels.

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

     In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. Our acquisition cost was approximately $1.4 million, including the initial purchase price payment of $600,000 to NewChannel. The total acquisition cost has been allocated to customer contracts and was amortized ratably over a period of 18 months, representing the then expected term of the client relationships. As of December 31, 2003, the total purchase has been completely amortized. The net amount of $1.0 million is included in “Assets – Other intangibles, net” on our December 31, 2002 consolidated balance sheet.

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

     In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price is based on projected revenue from the acquired customer contracts at the time of their assignment to us. As of December 31, 2003, we paid approximately $75,000 in cash and accrued an additional $286,000. We currently estimate our obligation to issue shares of our common stock in connection with the acquisition to be approximately 375,000 shares in total, some of which were issued in February 2004 and March 2004 as described above under the heading “Subsequent Events.” The exact number of shares will be determined according to an earn-out formula contained in the agreement. We do not expect the total acquisition costs to exceed approximately $2.4 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price will be allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the expected term of the client relationships. The net acquisition costs of $361,000 are included in “Assets – Other intangibles, net” on our December 31, 2003 balance sheet. This amount does not include the value of any shares issued or to be issued pursuant to the earn-out formula.

     Revenue

     Our clients pay us a monthly fee, which varies by service. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the years ended December 31, 2003, 2002 and 2001 accounted for 98%, 97% and 90, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional setup fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

     We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

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

     In the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales. During 2003, we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003. We base our allowance for doubtful accounts on specifically identified known doubtful accounts plus a general reserve for potential future doubtful accounts. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-cash Compensation Expense

     The net non-cash compensation amounts for the years ended December 31, 2003, 2002 and 2001 consist of:

	2003	2002	2001
	(in thousands)

May 1999 option granted to a client (discussed below)	$—	$—	$237
December 2002 warrant granted for investor relations
services (discussed below)	298	—	—
Amortization of employee stock compensation	—	365	833
Acceleration of deferred compensation charges related to
certain employee terminations	45	—	616
Reversal of previously amortized deferred compensation
charges due to forfeitures of employee stock options	—	—	(1,009)

Total	$343	$365	$677

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

     In December 2002, we issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the purchase price may be paid by canceling a vested portion of the warrant. As of December 31, 2003, the warrant was fully vested and remained outstanding. We recorded non-cash compensation expense of $298,000 related to this warrant during 2003.

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

     In the fourth quarter of 2002, in accordance with EITF 94-3, we incurred an additional restructuring charge related to our 2001 restructuring initiatives. This $1.2 million charge primarily related to the unfavorable settlement of a previously disclosed legal proceeding in excess of the provision initially provided for in connection with our original restructuring plan. The legal proceeding was the result of the termination of an operating lease for computer equipment that supported our application platform prior to the consolidation of all clients onto a single application platform in the third quarter of 2001.

     In the second quarter of 2003, we recorded an additional restructuring charge of approximately $1.0 million related to our 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350,000 provision initially provided for by us in connection with our original restructuring plan in 2001. The arbitration proceeding was related to a hosted software service contract terminated during 2001 (see Item 3 – “Legal Proceedings”).

Results of Operations

     Due to our acquisition of the NewChannel customer contracts and associated rights in July 2002, our acquisition of HumanClick in October 2000, our significant restructuring initiatives during 2001 and our limited operating history, we believe that comparisons of our 2003, 2002 and 2001 operating results with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2003 and 2002

     Revenue. Total revenue increased to $12.0 million for the year ended December 31, 2003, from $8.2 million for the year ended December 31, 2002. This increase is attributable to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and to a combination of revenue from new clients, increased revenue from existing clients and a greater proportion of new clients purchasing the higher-priced Sales Edition as a result of increased market acceptance of our services. Revenue in 2003 and 2002 included the recognition of $0 and $12,000, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

     Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, third-party monitoring services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $2.0 million in 2003, from $1.6 million in 2002. This increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights in July 2002, as well as increased usage from existing clients and the addition of new clients.

     Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $1.6 million in 2003, from $1.3 million in 2002. This increase is attributable to an increase in the number of LivePerson product development personnel, as well as an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

     Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $3.6 million in 2003, from $2.2 million in 2002. This increase is primarily attributable to an increase in sales and marketing personnel as a result of both the acquisition of the NewChannel customer contracts and associated rights in July 2002 and the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition and to increased sales lead activity.

     General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $3.3 million in 2003, from $2.8 million in 2002. This increase is primarily attributable to an increase in compensation and related expenses and to an increase in investor relations expenses as the result of the hiring of an outside firm and, to a lesser extent, to increases in recruitment costs and depreciation, partially offset by a decrease in the cost of our directors and officers insurance.

     Amortization of Other Intangibles. Amortization expense was $1.0 million and $357,000 in the years ended December 31, 2003 and 2002, respectively, and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

     Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options and warrants granted to employees, consultants and directors. Deferred compensation has been amortized over the vesting period of the individual options and warrants. In 2003, we recorded non-cash compensation expense of $343,000, a decrease from $365,000 in 2002.

     Restructuring Charge. Restructuring charge was $1.0 million and $1.2 million in the years ended December 31, 2003, and 2002, respectively. In the second quarter of 2003, we recorded an additional restructuring charge of approximately $1.0 million related to our 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350,000 provision initially provided for in connection with our original restructuring plan in 2001. The arbitration proceeding was related to a hosted software service contract terminated during 2001. In the fourth quarter of 2002, we incurred an additional restructuring charge of approximately $1.2 million related to our 2001 restructuring initiatives. This charge primarily related to the unfavorable settlement of a previously disclosed legal proceeding in excess of the provision initially provided for in connection with our original restructuring plan in 2001. The legal proceeding was the result of the termination of an operating lease for computer equipment that supported our application platform prior to the consolidation of all clients onto a single application platform in the third quarter or 2001.

     Other Income. Interest income was $41,000 and $126,000 in 2003 and 2002, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Interest expense was $0 and $10,000 in 2003 and 2002, respectively. Other expense was $8,000 and $0 in 2003 and 2002, respectively, and was related to the write-off, in the first quarter of 2003, of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

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

     Net Loss. Our net loss decreased to $816,000 in 2003, from $6.8 million in 2002. The net loss for 2003 includes the additional restructuring charge of approximately $1.0 million recorded in the second quarter of 2003 described above under “Restructuring Charge.” The net loss for 2002 includes the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above and a restructuring charge of approximately $1.2 million.

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

     Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options granted to employees. Deferred compensation has been amortized over the vesting period of the individual options. In 2002, we recorded non-cash compensation expense of $365,000, a decrease from $677,000 in 2001. This decrease is due primarily to the forfeiture of employee stock options, and associated deferred stock based compensation, associated with employees who were terminated. The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1.7 million related to our restructuring initiatives in the first quarter of 2001.

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

     Net Loss. Our net loss decreased to $6.8 million in 2002, from $27.3 million in 2001. The net loss for 2002 includes the cumulative effect of an accounting change of $5.3 million related to the impairment of goodwill described above and a restructuring charge of approximately $1.2 million. As noted above, we did not record any amortization of goodwill in 2002 related to our acquisition of HumanClick. In comparison, we recorded approximately $3.0 million of goodwill amortization in 2001.

Unaudited Quarterly Results of Operations

     The following table sets forth, for the periods indicated, our financial information for the eight most recent quarters ended December 31, 2003. In our opinion, this unaudited information has been prepared on a basis consistent with our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(in thousands, except share and per share data)

Revenue	$3,526	$3,142	$2,826	$2,529	$2,374	$2,161	$1,873	$1,826

Operating expenses:
Cost of revenue	520	501	514	493	467	480	318	338
Product development	471	419	419	331	403	303	281	296
Sales and marketing	1,062	910	856	727	519	600	493	564
General and administrative	803	916	744	807	731	660	750	671
Amortization of other intangibles	254	253	253	253	232	125	—	—
Non-cash compensation expense,
net	151	143	42	6	100	47	116	102
Restructuring and
impairment charges	—	—	1,024	—	1,186	—	—	—

Total operating expenses	3,261	3,142	3,852	2,617	3,638	2,215	1,958	1,971

Income (loss) from operations	265	—	(1,026)	(88)	(1,264)	(54)	(85)	(145)

Other income (expense), net:
Other expense	—	—	(8)	—	—	—	—	—
Interest income	13	9	6	13	28	26	34	37
Interest expense	—	—	—	—	(10)	—	—	—

Total other income, net	13	9	6	5	18	26	34	37

Income (loss) before cumulative effect
of accounting change	278	9	(1,020)	(83)	(1,246)	(28)	(51)	(108)
Cumulative effect of accounting change	—	—	—	—	—	—	—	(5,338)

Net income (loss)	$278	$9	$(1,020)	$(83)	$(1,246)	$(28)	$(51)	$(5,446)

Basic net income (loss) per share:
Income (loss) before cumulative
effect of accounting change	$0.01	$0.00	$(0.03)	$(0.00)	$(0.04)	$(0.00)	$(0.00)	$(0.00)
Cumulative effect of accounting
change	0.00	0.00	0.00	(0.00)	0.00	0.00	0.00	(0.16)

Net income (loss)	$0.01	$0.00	$(0.03)	$(0.00)	$(0.04)	$(0.00)	$(0.00)	$(0.16)

Diluted net income (loss) per share:
Income (loss) before cumulative
Effect of accounting change	$0.01	$0.00	$(0.03)	$(0.00)	$(0.04)	$(0.00)	$(0.00)	$(0.00)
Cumulative effect of accounting
change	0.00	0.00	0.00	(0.00)	0.00	0.00	0.00	(0.16)

Net income (loss)	$0.01	$0.00	$(0.03)	$(0.00)	$(0.04)	$(0.00)	$(0.00)	$(0.16)

Weighted average shares outstanding
used in basic net income (loss)
per share calculation	36,133,570	34,887,114	34,229,236	34,155,869	34,058,569	34,046,504	34,029,588	34,003,610

Weighted average shares outstanding
used in diluted net income (loss)
per share calculation	37,915,195	36,882,683	34,229,236	34,155,869	34,058,569	34,046,504	34,029,588	34,003,610

     Our revenue from the LivePerson services increased in each of the last eight quarters, from $1.8 million to $3.5 million. The increase is due primarily to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and, to a lesser extent, to the addition of new clients and increased revenue from existing clients as the result of the introduction of a new range of services and increased market acceptance of our services. The increase in the last quarter is also attributed to an increase in fees from professional services. We cannot assure you that we will experience similar or any future revenue growth.

     Our cost of revenue has generally increased in each of the last eight quarters from $338,000 to $520,000. The increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights in July 2002, as well as the addition of new clients and increased usage from existing clients.

     Our product development costs have generally increased in each of the last eight quarters from $296,000 to $471,000. This increase is primarily attributable to an increase in the number of LivePerson product development personnel, as well as an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

     Our sales and marketing costs have generally increased in each of the last eight quarters from $564,000 to $1.1 million. This increase is primarily attributable to an increase in sales and marketing personnel as a result of both the acquisition of the NewChannel customer contracts and associated rights in July 2002 and the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition.

     Our general and administrative costs have generally increased in each of the last eight quarters from $671,000 to $804,000. This increase is primarily attributable to an increase in compensation and related expenses and to an increase in investor relations expenses as the result of the hiring of an outside firm and, to a lesser extent, to increases in recruitment costs and depreciation, partially offset by a decrease in the cost of our directors and officers insurance.

     Amortization of other intangibles in 2003 and 2002 relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

     Non-cash compensation expense has generally remained flat over the last eight quarters, ranging from $102,000 to $151,000. Non-cash compensation expense in 2003 was primarily related to amortization of a warrant issued to our investor relations firm for services.

Liquidity And Capital Resources

     Since our inception, we have financed our operations principally through cash generated by private placements of convertible preferred stock and the initial public offering of our common stock. In 2000 and 1999, we raised a total of $69.5 million in aggregate net proceeds. As of December 31, 2003, we had $10.9 million in cash and cash equivalents, an increase of $2.9 million from December 31, 2002. This increase is attributable to the $1.9 million of proceeds from the issuance of common stock in connection with the exercise of stock options by employees, and to net cash provided by operating activities. We regularly invest excess funds in short-term money market funds.

     Net cash provided by operating activities was $1.1 million in the year ended December 31, 2003 and consisted of net operating losses offset by non-cash expenses related to the amortization of other intangibles, non-cash compensation and depreciation and to a lesser extent, to increases in accounts payable and accrued expenses partially offset by an increase in accounts receivable. Net cash used in operating activities was $738,000 in the year ended December 31, 2002 and consisted primarily of net operating losses and decreases in accounts payable and accrued expenses partially offset by the cumulative effect of an accounting change related to the impairment of goodwill and to a lesser extent, an increase in deferred revenue.

     Net cash used in investing activities was $142,000 in the year ended December 31, 2003 and was due to the acquisition of the certain Island Data assets, and the purchase of fixed assets. Net cash used in investing activities was $1.4 million in the year ended December 31, 2002 and was due primarily to the acquisition of the NewChannel customer contracts and associated rights, and to a lesser extent to the purchase of fixed assets.

     Net cash provided by financing activities was $1.9 million in the year ended December 31, 2003 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $24,000 in the year ended December 31, 2002 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

     We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. Although annual revenue growth increased in 2003 compared to 2002, our annual revenue growth in 2002 was lower than in 2001, and our annual revenue growth in 2001 was lower than in 2000. As a result, we have incurred significant net losses from inception through June 30, 2003, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of December 31, 2003, we had an accumulated deficit of approximately $106.0 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

Contractual Obligations and Commitments

     We do not have any special purposes entities, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

     We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2003 and 2002 was approximately $430,000 and $378,000, respectively.

     As of December 31, 2003, our principal commitments were approximately $583,000 under various operating leases, of which $385,000 is due in 2004. We do not currently expect that our principal commitments for the year ended December 31, 2004 will exceed $500,000 in the aggregate. Our capital expenditures are not currently expected to exceed $300,000 in 2004. Our contractual obligations at December 31, 2003 are summarized as follows:

	Payments due by period
	(in thousands)
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years

Operating leases	$583	$385	$198	$—	$—

Total	$583	$385	$198	$—	$—

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

     We have a history of losses, we had an accumulated deficit of $106.0 million as of December 31, 2003 and we may incur losses in the future.

     Although we achieved profitability in each of the three month periods ended September 30, 2003 and December 31, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $9.8 million for the year ended December 31,

1999, $61.3 million for the year ended December 31, 2000, $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We had total revenue of less than $615,000 in the year ended December 31, 1999, approximately $6.3 million for the year ended December 31, 2000, and approximately $7.8 million, $8.2 million and $12.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. Our net loss for the year ended December 31, 2000 included a non-cash dividend of $18.0 million. As of December 31, 2003, our accumulated deficit was approximately $106.0 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

     Our quarterly revenue and operating results are subject to significant fluctuations, which may adversely affect the trading price of our common stock.

     Our quarterly revenue and operating results may fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

  market acceptance by companies doing business online of real-time sales, marketing and customer service solutions;

  our clients’ business success;

  our clients’ demand for our services;

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

     Period-to-period comparisons of our operating results may not be meaningful because of these factors. You should not rely upon these comparisons as indicators of our future performance.

     Due to the foregoing factors, it is possible that our results of operations in one or more future quarters may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock could decline.

     We may be unable to respond to the rapid technological change and changing client preferences in the online sales, marketing and customer service industry and this may harm our business.

     If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing and customer service industry or our clients’ or Internet users’ requirements, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing and customer service solutions is relatively new. Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

  enhance the features and performance of the LivePerson services;

  develop and offer new services that are valuable to companies doing business online and Internet users; and

  respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

     If any of our new services, including upgrades to our current services, do not meet our clients’ or Internet users’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

     If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected and could otherwise have a material adverse effect on our business, results of operations and financial condition.

     If we are not competitive in the market for real-time sales, marketing and customer service solutions, our business could be harmed.

     The market for real-time sales, marketing and customer service solutions is intensely competitive. Relatively few substantial barriers to entry exist in this market, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage scalable network architecture. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user’s request.

     We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We also face significant competition from two customer service enterprise software providers, KANA and RightNow Technologies, which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

     We also face potential competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies, including Aspect Communications, Avaya, Genesys Telecommunications Laboratories, IBM and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications.

     Finally, we face competition from clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

     We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our larger current and potential competitors have:

  longer operating histories;

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

     Any delay in the general market acceptance of the real-time sales, marketing and customer service solution business model would likely harm our competitive position. Delays would allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing and customer service applications and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

     The success of our business is dependent on the retention of existing clients and their purchase of additional LivePerson services.

     Our LivePerson services agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty. If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate these services agreements, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services, including our software application platform introduced in the third quarter of 2001, could also lead clients to terminate our service. We depend on monthly fees from the LivePerson services for substantially all our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small amount of services sold in initial orders, we depend on sales to new clients and sales of additional services to our existing clients. In addition, we cannot assure you that we will be able to retain as clients those customers of the Express Response hosted knowledgebase and FAQ service we acquired from Island Data Corporation in December 2003.

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

     We face risks related to the technological capabilities of the LivePerson services. We expect the number of interactions between our clients’ operators and Internet users over our system to increase significantly as we expand our client base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of the LivePerson services in order to be competitive in our market. If future versions of our software contain undetected errors, our business could be harmed. As a result of major software upgrades at LivePerson, our client sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new Web hosting services. These problems, if unremedied, could harm our business.

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

     Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the year ended December 31, 2003, principally due to an increase in accounts receivable as a result of increased sales. During 2003, we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

     Our business is significantly dependent on our ability to retain our current key personnel, to attract new personnel, and to manage staff attrition.

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

     We may be unable to attract, integrate or retain other highly qualified employees in the future. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected.

     Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In addition, we may not be able to outsource certain functions. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

  diversion of financial and management resources from efforts related to the LivePerson services or other then-existing operations; risks of entering new markets beyond providing real-time sales, marketing and customer service solutions for companies doing business online;

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

     In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, we are testing an outsourced sales and marketing service provider to sell the LivePerson services in Western Europe. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

     Our reputation depends, in part, on factors which are entirely outside of our control.

     Our services typically appear as a LivePerson-branded or a custom-created icon on our clients’ Web sites. The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees. As a result, we have no way of controlling the actions of these operators. In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered or HumanClick-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our services depend on the prominent placement of the icon on the client’s Web site, over which we also have no control.

     Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

     Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services. It is possible that:

  any issued patent or patents issued in the future may not be broad enough to protect our intellectual property rights;

  any issued patent or any patents issued in the future could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in the patents;

  current and future competitors may independently develop similar technologies, duplicate our services or design around any patents we may have; and

  effective patent protection may not be available in every country in which we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the U.S. or where enforcement of laws protecting proprietary rights in not common or effective.

     Further, to the extent that the invention described in any U.S. patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret, trademark and other common law in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

     Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

     We are subject to the risk of claims alleging infringement of third-party proprietary rights. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

     We may be liable if third parties misappropriate personal information belonging to our clients’ Internet users.

     We maintain dialogue transcripts of the text-based chats and email interactions between our clients and Internet users and store on our servers information supplied voluntarily by these Internet users in surveys. We provide this information to our clients to allow them to perform Internet user analyses and monitor the effectiveness of our services. Some of the information we collect may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients’ Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

     Our product development staff, help desk and online sales personnel are located in Israel. As of December 31, 2003, we had 33 full-time employees in Israel and as of December 31, 2002, we had 19 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002 and 2003 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

Risks Related to Our Industry

We are dependent on the continued use of the Internet as a medium for commerce.

     We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet as a medium for commerce. Convincing our clients to offer real-time sales, marketing and customer service technology may be difficult.

     The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

  continued growth in the number of users;

  concerns about transaction security;

  continued development of the necessary technological infrastructure;

  development of enabling technologies;

  uncertain and increasing government regulation; and

  the development of complementary services and products.

We depend on the continued viability of the infrastructure of the Internet.

     To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients’ sites (including the LivePerson pop-up dialogue windows) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not maintain profitability and our business, results of operations and financial condition will suffer.

We may become subject to burdensome government regulation and legal uncertainties.

     We are subject to federal, state and local regulation, and laws of jurisdictions outside of the United States, including laws and regulations applicable to computer software and access to or commerce over the Internet. Due to the increasing popularity and use of the Internet and various other online services, it is likely that a number of new laws and regulations will be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

     As a result of collecting data from live online Internet user dialogues, our clients may be able to analyze the commercial habits of Internet users. Privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our clients may be harmed by any laws or regulations that restrict the ability to collect or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has adopted legislation which governs the collection and use of certain personal information. The U.S. Federal Trade Commission has also taken action against Web site operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients’ ability to collect and use information about their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

     For example, the LivePerson services allow our clients to capture and save information about Internet users, possibly without their knowledge. Additionally, our service uses a tool, commonly referred to as a “cookie,” to uniquely identify each of our clients’ Internet users. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could have a material adverse effect our business, results of operations and financial condition.

     In addition to privacy legislation, any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, as we operate outside the U.S., the international regulatory environment relating to the Internet could have a material adverse effect on our business, results of operations and financial condition.

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

     Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 51.5% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

     The future sale of shares of our common stock may negatively affect our stock price.

     If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. The number of shares of common stock subject to the registration statements we filed in January 2004, registering the resale of up to 500,000 shares of common stock by Island Data Corporation and registering our issuance and sale from time to time of up to 4,000,000 shares of common stock, is much greater than the average weekly trading volume for our shares. No prediction can be made as to the effect, if any, that market sales of these or other shares of our common stock will have on the market price of our common stock.

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

Currency Rate Fluctuations

     Through December 31, 2003, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

     Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $85,000 in the year ended December 31, 2003, principally due to an increase in accounts receivable as a result of increased sales. During 2003, we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003. We did not increase our allowance for doubtful accounts in the year ended December 31, 2002. This is attributable to the fact that our accounts receivable collections improved in 2002, due primarily to the significantly larger percentage of our total outstanding accounts receivable now comprised of businesses with more established and proven operating histories, and to a lesser extent, to the fact that an increased number of our clients now pay us by credit card.

Interest Rate Risk

     Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the section captioned, “Unaudited Quarterly Results of Operations.”

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
LivePerson, Inc.:

     We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

/s/ KPMG LLP

New York, New York
January 29, 2004

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,

	2003	2002

Current assets:
Cash and cash equivalents	$10,898	$8,004
Accounts receivable, less allowance for doubtful accounts
of $64 and $70, in 2003 and 2002, respectively	1,239	607
Prepaid expenses and other current assets	318	299

Total current assets	12,455	8,910
Property and equipment, net	341	595
Other intangibles, net	361	1,014
Security deposits	129	124
Other assets	251	194

Total assets	$13,537	$10,837

Current liabilities:
Accounts payable	$116	$136
Accrued expenses	2,577	1,837
Deferred revenue	1,276	800

Total current liabilities	3,969	2,773

Other liabilities	232	176

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000
shares authorized, 0 issued and outstanding at
December 31, 2003 and 2002	—	—
Common stock, $.001 par value per share; 100,000,000
shares authorized, 36,816,415 shares issued and
outstanding at December 31, 2003; 34,060,881 shares
shares issued and outstanding at December 31, 2002	36	34
Additional paid-in capital	115,315	113,061
Accumulated deficit	(106,015)	(105,199)
Accumulated other comprehensive loss	—	(8)

Total stockholders’ equity	9,336	7,888

Total liabilities and stockholders’ equity	$13,537	$10,837

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,

	2003	2002	2001

Revenue	$12,023	$8,234	$7,806

Operating expenses:
Cost of revenue, exclusive of $0, $0 and $(193)
for the years ended December 31, 2003, 2002 and 2001,
respectively, reported below as non-cash compensation
expense	2,028	1,604	6,740
Product development, exclusive of $0, $0 and
$(181) for the years ended December 31, 2003, 2002 and
2001, respectively, reported below as non-cash
compensation expense	1,641	1,283	3,509
Sales and marketing, exclusive of $0, $0 and $376
for the years ended December 31, 2003, 2002 and 2001,
respectively, reported below as non-cash compensation
expense	3,555	2,177	5,089
General and administrative, exclusive of $343, $365
and $675 for the years ended December 31, 2003,
2002 and 2001, respectively, reported below as
non-cash compensation expense	3,267	2,811	5,694
Amortization of goodwill	—	—	2,975
Amortization of intangibles	1,014	357	—
Non-cash compensation expense, net	343	365	677
Non-cash compensation credit related to restructuring,
net	—	—	(1,720)
Restructuring and impairment charges	1,024	1,186	12,740

Total operating expenses	12,872	9,783	35,704

Loss from operations	(849)	(1,549)	(27,898)

Other income (expense):
Other (expense) income	(8)	—	109
Interest income	41	126	538
Interest expense	—	(10)	(10)

Total other income, net	33	116	637

Loss before cumulative effect of accounting change	(816)	(1,433)	(27,261)
Cumulative effect of accounting change	—	(5,338)	—

Net loss	(816)	(6,771)	(27,261)

Basic and diluted net loss per common share:
Loss before cumulative effect of accounting change	$(0.02)	$(0.04)	$(0.80)
Cumulative effect of accounting change	—	(0.16)	—

Net loss	$(0.02)	$(0.20)	$(0.80)

Weighted average shares outstanding used in basic and
diluted net loss per common share calculation	34,854,802	34,028,702	33,987,895

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balance at December 31, 2000	33,914,613	$34	$119,780	$(5,872)	$ (71,167)	$ —	$42,775
Issuance of common stock upon exercise of stock options and warrants	54,768	—	37	—	—	—	37
Issuance of common stock in connection with Employee Stock Purchase Plan	4,000	—	2	—	—	—	2
Issuance of common stock as settlement	10,000	—	5	—	—	—	5
Deferred stock based compensation, net of forfeitures	—	—	(7,369)	7,369	—	—	—
Acceleration of employee stock options	—	—	616	—	—	—	616
Amortization of deferred compensation, net of forfeitures	—	—	—	(176)	—	—	(176)
Net reversal of deferred compensation due to restructuring	—	—	—	(1,720)	—	—	(1,720)
Net loss	—	—	—	—	(27,261)	—	(27,261)
Foreign currency translation	—	—	—	—	—	(7)	(7)

Comprehensive loss							(27,268)

Balance at December 31, 2001	33,983,381	34	113,071	(399)	(98,428)	(7)	14,271
Issuance of common stock upon exercise of stock options	77,500	—	24	—	—	—	24
Deferred stock based compensation, net of forfeitures	—	—	(34)	34	—	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	365	—	—	365
Net loss	—	—	—	—	(6,771)	—	(6,771)
Foreign currency translation	—	—	—	—	—	(1)	(1)

Comprehensive loss							(6,772)

Balance at December 31, 2002	34,060,881	34	113,061	—	(105,199)	(8)	7,888
Issuance of common stock upon exercise of stock options and warrants	2,755,534	2	1,911	—	—	—	1,913
Deferred stock based compensation	—	—	298	(298)	—	—	—
Acceleration of employee stock options	—	—	45	—	—	—	45
Amortization of deferred compensation	—	—	—	298	—	—	298
Net loss	—	—	—	—	(816)	—	(816)
Other comprehensive loss	—	—	—	—	—	8	8

Comprehensive loss							(808)

Balance at December 31, 2003	36,816,415	$36	$115,315	$ —	$(106,015)	$ —	$ 9,336

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(816)	$(6,771)	$(27,261)
Adjustments to reconcile net loss to net cash used in
operating activities:
Cumulative effect of accounting change	—	5,338	—
Non-cash compensation expense, net	343	365	677
Non-cash compensation credit related to restructuring,
net	—	—	(1,720)
Non-cash portions of restructuring and impairment
charges	—	—	9,459
Depreciation	321	366	2,348
Amortization of goodwill	—	—	2,975
Amortization of intangibles	1,014	357	—
Amortization of gain on sale-leaseback	—	—	(175)
Provision for doubtful accounts, net	15	—	860

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(648)	13	(231)
Prepaid expenses and other current assets	(19)	90	281
Security deposits	(5)	(2)	(54)
Other assets	—	—	(107)
Accounts payable	(21)	(456)	(534)
Accrued expenses	454	(278)	669
Deferred revenue	476	240	(255)
Deferred rent	—	—	66
Other liabilities	—	—	89

Net cash provided by (used in) operating activities	1,114	(738)	(12,913)

Cash flows from investing activities:
Purchases of property and equipment, including capitalized
software	(67)	(59)	(516)
Proceeds from sale of property and equipment	—	13	106
Proceeds from sale of investment securities
available-for-sale	—	—	1,000
Purchase of restricted cash related to leases	—	—	(2,225)
Proceeds from release of restricted cash	—	—	4,225
Acquisition of Island Data customer contracts	(75)	—	—
Acquisition of NewChannel customer contracts	—	(1,371)	—
Cash paid in HumanClick acquisition	—	—	(22)

Net cash (used in) provided by investing activities	(142)	(1,417)	2,568

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with
the exercise of options	1,914	24	37
Proceeds from issuance of common stock in connection with
Employee Stock Option Plan	—	—	2

Net cash provided by financing activities	1,914	24	39

Effect of foreign exchange rate changes on cash
and cash equivalents	8	(1)	(7)

Net increase (decrease) in cash and cash equivalents	2,894	(2,132)	(10,313)
Cash and cash equivalents at the beginning of the year	8,004	10,136	20,449

Cash and cash equivalents at the end of the year	$10,898	$8,004	$10,136
	=========	========	========
Supplemental disclosures:
Cash paid during the year for:
Interest	$—	$10	$10
Income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing
activities:
Common stock issued for non-cash consideration	$—	$—	$5

During the year ended December 31, 2003, 276,910 shares of common stock were issued in connection with the cashless exercise of warrants.

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

     (a) Summary of Operations

     LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. The Company is an online communication application service provider that delivers real-time sales, marketing and customer service solutions for companies that conduct business online.

     The Company’s primary revenue source is from the sale of the LivePerson services, which is conducted within one operating segment. The Company’s product development staff, help desk and online sales support are located in Israel.

     (b) Principles of Consolidation

     The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (e) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2003, 2002 and 2001 was $321, $366 and $2,348, respectively, and was recorded in Cost of revenue and General and administrative expense for each year.

     (f) Impairment of Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” on January 1, 2002. SFAS No. 144 requires long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undisclosed future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sales would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have any impact on the Company’s financial condition or results of operations.

     (g) Revenue Recognition

     The LivePerson services facilitate real-time sales, marketing and customer service for companies that conduct business online. The Company charges a monthly fee, which varies by service. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee.

     The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0, $12 and $286 in 2003, 2002 and 2001, respectively, of set-up fees due to client attrition.

     The Company also sells certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

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

     (i) Advertising Costs

     The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $208, $71 and $392 for the years ended December 31, 2003, 2002 and 2001, respectively.

     (j) Financial Instruments and Concentration of Credit Risk

     The Company’s business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company’s success may depend, in part, upon the emergence of the Internet as a commerce medium, prospective product development efforts and the acceptance of the Company’s solutions by the marketplace.

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2003 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

     The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

     Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2003, 2002 or 2001. Two customers accounted

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

for approximately 22% of accounts receivable at December 31, 2003. One customer accounted for approximately 16% of accounts receivable at December 31, 2002.

     (k) Stock-based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

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

	Year Ended
	December 31,

	2003	2002	2001

Net loss as reported	$(816)	$(6,771)	$(27,261)
Add: Stock-based compensation expense included in net
loss as reported	45	365	440
Deduct: Pro forma stock-based compensation cost	(403)	(499)	(873)

Pro forma net loss	$(1,174)	$(6,905)	$(27,694)

Basic and diluted net loss per common share:
As reported	$(0.02)	$(0.20)	$(0.80)

Pro forma	$(0.03)	$(0.20)	$(0.81)

     The per share weighted average fair value of stock options granted during 2003, 2002 and 2001, was $1.85, $0.47 and $0.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001: dividend yield of zero percent for all years; risk-free interest rates of

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued) December 31, 2003 and 2002

(In thousands, except share and per share data)

4.1%, 4.6% and 5.0%, respectively; and expected life of five years for all years. During 2003, 2002 and 2001, the Company used a volatility factor of 91%, 135.4% and 125.0%, respectively.

     (l) Basic and Diluted Net Loss Per Share

     The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net loss attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the years ending December 31, 2003, 2002 and 2001 does not include the effects of options to purchase 5,723,000, 7,828,334 and 6,467,242 shares of common stock, respectively and warrants to purchase 150,000, 607,030 and 457,030 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

     (m) Segment Reporting

     The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. The Company’s revenue has been earned primarily from customers in the United States.

     (n) Comprehensive Loss

     SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no material differences between the Company’s comprehensive loss and its net loss for all periods presented.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued) December 31, 2003 and 2002

(In thousands, except share and per share data)

     (o) Computer Software

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $682 as of December 31, 2003 and $669 as of December 31, 2002.

     (p) Intangible Assets

     The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with measurable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

     Intangible assets are stated net of accumulated amortization of $0 and $357 as of December 31, 2003 and 2002, respectively. Other intangible assets relate to the acquisition of the Island Data customer contracts in 2003 and to the acquisition of the NewChannel customer contracts and associated rights in 2002 and are being amortized on a straight-line basis over the expected period of benefit of 36 months and 18 months, respectively (see Note 2).

     (q) Deferred Rent

     The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability. Rent expense charged to operations for the years ended December 31, 2003, 2002 and 2001 exceeded actual rental payments by $0, $0, and $66, respectively (see Note 10).

     (r) Product Development Costs

     The Company accounts for product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2003, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

     (s) Foreign Currency Translation

     Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company’s translation adjustment was $0 and $1 for the years ended December 31, 2003 and 2002, respectively.

     (t) Restructuring Activities

     Restructuring activities, prior to January 1, 2003, were accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”), in connection with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” EITF Issue No. 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated and communication of benefit arrangement to employees.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3. SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146, effective January 1, 2003, did not have any impact on the Company’s financial condition or results of operations.

     (u) Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For these mandatorily redeemable financial instruments, SFAS No. 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not have any financial instruments that are within the scope of SFAS No. 150.

     In December 2003, the staff of the SEC issued SAB No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101, which had been codified in SEC Topic 13, “Revenue Recognition.” SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have any impact on the Company’s financial position, cash flows or results of operations.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

(2) Asset Acquisitions

     NewChannel

In July 2002, the Company acquired all of the existing customer contracts of NewChannel, Inc. (“NewChannel”) and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. The Company incurred total acquisition costs of approximately $1,371. The total acquisition cost has been allocated to customer contracts and the net amount is included in “Assets – Other intangibles, net” on the Company’s December 31, 2002 consolidated balance sheet. Amortization expense recorded during the year ended December 31, 2003 was approximately $1,014. The total acquisition cost was amortized ratably over a period of 18 months, representing the then expected term of the client relationships.

     Island Data

     In December 2003, the Company acquired certain identifiable assets of Island Data Corporation (“Island Data”). The purchase price is based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. As of December 31, 2003, the Company paid approximately $75 in cash and accrued an additional $286. The Company currently estimates its obligation to issue shares of its common stock in connection with the acquisition to be approximately 375,000 shares in total, some of which were issued in February 2004 and March 2004 as described in Note 13. The exact number of shares will be determined according to an earn-out formula contained in the agreement. The Company does not expect the total acquisition costs to exceed approximately $2.4 million. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price will be allocated to customer contracts and will be amortized over a period of 36 months, representing the expected term of the client relationships. The net acquisition costs of $361 are included in “Assets – Other intangibles, net” on the Company’s December 31, 2003 balance sheet. This amount does not include the value of any shares issued or to be issued pursuant to the earn-out formula.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

(3) Balance Sheet Components

     Property and Equipment

     Property and equipment is summarized as follows:

	December 31,

	2003	2002

Computer equipment and software	$1,460	$1,401
Furniture, equipment and building improvements	36	77

	1,496	1,478

Less accumulated depreciation	1,155	883

Total	$341	$595

Accrued Expenses

Accrued expenses consist of the following:
	December 31,

	2003	2002

Professional services and consulting fees	$382	$408
Sales commissions	31	15
Island Data customer contracts acquisition costs	286	—
NewChannel customer contracts acquisition costs	—	84
Payroll and related costs	1,820	585
Restructuring charges (see Note 6)	—	615
Other	58	130

Total	$2,577	$1,837

(4) Capitalization

     On December 11, 2002, the Company issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the purchase price may be paid by canceling a vested portion of the warrant. As of December 31, 2003, the warrant was fully vested and remained outstanding. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company values the warrant at each balance sheet date using a Black-Scholes pricing model as of each balance sheet date. Had the warrant been accounted for with the method established by SFAS No. 123, the Company’s pro forma net loss would not have been materially different. The Company recorded non-cash compensation expense of $298 related to this warrant during 2003. At December 31, 2003, this warrant remained outstanding.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

     During the year ended December 31, 2003, the Company issued an aggregate of 276,910 shares of common stock upon the exercise of warrants, in consideration of the termination of the right to purchase an additional 180,910 shares of common stock in the aggregate, pursuant to the warrants’ net exercise provisions.

(5) Stock Options

     During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

     The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2003, approximately 10,210,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2003). On the first trading day in January 2004, approximately 1,104,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

     In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the Employee Stock Purchase Plan, 0 and 4,000 shares were issued in 2002 and 2001, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2003, 870,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2003). On the first trading day in January 2004, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

     A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at January 1, 2001	7,669,553	$2.76
Options granted	3,967,500	$0.51
Options exercised	(54,768)	$0.68
Options cancelled	(5,115,043)	$2.68

Options outstanding at December 31, 2001	6,467,242	$1.46
Options granted	2,265,000	$0.70
Options exercised	(77,500)	$0.31
Options cancelled	(826,408)	$1.68

Options outstanding at December 31, 2002	7,828,334	$1.23
Options granted	590,000	$1.85
Options exercised	(2,478,624)	$0.77
Options cancelled	(216,710)	$2.05

Options outstanding at December 31, 2003	5,723,000	$1.46

Options exercisable at December 31, 2001	2,896,000	$2.18

Options exercisable at December 31, 2002	3,635,542	$1.82

Options exercisable at December 31, 2003	2,672,447	$2.21

     The net non-cash compensation amounts for the years ended December 31, 2003, 2002 and 2001 consist of:

	2003	2002	2001

May 1999 option granted to a client (discussed below)	$—	$—	$237
December 2002 warrant granted for investor relations
services (discussed in Note 4)	298	—	—
Amortization of employee stock compensation	—	365	833
Acceleration of deferred compensation charges related to
certain employee terminations	45	—	616
Reversal of previously amortized deferred compensation
charges due to forfeitures of employee stock options	—	—	(1,009)

Total	$343	$365	$677

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

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

     The net non-cash compensation amounts for the year ended December 31, 2001 exclude the net non-cash compensation credit of $1,720 related to the Company’s restructuring initiatives in the first quarter of 2001 (see Note 6).

     Excluding the net non-cash compensation credit of $1,720 related to the Company’s restructuring initiatives in the first quarter of 2001, the net non-cash compensation charge of $677 for the year ended December 31, 2001, includes $237 related to the May 1999 option granted to Network Commerce (discussed above), $833 of amortization expense and $616 of charges related to acceleration of vesting of options in connection with the termination of the employment of certain employees, and $1,009 of credits due to forfeiture in connection with the termination of the employment of certain employees.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

Options Outstanding						Options Exercisable

				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Exercise Price			Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$0.00	– $	1.00	4,008,311	7.88	$0.58	1,248,851	$0.55
$1.01	– $	2.00	700,189	5.00	1.88	660,002	1.93
$2.01	– $	5.00	637,375	7.08	3.29	415,875	3.58
$5.01	– $	11.00	377,125	6.36	6.96	347,719	7.05

			5,723,000		$1.46	2,672,447	$2.21

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

Options Outstanding						Options Exercisable

				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Exercise Price			Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$0.00	–	$1.00	5,854,850	8.42	$0.55	1,992,143	$0.56
$1.01	–	$2.00	1,166,109	6.95	1.82	957,040	1.81
$2.01	–	$5.00	417,375	6.74	3.58	321,375	3.58
$5.01	–	$11.00	390,000	6.53	7.18	364,984	7.18

			7,828,334		$1.23	3,635,542	$1.82

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

Options Outstanding						Options Exercisable

				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Exercise Price			Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$0.00	–	$1.00	4,046,989	8.31	$0.45	1,255,746	$0.68
$1.01	–	$2.00	1,453,434	6.38	1.85	956,139	1.85
$2.01	–	$5.00	532,444	6.41	3.46	308,682	3.35
$5.01	–	$11.00	434,375	7.68	7.22	375,433	7.09

			6,467,242		$1.46	2,896,000	$2.18

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

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

     The balance of the accrued restructuring charges as of December 31, 2003 is as follows:

			Net (utilization)
		Provision for	reversals during
	Balance as of	the year ended	the year ended	Balance as of
	January 1, 2003	December 31, 2003	December 31, 2003	December 31, 2003

Contract terminations (a)	$615	$1,024	$(1,639)	$—

Total	$615	$1,024	$(1,639)	$—

(a) In the second quarter of 2003, the Company recorded an additional restructuring charge of approximately $1,024 related to its 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350 provision initially provided for in connection with the Company’s original restructuring plan in 2001 (see Note 11).

     The allocation of the restructuring and impairment charges as of December 31, 2002 is as follows:

		Provision	Net (utilization)
		(reversals)	reversals during
	Balance as of	for the year ended	the year ended	Balance as of
	January 1, 2002	December 31, 2002	December 31, 2002	December 31, 2002

Severance	$55	$(55)	$—	$ —
Contract terminations (b)	985	1,241	(1,611)	615

Total	$1,040	$1,186	$(1,611)	$615

(b) In the fourth quarter of 2002, in accordance with EITF 94-3, the Company incurred an additional restructuring charge of approximately $1,241 related to its 2001 restructuring initiatives. This charge primarily related to the unfavorable settlement of a previously disclosed legal proceeding in excess of the provision initially provided for in connection with the Company’s original restructuring plan. The legal proceeding was the result of the termination of an operating lease for computer equipment that supported the Company’s application platform prior to the consolidation of all clients onto a single application platform in the third quarter of 2001.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

     As required by SFAS No. 142, the following table shows the Company’s 2001 results, which are presented on a basis comparable to the 2003 and 2002 results, adjusted to exclude amortization expense related to goodwill:

	Year Ended December 31,

	2003	2002	2001

Loss before cumulative effect of accounting change —
as reported	$(816)	$(1,433)	$(27,261)
Add back: Goodwill amortization	—	—	2,975

Loss before cumulative effect of accounting change —
as adjusted	$(816)	$(1,433)	$(24,286)

Net loss – as reported	$(816)	$(6,771)	$(27,261)
Add back: Goodwill amortization, net of tax	—	—	2,975

Net loss – as adjusted (a)	$(816)	$(6,771)	$(24,286)

Basic and diluted net loss per share:
Net loss – as reported	$(0.02)	$(0.20)	$(0.80)
Add back: Goodwill amortization	—	—	0.09

Net loss – as adjusted (a)	$(0.02)	$(0.20)	$(0.71)

(a)	Includes cumulative effect of a change in accounting principle, which increased the net loss by $5,338 and the basic and diluted net loss per share by $0.16 during the year ended December 31, 2002.

(8) Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deductions/	End of
	Period	Expenses	Write-offs	Period

For the year ended December 31, 2003
Allowance for doubtful accounts	$70	$15	$(21)	$64

For the year ended December 31, 2002
Allowance for doubtful accounts	$160	$—	$(90)	$70

For the year ended December 31, 2001
Allowance for doubtful accounts	$577	$875	$(1,292)	$160

(9) Income Taxes

     There is no provision for federal, state or local income taxes for any periods presented, because the Company has incurred losses since inception. The Company has recorded a full valuation allowance against its deferred tax assets because management is uncertain, after considering all of the available objective evidence, whether or not these assets will be realized.

     Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

     At December 31, 2003 and 2002, the Company had approximately $68,457 and $61,600, respectively, of federal net operating loss (“NOL”) carryforwards available to offset future taxable income. These carryforwards expire in various years through 2023. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its NOL carryforwards may be limited if the Company has

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

experienced an ownership change, as defined in Section 382. Management is currently in the process of determining whether a Section 382 change has occurred and to what extent the use of its NOL carryforwards may be limited. Preliminary results indicate that the Company has experienced an ownership change and may have a material limitation on the use of its NOL carryforwards. Management expects to complete its Section 382 analysis during the first half of 2004.

     The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002

Deferred tax assets:
Net operating loss carry forwards	$28,752	$25,882
Accounts payable and accrued expenses	84	821
Deferred revenue	324	336
Non-cash compensation	722	703

Goodwill and other intangibles amortization	3,395	3,199
Allowance for doubtful accounts	27	—
Other	3	11

Gross deferred tax assets	33,307	30,952
Less: valuation allowance	(33,306)	(30,456)

Net deferred tax assets	1	496

Deferred tax liabilities:
Plant and equipment, principally due to differences in
depreciation	(1)	(115)
Accounts receivable	—	(255)
Prepaid expenses	—	(126)

Gross deferred tax liabilities	(1)	(496)

Net deferred taxes	$—	$—
	========	========

(10) Commitments and Contingencies

     The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 2003, 2002 and 2001 were approximately $430, $378 and $2,749, respectively.

     Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases

2004	$385
2005	133
2006	64
Thereafter	1

Total minimum lease payments	$583

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

(11) Legal Proceedings

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

     Although the Company believes that it has meritorious defenses and intends to defend vigorously the matter described above, and believes that the Company has provided adequate reserves in connection with the claim, the Company cannot assure you that the Company’s defense will be successful and, if it is not, that the Company’s ultimate liability in connection with this claim will not exceed the Company’s reserves or have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

     On November 16, 2001, Corio, Inc. filed a demand for arbitration against the Company with the American Arbitration Association in San Francisco County, California. The demand was related to a hosted software service contract terminated during 2001. In December 2003, the matter was settled and the Company paid Corio approximately $1,369.

(12) Subsequent Events

     In January 2004, the Company filed a registration statement with the SEC to register the resale of up to 500,000 shares of its common stock by Island Data Corporation. The Company’s registration of the resale of the shares was required by its agreement to purchase certain identifiable assets from Island Data. (See Note 2.) The Company currently estimates its obligation to issue shares of its common stock in connection with the acquisition to be approximately 375,000 shares in total, some of which were issued in February 2004 and March 2004 as described in Note 13. The exact number of shares will be determined according to an earn-out formula contained in the agreement. Any shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the earn-out formula, will be deregistered. The Company will not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement.

     In January 2004, the Company filed a shelf registration statement with the SEC relating to 4,000,000 shares of its common stock that it may issue from time to time. The Company has no immediate plans to offer or sell any shares under this shelf registration. The Company presently intends to use the net proceeds from any sale of the registered shares for general corporate purposes, working capital and potential strategic acquisitions. The Company would announce the terms of any issuance in a filing with the SEC at the time it offers or sells the shares.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

(In thousands, except share and per share data)

(13) Subsequent Events – Unaudited

     In February 2004, the Company issued 76,074 shares of its common stock to Island Data as the first stock portion of the purchase price, determined according to an earn-out formula contained in the Company’s agreement with Island Data. The value of the shares issued was approximately $364, based on the closing price of the Company’s common stock on the Nasdaq SmallCap Market on the date of issuance.

     In March 2004, the Company issued an additional 294,820 shares of its common stock to Island Data as the second stock portion of the purchase price, determined according to an earn-out formula contained in the Company’s agreement with Island Data. The value of the shares issued was approximately $1,430, based on the closing price of the Company’s common stock on the Nasdaq SmallCap Market on the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in LivePerson’s internal control over financial reporting during the quarter ended December 31, 2003 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed not later than April 29, 2004.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed not later than April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed not later than April 29, 2004.

     The information required by this Item 12 with respect to the securities authorized for issuance under equity compensation plans is incorporated by reference from the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed not later than April 29, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated by reference from the definitive proxy statement for our 2004 Annual Meeting of Stockholders, to be filed not later than April 29, 2004.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	1.	Financial Statements.
Incorporated by reference to the index of consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.
	2.	Financial Statement Schedules.
None.
	3.	Exhibits.

Number	Description
2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson, HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 to LivePerson’s Current Report on Form 8-K, dated October 12, 2000 and filed October 19, 2000)

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))

4.2

Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

Number	Description
4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson

10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of
January 1, 1999 (incorporated by reference to the identically-numbered exhibit to
Registration No. 333-96689)*

10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23,
1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*

10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E.
Bixby, dated as of April 1, 2003 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2003 and filed August 13, 2003)*

10.3	2000 Stock Incentive Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

10.5	Agreement of Lease between Vornado 330 West 34th Street L.L.C. as Landlord and
LivePerson as Tenant, dated as of March 8, 2000 (incorporated by reference to Exhibit
10.8 to Registration No. 333-96689)

10.5.1	Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, dated as of September 20, 2001 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September
30, 2001 and filed November 14, 2001)

10.6	Master Lease and Financing Agreement (with exhibits and schedules) by and between
Compaq Financial Services Corporation and LivePerson, dated as of August 28, 2000
(incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

10.7.1	Employment Agreement between HumanClick Ltd. and Eitan Ron, dated as of October
12, 2000 (incorporated by reference to the identically-numbered exhibit to LivePerson’s
Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed
April 1, 2002 (the “2001 Form 10-K”))*

10.7.2	Letter Agreement between LivePerson, Inc. and Eitan Ron, dated October 12, 2000
(incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*

21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2001
Form 10-K)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

     (b)  Current Reports on Form 8-K filed or furnished during the quarter ended December 31, 2003:

Items 7 and 12 – dated October 28, 2003 and furnished October 29, 2003, announcing the issuance of a press release with regard to the Company’s results of operations and financial condition for the quarter ended September 30, 2003.

     Information in any of our Current Reports on Form 8-K furnished under Item 12, “Results of Operations and Financial Condition,” shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

LIVEPERSON, INC.

By:	/s/ ROBERT P. LOCASCIO

Robert P. LoCascio Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2004.

Signature	Title(s)

/s/ ROBERT P. LOCASCIO	Chief Executive Officer and Chairman of the
Board of Directors (principal executive
Robert P. LoCascio	officer)

/s/ TIMOTHY E. BIXBY	President, Chief Financial Officer, Secretary
and Director (principal financial and
Timothy E. Bixby	accounting officer)

/s/ STEVEN BERNS	Director

Steven Berns

/s/ RICHARD L. FIELDS	Director

Richard L. Fields

/s/ EMMANUEL GILL	Director

Emmanuel Gill

/s/ KEVIN C. LAVAN	Director

Kevin C. Lavan

EXHIBIT INDEX

Number	Description

2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson,
HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto
(incorporated by reference to Exhibit 2 to LivePerson’s Current Report on Form 8-K,
dated October 12, 2000 and filed October 19, 2000)

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1	Specimen common stock certificate (incorporated by reference to the identically-
numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended
(Registration No. 333-96689) (“Registration No. 333-96689”))

4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27,
2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson

10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of
January 1, 1999 (incorporated by reference to the identically-numbered exhibit to
Registration No. 333-96689)*

10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23,
1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*

10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E.
Bixby, dated as of April 1, 2003 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30,
2003 and filed August 13, 2003)*

10.3	2000 Stock Incentive Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

10.5	Agreement of Lease between Vornado 330 West 34th Street L.L.C. as Landlord and
LivePerson as Tenant, dated as of March 8, 2000 (incorporated by reference to Exhibit
10.8 to Registration No. 333-96689)

10.5.1	Surrender Agreement between Vornado 330 West 34th Street L.L.C. and LivePerson, dated as of September 20, 2001 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended September
30, 2001 and filed November 14, 2001)

10.6	Master Lease and Financing Agreement (with exhibits and schedules) by and between
Compaq Financial Services Corporation and LivePerson, dated as of August 28, 2000
(incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

10.7.1	Employment Agreement between HumanClick Ltd. and Eitan Ron, dated as of October
12, 2000 (incorporated by reference to the identically-numbered exhibit to LivePerson’s
Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and filed
April 1, 2002 (the “2001 Form 10-K”))*

10.7.2	Letter Agreement between LivePerson, Inc. and Eitan Ron, dated October 12, 2000
(incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)*

21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2001
Form 10-K)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement