Form 10-Q
period 2004-03-31
LIVEPERSON INC
filed 2004-05-14
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

or

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

Yes |_|   No |X|

As of May 5, 2004, there were 37,306,275 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2004
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2004	December 31, 2003

	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$10,641	$10,898
Accounts receivable, net of allowances for doubtful accounts of $79 and $64 as of March 31, 2004 and December 31,
2003, respectively	1,088	1,239
Prepaid expenses and other current assets	320	318

Total current assets	12,049	12,455
Property and equipment, net	472	341
Other intangibles, net	1,940	361
Security deposits	123	129
Other assets	268	251

Total assets	$14,852	$13,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31	$116
Accrued expenses	1,319	2,577
Deferred revenue	1,345	1,276

Total current liabilities	2,695	3,969

Other liabilities	249	232
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31,
2004 and December 31, 2003	—	—
Common stock, $.001 par value per share; 100,000,000
shares authorized, 37,276,409 shares issued and
outstanding at March 31, 2004 and 36,816,415 shares
issued and outstanding at December 31, 2003	37	36
Additional paid-in capital	117,187	115,315
Accumulated deficit	(105,316)	(106,015)

Total stockholders’ equity	11,908	9,336

Total liabilities and stockholders’ equity	$14,852	$13,537

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) UNAUDITED

	Three Months Ended March 31,

	2004	2003

Revenue	$4,073	$2,529

Operating expenses:
Cost of revenue	693	493
Product development expense	439	331
Sales and marketing expense	1,154	727
General and administrative expense	921	813
Amortization of intangibles	179	253

Total operating expenses	3,386	2,617

Income (loss) from operations	687	(88)

Other income (expense):
Other expense	—	(8)
Interest income	12	13

Total other income, net	12	5

Net income (loss)	$699	$(83)

Basic net income (loss) per share	$0.02	$(0.00)

Diluted net income (loss) per share	$0.02	$(0.00)

Weighted average shares outstanding used in basic net income (loss) per share
calculation	37,010,432	34,155,869

Weighted average shares outstanding used in diluted net income (loss) per
share calculation	38,366,070	34,155,869

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$699	$(83)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash compensation expense, net	60	6
Depreciation	57	93
Amortization of intangibles	179	253
Provision for doubtful accounts, net	15	15
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	136	(321)
Prepaid expenses and other current assets	(2)	79
Security deposits	6	1
Accounts payable	(85)	51
Accrued expenses	(1,258)	(300)
Deferred revenue	69	553

Net cash (used in) provided by operating activities	(124)	347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(188)	(15)
Acquisition costs	(9)	—

Net cash used in investing activities	(197)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of
options	64	39

Net cash provided by financing activities	64	39

Effect of foreign exchange rate changes on cash and cash equivalents	—	8

Net (decrease) increase in cash and cash equivalents	(257)	379
Cash and cash equivalents at the beginning of the period	10,898	8,004

Cash and cash equivalents at the end of the period	$10,641	$8,383

Supplemental Disclosure of Non-cash Investing Activities:

During the three months ended March 31, 2004, the Company issued 370,894 shares of common stock in connection with the acquisition of certain identifiable assets of Island Data Corporation.

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

     (B)     UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     The accompanying interim condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2004, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2004 and 2003. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date.

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004.

     (C)     REVENUE RECOGNITION

     The LivePerson services facilitate real-time sales, marketing and customer service for companies that conduct business online. The Company charges a monthly fee, which varies by service. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee.

     The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $2 and $0 in the three months ended March 31, 2004 and 2003, respectively, of set-up fees due to client attrition.

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three months ended March 31, 2004 would have decreased and the net loss attributable to common stockholders for the three months ended March 31, 2003 would have increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

	Three Months Ended March 31,

	2004	2003

Net income (loss) as reported	$699	$(83)
Add: Stock-based compensation expense included in net income (loss)
as reported	$—	$6
Deduct: Pro forma stock-based compensation cost	$(617)	$(10)

Pro forma net income (loss)	$82	$(87)

Basic net income (loss) per common share:
As reported	$0.02	$(0.00)

Pro forma	$0.00	$(0.00)

Diluted net income (loss) per common share:
As reported	$0.02	$(0.00)

Pro forma	$0.00	$(0.00)

     The per share weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003, was $3.96 and $0.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 4.6%, respectively; and expected life of five years for all periods. During 2004 and 2003, the Company used a volatility factor of 160.0% and 135.4%, respectively.

     (E)     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income (loss) attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for the three month period ended March 31, 2003.

     Diluted net income per common share for the three month period ended March 31, 2004 includes the effect of options to purchase 5,358,025 shares of common stock with a weighted average exercise price of $0.96 and warrants to purchase 150,000 shares of common stock with a weighted average exercise price of $0.69. Diluted net loss per common share for the three month period ending March 31, 2003 does not include the effects of options to purchase 7,852,084 shares of common stock and warrants to purchase 607,030 shares of common stock as the effect of their inclusion is anti-dilutive during each period.

     (F)     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the FASB issued for exposure a Proposed Statement of Financial Accounting Standards entitled “Share-Based Payment - an Amendment of SFAS Nos. 123 and 95.” The proposal requires that the fair value of employee stock-based compensation be expensed. Although the proposal differs from SFAS No. 123, as amended by SFAS No. 148, its requirements will only apply to new grants of stock or options to employees. The Company will continue to monitor the progress of the FASB with regard to the final requirements of this new standard.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of APB No. 51,” as amended by FASB Interpretation No. 46R, is effective in 2004. FASB Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The FASB subsequently issued Interpretation No. 46R in December 2003, which modified certain provisions of FASB Interpretation No. 46, and which must be applied to the first reporting period after March 15, 2004. FASB Interpretation No. 46, as amended by FASB Interpretation No. 46R, did not have an impact on the Company’s financial position, cash flows or results of operations, or result in additional disclosure in the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For these mandatorily redeemable financial instruments, SFAS No. 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company does not have any financial instruments that are within the scope of SFAS No. 150; therefore the issuance of SFAS No. 150 did not have an impact on the Company’s financial position, cash flows or results of operations.

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

     (2)     BALANCE SHEET COMPONENTS

     Property and equipment is summarized as follows:

	March 31, 2004	December 31, 2003

	(Unaudited)
Computer equipment and software	$1,645	$1,460
Furniture, equipment and building improvements	39	36

	1,684	1,496
Less accumulated depreciation	1,212	1,155

Total	$472	$341

     Accrued expenses consist of the following:

	March 31, 2004	December 31, 2003

	(Unaudited)
Professional services and consulting fees	$606	$382
Payroll and related costs	621	1,820
Sales commissions	43	31
Island Data customer contracts acquisition costs	—	286
Other	49	58

Total	$1,319	$2,577

     (3)     ASSET ACQUISITION

     In December 2003, the Company acquired certain identifiable assets of Island Data Corporation (“Island Data”). The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. As of March 31, 2004, the Company paid approximately $370 in cash, and issued 370,894 shares of common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and will be amortized over a period of 36 months, representing the expected term of the client relationships. The net acquisition costs of $1,940 are included in “Assets – Other intangibles, net” on the Company’s March 31, 2004 balance sheet.

     In January 2004, the Company filed a registration statement with the SEC to register the resale of up to 500,000 shares of its common stock by Island Data. The Company’s registration of the resale of the shares was required by its agreement with Island Data. The shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the agreement, will be deregistered. The Company will not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement

     (4)     COMMITMENTS AND CONTINGENCIES

     The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2004 and 2003 was approximately $116 and $100, respectively.

     (5)     LEGAL PROCEEDINGS

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

     YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. STATEMENTS IN THE FOLLOWING DISCUSSION ABOUT LIVEPERSON THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY IN THE SECTION CAPTIONED “--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

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

     The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $2,000 and $0 in the three months ended March 31, 2004 and 2003, respectively, of set-up fees due to client attrition.

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

     ACCOUNTS RECEIVABLE

     Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2004 and 2003. One customer accounted for approximately 13% of accounts receivable at March 31, 2004. Two customers accounted for approximately 22% of accounts receivable at December 31, 2003.

     IMPAIRMENT OF LONG-LIVED ASSETS

     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” on January 1, 2002. SFAS No. 144 requires long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undisclosed future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sales would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 did not have any impact on our financial condition or results of operations.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued for exposure a Proposed Statement of Financial Accounting Standards entitled “Share-Based Payment - an Amendment of SFAS Nos. 123 and 95.” The proposal requires that the fair value of employee stock-based compensation be expensed. Although the proposal differs from SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the proposal’s requirements will only apply to new grants of stock or options to employees. We will continue to monitor the progress of the FASB with regard to the final requirements of this new standard.

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of APB No. 51,” as amended by FASB Interpretation No. 46R, is effective in 2004. FASB Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and is based on the concept that companies that control another entity through interests, other than voting interests, should consolidate the controlled entity. The FASB subsequently issued Interpretation No. 46R in December 2003, which modified certain provisions of FASB Interpretation No. 46, and which must be applied to the first reporting period after March 15, 2004. FASB Interpretation No. 46, as amended by FASB Interpretation No. 46R, did not have an impact on our financial position, cash flows or results of operations, or result in additional disclosure in our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for our instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For these mandatorily redeemable financial instruments, SFAS No. 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We do not have any financial instruments that are within the scope of SFAS No. 150; therefore the issuance of SFAS No. 150 did not have an impact on our financial position, cash flows or results of operations.

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

     In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. Our acquisition cost was approximately $1.4 million, including the initial purchase price payment of $600,000 to NewChannel. The total acquisition cost has been allocated to customer contracts and was amortized ratably over a period of 18 months, representing the then expected term of the client relationships. As of December 31, 2003, the total purchase had been completely amortized.

     In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. As of March 31, 2004, we paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the expected term of the client relationships. The net acquisition costs of $1.9 million are included in “Assets – Other intangibles, net” on our March 31, 2004 balance sheet.

     In January 2004, we filed a registration statement with the Securities and Exchange Commission to register the resale of up to 500,000 shares of our common stock by Island Data. Our registration of the resale of the shares was required by our agreement with Island Data. The shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the agreement, will be deregistered. We will not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement.

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

     REVENUE

     Our clients pay us a monthly fee, which varies by service. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the three months ended March 31, 2004 and 2003 accounted for 96% and 98%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

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

     In the three months ended March 31, 2004, we increased our allowance for doubtful accounts by $15,000 to approximately $79,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

     Due to our acquisition of the Island Data customer contracts in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2004 and 2003 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Revenue. Total revenue increased to $4.1 million in the three months ended March 31, 2004 from $2.5 million in the comparable period in 2003. This increase is primarily attributable to the acquisition of the Island Data customer contracts and associated rights in December 2003, and to revenue from new clients and increased revenue from existing clients as a result of increased market acceptance of our services. Revenue in the three months ended March 31, 2004 and 2003 included the recognition of $2,000 and $0, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

     Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $693,000 in the three months ended March 31, 2004 from $493,000 in the comparable period in 2003. This increase is primarily related to the acquisition of the Island Data customer contracts and associated rights in December 2003, as well as increased usage from existing clients and the addition of new clients.

     Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $439,000 for the three months ended March 31, 2004 from $331,000 in the comparable period in 2003. This increase is attributable to an increase in the number of LivePerson product development personnel, as well as an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

     Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $1.2 million in the three months ended March 31, 2004 from $727,000 in the comparable period in 2003. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition and to increased sales lead activity.

     General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $921,000 in the three months ended March 31, 2004 from $813,000 in the comparable period in 2003. This increase is primarily attributable to increases in professional services and to an increase in recruitment costs related to the expansion of our sales force.

     Amortization of Other Intangibles. Amortization expense was $179,000 in the three months ended March 31, 2004 and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data Corporation. Amortization expense was $253,000 in the three months ended March 31, 2003 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

     Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options and warrants granted to employees, consultants and directors. Deferred compensation has been amortized over the vesting period of the individual options. We recorded non-cash compensation expense of $60,000 and $6,000 in the three months ended March 31, 2004 and 2003, respectively.

     Other Income. Interest income was $12,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999. Other expense was $8,000 for the three months ended March 31, 2003 and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

     Net Income (Loss). We had net income of $699,000 in the three months ended March 31, 2004 compared to a net loss of $83,000 for the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, we had approximately $10.6 million in cash and cash equivalents, a decrease of $257,000 from December 31, 2003. This decrease is primarily attributable to the remittance of previously withheld employee payroll taxes associated with the exercise of stock options during the fourth quarter of 2003. We regularly invest excess funds in short-term money market funds.

     Net cash used in operating activities was $124,000 for the three months ended March 31, 2004 and consisted of net income and non-cash expenses related to the amortization of other intangibles, non-cash compensation and depreciation offset by decreases in accrued expenses and accounts payable. Net cash provided by operating activities was $347,000 for the three months ended March 31, 2003 and consisted primarily of net operating losses offset by increases in deferred revenue and amortization expenses, partially offset by an increase in accounts receivable and a decrease in accrued expenses.

     Net cash used in investing activities was $197,000 and $15,000 in the three months ended March 31, 2004 and 2003, respectively, and was due primarily to the purchase of fixed assets.

     Net cash provided by financing activities was $64,000 and $39,000 for the three months ended March 31, 2004 and 2003, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of options.

     We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. We incurred significant net losses from inception through June 30, 2003, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of March 31, 2004, we had an accumulated deficit of approximately $105.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

     We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2004 and 2003 was approximately $116,000 and $100,000, respectively.

     As of March 31, 2004, our principal commitments were approximately $483,000 under various operating leases, of which approximately $278,000 is due in 2004. We do not currently expect that our principal commitments for the year ending December 31, 2004 will exceed $500,000 in the aggregate. Our capital expenditures are not currently expected to exceed $300,000 in 2004. Our contractual obligations at March 31, 2004 are summarized as follows:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$483	$278	$205	$—	$—

Total	$483	$278	$205	$—	$—

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

     We have a history of losses, we had an accumulated deficit of $105.3 million as of March 31, 2004 and we may incur losses in the future.

     Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $699,000 in the three months ended March 31, 2004. As of March 31, 2004, our accumulated deficit was approximately $105.3 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

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

     Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $79,000 in the three months ended March 31, 2004, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

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

     Our product development staff, help desk and online sales personnel are located in Israel. As of March 31, 2004, we had 27 full-time employees in Israel and as of December 31, 2003, we had 33 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities since 2002 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

     Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 44.1% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

The future sale of shares of our common stock may negatively affect our stock price.

     If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. The number of shares of common stock subject to the registration statement we filed in January 2004, registering our issuance and sale from time to time of up to 4,000,000 shares of common stock, is much greater than the average weekly trading volume for our shares. No prediction can be made as to the effect, if any, that market sales of these or other shares of our common stock will have on the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Currency Rate Fluctuations

     Through March 31, 2004, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

     Collection Risk

     Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $79,000 in the three months ended March 31, 2004, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

     Interest Rate Risk

     Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in LivePerson’s internal control over financial reporting during the quarter ended March 31, 2004 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)     Not applicable.

     (b)     Not applicable.

     (c)     Recent Sales of Unregistered Securities

     We issued 76,074 shares of common stock to Island Data Corporation on February 2, 2004, pursuant to our agreement to purchase certain identifiable assets from Island Data. The value of the shares issued was approximately $364,000, based on the closing price of our common stock on the Nasdaq SmallCap Market on the date of issuance. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

     We issued 294,820 shares of common stock to Island Data Corporation on March 1, 2004, pursuant to our agreement to purchase certain identifiable assets from Island Data. The value of the shares issued was approximately $1.4 million, based on the closing price of our common stock on the Nasdaq SmallCap Market on the date of issuance. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

     (d)     Not applicable.

     (e)     Not applicable.

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

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Current Reports on Form 8-K filed during the quarter ended March 31, 2004:

     Items 5 and 7 – dated and filed January 5, 2004, announcing LivePerson’s acquisition of certain identifiable assets of Island Data Corporation in a cash and stock transaction, and the issuance of a related press release.

     Items 5 and 7 – dated and filed January 20, 2004, announcing LivePerson’s filing of a registration statement with the SEC to register the resale of 500,000 shares of its common stock by Island Data Corporation in connection with the previously announced acquisition of certain identifiable Island Data assets, and LivePerson’s filing of a shelf registration statement with the SEC relating to the issuance of up to four million shares of its common stock..

     Items 5, 7 and 12 – dated and filed (with respect to Item 5) and furnished (with respect to Item 12) January 29, 2004, announcing (i) certain financial details regarding the Island Data Corporation transaction, and (ii) the issuance of a press release with regard to LivePerson’s results of operations and financial condition for the quarter and year ended December 31, 2003.

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

LIVEPERSON, INC.

(Registrant)

Date: May 14, 2004	By:	/s/ ROBERT P. LOCASCIO

	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: May 14, 2004	By:	/s/ TIMOTHY E. BIXBY

	Name:	Timothy E. Bixby
	Title:	President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002