Form 10-Q
period 2004-06-30
LIVEPERSON INC
filed 2004-08-20
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 0-30141

LIVEPERSON, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628
(State or Other Jurisdiction ofIncorporation or Organization)	(IRS Employer Identification No.)

462 SEVENTH AVENUE, 21ST FLOOR NEW YORK, NEW YORK	10018
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 6, 2004, there were 37,309,607 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2004
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$11,409	$10,898
Accounts receivable, net of allowances for doubtful accounts of $79 and $64 as of June 30, 2004 and December 31, 2003, respectively	1,097	1,239
Prepaid expenses and other current assets	608	318

Total current assets	13,114	12,455
Property and equipment, net	491	341
Other intangibles, net	1,760	361
Security deposits	129	129
Other assets	298	251

Total assets	$15,792	$13,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184	$116
Accrued expenses	1,445	2,577
Deferred revenue	1,199	1,276

Total current liabilities	2,828	3,969

Other liabilities	279	232

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2004 and December 31, 2003	--	--
Common stock, $.001 par value per share; 100,000,000 shares authorized, 37,309,607 shares issued and outstanding at June 30, 2004 and 36,816,415 shares issued and outstanding at December 31, 2003	37	36
Additional paid-in capital	117,379	115,315
Deferred compensation	(117)	--
Accumulated deficit	(104,614)	(106,015)

Total stockholders’ equity	12,685	9,336

Total liabilities and stockholders’ equity	$15,792	$13,537

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$4,342	$2,826	$8,414	$5,355

Operating expenses:
Cost of revenue	694	514	1,386	1,006
Product development expense	516	419	955	751
Sales and marketing expense	1,240	856	2,394	1,583
General and administrative expense	988	786	1,909	1,598
Amortization of intangibles	179	253	358	507
Restructuring charge	--	1,024	--	1,024

Total operating expenses	3,617	3,852	7,002	6,469

Income (loss) from operations	725	(1,026)	1,412	(1,114)

Other income (expense):
Other expense	--	--	--	(8)
Interest income	11	6	23	19

Total other income, net	11	6	23	11

Income (loss) before provision for income taxes	736	(1,020)	1,435	(1,103)
Provision for income taxes	33	--	33	--

Net income (loss)	$703	$(1,020)	$1,402	$(1,103)

Basic net income (loss) per share	$0.02	$(0.03)	$0.04	$(0.03)

Diluted net income (loss) per share	$0.02	$(0.03)	$0.04	$(0.03)

Weighted average shares outstanding used in basic net income (loss) per share calculation	37,318,804	34,229,236	37,164,618	34,192,755

Weighted average shares outstanding used in diluted net income (loss) per share calculation	38,241,702	34,229,236	38,277,664	34,192,755

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED
	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,402	$(1,103)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense, net	129	48
Depreciation	116	208
Amortization of intangibles	358	507
Provision for doubtful accounts, net	15	15

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	127	6
Prepaid expenses and other current assets	(290)	(146)
Security deposits	--	(6)
Accounts payable	68	60
Accrued expenses	(1,132)	644
Deferred revenue	(77)	465

Net cash provided by operating activities	716	698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(266)	(15)
Acquisition costs	(8)	--

Net cash used in investing activities	(274)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	69	87

Net cash provided by financing activities	69	87

Effect of foreign exchange rate changes on cash and cash equivalents	--	8

Net increase in cash and cash equivalents	511	778
Cash and cash equivalents at the beginning of the period	10,898	8,004

Cash and cash equivalents at the end of the period	$11,409	$8,782

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	33	--

Supplemental Disclosure of Non-cash Investing Activities:

During the six months ended June 30, 2004, the Company issued 370,894 shares of common stock in connection with the acquisition of certain identifiable assets of Island Data Corporation.

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

(B)   UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of LivePerson as of June 30, 2004, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2004 and 2003. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date.

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

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0 and $2 in the three and six months ended June 30, 2004 and $0 and $0 in the three and six months ended June 30, 2003, respectively, of set-up fees due to client attrition.

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

(D)   STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25,” to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and six months ended June 30, 2004 would have decreased and the net loss attributable to common stockholders for the three and six months ended June 30, 2003 would have increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

The Company recently determined that  it had misapplied certain provisions of SFAS No. 123 when calculating the disclosure requirements for its stock-based employee compensation plan using a fair-value based method of accounting. The misapplication primarily related to the amortization period used when computing the pro forma compensation expense impact of issued stock options on net income (loss) and basic and diluted net income (loss) per common share.  The Company has restated the previously disclosed pro forma amounts for periods beginning with the three months ended March 31, 2003. The restated pro forma amounts do not affect our reported results of operations for any period. The table below includes the restated pro forma amounts for the three and six month periods ended June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (Restated)	2004	2003 (Restated)

Net income (loss) as reported	$703	$(1,020)	$1,402	$(1,103)
Add: Stock-based compensation expense included in net income (loss) as reported	--	42	--	48
Deduct: Pro forma stock-based compensation cost	(339)	(227)	(640)	(447)

Pro forma net income (loss)	$364	$(1,205)	$762	$(1,502)

Basic net income (loss) per common share:
As reported	$0.02	$(0.03)	$0.04	$(0.03)

Pro forma	$0.01	$(0.04)	$0.02	$(0.04)

Diluted net income (loss) per common share:
As reported	$0.02	$(0.03)	$0.04	$(0.03)

Pro forma	$0.01	$(0.04)	$0.02	$(0.04)

The per share weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003, was $4.85 and $0.97, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 4.1%, respectively; and expected life of five years for all periods. During 2004 and 2003, the Company used a volatility factor of 92.6% and 146.4%, respectively.

The following tables provide the restated pro forma amounts of previously reported 2003 and 2004 pro forma disclosures that the Company intends to disclose prospectively in future filings that include such pro forma disclosures.

Pro forma stock-based compensation cost:
Period	Previously Disclosed	Restated

Three Months Ended March 31, 2003	$(16)	$(220)
Three Months Ended June 30, 2003	$(296)	$(227)
Six Months Ended June 30, 2003	$(312)	$(447)
Three Months Ended September 30, 2003	$(1,043)	$(243)
Nine Months Ended September 30, 2003	$(1,355)	$(690)
Year Ended December 31, 2003	$(403)	$(945)
Three Months Ended March 31, 2004	$(617)	$(300)

Pro forma net income (loss):
Period	Previously Disclosed	Restated

Three Months Ended March 31, 2003	$(93)	$(303)
Three Months Ended June 30, 2003	$(1,274)	$(1,205)
Six Months Ended June 30, 2003	$(1,367)	$(1,502)
Three Months Ended September 30, 2003	$(891)	$(91)
Nine Months Ended September 30, 2003	$(2,258)	$(1,593)
Year Ended December 31, 2003	$(1,174)	$(1,716)
Three Months Ended March 31, 2004	$82	$399

Pro forma basic net income (loss) per common share:
Period	Previously Disclosed	Restated

Three Months Ended March 31, 2003	$(0.00)	$(0.01)
Three Months Ended June 30, 2003	$(0.04)	$(0.04)
Six Months Ended June 30, 2003	$(0.04)	$(0.04)
Three Months Ended September 30, 2003	$(0.03)	$(0.00)
Nine Months Ended September 30, 2003	$(0.06)	$(0.05)
Year Ended December 31, 2003	$(0.03)	$(0.05)
Three Months Ended March 31, 2004	$0.00	$0.01

Pro forma diluted net income (loss) per common share:
Period	Previously Disclosed	Restated

Three Months Ended March 31, 2003	$(0.00)	$(0.01)
Three Months Ended June 30, 2003	$(0.04)	$(0.04)
Six Months Ended June 30, 2003	$(0.04)	$(0.04)
Three Months Ended September 30, 2003	$(0.03)	$(0.00)
Nine Months Ended September 30, 2003	$(0.06)	$(0.05)
Year Ended December 31, 2003	$(0.03)	$(0.05)
Three Months Ended March 31, 2004	$0.00	$0.01

(E)   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income (loss) attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for the three and six month periods ended June 30, 2003.

Diluted net income per common share for the three and six month periods ended June 30, 2004 include the effect of options to purchase 5,385,150 shares of common stock with a weighted average exercise price of $1.07 and warrants to purchase 150,000 shares of common stock with a weighted average exercise price of $0.69. Diluted net loss per common share for the three and six month periods ended June 30, 2003 does not include the effects of options to purchase 7,813,074 shares of common stock and warrants to purchase 607,030 shares of common stock as the effect of their inclusion is anti-dilutive during each period.

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

In December 2003, the staff of the SEC issued SAB No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101, which had been codified in SEC Topic 13, “Revenue Recognition.” SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have any impact on the Company’s financial position, cash flows or results of operations.

(2)   BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:
	June 30, 2004	December 31, 2003

	(Unaudited)

Computer equipment and software	$1,720	$1,460
Furniture, equipment and building improvements	41	36

	1,761	1,496
Less accumulated depreciation	1,270	1,155

Total	$491	$341

Accrued expenses consist of the following:
	June 30, 2004	December 31, 2003

	(Unaudited)

Professional services and consulting fees	$487	$382
Payroll and related costs	851	1,820
Sales commissions	49	31
Island Data customer contracts acquisition costs	--	286
Other	58	58

Total	$1,445	$2,577

(3)   ASSET ACQUISITION

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation (“Island Data”). The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. As of June 30, 2004, the Company paid approximately $370 in cash, and issued 370,894 shares of common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and will be amortized over a period of 36 months, representing the expected term of the acquired client relationships. The net acquisition costs of $1,760 are included in “Assets – Other intangibles, net” on the Company’s June 30, 2004 balance sheet.

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

(4)   COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2004 was approximately $118 and $234, respectively, and approximately $100 and $200 for the three and six months ended June 30, 2003, respectively.

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

In June 2003, James Ball d/b/a TalktoDealers.com filed a complaint against the Company and other unidentified persons in the Superior Court of the State of California for the County of Orange, containing claims for breach of contract and unjust enrichment. The complaint sought to recover approximately $1,152 per year from the time of the Company’s alleged breach in late 2002 or early 2003, plus interest, costs, attorneys’ fees, restitution and specific performance. The Company has served an answer denying liability.

Although the Company believes that it has meritorious defenses and intends to defend vigorously the matters described above, and believes that the Company has provided adequate reserves in connection with the claims, the Company cannot assure you that the Company’s defenses will be successful and, if they are not, that the Company’s ultimate liability in connection with these claims will not exceed the Company’s reserves or have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

(6)   SUBSEQUENT EVENT

In July 2004, the Company acquired certain assets of FaceTime Communications, Inc. (“FaceTime”). The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price is based in part on future revenue generated by the Company from the former FaceTime client base. To date, the Company has incurred total transaction costs of approximately $220, including the initial purchase price payment of $200 to FaceTime. The Company expects the total cost of the transaction to be less than $400. The total acquisition cost will be amortized ratably over a period of 24 months, representing the Company’s current estimate of the expected term of the acquired client relationships.

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

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0 and $2,000 in the three and six months ended June 30, 2004, respectively, and $0 and $0 in the three and six months ended June 30, 2003, respectively, of set-up fees due to client attrition.

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

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three or six months ended June 30, 2004 and 2003. Two customers accounted for approximately 24% of accounts receivable at June 30, 2004. Two customers accounted for approximately 22% of accounts receivable at December 31, 2003.

IMPAIRMENT OF LONG-LIVED ASSETS

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” on January 1, 2002. SFAS No. 144 requires long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undisclosed future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 did not have any impact on our financial condition or results of operations.

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

In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101, which had been codified in SEC Topic 13, “Revenue Recognition.” SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have any impact on our financial position, cash flows or results of operations.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. As of June 30, 2004, we paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the expected term of the acquired client relationships. The net acquisition costs of $1.8 million are included in “Assets – Other intangibles, net” on our June 30, 2004 balance sheet.

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

In July 2004, we acquired certain assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price is based in part on future revenue generated by us from the former FaceTime client base. To date, we have incurred total transaction costs of approximately $220,000, including the initial purchase price payment of $200,000 to FaceTime. We expect the total cost of the transaction to be less than $400,000. The total acquisition cost will be amortized ratably over a period of 24 months, representing our current estimate of the expected term of the acquired client relationships.

REVENUE

Our clients pay us a monthly fee, which varies by service. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee accounted for 93% and 95% of total LivePerson services revenue for the three and six months ended June 30, 2004, respectively, and 98% and 98% of total LivePerson services revenue for the three and six months ended June 30, 2003, respectively. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

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

In the six months ended June 30, 2004, we increased our allowance for doubtful accounts by $15,000 to approximately $79,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

Due to our acquisition of the Island Data customer contracts in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and six months ended June 30, 2004 and 2003 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue. Total revenue increased to $4.3 million and $8.4 million in the three and six months ended June 30, 2004 from $2.8 million and $5.4 million in the comparable periods in 2003. This increase is primarily attributable to increased revenue from existing clients, the addition of new clients and to a lesser extent, to the acquisition of the Island Data customer contracts and associated rights in December 2003. Revenue in the three and six months ended June 30, 2004 included the recognition of $0 and $2,000, respectively, of set-up fees due to client attrition. Revenue in the three and six months ended June 30, 2003 included the recognition of $0 and $0, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot as sure you that we will achieve similar revenue growth, if any, in future periods.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to leasing space and connectivity for our services, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $694,000 and $1.4 million in the three and six months ended June 30, 2004 from $514,000 and $1.0 million in the comparable periods in 2003. This increase is primarily related to the acquisition of the Island Data customer contracts and associated rights in December 2003, as well as increased usage from existing clients and the addition of new clients.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $516,000 and $955,000 for the three and six months ended June 30, 2004 from $419,000 and $751,000 in the comparable periods in 2003. This increase is attributable to an increase in the number of LivePerson product development personnel, and to a lesser extent, to an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and trade show exhibit expenses. Sales and marketing expenses increased to $1.2 million and $2.4 million in the three and six months ended June 30, 2004 from $856,000 and $1.6 million in the comparable periods in 2003. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition and to increased sales lead activity.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $1.0 million and $1.9 million in the three and six months ended June 30, 2004 from $786,000 and $1.6 million in the comparable periods in 2003. This increase is primarily attributable to increases in professional services and to an increase in recruitment costs related to the expansion of our sales force.

Amortization of Other Intangibles. Amortization expense was $179,000 and $358,000 in the three and six months ended June 30, 2004 and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data Corporation. Amortization expense was $253,000 and $507,000 in the three and six months ended June 30, 2003 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

Non-Cash Compensation Expense, Net. Non-cash compensation expense consists primarily of amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of certain stock options and warrants granted to employees, consultants and directors. Deferred compensation has been amortized over the vesting period of the individual options. We recorded non-cash compensation expense of $69,000 and $129,000 in the three and six months ended June 30, 2004 and $42,000 and $48,000 in the comparable periods in 2003.

Restructuring Charge. In the three months ended June 30, 2003, we recorded an additional restructuring charge of approximately $1.0 million related to our 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350,000 provision initially provided for in connection with our original restructuring plan in 2001. Because our June 30, 2003 interim financial statements were not yet filed with the SEC when we received notification of the judgment, the recording of this charge in the three months ended June 30, 2003 was required pursuant to SFAS No. 5, “Accounting for Contingencies” and Statement of Auditing Standards No. 1, “Codification of Auditing Standards and Procedures, section 560 — Subsequent Events.”

Other Income. Interest income was $11,000 and $23,000 for the three and six months ended June 30, 2004 and $6,000 and $19,000 in the comparable periods in 2003, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999, and to a lesser extent, to cash provided by operating activities. Other expense was $0 and $8,000 for the three and six months ended June 30, 2003 and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

Net Income (Loss). We had net income of $703,000 and $1.4 million in the three and six months ended June 30, 2004 compared to a net loss of $1.0 million and $1.1 for the comparable periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had approximately $11.4 million in cash and cash equivalents, an increase of $511,000 from December 31, 2003. This increase is attributable to net cash provided by operating activities during the six months ended June 30, 2004, offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $716,000 for the six months ended June 30, 2004 and consisted of net income and non-cash expenses related to the amortization of other intangibles, non-cash compensation and depreciation offset by decreases in accrued expenses and an increase in prepaid expenses. Net cash provided by operating activities was $698,000 for the six months ended June 30, 2003 and consisted primarily of a net loss offset by increases in accrued expenses, deferred revenue and amortization expenses, partially offset by an increase in prepaid expenses.

Net cash used in investing activities was $274,000 and $15,000 in the six months ended June 30, 2004 and 2003, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $69,000 and $87,000 for the six months ended June 30, 2004 and 2003, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of options.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. We incurred significant net losses from inception through June 30, 2003, significant negative cash flows from operations in the periods from inception through December 31, 2002, and as of June 30, 2004, we had an accumulated deficit of approximately $104.6 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2004 was approximately $118,000 and $234,000, respectively, and approximately $100,000 and $200,000 for the three and six months ended June 30, 2003, respectively.

As of June 30, 2004, our principal commitments were approximately $445,000 under various operating leases, of which approximately $173,000 is due in 2004. We do not currently expect that our principal commitments for the year ending December 31, 2004 will exceed $500,000 in the aggregate. Our capital expenditures are not currently expected to exceed $300,000 in 2004. Our contractual obligations at June 30, 2004 are summarized as follows:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$445	$173	$161	$94	$17

Total	$445	$173	$161	$94	$17

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $104.6 million as of June 30, 2004 and we may incur losses in the future.

Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $1.4 million in the six months ended June 30, 2004. As of June 30, 2004, our accumulated deficit was approximately $104.6 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

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

Our LivePerson services agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty. If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate these services agreements, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees from the LivePerson services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small amount of services sold in initial orders, we depend on sales to new clients and sales of additional services to our existing clients. In addition, we cannot assure you that we will be able to retain as clients those customers of the Express Response hosted knowledgebase and FAQ service we acquired from Island Data Corporation in December 2003 or those customers of FaceTime Communications, Inc. we acquired in July 2004.

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

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $79,000 in the six months ended June 30, 2004, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

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

Our product development staff, help desk and online sales personnel are located in Israel. As of June 30, 2004, we had 29 full-time employees in Israel and as of December 31, 2003, we had 24 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities since 2002 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43.4% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through June 30, 2004, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $79,000 in the six months ended June 30, 2004, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in LivePerson’s internal control over financial reporting during the quarter ended June 30, 2004 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, James Ball d/b/a TalktoDealers.com filed a complaint against us and other unidentified persons in the Superior Court of the State of California for the County of Orange, containing claims for breach of contract and unjust enrichment. The complaint sought to recover approximately $1,152,000 per year from the time of LivePerson’s alleged breach in late 2002 or early 2003, plus interest, costs, attorneys’ fees, restitution and specific performance. We have served an answer denying liability.

Although we believe that we have meritorious defenses and intend to defend vigorously the matters described above, and believe that we have provided adequate reserves in connection with the claims, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not exceed our reserves or have a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

(c)    Recent Sales of Unregistered Securities

We issued 19,866 shares of Common Stock on April 13, 2004 and 2,332 shares of Common Stock on May 20, 2004 upon the exercise of warrants, in consideration of the termination of the right to purchase an additional 2,634 shares of Common Stock and 668 shares of Common Stock, respectively, pursuant to each warrant’s net exercise provision. The warrants were exercised by employees of Genesis Select Corp., a firm that provides investor relations services to us, after Genesis Select had assigned the warrant that we issued it in December 2002 to certain of its employees. The issuances were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

On May 27, 2004, we issued a warrant to purchase up to 75,000 shares of Common Stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services and for $75. The shares underlying the warrant may not be sold until after December 31, 2004. The warrant expires on May 27, 2009. Genesis Select has the option to pay some or all of the purchase price upon exercise of the warrant by canceling a portion of the warrant. The issuance of the warrant was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

(d)   Not applicable.

(e)    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 27, 2004.

The stockholders elected Emmanuel Gill as Class I director, for a three-year term expiring at the 2007 Annual Meeting of Stockholders and upon the election and qualification of his successor.

The stockholders approved the amendment and restatement of the LivePerson, Inc. 2000 Stock Incentive Plan.

The stockholders ratified the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2004.

Shares of Common Stock were voted as follows:
Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

Emmanuel Gill	32,435,979	1,110,607	—	—
Amendment and Restatement of 2000 Stock Incentive Plan	10,414,707	9,463,101	26,891	13,641,887
Ratification of Accountants	33,498,681	45,920	1,985	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.3 Amended and Restated 2000 Stock Incentive Plan, effective as of April 22, 2004

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

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Current Reports on Form 8-K for the quarter ended June 30, 2004:

Items 7 and 12 – dated and furnished April 29, 2004, announcing the issuance of a press release with regard to LivePerson’s results of operations and financial condition for the quarter ended March 31, 2004.

Item 5 – dated June 10, 2004 and filed June 11, 2004, announcing that the Company’s founder, Chairman and Chief Executive Officer Robert P. LoCascio had advised the Company that he had entered into a written plan for trading shares of LivePerson’s stock designed to comply with Rule 10b5-1 under the Exchange Act and in accordance with LivePerson’s Insider Trading Policy.

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

LIVEPERSON, INC. (Registrant)

Date: August 20, 2004	By:	/s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer (duly authorized officer)

Date: August 20, 2004	By:	/s/ TIMOTHY E. BIXBY
Name: Timothy E. Bixby
Title: President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX
EXHIBIT
10.3   Amended and Restated 2000 Stock Incentive Plan, effective as of April 22, 2004

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

