Form 10-Q
period 2004-09-30
LIVEPERSON INC
filed 2004-11-15
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

or

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

Yes ☐ No ☒

As of November 1, 2004, there were 37,371,482 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2004
FORM 10-Q

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THE SECTION CAPTIONED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,287	$10,898
Accounts receivable, net of allowances for doubtful accounts of $79 and $64 as of September 30, 2004 and December 31, 2003, respectively	1,088	1,239
Prepaid expenses and other current assets	518	318
Total current assets	13,893	12,455
Property and equipment, net	462	341
Intangibles, net	1,950	361
Security deposits	137	129
Other assets	312	251
Total assets	$16,754	$13,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$116
Accrued expenses	1,957	2,577
Deferred revenue	1,054	1,276
Total current liabilities	3,295	3,969
Other liabilities	312	232

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2004 and December 31, 2003	--	--
Common stock, $.001 par value per share; 100,000,000 shares authorized, 37,347,107 shares issued and outstanding at September 30, 2004 and 36,816,415 shares issued and outstanding at December 31, 2003	37	36
Additional paid-in capital	117,406	115,315
Deferred compensation	(59)	--
Accumulated deficit	(104,237)	(106,015)
Total stockholders’ equity	13,147	9,336
Total liabilities and stockholders’ equity	$16,754	$13,537

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$4,381	$3,142	$12,796	$8,497
Operating expenses:
Cost of revenue	730	501	2,116	1,508
Product development expense	515	419	1,470	1,170
Sales and marketing expense	1,327	910	3,721	2,494
General and administrative expense	1,222	1,059	3,131	2,655
Amortization of intangibles	204	253	563	760
Restructuring charge	--	--	--	1,024
Total operating expenses	3,998	3,142	11,001	9,611
Income (loss) from operations	383	--	1,795	(1,114)
Other income (expense):
Other expense	--	--	--	(8)
Interest income	18	9	41	28
Total other income, net	18	9	41	20
Income (loss) before provision for income taxes	401	9	1,836	(1,094)
Provision for income taxes	25	--	58	--
Net income (loss)	$376	$9	$1,778	$(1,094)

Basic net income (loss) per share	$0.01	$0.00	$0.05	$(0.03)
Diluted net income (loss) per share	$0.01	$0.00	$0.05	$(0.03)
Weighted average shares outstanding used in basic net income (loss) per share calculation	37,336,792	34,887,114	37,222,428	34,426,751
Weighted average shares outstanding used in diluted net income (loss) per share calculation	37,336,792	35,668,024	37,770,159	34,426,751

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED
	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,778	$(1,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense, net	187	191
Depreciation	172	281
Amortization of intangibles	563	760
Provision for doubtful accounts, net	15	15

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	33	123
Prepaid expenses and other current assets	(200)	(102)
Security deposits	(8)	(4)
Accounts payable	168	(30)
Accrued expenses	(713)	544
Deferred revenue	(222)	239
Other assets and other liabilities, net	19	--
Net cash provided by operating activities	1,792	923

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(293)	(32)
Acquisition costs	(206)	--
Net cash used in investing activities	(499)	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	96	741
Net cash provided by financing activities	96	741
Effect of foreign exchange rate changes on cash and cash equivalents	--	8
Net increase in cash and cash equivalents	1,389	1,640
Cash and cash equivalents at the beginning of the period	10,898	8,004
Cash and cash equivalents at the end of the period	$12,287	$9,644

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	51	--

Supplemental Disclosure of Non-cash Investing Activities:

During the nine months ended September 30, 2004, the Company issued 370,894 shares of common stock in connection with the acquisition of certain identifiable assets of Island Data Corporation.

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. The Company is a provider of communications solutions for online sales, marketing and customer service. LivePerson’s Timpani software platform enables online businesses to identify and engage website visitors with the appropriate communication channel, thereby enhancing the online experience. Chat, marketing and selling tools, a self-service knowledgebase and email management are combined with channel matching technology, rules-based intelligence, routing and reporting to enable clients to increase sales, lower customer service costs and enhance the customer experience.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand name Timpani, which is conducted within one operating segment. The Company’s product development staff, help desk and online sales support are located in Israel.

(B) UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of LivePerson as of September 30, 2004, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2004 and 2003. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date.

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

(C) REVENUE RECOGNITION

LivePerson’s Timpani facilitates real-time sales, marketing and customer service for companies that conduct business online. The Timpani product line includes: Timpani Contact Center for customer service; Timpani Sales & Marketing for proactive online engagement; and Timpani SB for small business customer support. The Company charges a monthly fee, which varies by service. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to training and implementation.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized $0 and $2 in the three and nine months ended September 30, 2004 and $0 and $0 in the three and nine months ended September 30, 2003, respectively, of set-up fees due to client attrition.

The Company also sells certain of the LivePerson Timpani services directly via Internet download. These services are marketed as Timpani SB for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal.

The Company records revenue for its traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service revenue fees as services are provided. The Company’s service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. The Company recognizes professional service fees upon completion and customer acceptance of the professional service engagement.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 would have decreased and the net loss attributable to common stockholders for the nine months ended September 30, 2003 would have increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

The Company determined after the end of the second quarter of 2004 that it had misapplied certain provisions of SFAS No. 123 when calculating the disclosure requirements for its stock-based employee compensation plan using a fair-value based method of accounting. The misapplication primarily related to the amortization period used when computing the pro forma compensation expense impact of issued stock options on net income (loss) and basic and diluted net income (loss) per common share. The Company has restated the originally disclosed pro forma amounts for each of the three-month periods beginning with the three months ended March 31, 2003 and ending with the three months ended March 31, 2004. The restated pro forma amounts do not affect our reported results of operations for any period. The table below includes the restated pro forma amounts for the three and nine month periods ended September 30, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Net income (loss) as reported	$376	$9	$1,778	$(1,094)
Add: Stock-based compensation expense included in net income (loss) as reported	$--	$143	$--	$191
Deduct: Pro forma stock-based compensation cost	$(304)	$(243)	$(943)	$(690)
Pro forma net income (loss)	$72	$(91)	$835	$(1,593)
Basic net income (loss) per common share:
As reported	$0.01	$0.00	$0.05	$(0.03)
Pro forma	$0.00	$(0.00)	$0.02	$(0.05)
Diluted net income (loss) per common share:
As reported	$0.01	$0.00	$0.05	$(0.03)
Pro forma	$0.00	$(0.00)	$0.02	$(0.05)

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003, was $2.47 and $1.33, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 4.1%, respectively; and expected life of five years for all periods. During 2004 and 2003, the Company used a volatility factor of 90.59% and 146.36%, respectively.

The following tables provide the restated pro forma amounts of originally reported 2003 and 2004 pro forma disclosures. The Company has disclosed, and intends to continue to disclose in future filings, the restated amounts for such pro forma disclosures.

Pro forma stock-based compensation cost:

Period	Previously Disclosed in Original Report	Restated
Three Months Ended March 31, 2003	$(16)	$(220)
Three Months Ended June 30, 2003	$(296)	$(227)
Six Months Ended June 30, 2003	$(312)	$(447)
Three Months Ended September 30, 2003	$(1,043)	$(243)
Nine Months Ended September 30, 2003	$(1,355)	$(690)
Year Ended December 31, 2003	$(403)	$(945)
Three Months Ended March 31, 2004	$(617)	$(300)

Pro forma net income (loss):

Period	Previously Disclosed in Original Report	Restated
Three Months Ended March 31, 2003	$(93)	$(303)
Three Months Ended June 30, 2003	$(1,274)	$(1,205)
Six Months Ended June 30, 2003	$(1,367)	$(1,502)
Three Months Ended September 30, 2003	$(891)	$(91)
Nine Months Ended September 30, 2003	$(2,258)	$(1,593)
Year Ended December 31, 2003	$(1,174)	$(1,716)
Three Months Ended March 31, 2004	$82	$399

Pro forma basic net income (loss) per common share:

Period	Previously Disclosed in Original Report	Restated
Three Months Ended March 31, 2003	$(0.00)	$(0.01)
Three Months Ended June 30, 2003	$(0.04)	$(0.04)
Six Months Ended June 30, 2003	$(0.04)	$(0.04)
Three Months Ended September 30, 2003	$(0.03)	$(0.00)
Nine Months Ended September 30, 2003	$(0.06)	$(0.05)
Year Ended December 31, 2003	$(0.03)	$(0.05)
Three Months Ended March 31, 2004	$0.00	$0.01

Pro forma diluted net income (loss) per common share:

Period	Previously Disclosed in Original Report	Restated
Three Months Ended March 31, 2003	$(0.00)	$(0.01)
Three Months Ended June 30, 2003	$(0.04)	$(0.04)
Six Months Ended June 30, 2003	$(0.04)	$(0.04)
Three Months Ended September 30, 2003	$(0.03)	$(0.00)
Nine Months Ended September 30, 2003	$(0.06)	$(0.05)
Year Ended December 31, 2003	$(0.03)	$(0.05)
Three Months Ended March 31, 2004	$0.00	$0.01

(E) BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income (loss) attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income (loss) per share presented is equal to basic net income (loss) per share since all common stock equivalents are anti-dilutive for the three months ended September 30, 2004 and the nine months ended September 30, 2003.

Diluted net income per common share for the nine month period ended September 30, 2004 and the three month period ended September 30, 2003 include the effect of options to purchase 5,702,150 and 6,243,489 shares of common stock with a weighted average exercise price of $1.20 and $0.85, respectively, and warrants to purchase 202,802 and 431,249 shares of common stock with a weighted average exercise price of $1.65 and $1.28, respectively. Diluted net loss per common share for the three month period ended September 30, 2004 and the nine month period September 30, 2003 does not include the effect of options to purchase 5,349,650 and 5,166,092 shares of common stock, respectively, and warrants to purchase 127,802 and 431,249 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

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

(2) BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2004	December 31, 2003
Computer equipment and software	$1,746	$1,460
Furniture, equipment and building improvements	43	36
	1,789	1,496
Less accumulated depreciation	1,327	1,155
Total	$462	$341

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003
Professional services and consulting fees	$483	$382
Payroll and related costs	944	1,820
Legal settlement (a)	250	--
Sales commissions	50	31
Acquisition costs	93	286
Other	137	58
Total	$1,957	$2,577

(a)	In the three months ended September 30, 2004, the Company recorded a charge of $250 related to the settlement of a previously disclosed legal proceeding (see Note 5). Because the Company’s September 30, 2004 interim financial statements were not yet filed with the SEC when the Company entered into the settlement in November 2004, the recording of this charge in the three months ended September 30, 2004 was required pursuant to generally accepted accounting principles.

(3) ASSET ACQUISITIONS

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. (“FaceTime”). The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated by the Company from the former FaceTime client base. As of September 30, 2004, the Company incurred total transaction costs of approximately $394, which included the initial purchase price payment of $200 to FaceTime. The Company expects the total cost of the transaction to be less than $400. The total acquisition cost will be amortized ratably over a period of 24 months, representing the Company’s current estimate of the term of the acquired client relationships. The net acquisition costs of $369 are included in “Assets - Other intangibles, net” on the Company’s September 30, 2004 balance sheet.

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation (“Island Data”). The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. As of September 30, 2004, the Company paid approximately $370 in cash, and issued 370,894 shares of common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and will be amortized over a period of 36 months, representing the Company’s current estimate of the term of the acquired client relationships. The net acquisition costs of $1,581 are included in “Assets - Other intangibles, net” on the Company’s September 30, 2004 balance sheet.

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

(4) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2004 was approximately $128 and $362, respectively, and approximately $117 and $317 for the three and nine months ended September 30, 2003, respectively.

In October 2004, the Company modified the existing lease for its principal executive offices in New York City. The modification included the extension of the term of the current lease to October 2007 as well as the addition of new space.

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

Although the Company believes that it has meritorious defenses and intends to defend vigorously the matter described above, and believes that the Company has provided adequate reserves in connection with this claim, the Company cannot assure you that the Company’s defenses will be successful and, if they are not, that the Company’s ultimate liability in connection with this claim will not exceed the Company’s reserves or have a material adverse effect on the Company’s results of operations, financial condition, or cash flows.

In June 2003, James Ball d/b/a TalktoDealers.com filed a complaint against the Company and other unidentified persons in the Superior Court of the State of California for the County of Orange, containing claims for breach of contract and unjust enrichment. The complaint sought to recover approximately $1,152 per year from the time of the Company’s alleged breach in late 2002 or early 2003, plus interest, costs, attorneys’ fees, restitution and specific performance. This matter was settled in November 2004 for $250, and the Company reserved that amount as of September 30, 2004 (see note 2).

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

LivePerson is a provider of communications solutions for online sales, marketing and customer service. LivePerson’s Timpani software platform enables online businesses to identify and engage website visitors with the appropriate communication channel, thereby enhancing the online experience. Chat, marketing and selling tools, a self-service knowledgebase and email management are combined with channel matching technology, rules-based intelligence, routing and reporting to enable clients to increase sales, lower customer service costs and enhance the customer experience. We charge a monthly fee, which varies by service. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to training and implementation.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized $0 and $2,000 in the three and nine months ended September 30, 2004, respectively, and $0 and $0 in the three and nine months ended September 30, 2003, respectively, of set-up fees due to client attrition.

We also sell certain of the LivePerson Timpani services directly via Internet download. These services are marketed as Timpani SB for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

We record revenue for traditional direct sales and Internet download sales based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service revenue fees as services are provided. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize professional service fees upon completion and customer acceptance of the professional service engagement.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three or nine months ended September 30, 2004 and 2003. One customer accounted for approximately 16% of accounts receivable at September 30, 2004. Two customers accounted for approximately 22% of accounts receivable at December 31, 2003.

IMPAIRMENT OF LONG-LIVED ASSETS

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” on January 1, 2002. SFAS No. 144 requires long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 did not have any impact on our financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued for exposure a Proposed Statement of Financial Accounting Standards entitled “Share-Based Payment - an Amendment of SFAS Nos. 123 and 95.” The proposal requires that the fair value of employee stock-based compensation be expensed. Although the proposal differs from SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the proposal’s requirements will only apply to new grants of stock or options to employees. We will continue to monitor the progress of the FASB with regard to the final requirements of this new standard.

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

OVERVIEW

LivePerson, an online communication application service provider (ASP), delivers real-time sales, marketing and customer service solutions for companies that conduct business online. We offer our proprietary real-time interaction technology as outsourced services. We currently generate revenue from the sale of the LivePerson services under the brand name Timpani, which enable our clients to communicate directly with Internet users via text-based chat, integrated email functionality or a searchable knowledgebase. Our integrated communication software enables a consolidated view of incoming inquiries, via chat, email and self-service channels.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. As of September 30, 2004, we paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $1.6 million are included in “Assets - Other intangibles, net” on our September 30, 2004 balance sheet.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. As of September 30, 2004, we incurred total transaction costs of approximately $394,000, including the initial purchase price payment of $200,000 to FaceTime. We expect the total cost of the transaction to be less than $400,000. The total acquisition cost will be amortized ratably over a period of 24 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $369,000 are included in “Assets - Other intangibles, net” on our September 30, 2004 balance sheet.

REVENUE

Our clients pay us a monthly fee, which varies by service. LivePerson’s Timpani product line includes: Timpani Contact Center for customer service; Timpani Sales & Marketing for proactive online engagement; and Timpani SB for small business customer support.

Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee accounted for 97% and 96% of total LivePerson services revenue for the three and nine months ended September 30, 2004, respectively, and 98% and 98% of total LivePerson services revenue for the three and nine months ended September 30, 2003, respectively. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download. To date, revenue from professional services has not been material.

We also sell certain of the LivePerson services directly via Internet download. These services are marketed as Timpani SB for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales executed via Internet download may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. Sales of the LivePerson services via Internet download typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service revenue fees from Internet downloads as services are provided.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

OPERATING EXPENSES

Our cost of revenue has principally been associated with the LivePerson services and has consisted of:

•	compensation costs relating to employees who provide customer service to our clients;

•	compensation costs relating to our network support staff;

•	allocated occupancy costs and related overhead; and

•	the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software.

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

In the nine months ended September 30, 2004, we increased our allowance for doubtful accounts by $15,000 to approximately $79,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

Due to our acquisition of the FaceTime customer contracts in July 2004, our acquisition of the Island Data customer contracts in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2004 and 2003 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue. Total revenue increased to $4.4 million and $12.8 million in the three and nine months ended September 30, 2004 from $3.1 million and $8.5 million in the comparable periods in 2003. This increase is primarily attributable to increased revenue from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of the Island Data customer contracts and associated rights in December 2003 and the acquisition of the FaceTime customer contracts in July 2004. Revenue in the three and nine months ended September 30, 2004 included the recognition of $0 and $2,000, respectively, of set-up fees due to client attrition. Revenue in the three and nine months ended September 30, 2003 included the recognition of $0 and $0, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client. We cannot assure you that we will achieve similar revenue growth, if any, in future periods.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $730,000 and $2.1 million in the three and nine months ended September 30, 2004 from $501,000 and $1.5 million in the comparable periods in 2003. This increase is attributable to an increase in the number of account management personnel to support both increased client activity as well as activity driven by the acquisition of the Island Data customer contracts and associated rights in December 2003, increased spending for backup server facilities, increased usage from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of the FaceTime customer contracts in July 2004.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $515,000 and $1.5 million for the three and nine months ended September 30, 2004 from $419,000 and $1.2 million in the comparable periods in 2003. This increase is attributable to an increase in the number of LivePerson product development personnel to support both the launch of a significant new release of the LivePerson services under the Timpani brand name and, to a lesser extent, an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and trade show exhibit expenses. Sales and marketing expenses increased to $1.3 million and $3.7 million in the three and nine months ended September 30, 2004 from $910,000 and $2.5 million in the comparable periods in 2003. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition and to increased sales lead activity.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $1.2 million in the three months ended September 30, 2004 from $1.0 million in the comparable period in 2003. This increase is primarily related to the settlement of a previously disclosed legal matter and increases in professional services and recruitment costs, partially offset by a decrease in non-cash compensation expense. General and administrative expenses increased to $3.1 million in the nine months ended September 30, 2004 from $2.7 million in the comparable period in 2003. This increase is primarily attributable to the settlement of a previously disclosed legal matter and increases in professional services and recruitment costs related to the expansion of our sales force.

Amortization of Intangibles. Amortization expense was $204,000 and $563,000 in the three and nine months ended September 30, 2004 and relates to acquisition costs recorded as a result of our acquisitions of certain identifiable assets of Island Data and FaceTime. Amortization expense was $253,000 and $760,000 in the three and nine months ended September 30, 2003 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

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

Other Income. Interest income was $18,000 and $41,000 for the three and nine months ended September 30, 2004 and $9,000 and $28,000 in the comparable periods in 2003, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999, and to a lesser extent, to cash provided by operating activities. Other expense was $0 and $8,000 for the three and nine months ended September 30, 2003 and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

Net Income (Loss). We had net income of $376,000 and $1.8 million in the three and nine months ended September 30, 2004 compared to net income of $9,000 and a net loss of $1.1 for the comparable periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had approximately $12.3 million in cash and cash equivalents, an increase of $1.4 million from December 31, 2003. This increase is attributable to net cash provided by operating activities during the nine months ended September 30, 2004, offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2004 and consisted of net income and non-cash expenses related to the amortization of other intangibles, non-cash compensation and depreciation offset by decreases in accrued expenses, deferred revenue and an increase in prepaid expenses. Net cash provided by operating activities was $923,000 for the nine months ended September 30, 2003 and consisted primarily of a net loss offset by increases in accrued expenses, deferred revenue and amortization of intangibles, partially offset by an increase in prepaid expenses.

Net cash used in investing activities was $499,000 for the nine months ended September 30, 2004 and was due to the purchase of fixed assets and the acquisition of the FaceTime customer contracts in July 2004. Net cash used in investing activities was $32,000 in the nine months ended September 30, 2003 and was due to the purchase of fixed assets.

Net cash provided by financing activities was $96,000 and $741,000 for the nine months ended September 30, 2004 and 2003, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of options.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and other intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $104.2 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2004 was approximately $128,000 and $362,000, respectively, and approximately $117,000 and $317,000 for the three and nine months ended September 30, 2003, respectively.

As of September 30, 2004, our principal commitments were approximately $1.5 million under various operating leases, of which approximately $140,000 is due in 2004. We do not currently expect that our principal commitments for the year ending December 31, 2004 will exceed $2.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $400,000 in 2004. Our contractual obligations at September 30, 2004 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,549	$140	$596	$478	$335
Total	$1,549	$140	$596	$478	$335

In October 2004, we modified the existing lease for our principal executive offices in New York City. The modification included the extension of the term of our current lease to October 2007 as well as the addition of new space.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $104.2 million as of September 30, 2004 and we may incur losses in the future.

Although we have achieved profitability in each three-month period since and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $27.3 million for the year ended December 31, 2001, $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $1.8 million in the nine months ended September 30, 2004. As of September 30, 2004, our accumulated deficit was approximately $104.2 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

Our quarterly revenue and operating results are subject to significant fluctuations, which may adversely affect the trading price of our common stock.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	market acceptance by companies doing business online of real-time sales, marketing and customer service solutions;

•	our clients’ business success;

•	our clients’ demand for our services;

•	our ability to attract and retain clients;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new services by us or our competitors; and

•	changes in our pricing policies or the pricing policies of our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.

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

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $15,000 to approximately $79,000 in the nine months ended September 30, 2004, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

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

Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services. It is possible that:

•	any issued patent or patents issued in the future may not be broad enough to protect our intellectual property rights;

•	any issued patent or any patents issued in the future could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in the patents;

•	current and future competitors may independently develop similar technologies, duplicate our services or design around any patents we may have; and

•	effective patent protection may not be available in every country in which we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the U.S. or where enforcement of laws protecting proprietary rights in not common or effective.

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

Our product development staff, help desk and online sales personnel are located in Israel. As of September 30, 2004, we had 27 full-time employees in Israel and as of December 31, 2003, we had 24 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities since 2002 have escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

Our executive officers, directors and stockholders who each own greater than 5% of the outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43.2% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through September 30, 2004, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $15,000 to approximately $79,000 in the nine months ended September 30, 2004, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2003, we increased our allowance for doubtful accounts by $15,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in LivePerson’s internal control over financial reporting during the quarter ended September 30, 2004 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that we have meritorious defenses and intend to defend vigorously the matter described above, and believe that we have provided adequate reserves in connection with this claim, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with this claim will not exceed our reserves or have a material adverse effect on our results of operations, financial condition, or cash flows.

In June 2003, James Ball d/b/a TalktoDealers.com filed a complaint against us and other unidentified persons in the Superior Court of the State of California for the County of Orange, containing claims for breach of contract and unjust enrichment. The complaint sought to recover approximately $1,152,000 per year from the time of LivePerson’s alleged breach in late 2002 or early 2003, plus interest, costs, attorneys’ fees, restitution and specific performance. This matter was settled in November 2004 for $250,000, and we reserved that amount as of September 30, 2004 (see note 2 to our unaudited interim condensed consolidated financial statements appearing elsewhere in this report).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

LIVEPERSON, INC.
(Registrant)

Date: November 15, 2004	By:	/s/ ROBERT P. LOCASCIO
Name:	Robert P. LoCascio
Title:	Chief Executive Officer (duly authorized officer)

Date: November 15, 2004	By:	/s/ TIMOTHY E. BIXBY
Name:	Timothy E. Bixby
Title:	President, Chief Financial Officer and Secretary (principal financial and accounting officer)

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