Form 10-K
period 2004-12-31
LIVEPERSON INC
filed 2005-03-16
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-30141
______________

LIVEPERSON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3861628
(State of incorporation)	(I.R.S. employer identification number)

462 SEVENTH AVENUE, 21st FLOOR NEW YORK, NEW YORK	10018
(Address of principal executive offices)	(Zip Code)

(212) 609-4200
(Registrant’s telephone number, including area code)
______________
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
______________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $77,016,762 (computed by reference to the last reported sale price on the Nasdaq SmallCap Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 1, 2005, 37,429,065 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed not later than April 29, 2005, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	11
Item 6.	Selected Consolidated Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 8.	Consolidated Financial Statements and Supplementary Data	40
Item 9.	Changes In and Disagreements With Accountants on Accounting and
	Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	66

PART III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accountant Fees and Services	67

PART IV
Item 15.	Exhibits and Financial Statement Schedules	67

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

PART I

ITEM 1. BUSINESS

Overview

LivePerson, Inc. is a leading provider of solutions for managing online customer interactions. Our hosted software enables companies to identify and proactively engage the right customer, using the right communication channel, at the right time.

LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, customer service and marketing. Our technology supports and manages all online interactions—chat, email and self-service/knowledgebase—in a cost-effective and secure environment. By supplying a single agent desktop and unified customer history, LivePerson makes it possible for organizations to deliver a personalized, seamless and satisfying customer experience.

Bridging the gap between online interactions and external systems, our solutions deliver immediate and tangible return on investment by enabling clients to:

•	Maximize revenue opportunities, improve online conversion rates and reduce abandonment rates

•	Increase customer satisfaction, retention and loyalty

•	Strengthen customer relationships and promote customer-centric strategies

•	Acquire and retain multi-channel customers

•	Reduce operating costs and increase productivity

More than 3,000 clients, including AT&T, EarthLink, Hewlett-Packard, Microsoft, Qwest and Verizon have implemented our products and solutions to increase sales, satisfaction and loyalty; reduce service costs; and improve agent productivity.

As an application service provider (ASP), LivePerson provides solutions on a hosted basis, which offers benefits including low up-front costs; fast implementation; low total cost of ownership (TCO); scalability; cost predictability and relatively effortless upgrades. Fully hosted and maintained by LivePerson, our modular applications eliminate the need for valuable server space and dedicated IT resources from the client-side.

LivePerson was incorporated in the State of Delaware in November 1995, and the initial LivePerson service was introduced in November 1998.

Market Opportunity

Spurred by the growing population of online shoppers coupled with innovations and site improvements, revenues generated by online commerce are expected to more than double in the next six years—from $144 billion in 2004 to $331 billion in 2010. Forrester Research announced these calculations in an August 2004 report, which also projected e-commerce to grow 15% annually in the same timeframe. Currently accounting for 7% of total retail sales, online retail sales is expected to grow to 13% in 2010.

The Internet represents a substantial selling opportunity and also serves as a key research medium, influencing in-store sales. In November 2004, Forrester Research reported that 65% of consumers have researched a product online and then purchased it offline. Rather than fearing competition from the Web, businesses now recognize that adopting a multi-channel strategy is a critical step towards meeting consumer needs and achieving profitability.

Seeking to capitalize on growing broadband adoption rates, organizations have shifted advertising budgets away from print, radio, television and outdoor, and re-allocated their money and resources online. However, the industry average for conversion rates—the percentage of visitors that buy or take a desired action online—is less than 3%, and shopping cart abandonment rates hover at a dismal 50%, according to a Forrester Research report published in September 2004. By providing tools that proactively drive sales and actions from website visitors, LivePerson helps position Internet merchants to capitalize on the opportunity for growth.

In addition, as more companies concentrate on improving customer satisfaction and retention, web-based interaction is among the key forces behind changes that will characterize the service market in 2005. A Forrester Research trend report, published in November 2004, cited email and chat interaction as a major driver changing the service landscape.

Supplying consistency, continuity and seamless escalation across all online channels, LivePerson’s online interaction management software enables companies to meet the increased expectations of multi-channel customers and leverage historic customer data to promote long-term customer loyalty and profitability.

The LivePerson Strategy

Our objective is to strengthen our current position as a leading provider of online customer interaction management solutions. Continuing to develop and refine our technology, which supports real-time sales, customer service and marketing, will enable us to enhance our status and recognition in the marketplace. The key elements of our strategy include:

Strengthening our Position in Target Markets and Growing our Recurring Revenue Base. We intend to extend our market position by significantly increasing our installed client base. We plan to continue to focus primarily on the financial services, computer software and hardware, retail and telecommunications industries, as well as small businesses, as our key target markets. We intend to capitalize on our growing base of existing clients by selling them additional services as online shoppers are increasingly exposed to the benefits and functionality of our solutions. Increasing our client base will enable us to continue to expand our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales, customer service and marketing solutions.

Increasing the Value of our Service to our Clients. We strive to continuously add new features and functionality to our live interaction platform. Because we manage the server infrastructure, we can make new features available immediately to our clients without client or end-user installation of software or hardware. We currently offer a suite of reporting, analysis and administrative tools as part of our overall suite of services. We will continue to develop more comprehensive tools for appropriate sectors of our client base, while adding further interactive capabilities. We will also continue to develop additional services that will provide value to our clients. For example, we intend to provide more robust advisory services to our clients that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to increase the value of our services to clients and their reliance on these benefits, which we believe will result in additional revenue from both new and existing clients over time.

Continuing to Build Strong Brand Recognition. As a pioneer in online communications and customer interaction management, LivePerson enjoys strong brand recognition and credibility. LivePerson recently renamed its product family under the master brand name of Timpani. In the third quarter of 2004, we launched a comprehensive marketing campaign under the newly launched Timpani brand name, encompassing integrated print and online initiatives. By strategically targeting decision makers and influencers within key vertical markets, our goal is to generate increased awareness and demand for our broad range of online sales and service tools. In addition, we have developed relationships with the media and analyst community to reinforce our position and status within the industry. Our brand name is also highly visible to both business users and consumers. When an online visitor commences a text-based chat with an organization that offers LivePerson’s real-time technology, our brand name is generally prominently displayed on the LivePerson dialogue window. In addition, our clients see our brand name every time they access our server infrastructure. We believe that this high-visibility placement will create even greater brand awareness and increased demand for LivePerson’s solutions.

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

Evaluating Strategic Alliances and Acquisitions where Appropriate. We continue to seek opportunities to form strategic alliances with or to acquire other companies that can accelerate our growth or broaden our product offerings. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, on-line customer service applications to small- and mid-sized businesses. In July 2002, we acquired the customer contracts and associated rights of NewChannel, Inc., a provider of proactive online sales services. In December 2003, we acquired certain identifiable assets of Island Data Corporation, a provider of knowledgebase services to large corporate clients. In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc., a provider of real-time communications solutions.

We have no commitments with respect to any strategic alliances or acquisitions, and we are not currently engaged in any material negotiations with respect to these opportunities.

Expanding our International Presence. We have translated the user interface for LivePerson services into eighteen languages, including Dutch, French, German, Italian, Portuguese, Spanish and Swedish. We are expanding our international presence to better penetrate these markets through distributor relationships in the United Kingdom and are evaluating strategies to implement further international expansion in Germany, France and the Asia Pacific region.

Products and Services

LivePerson’s suite of products support and manage all online customer interactions—chat, email and self-service/knowledgebase—from a single, unified agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a personalized and seamless customer experience. In addition to product offerings, LivePerson provides professional services to support the complete deployment of our enterprise solutions.

Timpani Sales and Marketing

Timpani Sales and Marketing combines online site traffic monitoring software with a sophisticated rules engine to enable LivePerson clients to proactively engage web site visitors. The product enables clients to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. The intelligent and proactive solution identifies visitors who demonstrate the highest propensity to buy and reaches out to them, in real time, with relevant messaging and cross-sell/upsell offers.

Timpani Contact Center

Timpani Contact Center provides online customer support capability via a unified, multi-channel interface comprised of chat, email and self-service knowledgebase. The product enables clients to improve service quality, increase agent productivity and facilitate first-contact resolution by streamlining customer interactions across all online channels, while reducing service costs. By integrating all interactions, this comprehensive solution supplies a unified customer history, enabling organizations to deliver service consistency and continuity to customers. Timpani Contact Center is comprised of Timpani Chat, Timpani Email and Timpani Self-Service:

•
Timpani Chat. Timpani Chat enhances customer service with live support, while reducing interaction costs and churn. A real-time service, it strengthens customer loyalty and increases satisfaction levels while improving agent productivity and lowering service costs. The solution’s single agent desktop promotes multi-tasking and includes productivity tools that speed time to resolution.

•
Timpani Email. Timpani Email efficiently manages inbound email traffic and web form queries while improving customer satisfaction and increasing agent productivity. This extensive email management solution funnels all messages through an automated process that evaluates the business requirement and triggers a related action—such as generating an auto-response, routing to an agent queue, deleting spam or escalating to another channel—for each message.

•
Timpani Self-Service. Timpani Self-Service delivers relevant and immediate answers to website visitors searching for information while optimizing the user experience and lowering support costs. The sophisticated knowledgebase learns dynamically and automatically updates based on visitor searches and behavior. It also allows issues that require further attention to be escalated to other communication channels, such as live chat, email or telephone.

Timpani SB Chat

Timpani SB Chat enables small businesses to increase online sales and improve customer service with live chat. The economical solution supplies both real-time tracking tools to determine the effectiveness of online marketing campaigns and identify visitors who are responding; and geo-location, which facilitates cross-sell/up-sell opportunities and prevents fraud.

Timpani SB Contact Center

Timpani SB Contact Center enables small businesses to improve agent productivity, lower service costs and increase customer satisfaction. Developed for small businesses, the solution manages all communications—live chat, email, self-service and telephone logs—from an easy-to-use, all-in-one platform.

Professional Services

LivePerson’s Professional Services team uses a comprehensive, customer-focused methodology to develop high-quality solutions, which in turn deliver a significant competitive advantage to our enterprise clients. Dedicated members of the Professional Services team work hand-in-hand with client teams to analyze online web processes, develop an optimal deployment strategy, train contact center agents and implement ongoing performance management systems to deliver the desired business results.

Clients

Our client base spans dedicated Internet companies, Fortune 1000 companies and other online merchants. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on the financial services, computer software and hardware, retail and telecommunications industries, as well as small businesses, as our key target markets.

The following is a representative list of clients among those generating at least $50,000 in revenue during 2004:

American Airlines Credit Union	Federated Department Stores	Neiman Marcus
American Power Conversion	First Choice Holidays	Overstock.com
Ameritrade	Ford Motor Company	Qwest
Bell Canada	Hewlett-Packard	Rackspace
Bell South	IndyMac	Radian Group
Computer Associates	Kaplan Education	SunTrust Bank
EarthLink	Maersk	VeriSign
eLuxury	Microsoft	Verizon

Sales and Marketing

Sales. We sell our products and services primarily through a direct sales channel using solution-based techniques. Throughout the sales process, we concentrate on how our solutions and domain expertise deliver financial and operational value to our clients’ strategic initiatives. The value proposition for Timpani Sales and Marketing is targeted to business executives with profit and loss (P&L) and lead generation responsibility for the online channel. This audience has a vested interest in improving conversion rates and increasing average order size/value. The value proposition for Timpani Contact Center appeals to professionals who hold top- and bottom-line responsibility for customer service and technical support functions within their organization. Timpani Contact Center delivers a compelling solution to those charged with lowering operating expenses associated with providing customer service and support. Whether we engage with individuals or teams responsible for sales or service, LivePerson’s Timpani platform was developed to support any organization with a company-wide strategic initiative to improve the customer experience.

Our sales methodology begins with in-depth research and discovery meetings with clients in order to develop a deep understanding of the value drivers and key performance metrics of the organization. We then present an analytical review of the ways our comprehensive solutions and industry expertise can impact these value drivers and metrics. We then implement a short Proof of Concept (POC) engagement if necessary, to provide a full production evaluation of our services. The process concludes with full production and implementation, supported by evaluation of results relative to pre-established value drivers and key metrics. Using this methodology provides strong alignment with our clients’ goals and serves as a competitive advantage for LivePerson.

We are also exploring arrangements with business partners in the U.S. and internationally that complement our direct sales force. These arrangements have begun to deliver incremental results and provide an opportunity to increase our scale in targeted market segments. Each of these partnerships leverages the sales methodology employed by our direct sales channel.

Client Support. Our Professional Services group provides deployment support to enterprise clients and maintains involvement throughout the account lifecycle. All LivePerson clients have access to help desk services, while larger clients are assigned account managers for ongoing support and process improvement.

Marketing. Our marketing efforts are organized around the needs, trends and characteristics of our clients. Our deep relationships with clients foster continuous feedback, thereby allowing us to develop and refine marketing programs for specific client segments. We market our products and services to executives with P&L responsibility for the online sales channel and customer service operations with a focus on the financial services, computer software and hardware, retail and telecommunications industries. Our integrated marketing strategy includes lead generation campaigns to reach potential and existing clients using mediums such as online initiatives, advertising, direct mail, and industry- and category-specific tradeshows and events.

Our marketing strategy also encompasses public relations programs. As a result of relationships developed with the media and analyst community, we gain press and editorial coverage. Other initiatives include securing speaking opportunities and byline articles featuring key executives, which helps raise the company profile and reinforce our position as an industry leader.

Competition

The market for sales and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Relatively few substantial barriers to entry in this market exist, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage scalable network architecture.

LivePerson competes directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson also faces significant competition from two customer service enterprise software providers, KANA and RightNow Technologies, which offer hosted solutions. The current competition within the online conversion market served by Timpani Sales and Marketing is fragmented. The most significant barriers to entry in this market are knowledge of:

•	Online consumer purchasing habits

•	How to correctly engage customers

•	Metrics proving return on investment

•	Recent technology innovations

LivePerson also faces competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies may also leverage their existing relationships and capabilities to offer real-time sales, customer service and marketing applications.

Finally, LivePerson competes with clients and potential clients that choose to provide a real-time sales, customer service and marketing solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

LivePerson believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. When compared to LivePerson, some of our larger current and potential competitors have:

•	Longer operating histories

•	Greater brand recognition

•	More diversified lines of products and services

•	Significantly greater financial, marketing and other resources

Some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

•	Undertake more extensive marketing campaigns

•	Adopt more aggressive pricing policies

•	Make more attractive offers to businesses to induce them to use their products or services

Technology

Three key technological features distinguish the LivePerson services:

•
Our clients are supported by a secure, scalable server infrastructure. We are able to leverage the costs of this infrastructure as our client base expands. Our primary servers are hosted in a fully secured third-party server center in the Eastern United States and are supported by a backup server facility located in the Southwestern United States.

•	Our network, hardware and software are designed to accommodate our clients’ demand for secure, high-quality 24-hours per day/seven-days per week service.

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

Software Design. Our software design is based on client server architecture. As an application service provider, our clients install only the LivePerson software client (Windows or Java-based) on their operators’ workstations. Visitors to our clients’ Web sites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our clients’ operators.

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

Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, customer service and marketing solutions may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Employees

As of February 16, 2005, we had 70 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Web Site Access to Reports

We make available, free of charge, on our Web site (www.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We currently lease approximately 13,000 square feet at our headquarters location in New York City, through September 2007.

Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Raanana, Israel of approximately 4,000 square feet, under leases expiring in September 2005. We expect to be able to extend these leases on terms comparable to the existing arrangements.

ITEM 3. LEGAL PROCEEDINGS

On or about December 2, 2002, MCI WorldCom Communications, Inc. filed a complaint against us in the United States District Court for the Southern District of New York, containing claims for unpaid invoices related to a contract with MCI for voice and data services. The complaint sought to recover approximately $761,000 plus interest. The District Court dismissed the action on our motion on May 29, 2003 because the contract contained a binding arbitration provision. The matter was presented for arbitration with JAMS in New York City in which we denied liability. In December 2004, the matter was settled for $150,000.

In June 2003, James Ball d/b/a TalktoDealers.com filed a complaint against us and other unidentified persons in the Superior Court of the State of California for the County of Orange, containing claims for breach of contract and unjust enrichment. The complaint sought to recover approximately $1,152,000 per year from the time of LivePerson’s alleged breach in late 2002 or early 2003, plus interest, costs, attorneys’ fees, restitution and specific performance. This matter was settled in November 2004 for $250,000.

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol LPSN. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the range of high and low bid information (in dollars per share) of our common stock as quoted on the Nasdaq SmallCap Market:

	High	Low
Year ended December 31, 2003:
First Quarter	$1.26	$0.65
Second Quarter	$1.99	$0.75
Third Quarter	$4.17	$1.64
Fourth Quarter	$7.48	$3.75

Year ended December 31, 2004:
First Quarter	$6.13	$3.52
Second Quarter	$6.23	$2.98
Third Quarter	$3.78	$2.07
Fourth Quarter	$3.55	$1.87

HOLDERS

As of March 1, 2005, there were approximately 176 holders of record of our common stock.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

All equity securities of LivePerson that we sold during 2004 that were not registered under the Securities Act of 1933 have been described in our Quarterly Reports on Form 10-Q.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (c)
Equity compensation plans approved by stockholders (1)	7,461,275	$1.85	4,809,964
Equity compensation plans not approved by stockholders (2)	124,500	$0.69	—
Total	7,585,775	$1.83	4,809,964

(1)	Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan, as amended and restated, and the Employee Stock Purchase Plan.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our securities during any month within the quarter ended December 31, 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2002, 2001 and 2000 and the related statements of operations for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements which are not included herein. Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$17,392	$12,023	$8,234	$7,806	$6,279

Operating expenses:
Cost of revenue	2,888	2,028	1,604	6,547	8,997
Product development	2,000	1,641	1,283	3,328	9,685
Sales and marketing	5,183	3,555	2,177	5,465	19,351
General and administrative	4,456	3,610	3,176	6,369	12,832
Amortization of goodwill and intangibles	792	1,014	357	2,975	619
Non-cash compensation credit related to restructuring, net	—	—	—	(1,720)	—
Restructuring and impairment charges	—	1,024	1,186	12,740	—
Total operating expenses	15,319	12,872	9,783	35,704	51,484

Income (loss) from operations	2,073	(849)	(1,549)	(27,898)	(45,205)

Other income (expense):
Other income (expense)	—	(8)	—	109	65
Interest income	77	41	126	538	1,839
Interest expense	—	—	(10)	(10)	(33)

Total other income, net	77	33	116	637	1,871

Income (loss) before cumulative effect of accounting change	2,150	(816)	(1,433)	(27,261)	(43,334)
Cumulative effect of accounting change (1)	—	—	(5,338)	—	—

Income (loss) before provision for income taxes	2,150	(816)	(6,771)	(27,261)	(43,334)
Provision for income taxes	58	—	—	—	—

Net income (loss)	2,092	(816)	(6,771)	(27,261)	(43,334)
Non-cash preferred stock dividend	—	—	—	—	(18,000)

Net income (loss) attributable to common stockholders	$2,092	(816)	$(6,771)	$(27,261)	$(61,334)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of accounting
change	$0.06	(0.02)	$(0.04)	$(0.80)	$(2.50)
Cumulative effect of accounting change	—	—	(0.16)	—	—

Net income (loss)	$0.06	(0.02)	$(0.20)	$(0.80)	$(2.50)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting
change	$0.05	(0.02)	$(0.04)	$(0.80)	$(2.50)
Cumulative effect of accounting change	—	—	(0.16)	—	—

Net income (loss)	$0.05	(0.02)	$(0.20)	$(0.80)	$(2.50)

Weighted average shares outstanding used in basic net
income (loss) per common share calculation	37,263,378	34,854,802	34,028,702	33,987,895	24,535,078

Weighted average shares outstanding used in diluted net
income (loss) per common share calculation	39,680,304	34,854,802	34,028,702	33,987,895	24,535,078

(1) Cumulative effect of accounting change relates to the impairment of the carrying value of goodwill (see note 7 to our consolidated financial statements).

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,425	$10,898	$8,004	$10,136	$20,449
Working capital	11,283	8,486	6,137	7,878	20,280
Total assets	17,150	13,537	10,837	17,627	47,000
Total stockholders’ equity	13,554	9,336	7,888	14,271	42,775

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

LivePerson is a leading provider of solutions for managing online customer interactions. Our hosted software enables companies to identify and proactively engage the right customer, using the right communication channel, at the right time. LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, customer service and marketing. Our technology supports and manages all online interactions—chat, email and self-service/knowledgebase—in a cost-effective and secure environment.

We charge a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. We also occasionally charge professional service fees related to additional training and business consulting and analysis.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized set-up fees due to client attrition of $2,000, $0 and $12,000 in 2004, 2003 and 2002, respectively.

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

Accounts Receivable

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2004, 2003 and 2002. One customer accounted for approximately 10% of accounts receivable at December 31, 2004. Two customers accounted for approximately 22% of accounts receivable at December 31, 2003.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Use of Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. We also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by SFAS No. 148 are included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for our instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For these mandatorily redeemable financial instruments, SFAS No. 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We do not have any financial instruments that are within the scope of SFAS No. 150; therefore the issuance of SFAS No. 150 did not have an impact on our financial position, cash flows or results of operations.

In December 2003, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101, which had been codified in SEC Topic 13, “Revenue Recognition.” SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have a material impact on our financial position, cash flows or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We apply FIN 46R to variable interest VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value method at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest in the VIE. We have evaluated the impact of applying FIN 46R and it did not have an impact on our financial position, cash flows or results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. SFAS No. 123(R) will be effective for us in the first fiscal quarter beginning after June 15, 2005. We are still evaluating the impact that adopting SFAS No. 123(R) will have on our financial position, cash flows and results of operations. See Note 1(m), “Stock-based Compensation,” to our consolidated financial statements for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for us for nonmonetary asset exchanges occurring on or after January 1, 2006. We are still evaluating the impact that adopting SFAS No. 153 will have on our financial position, cash flows and results of operations.

Overview

LivePerson is a leading provider of solutions for managing online customer interactions. Our hosted software enables companies to identify and proactively engage the right customer, using the right communication channel, at the right time. We currently generate revenue from the sale of the LivePerson services under the brand name Timpani, our fully-integrated multi-channel communications platform that facilitates real-time sales, customer service and marketing. Our technology supports and manages all online interactions—chat, email and self-service/knowledgebase—in a cost-effective and secure environment.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. As of December 31, 2004, we paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $1.4 million are included in “Assets - Intangibles, net” on our December 31, 2004 balance sheet.

In January 2004, we filed a registration statement with the Securities and Exchange Commission to register the resale of up to 500,000 shares of our common stock by Island Data. Our registration of the resale of the shares was required by our agreement with Island Data. The shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the agreement, will be deregistered. We did not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000, including the initial purchase price payment of $200,000 to FaceTime. The total acquisition cost will be amortized ratably over a period of 24 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $320,000 are included in “Assets - Intangibles, net” on our December 31, 2004 balance sheet.

Previously Disclosed Results of Operations and Financial Condition

On February 3, 2005, we disclosed our preliminary results of operations and financial condition for the quarter and year ended December 31, 2004. The disclosure stated that the 2004 financial audit was not yet complete as of that date, and that the financial results were subject to change following the completion of the audit. Since that date, there were two revisions to the results that impact the previously disclosed results. Management recorded additional adjusting entries, which resulted in a reduction of net income for 2004 of $76,000. We also corrected an assumption in the methodology for the calculation of weighted average shares outstanding used in diluted net income (loss) per common share, which increased the number of weighted average shares outstanding for the year ended December 31, 2004 by 2,363,125. The impact of these adjustments was a reduction of basic net income per share for 2004 of two-tenths of a cent and a reduction of diluted net income per share for 2004 of one-half of a cent, as compared to the previously disclosed amounts. Due to the convention of rounding earnings per share to the nearest penny, reported diluted net income per share for 2004 is $0.05 as compared to $0.06 in the previous disclosure.

The correction in methodology also affected the weighted average shares outstanding used in diluted net income per common share in the third and fourth quarters of 2003 and all quarterly periods in 2004. These corrections had no impact on reported diluted net income per common share in these periods because of the convention of rounding earnings per share to the nearest penny.

Revenue

Our clients pay us a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the years ended December 31, 2004, 2003 and 2002 accounted for 96%, 98%, and 97%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable by either party upon 30 to 90 days’ notice without penalty. We recognize monthly service revenue fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download.

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

During 2004, we increased our allowance for doubtful accounts by $30,000 to approximately $94,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004. During 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2004, 2003 and 2002 consist of:

	2004	2003	2002
	(in thousands)
December 2002 warrant granted for investor relations
services (discussed below)	$—	$298	$—
Amortization of employee stock compensation	—	—	365
Acceleration of deferred compensation charges related to
certain employee terminations	—	45	—
May 2004 warrant granted for investor relations services
(discussed below)	246	—	—
Total	$246	$343	$365

In December 2002, we issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the purchase price may be paid by canceling a portion of the warrant. As of December 31, 2004, the warrant was fully vested and remained outstanding to purchase up to 124,500 shares of common stock. We recorded non-cash compensation expense of $298,000 related to this warrant during 2003.

In May 2004, we issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. Some or all of the purchase price may be paid by canceling a portion of the warrant. As of December 31, 2004, the warrant was fully vested and remained outstanding. We recorded non-cash compensation expense of $246,000 related to this warrant during 2004.

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

Results of Operations

Due to our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our 2004, 2003 and 2002 operating results with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Revenue. Total revenue increased to $17.4 million for the year ended December 31, 2004, from $12.0 million for the year ended December 31, 2003. This increase is primarily attributable to increased revenue from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of the Island Data customer contracts and associated rights in December 2003 and the acquisition of the FaceTime customer contracts in July 2004. Revenue in 2004 and 2003 included the recognition of set-up fees due to client attrition of $2,000 and $0, respectively. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead.  Cost of revenue increased to $2.9 million in 2004, from $2.0 million in 2003. This increase is attributable to an increase in the number of account management personnel to support both increased client activity as well as activity driven by the acquisition of the Island Data customer contracts and associated rights in December 2003, increased spending for backup server facilities, increased usage from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of the FaceTime customer contracts in July 2004.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased to $2.0 million in 2004, from $1.6 million in 2003. This increase is attributable to an increase in the number of LivePerson product development personnel to support both the launch of a significant new release of the LivePerson services under the Timpani brand name and, to a lesser extent, an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased to $5.2 million in 2004, from $3.6 million in 2003. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition and to increased sales lead activity.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $4.5 million in 2004, from $3.6 million in 2003. This increase is primarily related to the settlement of a previously disclosed legal matter and increases in legal expenses, accounting expenses and recruitment costs related to the expansion of our sales force, as well as an increase in compensation and related expenses, partially offset by a decrease in non-cash compensation expense.

Amortization of Intangibles. Amortization expense was $792,000 in the year ended December 31, 2004 and relates to acquisition costs recorded as a result of our acquisitions of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.  Amortization expense was $1.0 million in the year ended December 31, 2003 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

Restructuring Charge. Restructuring charge was $0 and $1.0 million in the years ended December 31, 2004, and 2003, respectively. In the second quarter of 2003, we recorded an additional restructuring charge of approximately $1.0 million related to our 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350,000 provision initially provided for in connection with our original restructuring plan in 2001.

Other Income. Interest income was $77,000 and $41,000 in 2004 and 2003, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999, and to a lesser extent, to cash provided by operating activities. Other expense was $0 and $8,000 in 2004 and 2003, respectively, and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our operations in the United Kingdom.

Net Income (Loss). We had net income of $2.1 million in 2004 compared to a net loss of $816,000 in 2003. The net loss for 2003 includes the additional restructuring charge of approximately $1.0 million recorded in the second quarter of 2003 described above under “Restructuring Charge.”

Comparison of Fiscal Years Ended December 31, 2003 and 2002

Revenue. Total revenue increased to $12.0 million for the year ended December 31, 2003, from $8.2 million for the year ended December 31, 2002. This increase is attributable to the acquisition of the NewChannel customer contracts and associated rights in July 2002 and to a combination of revenue from new clients, increased revenue from existing clients and a greater proportion of new clients purchasing the higher-priced Sales Edition (a former product) as a result of increased market acceptance of our services. Revenue in 2003 and 2002 included the recognition of set-up fees due to client attrition of $0 and $12,000, respectively. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client.

Cost of Revenue. Cost of revenue increased to $2.0 million in 2003, from $1.6 million in 2002. This increase is primarily related to the acquisition of the NewChannel customer contracts and associated rights in July 2002, as well as increased usage from existing clients and the addition of new clients.

Product Development. Product development costs increased to $1.6 million in 2003, from $1.3 million in 2002. This increase is attributable to an increase in the number of LivePerson product development personnel, as well as an increase in outsourced labor costs related to the continuing development of our product line as we broadened the range of services we offered to include a fully integrated, multi-channel software platform.

Sales and Marketing. Sales and marketing expenses increased to $3.6 million in 2003, from $2.2 million in 2002. This increase is primarily attributable to an increase in sales and marketing personnel as a result of both the acquisition of the NewChannel customer contracts and associated rights in July 2002 and the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increased efforts to enhance our brand recognition and to increased sales lead activity.

General and Administrative. General and administrative expenses increased to $3.6 million in 2003, from $3.2 million in 2002. This increase is primarily attributable to an increase in compensation and related expenses and to an increase in investor relations expenses as the result of the hiring of an outside firm and, to a lesser extent, to increases in recruitment costs and depreciation, partially offset by a decrease in the cost of our directors and officers insurance.

Amortization of Intangibles. Amortization expense was $1.0 million and $357,000 in the years ended December 31, 2003 and 2002, respectively, and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

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

Unaudited Quarterly Results of Operations

The following table sets forth, for the periods indicated, our financial information for the eight most recent quarters ended December 31, 2004. In our opinion, this unaudited information has been prepared on a basis consistent with our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation. This information should be read in conjunction with the consolidated financial statements, including the related notes, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent periods.

	Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands, except share and per share data)
Revenue	$4,596	$4,381	$4,342	$4,073	$3,526	$3,142	$2,826	$2,529

Operating expenses:
Cost of revenue	771	730	694	693	520	501	514	493
Product development	530	515	516	439	471	419	419	331
Sales and marketing	1,462	1,327	1,240	1,154	1,062	910	856	727
General and administrative	1,325	1,222	988	921	954	1,059	786	813
Amortization of intangibles	230	204	179	179	254	253	253	253
Restructuring and impairment
charges	—	—	—	—	—	—	1,024	—
Total operating expenses	4,318	3,998	3,617	3,386	3,261	3,142	3,852	2,617
Income (loss) from operations	278	383	725	687	265	—	(1,026)	(88)
Other income (expense), net:
Other (expense)	—	—	—	—	—	—	—	(8)
Interest income	36	18	11	12	13	9	6	13
Total other income, net	36	18	11	12	13	9	6	5
Income (loss) before provision for
income taxes	314	401	736	699	278	9	(1,020)	(83)
Provision for income taxes	—	25	33	—	—	—	—	—
Net income (loss)	$314	$376	$703	$699	$278	$9	$(1,020)	$(83)
Basic net income (loss) per common
share	$0.01	$0.01	$0.02	$0.02	$0.01	$0.00	$(0.03)	$(0.00)
Diluted net income (loss) per common
share	$0.01	$0.01	$0.02	$0.02	$0.01	$0.00	$(0.03)	$(0.00)
Weighted average shares outstanding
used in basic net income (loss)
per common share calculation	37,370,093	37,336,792	37,318,804	37,010,432	36,133,570	34,887,114	34,229,236	34,155,869
Weighted average shares outstanding
used in diluted net income (loss)
per common share calculation	39,410,072	39,294,832	39,590,800	39,385,526	38,641,268	37,614,097	34,229,236	34,155,869

Our revenue from the LivePerson services increased in each of the last eight quarters, from $2.5 million to $4.6 million. This increase is primarily attributable to increased revenue from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of the Island Data customer contracts and associated rights in December 2003 and the acquisition of the FaceTime customer contracts in July 2004.

Our cost of revenue has generally increased in each of the last eight quarters from $493,000 to $771,000. This increase is attributable to an increase in the number of account management personnel to support both increased client activity as well as activity driven by the acquisition of the Island Data customer contracts and associated rights in December 2003, increased spending for backup server facilities, increased usage from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of the FaceTime customer contracts in July 2004.

Our product development costs have generally increased in each of the last eight quarters from $331,000 to $530,000. This increase is attributable to an increase in the number of LivePerson product development personnel to support both the launch of a significant new release of the LivePerson services under the Timpani brand name and, to a lesser extent, an increase in outsourced labor costs related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Our sales and marketing costs have increased in each of the last eight quarters from $727,000 to $1.5 million. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the expansion of our sales force, and, to a lesser extent, to an increase in on-line advertising and marketing expenses related to our increasing efforts to enhance our brand recognition and to increased sales lead activity.

Our general and administrative costs have generally increased in each of the last eight quarters from $813,000 to $1.3 million. This increase is primarily related to the settlement of a previously disclosed legal matter and increases in legal expenses, accounting expenses and recruitment costs related to the expansion of our sales force, as well as an increase in compensation and related expenses, partially offset by a decrease in non-cash compensation expense.

Amortization expense in the year ended December 31, 2004 relates to acquisition costs recorded as a result of our acquisitions of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.  Amortization expense in the year ended December 31, 2003 relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

Liquidity And Capital Resources

As of December 31, 2004, we had $12.4 million in cash and cash equivalents, an increase of $1.5 million from December 31, 2003. This increase is primarily attributable to net cash provided by operating activities offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $2.1 million in the year ended December 31, 2004 and consisted of net income and non-cash expenses related to the amortization of intangibles, non-cash compensation and depreciation offset by a decrease in accrued expenses, and increases in accounts receivable and prepaid expenses. Net cash used in operating activities was $1.1 million in the year ended December 31, 2003 and consisted primarily of net operating losses offset by non-cash expenses related to the amortization of intangibles, non-cash compensation and depreciation and to a lesser extent, to increases in accounts payable and deferred revenue partially offset by an increase in accounts receivable.

Net cash used in investing activities was $662,000 in the year ended December 31, 2004 and was due to the acquisition of the FaceTime customer contracts in July 2004 and the purchase of fixed assets. Net cash used in investing activities was $142,000 in the year ended December 31, 2003 and was due to the acquisition of certain Island Data assets and the purchase of fixed assets.

Net cash provided by financing activities was $122,000 in the year ended December 31, 2004 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $1.9 million in the year ended December 31, 2003 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $103.9 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2004 and 2003 was approximately $502,000 and $430,000, respectively.

In October 2004, we modified the existing lease for our principal executive offices in New York City. The modification included the extension of the term of our current lease to October 2007 as well as the addition of new space.

As of December 31, 2004, our principal commitments were approximately $1.5 million under various operating leases, of which approximately $609,000 is due in 2005. We do not currently expect that our principal commitments for the year ended December 31, 2005 will exceed $700,000 in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2005. Our contractual obligations at December 31, 2004 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,484	$609	$875	$—	$—
Total	$1,484	$609	$875	$—	$—

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $103.9 million as of December 31, 2004 and we may incur losses in the future.

Although we have achieved profitability in each three-month period since and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $2.1 million in the year ended December 31, 2004. As of December 31, 2004, our accumulated deficit was approximately $103.9 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

Our quarterly revenue and operating results are subject to significant fluctuations, which may adversely affect the trading price of our common stock.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	market acceptance by companies doing business online of real-time sales, customer service and marketing solutions;

•	our clients’ business success;

•	our clients’ demand for our services;

•	our ability to attract and retain clients;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new services by us or our competitors; and

•	changes in our pricing policies or the pricing policies of our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.

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

If we are not competitive in the market for real-time sales, customer service and marketing solutions, our business could be harmed.

The market for sales and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Relatively few substantial barriers to entry exist in this market, other than the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage scalable network architecture. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user’s request.

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We also face significant competition from two customer service enterprise software providers, KANA and RightNow Technologies, which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, customer service and marketing solutions from such providers.

We also face potential competition from larger enterprise software companies such as Oracle and Siebel Systems. In addition, established technology companies, including Aspect Communications, Avaya, Genesys Telecommunications Laboratories, IBM and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales, customer service and marketing applications.

Finally, we face competition from clients and potential clients that choose to provide a real-time sales, customer service and marketing solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

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

Any delay in the general market acceptance of the real-time sales, customer service and marketing solution business model would likely harm our competitive position. Delays would allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, customer service and marketing applications and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

Our service also depends on third parties for hardware and software, which products could contain defects. Problems arising from our use of such hardware or software could require us to incur significant costs or divert the attention of our technical personnel from our product development efforts. To the extent any such problems require us to replace such hardware or software, we may not be able to do so on acceptable terms, if at all.

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

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. During 2004, we increased our allowance for doubtful accounts by $30,000 to approximately $94,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004. During 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

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

•
diversion of financial and management resources from efforts related to the LivePerson services or other then-existing operations; risks of entering new markets beyond providing real-time sales, customer service and marketing solutions for companies doing business online;

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

Our services typically appear as a LivePerson-branded, Timpani-branded or a custom-created icon on our clients’ Web sites. The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees. As a result, we have no way of controlling the actions of these operators. In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our services depend on the prominent placement of the icon on the client’s Web site, over which we also have no control.

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

We are subject to the risk of claims alleging infringement of third-party proprietary rights. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, customer service and marketing may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

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

Our product development staff, help desk and online sales personnel are located in Israel. As of December 31, 2004, we had 30 full-time employees in Israel and as of December 31, 2003, we had 33 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002, 2003 and 2004 escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

Risks Related to Our Industry

We are dependent on the continued use of the Internet as a medium for commerce.

We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet as a medium for commerce. Convincing our clients to offer real-time sales, customer service and marketing technology may be difficult.

•	The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

•	continued growth in the number of users;

•	concerns about transaction security;

•	continued development of the necessary technological infrastructure;

•	development of enabling technologies;

•	uncertain and increasing government regulation; and

•	the development of complementary services and products.

We depend on the continued viability of the infrastructure of the Internet.

To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our clients and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our clients’ sites (including the LivePerson dialogue windows) in particular. If the use of the Internet fails to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur or if the Internet does not become a viable commercial marketplace, we may not maintain profitability and our business, results of operations and financial condition will suffer.

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

Other Risks

Our stockholders who each own greater than five percent of the outstanding common stock, and our executive officers and directors, will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 50.6% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through December 31, 2004, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2004, we increased our allowance for doubtful accounts by $30,000 to approximately $94,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004. During 2003, we increased our allowance for doubtful accounts by $15,000 to approximately $85,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $21,000 of previously reserved accounts, leaving a net allowance of $64,000 at December 31, 2003.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LivePerson, Inc.:

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 16, 2005

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$12,425	$10,898
Accounts receivable, less allowance for doubtful accounts
of $54 and $64, in 2004 and 2003, respectively	1,641	1,239
Prepaid expenses and other current assets	475	318
Total current assets	14,541	12,455
Property and equipment, net	384	341
Intangibles, net	1,721	361
Security deposits	166	129
Other assets	338	251
Total assets	$17,150	$13,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262	$116
Accrued expenses	1,666	2,577
Deferred revenue	1,330	1,276
Total current liabilities	3,258	3,969
Other liabilities	338	232

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000
shares authorized, 0 issued and outstanding at
December 31, 2004 and 2003	--	--
Common stock, $.001 par value per share; 100,000,000
shares authorized, 37,380,732 shares issued and
outstanding at December 31, 2004; 36,816,415 shares
issued and outstanding at December 31, 2003	37	36
Additional paid-in capital	117,440	115,315
Accumulated deficit	(103,923)	(106,015)
Total stockholders’ equity	13,554	9,336
Total liabilities and stockholders’ equity	$17,150	$13,537

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002

Revenue	$17,392	$12,023	$8,234
Operating expenses:
Cost of revenue	2,888	2,028	1,604
Product development.	2,000	1,641	1,283
Sales and marketing	5,183	3,555	2,177
General and administrative	4,456	3,610	3,176
Amortization of intangibles	792	1,014	357
Restructuring and impairment charges	--	1,024	1,186
Total operating expenses	15,319	12,872	9,783
Income (loss) from operations	2,073	(849)	(1,549)
Other income (expense):
Other (expense) income	--	(8)	--
Interest income	77	41	126
Interest expense	--	--	(10)
Total other income, net	77	33	116
Income (loss) before cumulative effect of accounting
change	2,150	(816)	(1,433)
Cumulative effect of accounting change	--	--	(5,338)
Income (loss) before provision for income taxes	2,150	(816)	(6,771)
Provision for income taxes	58	--	--
Net income (loss)	2,092	(816)	(6,771)
Basic net income (loss) per common share:
Income (loss) before cumulative effect of accounting
change	$0.06	$(0.02)	$(0.04)
Cumulative effect of accounting change	--	--	(0.16)
Net income (loss)	$0.06	$(0.02)	$(0.20)
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting
change	$0.05	$(0.02)	$(0.04)
Cumulative effect of accounting change	--	--	(0.16)
Net income (loss)	$0.05	$(0.02)	$(0.20)

Weighted average shares outstanding used in basic
net income (loss) per common share calculation	37,263,378	34,854,802	34,028,702

Weighted average shares outstanding used in diluted
net income (loss) per common share calculation	39,680,304	34,854,802	34,028,702

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total

	Common Stock
	Shares	Amount
Balance at December 31, 2001	33,983,381	$34	$113,071	$(399)	$(98,428)	$(7)	$14,271
Issuance of common stock upon exercise of stock options	77,500	--	24	--	--	--	24
Deferred stock based compensation, net of forfeitures	--	--	(34)	34	--	--	--
Amortization of deferred compensation, net of forfeitures	--	--	--	365	--	--	365
Net loss	--	--	--	--	(6,771)	--	(6,771)
Foreign currency translation	--	--	--	--	--	(1)	(1)
Comprehensive loss							(6,772)
Balance at December 31, 2002	34,060,881	34	113,061	--	(105,199)	(8)	7,888
Issuance of common stock upon exercise of stock options
and warrants	2,755,534	2	1,911	--	--	--	1,913
Deferred stock based compensation	--	--	298	(298)	--	--	--
Acceleration of employee stock options	--	--	45	--	--	--	45
Amortization of deferred compensation	--	--	--	298	--	--	298
Net loss	--	--	--	--	(816)	--	(816)
Other comprehensive loss	--	--	--	--	--	8	8
Comprehensive loss							(808)
Balance at December 31, 2003	36,816,415	36	115,315	--	(106,015)	--	9,336
Issuance of common stock upon exercise of stock options
and warrants	193,423	--	122	--	--	--	122
Issuance of common stock related to asset acquisition	370,894	1	1,749	--	--	--	1,750
Deferred stock based compensation	--	--	246	(246)	--	--	--
Amortization of deferred compensation	--	--	--	246	--	--	246
Tax benefit from exercise of employee stock options	--	--	8	--	--	--	8
Net income	--	--	--	--	2,092	--	2,092
Balance at December 31, 2004	37,380,732	$37	$117,440	$--	$(103,923)	$--	$13,554

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,092	$(816)	$(6,771)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Cumulative effect of accounting change	--	--	5,338
Non-cash compensation expense, net	246	343	365

Depreciation	217	321	366
Amortization of intangibles	792	1,014	357
Provision for doubtful accounts, net	30	15	--
Deferred income taxes	8	--	--

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(432)	(648)	13
Prepaid expenses and other current assets	(157)	(19)	90
Security deposits	(37)	(5)	(2)
Other assets and liabilities	19	--	--
Accounts payable	146	(21)	(456)
Accrued expenses	(911)	454	(278)
Deferred revenue	54	476	240
Net cash provided by (used in) operating activities	2,067	1,114	(738)
Cash flows from investing activities:
Purchases of property and equipment, including capitalized
software	(260)	(67)	(59)
Proceeds from sale of property and equipment	--	--	13

Acquisition of Island Data customer contracts	(8)	(75)	--
Acquisition of NewChannel customer contracts	--	--	(1,371)
Acquisition of FaceTime customer contracts	(394)	--	--
Net cash used in investing activities	(662)	(142)	(1,417)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with
the exercise of options and warrants	122	1,914	24
Net cash provided by financing activities	122	1,914	24
Effect of foreign exchange rate changes on cash
and cash equivalents	-	8	(1)
Net increase (decrease) in cash and cash equivalents	1,527	2,894	(2,132)
Cash and cash equivalents at the beginning of the year	10,898	8,004	10,136
Cash and cash equivalents at the end of the year	$12,425	$10,898	$8,004
Supplemental disclosures:
Cash paid during the year for:
Interest	$--	$--	$10
Income taxes	88	--	--

Supplemental disclosure of non-cash investing and financing activities:

During the years ended December 31, 2004 and 2003, 22,198 and 276,910 shares of common stock, respectively, were issued in connection with the cashless exercise of warrants.

During the year ended December 31, 2004, the Company issued 370,894 shares of common stock in connection with the acquisition of certain identifiable assets of Island Data Corporation.

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

(In thousands, except share and per share data)

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson is a leading provider of solutions for managing online customer interactions. The Company’s hosted software enables companies to identify and engage customers, using communication channels. LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, customer service and marketing. The Company’s technology supports and manages all online interactions—chat, email and self-service/knowledgebase.

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

(c) Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

(d) Reclassifications

Certain prior year financial information has been reclassified to conform with fiscal 2004 financial statement presentation.

(e) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

(f) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2004, 2003 and 2002 was $217, $321, and $366, respectively, and was recorded in Cost of revenue and General and administrative expense for each year.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)
(g) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sales would be presented separately in the appropriate asset and liability sections of the balance sheet.

(h) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibitity. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

(i) Revenue Recognition

The Company’s hosted software enables companies to identify and engage customers, using communication channels. LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, customer service and marketing. The Company’s technology supports and manages all online interactions—chat, email and self-service/knowledgebase.

The Company charges a monthly fee, which varies by service and client usage. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. The Company also occasionally charges professional service fees related to additional training and business consulting and analysis.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized set-up fees due to client attrition of $2, $0, and $12 in 2004, 2003 and 2002, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

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

(k) Advertising Costs

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $902, $208, and $71 for the years ended December 31, 2004, 2003 and 2002, respectively.

(l) Financial Instruments and Concentration of Credit Risk

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2004 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2004, 2003 or 2002. One customer accounted for approximately 10% of accounts receivable at December 31, 2004. Two customers accounted for approximately 22% of accounts receivable at December 31, 2003.

(m) Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for 2004 would have decreased and the net loss attributable to common stockholders for 2003 and 2002 would have increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

The Company determined after the end of the second quarter of 2004 that it had misapplied certain provisions of SFAS No. 123 when calculating the disclosure requirements for its stock-based employee compensation plan using a fair-value based method of accounting. The misapplication primarily related to the amortization period used when computing the pro forma compensation expense impact of issued stock options on net income (loss) and basic and diluted net income (loss) per common share.  The restated pro forma amounts do not affect our reported results of operations for any period. The table below includes the restated pro forma amounts for 2003 and 2002.

	Year Ended
	December 31,
	2004	2003 (Restated)	2002 (Restated)

Net income (loss) as reported	$2,092	$(816)	$(6,771)
Add: Stock-based compensation expense included in net
income (loss) as reported	--	45	365
Deduct: Pro forma stock-based compensation cost	(1,308)	(945)	(746)
Pro forma net income (loss)	$784	$(1,716)	$(7,152)
Basic net income (loss) per common share:
As reported	$0.06	$(0.02)	$(0.20)
Pro forma	$0.02	$(0.05)	$(0.21)

Diluted net income (loss) per common share:
As reported	$0.05	$(0.02)	$(0.20)
Pro forma	$0.02	$(0.05)	$(0.21)

The per share weighted average fair value of stock options granted during 2004, 2003 and 2002, was $2.04, $1.68 and $0.70, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: dividend yield of zero percent for all years; risk-free interest rates of 4.6%, 4.1% and 4.6%, respectively; and expected life of five years for all years. During 2004, 2003 and 2002, the Company used a volatility factor of 89%, 146% and 135%, respectively.

The following table provides the restated pro forma amounts of originally reported December 31, 2003 pro forma disclosures. The Company has disclosed, and intends to continue to disclose in future filings, the restated amounts for such pro forma disclosures.

Year Ended December 31, 2003	Previously Disclosed in Original Report	Restated
Pro forma stock-based compensation cost	$(403)	$(945)
Pro forma net loss	$(1,174)	$(1,716)
Pro forma basic net loss per common share	$(0.03)	$(0.05)
Pro forma diluted net loss per common share	$(0.03)	$(0.05)

The following table provides the restated pro forma amounts of originally reported December 31, 2002 pro forma disclosures. The Company has disclosed, and intends to continue to disclose in future filings, the restated amounts for such pro forma disclosures.

Year Ended December 31, 2002	Previously Disclosed in Original Report	Restated
Pro forma stock-based compensation cost	$(499)	$(746)
Pro forma net loss	$(6,905)	$(7,152)
Pro forma basic net loss per common share	$(0.20)	$(0.21)
Pro forma diluted net loss per common share	$(0.20)	$(0.21)

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

(n) Basic and Diluted Net Income (Loss) Per Share

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the guidance of the Securities and Exchange Commission (“SEC”). Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income (loss) attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income (loss) attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income (loss) per share presented is equal to basic net income (loss) per share since all common stock equivalents are anti-dilutive for the years ended December 31, 2003 and 2002.

Diluted net income per common share for the year ended December 31, 2004 includes the effect of options to purchase 6,491,025 shares of common stock with a weighted average exercise price of $1.30 and warrants to purchase 202,802 shares of common stock with a weighted average exercise price of $1.65. Diluted net loss per common share for the years ended December 31, 2003 and 2002 does not include the effects of options to purchase 4,816,500 and 7,828,334 shares of common stock, respectively and warrants to purchase 150,000 and 607,030 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive during each period.

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

(p) Comprehensive Income (loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no material differences between the Company’s comprehensive income (loss) and its net income (loss) for all periods presented.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

(q) Computer Software

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $929 as of December 31, 2004 and $682 as of December 31, 2003.

(r) Intangible Assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Intangible assets are stated net of accumulated amortization of $792 and $0 as of December 31, 2004 and 2003, respectively. Intangible assets relate to the acquisition of certain identifiable assets of FaceTime in July 2004, the acquisition of the Island Data customer contracts in 2003 and the acquisition of the NewChannel customer contracts and associated rights in 2002, and are being amortized on a straight-line basis over the expected period of benefit of 24 months, 36 months and 18 months, respectively (see Note 2).

(s) Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability.

(t) Product Development Costs

The Company accounts for product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2004, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

(u) Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company had no translation adjustment for the years ended December 31, 2004 and 2003.

(v) Restructuring Activities

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

(w) Recently Adopted Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an impact on the Company’s financial position, cash flows or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by SFAS No. 148 are included in these notes to the Company’s consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

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

In December 2003, the staff of the SEC issued Staff Accounting Bulleting (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 primarily rescinds the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, which was superseded as a result of the issuance of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB No. 101, which had been codified in SEC Topic 13, “Revenue Recognition.” SAB No. 104 was effective upon issuance. The issuance of SAB No. 104 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company applies FIN 46R to variable interest VIEs created after December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value method at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest in the VIE. The Company has evaluated the impact of applying FIN 46R and it did not have an impact on the Company’s financial position, cash flows or results of operations.

(x) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. SFAS No. 123(R) will be effective for the Company in the first fiscal quarter beginning after June 15, 2005. The Company is still evaluating the impact that adopting SFAS No. 123(R) will have on its financial position, cash flows and results of operations. See Note 1(m) for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

(y) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, prepaid expenses, security deposits, other assets, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments.

(z) Intangible Assets

Amortization of intangible assets is summarized as follows:

Acquired Intangible Assets

	As of December 31, 2004
		Weighted
	Gross	Average
	Carrying	Amortization	Accumulated
	Amount	Period	Amortization
Amortizing intangible assets:
Certain identifiable assets of Island Data	$2,119	3.0 years	$717
Certain identifiable assets of FaceTime	394	2.0 years	75
Total	$2,513		$792

Aggregate amortization expense for intangible assets was $792 and $1,014 for the years ended December 31, 2004 and 2003, respectively. Estimated amortization expense for the next five years is: $928 in 2005, $793 in 2006, $0 in 2007, $0 in 2008, and $0 in 2009.

(2) Asset Acquisitions

NewChannel

In July 2002, the Company acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. The Company’s acquisition cost was approximately $1,371, including the initial purchase price payment of $600 to NewChannel. The total acquisition cost has been allocated to customer contracts and was amortized ratably over a period of 18 months, representing the then expected term of the client relationships. As of December 31, 2003, the total purchase had been completely amortized.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

Island Data

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. As of December 31, 2004, the Company paid approximately $370 in cash, and issued 370,894 shares of its common stock, in connection with the acquisition. The total acquisition costs were approximately $2,100. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $1,401 are included in “Assets - Intangibles, net” on our December 31, 2004 balance sheet.

FaceTime

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394, including the initial purchase price payment of $200 to FaceTime. The total acquisition cost will be amortized ratably over a period of 24 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $320 are included in “Assets - Intangibles, net” on our December 31, 2004 balance sheet.

(3) Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2004	2003
Computer equipment and software	$1,712	$1,460
Furniture, equipment and building improvements	44	36
	1,756	1,496

Less accumulated depreciation	1,372	1,155
Total	$384	$341

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
Payroll and related costs	$1,102	$1,820
Professional services and consulting fees	448	382
Sales commissions	90	31
Island Data customer contracts acquisition costs	--	286
Other	26	58
Total	$1,666	$2,577

(4) Capitalization

In December 2002, the Company issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the purchase price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $298 related to this warrant during 2003. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company values the warrant at each balance sheet date using a Black-Scholes pricing model as of each balance sheet date. Had the warrant been accounted for with the method established by SFAS No. 123, the Company’s pro forma net loss would not have been materially different. As of December 31, 2004, the warrant was fully vested and remained outstanding to purchase up to 124,500 shares of common stock. During the year ended December 31, 2004, the Company issued an aggregate of 22,198 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 3,302 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions.

During the year ended December 31, 2003, the Company issued an aggregate of 276,910 shares of common stock upon the exercise of warrants issued in 1999, in consideration of the termination of the right to purchase an additional 180,910 shares of common stock in the aggregate, pursuant to the warrants’ net exercise provisions.

In January 2004, the Company filed a registration statement with the SEC to register the resale of up to 500,000 shares of its common stock by Island Data. The registration of the resale of the shares was required by the Company’s agreement with Island Data. The shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the agreement, will be deregistered. The Company did not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

In January 2004, the Company filed a shelf registration statement with the SEC relating to 4,000,000 shares of its common stock that the Company may issue from time to time. The Company has no immediate plans to offer or sell any shares under this shelf registration. The Company presently intends to use the net proceeds from any sale of the registered shares for general corporate purposes, working capital and potential strategic acquisitions. The Company would announce the terms of any issuance in a filing with the SEC at the time the Company offers or sells the shares.

In May 2004, the Company issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. The warrant expires in May 2009. Some or all of the purchase price may be paid by canceling a portion of the warrant. As of December 31, 2004, the warrant was fully vested and remained outstanding. The Company recorded non-cash compensation expense of $246 related to this warrant during 2004. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18. Had the warrant been accounted for with the method established by SFAS No. 123, the Company’s pro forma net income would not have been materially different.

(5) Stock Options

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2004, approximately 11,251,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2004). On the first trading day in January 2005, approximately 1,121,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the Employee Stock Purchase Plan, 0 and 4,000 shares were issued in 2002 and 2001, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2004, approximately 1,020,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2004). On the first trading day in January 2005, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at December 31, 2001	6,467,242	$1.46
Options granted	2,265,000	$0.70
Options exercised	(77,500)	$0.31
Options cancelled	(826,408)	$1.68
Options outstanding at December 31, 2002	7,828,334	$1.23
Options granted	590,000	$1.85
Options exercised	(2,478,624)	$0.77
Options cancelled	(216,710)	$2.05
Options outstanding at December 31, 2003	5,723,000	$1.46
Options granted	2,090,000	$2.80
Options exercised	(171,225)	$0.71
Options cancelled	(255,500)	$2.25
Options outstanding at December 31, 2004	7,386,275	$1.83

Options exercisable at December 31, 2002	3,635,542	$1.82

Options exercisable at December 31, 2003	2,672,447	$2.21

Options exercisable at December 31, 2004	3,710,795	$1.79

The net non-cash compensation amounts for the years ended December 31, 2004, 2003 and 2002 consist of:

	2004	2003	2002
December 2002 warrant granted for investor relations
services	$--	$298	$--
Amortization of employee stock compensation	--	--	365
Acceleration of deferred compensation charges related to
certain employee terminations	--	45	--
May 2004 warrant granted for investor relations services	246	--	--
Total	$246	$343	$365

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$0.00-$ 1.00	3,708,836	7.04	$0.57	2,188,356	$0.53
$1.01-$ 2.00	1,556,689	7.72	1.93	706,689	1.92
$2.01-$ 5.00	1,558,625	8.15	3.06	457,375	3.49
$5.01-$11.00	562,125	6.46	6.46	358,375	7.05
	7,386,275		$1.83	3,710,795	$1.79

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$0.00-$ 1.00	4,008,311	7.88	$0.58	1,248,851	$0.55
$1.01-$ 2.00	700,189	5.00	1.88	660,002	1.93
$2.01-$ 5.00	637,375	7.08	3.29	415,875	3.58
$5.01-$11.00	377,125	6.36	6.96	347,719	7.05
	5,723,000		$1.46	2,672,447	$2.21

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$0.00-$ 1.00	5,854,850	8.42	$0.55	1,992,143	$0.56
$1.01-$ 2.00	1,166,109	6.95	1.82	957,040	1.81
$2.01-$ 5.00	417,375	6.74	3.58	321,375	3.58
$5.01-$11.00	390,000	6.53	7.18	364,984	7.18
	7,828,334		$1.23	3,635,542	$1.82

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

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

The balance of the accrued restructuring charges as of December 31, 2003 is as follows:

			Net (utilization)
		Provision for	reversals during
	Balance as of	the year ended	the year ended	Balance as of
	January 1, 2003	December 31, 2003	December 31, 2003	December 31, 2003
Contract terminations (a)	$615	$1,024	$(1,639)	$--
Total	$615	$1,024	$(1,639)	$--

(a) In the second quarter of 2003, the Company recorded an additional restructuring charge of approximately $1,024 related to its 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350 provision initially provided for in connection with the Company’s original restructuring plan in 2001.

The allocation of the restructuring and impairment charges as of December 31, 2002 is as follows:

			Net (utilization)
		Provision (reversals)	reversals during
	Balance as of	for the year ended	the year ended	Balance as of
	January 1, 2002	December 31, 2002	December 31, 2002	December 31, 2002
Severance	$55	$(55)	$--	$--
Contract terminations (b)	985	1,241	(1,611)	615
Total	$1,040	$1,186	$(1,611)	$615

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

December 31, 2004 and 2003

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

(8) Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	Deductions/	End of
	Period	Expenses	Write-offs	Period
For the year ended December 31, 2004
Allowance for doubtful accounts	$64	$30	$(40)	$54

For the year ended December 31, 2003
Allowance for doubtful accounts	$70	$15	$(21)	$64

For the year ended December 31, 2002
Allowance for doubtful accounts	$160	$--	$(90)	$70

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

(9) Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. The Company completed its previously disclosed Section 382 analysis during 2004 and determined that an ownership change had occurred. As a result, there is a material limitation on the Company’s use of its NOL carryforwards, which results in a corresponding reduction in the Company's deferred tax assets. Accordingly, the December 31, 2003 deferred tax assets disclosed below have been adjusted to reflect the Section 382 limitation. As of December 31, 2004 and 2003, the Company had approximately $9,341 and $11,554, respectively, of NOL carryforwards available to offset future taxable income after considering the Section 382 limitation. Because certain deductions may be taken during the five year recognition period following the date of the ownership change, additional limitations may apply. These carryforwards expire in various years through 2023.

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $23,000 prior to the expiration of the NOL carryforwards in 2023. If the entire deferred tax asset is realized, approximately $4,640 will be allocated to Additional paid-in capital with the remainder reducing income tax expense. Taxable income (loss) for the years ended December 31, 2004, 2003 and 2002 was $2,213, $(7,443) and $(2,162), respectively. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2004. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$4,017	$4,853
Accounts payable and accrued expenses	13	84
Deferred revenue	396	324
Non-cash compensation	2,012	1,966
Goodwill and intangibles amortization	3,585	3,395
Allowance for doubtful accounts	23	27
Other	58	3

Gross deferred tax assets	10,104	10,652
Less: valuation allowance	(10,030)	(10,594)

Net deferred tax assets	74	58
Deferred tax liabilities:
Plant and equipment, principally due to differences in
depreciation	(74)	(58)

Gross deferred tax liabilities	(74)	(58)

Net deferred taxes	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective tax rate is principally due to the utilization of federal and state net operating losses and the Company incurring net operating losses for which no tax benefit was recorded for the years ending December 31, 2004 and December 31, 2003, respectively.

(10) Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 2004, 2003 and 2002 was approximately $502, $430 and $378, respectively.

In October 2004, the Company modified the existing lease for its principal executive offices in New York City. The modification included the extension of the term of the current lease to October 2007 as well as the addition of new space.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

(In thousands, except share and per share data)

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2005	$609
2006	511
2007	364
Thereafter	—
Total minimum lease payments	$1,484

(11) Legal Proceedings

On or about December 2, 2002, MCI WorldCom Communications, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York, containing claims for unpaid invoices related to a contract with MCI for voice and data services. The complaint sought to recover approximately $761 plus interest. The District Court dismissed the action on the Company’s motion on May 29, 2003 because the contract contained a binding arbitration provision. The matter was presented for arbitration with JAMS in New York City in which the Company denied liability. In December 2004, the matter was settled for $150.

In June 2003, James Ball d/b/a TalktoDealers.com filed a complaint against the Company and other unidentified persons in the Superior Court of the State of California for the County of Orange, containing claims for breach of contract and unjust enrichment. The complaint sought to recover approximately $1,152 per year from the time of the Company’s alleged breach in late 2002 or early 2003, plus interest, costs, attorneys’ fees, restitution and specific performance. This matter was settled in November 2004 for $250.

The Company is not currently a party to any material legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of LivePerson’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by LivePerson in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to LivePerson’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm

Our Management’s Report on Internal Control over Financial Reporting and the Attestation Report of our Independent Registered Public Accounting Firm thereon will be filed by amendment to this Annual Report on Form 10-K not later than 45 days after March 16, 2005, as permitted by SEC Release No. 34-50754 (November 30, 2004), “Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption From Specified Provisions of Exchange Act Rules 13a-1 and 15d-1.”

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, we added an additional accounting staff manager and dispersed certain control processes among both existing personnel and the new employee. We made these changes to strengthen our existing controls over certain risk areas related to our internal control over financial reporting. These changes were part of our continuous efforts to ensure that our internal control over financial reporting is effective.

There were no other changes in LivePerson’s internal control over financial reporting during the quarter ended December 31, 2004 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM  10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders, to be filed not later than April 29, 2005.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders, to be filed not later than April 29, 2005.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders, to be filed not later than April 29, 2005.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders, to be filed not later than April 29, 2005.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders, to be filed not later than April 29, 2005.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.

Incorporated by reference to the index of consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

Number	Description

2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson, HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 to LivePerson’s Current Report on Form 8-K, dated October 12, 2000 and filed October 19, 2000)

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))

4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson

10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)*

10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*

10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)*

10.3	Amended and Restated 2000 Stock Incentive Plan, effective as of April 22, 2004 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed August 20, 2004)*

10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

LIVEPERSON, INC.

By:	/s/ ROBERT P. LOCASCIO
Robert P. LoCascio
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature	Title(s)

/s/ ROBERT P. LOCASCIO Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ TIMOTHY E. BIXBY Timothy E. Bixby	President, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)

/s/ STEVEN BERNS Steven Berns	Director

/s/ EMMANUEL GILL Emmanuel Gill	Director

/s/ KEVIN C. LAVAN Kevin C. Lavan	Director

/s/ WILLIAM G. WESEMANN William G. Wesemann	Director

EXHIBIT INDEX

Number	Description

2.1	Stock Purchase Agreement, dated as of October 12, 2000, among LivePerson, HumanClick Ltd. and the shareholders of HumanClick Ltd. named in Schedule I thereto (incorporated by reference to Exhibit 2 to LivePerson’s Current Report on Form 8-K, dated October 12, 2000 and filed October 19, 2000)

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))

4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson

10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)*

10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*

10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)*

10.3	Amended and Restated 2000 Stock Incentive Plan, effective as of April 22, 2004 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed August 20, 2004)*

10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2001 Form 10-K)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract or compensatory plan or arrangement