Form 10-Q
period 2005-03-31
LIVEPERSON INC
filed 2005-05-10
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

or

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

Yes ☒ No ☐

As of May 2, 2005, there were 37,449,065 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2005
FORM 10-Q

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THE SECTION CAPTIONED "MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$12,679	$12,425
Accounts receivable, net of allowances for doubtful accounts of $84 and $54 as of March 31, 2005 and December 31, 2004, respectively	1,995	1,641
Prepaid expenses and other current assets	408	475
Total current assets	15,082	14,541
Property and equipment, net	378	384
Intangibles, net	1,486	1,721
Security deposits	164	166
Other assets	364	338
Total assets	$17,474	$17,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438	$262
Accrued expenses	1,199	1,666
Deferred revenue	1,432	1,330
Total current liabilities	3,069	3,258
Other liabilities	364	338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	--	--
Common stock, $.001 par value per share; 100,000,000 shares authorized, 37,434,065 shares issued and outstanding at March 31, 2005 and 37,380,732 shares issued and outstanding at December 31, 2004	37	37
Additional paid-in capital	117,623	117,440
Accumulated deficit	(103,619)	(103,923)
Total stockholders’ equity	14,041	13,554
Total liabilities and stockholders’ equity	$17,474	$17,150

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2005	2004

Revenue	$4,954	$4,073
Operating expenses:
Cost of revenue	863	693
Product development expense	675	439
Sales and marketing expense	1,485	1,154
General and administrative expense	1,271	921
Amortization of intangibles	235	179
Total operating expenses	4,529	3,386
Income from operations	425	687
Other income:
Interest income	43	12
Total other income	43	12
Income before provision for income taxes	468	699
Provision for income taxes	164	--
Net income	$304	$699
Basic net income per share	$0.01	$0.02
Diluted net income per share	$0.01	$0.02
Weighted average shares outstanding used in basic net income per share calculation	37,433,446	37,010,432
Weighted average shares outstanding used in diluted net income per share calculation	39,448,922	39,385,526

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED
	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$304	$699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash compensation expense	--	60
Depreciation	48	57
Amortization of intangibles	235	179
Deferred income taxes	152	--
Provision for doubtful accounts, net	30	15

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(384)	136
Prepaid expenses and other current assets	67	(2)
Security deposits	2	6
Other non-current assets	(26)	--
Accounts payable	176	(85)
Accrued expenses	(467)	(1,258)
Deferred revenue	102	69
Other liabilities	25	--
Net cash provided by (used in) operating activities	264	(124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(41)	(188)
Acquisition costs	--	(9)
Net cash used in investing activities	(41)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	31	64
Net cash provided by financing activities	31	64
Net increase (decrease) in cash and cash equivalents	254	(257)
Cash and cash equivalents at the beginning of the period	12,425	10,898
Cash and cash equivalents at the end of the period	$12,679	$10,641

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

LIVEPERSON, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)    SUMMARY OF OPERATIONS

LivePerson, Inc. (the "Company" or "LivePerson") was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson is a provider of software solutions for online communications. The Company’s hosted software enables companies to identify and engage customers. LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. The Company’s technology supports and manages all online interactions–chat, email and self-service/knowledgebase.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand name Timpani, which is conducted within one operating segment. The Company’s product development staff, help desk and online sales support are located in Israel.

(B)    UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2005, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2005, as amended on May 2, 2005.

(C)    REVENUE RECOGNITION

The Company charges a monthly fee, which varies by service and client usage. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. The Company also occasionally charges professional service fees related to additional training and business consulting and analysis.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized set-up fees due to client attrition of $0 and $2 in the three months ended March 31, 2005 and 2004, respectively.

The Company also sells certain of the LivePerson Timpani services directly via Internet download. These services are marketed as Timpani SB for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of Timpani SB may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. These sales typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal.

The Company records revenue based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service fees as services are provided. The Company’s service agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty. The Company recognizes professional service fees upon completion and customer acceptance of the professional service engagement.

(D)    STOCK-BASED COMPENSATION

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans."

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three months ended March 31, 2005 and 2004 would have decreased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

The Company determined after the end of the second quarter of 2004 that it had misapplied certain provisions of SFAS No. 123 when calculating the disclosure requirements for its stock-based employee compensation plan using a fair-value based method of accounting. The misapplication primarily related to the amortization period used when computing the pro forma compensation expense impact of issued stock options on net income (loss) and basic and diluted net income (loss) per common share. The restated pro forma amounts do not affect the Company’s reported results of operations for any period. The table below includes the restated pro forma amounts for the three months ended March 31, 2004.

	Three Months Ended March 31,
	2005	2004 (Restated)

Net income as reported	$304	$699
Deduct: Pro forma stock-based compensation cost	$(494)	$(300)
Pro forma net (loss) income	$(190)	$399
Basic net income (loss) per common share:
As reported	$0.01	$0.02
Pro forma	$(0.01)	$0.01
Diluted net income (loss) per common share:
As reported	$0.01	$0.02
Pro forma	$(0.01)	$0.01

The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2004, was $2.09 and $3.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 4.6%, respectively; and expected life of five years for all periods. During 2005 and 2004, the Company used a volatility factor of 90.0% and 160.0%, respectively.

The following table provides the restated pro forma amounts of originally reported March 31, 2004 pro forma disclosures. The Company has disclosed, and intends to continue to disclose in future filings, the restated amounts for such pro forma disclosures.

Three Months Ended March 31, 2004	Previously Disclosed in Original Report	Restated

Pro forma stock-based compensation cost	$(617)	$(300)
Pro forma net income	$82	$399
Pro forma basic net income per common share	$0.00	$0.01
Pro forma diluted net income per common share	$0.00	$0.01

(E)    BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share ("EPS")," and the guidance of SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income per common share for the three month period ended March 31, 2005 includes the effect of options to purchase 6,194,497 shares of common stock with a weighted average exercise price of $1.22 and warrants to purchase 127,802 shares of common stock with a weighted average exercise price of $0.69. Diluted net income per common share for the three month period ended March 31, 2004 includes the effect of options to purchase 5,208,025 shares of common stock with a weighted average exercise price of $1.07 and warrants to purchase 150,000 shares of common stock with a weighted average exercise price of $0.69.

(F)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. The Company expects to adopt the provisions of SFAS No. 123(R) as of January 1, 2006. The Company is still evaluating the impact that adopting SFAS No. 123(R) will have on its financial position, cash flows and results of operations, but the Company believes this change in accounting will have a material adverse effect on its reported results of operations. See Note 1(D) for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates an exception in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

(2)    BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	March 31, 2005	December 31, 2004
	(Unaudited)

Computer equipment and software	$1,734	$1,712
Furniture, equipment and building improvements	64	44
	1,798	1,756
Less accumulated depreciation	1,420	1,372
Total	$378	$384

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)

Payroll and related costs	$730	$1,102
Professional services and consulting fees	382	448
Sales commissions	40	90
Other	47	26
Total	$1,199	$1,666

(3)    ASSET ACQUISITIONS

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation ("Island Data"). The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. As of March 31, 2005, the Company paid approximately $370 in cash, and issued 370,894 shares of common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and will be amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $1,222 and $1,401 are included in "Assets - Intangibles, net" on the Company’s March 31, 2005 and December 31, 2004 balance sheets, respectively.

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition cost will be amortized ratably over a period of 24 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $264 and $320 are included in "Assets - Intangibles, net" on the Company’s March 31, 2005 and December 31, 2004 balance sheets, respectively.

(4)    INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2004, the Company had approximately $9,341 of federal net operating loss (“NOL”) carryforwards available to offset future taxable income. These NOL carryforwards expire in various years through 2023. Because a significant portion of the carryforwards is attributable to tax deductions related to the exercise of employee stock options in excess of amounts recognized for financial reporting purposes, the tax benefit must be allocated to Additional paid-in capital with the remainder reducing income tax expense. Accordingly, the Company recorded income tax expense of $164 with a corresponding increase in Additional paid-in capital of $152 during the three months ended March 31, 2005. No provision for income taxes was recorded in the three months ended March 31, 2004, because the Company had sufficient NOL carryforwards to offset taxable income.

The difference between the statutory federal income tax rate and the Company’s effective tax rate for the three months ended March 31, 2005, is principally due to the utilization of federal and state net operating loss carryforwards.

(5)    COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2005 and 2004 was approximately $157 and $116, respectively.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

LivePerson is a provider of software solutions for online communications. Our hosted software enables companies to identify and proactively engage the right customer, using the right communication channel, at the right time. LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages all online interactions-chat, email and self-service/knowledgebase-in a cost-effective and secure environment.

We charge a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. We also occasionally charge professional service fees related to additional training and business consulting and analysis.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized set-up fees due to client attrition of $0 and $2,000 in the three months ended March 31, 2005 and 2004, respectively.

We also sell certain of the LivePerson Timpani services directly via Internet download. These services are marketed as Timpani SB for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of Timpani SB may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. These sales typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

We record revenue based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service fees as services are provided. Our service agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty. We recognize professional service fees upon completion and customer acceptance of the professional service engagement.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2005 and 2004. One customer accounted for approximately 21% of accounts receivable at March 31, 2005. One customer accounted for approximately 10% of accounts receivable at December 31, 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. We expect to adopt the provisions of SFAS No. 123(R) as of January 1, 2006. We are still evaluating the impact that adopting SFAS No. 123(R) will have on our financial position, cash flows and results of operations, but we believe this change in accounting will have a material adverse effect on our reported results of operations. See Note 1(D), "Stock-based Compensation," to our unaudited interim condensed consolidated financial statements for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates an exception in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for us for nonmonetary asset exchanges occurring on or after January 1, 2006. We are still evaluating the impact that adopting SFAS No. 153 will have on our financial position, cash flows and results of operations.

OVERVIEW

LivePerson is a provider of software solutions for online communications. Our hosted software enables companies to identify and proactively engage the right customer, using the right communication channel, at the right time. We currently generate revenue from the sale of the LivePerson services under the brand name Timpani, our fully-integrated multi-channel communications platform that facilitates real-time sales, marketing and customer service. Our technology supports and manages all online interactions-chat, email and self-service/knowledgebase-in a cost-effective and secure environment.

We were incorporated in the State of Delaware in November 1995 and the initial LivePerson service was introduced in November 1998.

In July 2002, we acquired all of the existing customer contracts of NewChannel, Inc. and associated rights. The purchase price was based, in part, on projected revenue from each of the former NewChannel clients at the time of their successful conversion to the LivePerson software platform. The total acquisition costs were approximately $1.4 million. The total acquisition cost has been allocated to customer contracts and was amortized ratably over a period of 18 months, representing the then expected term of the client relationships. As of December 31, 2003, the total purchase had been completely amortized.

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. As of March 31, 2005, we paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $1.2 million and $1.4 million are included in "Assets - Intangibles, net" on our March 31, 2005 and December 31, 2004 balance sheets, respectively.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost will be amortized ratably over a period of 24 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $264,000 and $320,000 are included in "Assets - Intangibles, net" on our March 31, 2005 and December 31, 2004 balance sheets, respectively.

In February 2005, we corrected an assumption in the methodology for the calculation of weighted average shares outstanding used in diluted net income (loss) per common share, which affected the weighted average shares outstanding used in diluted net income per common share in all quarterly periods in 2004. These corrections had no impact on reported diluted net income per common share in these periods because of the convention of rounding earnings per share to the nearest penny.

REVENUE

Our clients pay us a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee for the three months ended March 31, 2005 and 2004 accounted for 96% and 96%, respectively, of total LivePerson services revenue. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have no termination date and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has generally ranged from one day to 30 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download.

We also sell certain of the LivePerson services directly via Internet download. These services are marketed as Timpani SB for small- and medium-sized businesses, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of Timpani SB may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. These sales typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service fees from the sale of Timpani SB during the month in which services are provided.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

OPERATING EXPENSES

Our cost of revenue has principally been associated with the LivePerson services and has consisted of:

s	compensation costs relating to employees who provide customer service to our clients;

s	compensation costs relating to our network support staff;

s	allocated occupancy costs and related overhead; and

s	the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software.

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

In the three months ended March 31, 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

Due to our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2005 and 2004 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue. Total revenue increased to $5.0 million in the three months ended March 31, 2005 from $4.1 million in the comparable period in 2004. This increase is primarily attributable to revenue from new clients, new sales to small business customers and the acquisition of the FaceTime customer contracts in July 2004. Revenue in the three months ended March 31, 2005 and 2004 included $0 and $2,000, respectively, of set-up fees due to client attrition. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $863,000 in the three months ended March 31, 2005 from $693,000 in the comparable period in 2004. This increase is attributable to costs related to additional account management personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $98,000 and increased spending for primary and backup server facilities of approximately $90,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $675,000 for the three months ended March 31, 2005 from $439,000 in the comparable period in 2004. This increase is attributable to costs related to additional product development personnel to support both the launch of a significant new release of the LivePerson services under the Timpani brand name in the amount of approximately $206,000 and, to a lesser extent, an increase in outsourced labor costs of approximately $17,000 related to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $1.5 million in the three months ended March 31, 2005 from $1.2 million in the comparable period in 2004. This increase is primarily attributable to increases in advertising and trade show expenses of approximately $131,000 related to our efforts to enhance our brand recognition and increase sales lead activity and, to a lesser extent, an increase in costs related to additional sales and marketing personnel of approximately $92,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased to $1.3 million in the three months ended March 31, 2005 from $921,000 in the comparable period in 2004. This increase is primarily attributable to an increase in accounting expenses related to the audit of our internal control over financial reporting in the amount of approximately $302,000 and, to a lesser extent, an increase in costs related to additional administrative personnel and related occupancy costs in the amount of approximately $110,000.

Amortization of Intangibles. Amortization expense was $235,000 in the three months ended March 31, 2005 and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data Corporation and FaceTime in December 2003 and July 2004, respectively. Amortization expense was $179,000 in the three months ended March 31, 2004 and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data Corporation in December 2003.

Other Income. Interest income was $43,000 and $12,000 for the three months ended March 31, 2005 and 2004, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities.

Net Income. We had net income of $304,000 in the three months ended March 31, 2005 compared to $699,000 for the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had approximately $12.7 million in cash and cash equivalents, an increase of $254,000 from December 31, 2004. This increase is primarily attributable to net cash provided by operating activities offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $264,000 for the three months ended March 31, 2005 and consisted primarily of net income and non-cash expenses related to the amortization of intangibles, partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash used in operating activities was $124,000 for the three months ended March 31, 2004 and consisted of net income and non-cash expenses related to the amortization of intangibles, non-cash compensation and depreciation offset by decreases in accrued expenses and accounts payable.

Net cash used in investing activities was $41,000 and $197,000 in the three months ended March 31, 2005 and 2004, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $31,000 and $64,000 for the three months ended March 31, 2005 and 2004, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of March 31, 2005, we had an accumulated deficit of approximately $103.6 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2005 and 2004 was approximately $157,000 and $116,000, respectively.

As of March 31, 2005, our principal commitments were approximately $1.4 million under various operating leases, of which approximately $502,000 is due in 2005. We do not currently expect that our principal commitments for the year ending December 31, 2005 will exceed $700,000 in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2005. Our contractual obligations at March 31, 2005 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,360	$502	$858	$—	$—
Total	$1,360	$502	$858	$—	$—

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $103.6 million as of March 31, 2005 and we may incur losses in the future.

Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $2.1 million in the year ended December 31, 2004 and $304,000 in the three months ended March 31, 2005. As of March 31, 2005, our accumulated deficit was approximately $103.6 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

Our quarterly revenue and operating results are subject to significant fluctuations, which may adversely affect the trading price of our common stock.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

s	market acceptance by companies doing business online of real-time sales, marketing and customer service solutions;

s	our clients’ business success;

s	our clients’ demand for our services;

s	our ability to attract and retain clients;

s	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

s	the introduction of new services by us or our competitors; and

s	changes in our pricing policies or the pricing policies of our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

s	economic conditions specific to the Internet, electronic commerce and online media; and

s	general economic and political conditions.

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

s	enhance the features and performance of the LivePerson services;

s	develop and offer new services that are valuable to companies doing business online and Internet users; and

s	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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

We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our larger current and potential competitors have:

s	longer operating histories;

s	greater brand recognition;

s	more diversified lines of products and services; and

s	significantly greater financial, marketing and other resources.

Some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

s	undertake more extensive marketing campaigns;

s	adopt more aggressive pricing policies; and

s	make more attractive offers to businesses to induce them to use their products or services.

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

The LivePerson services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

s	damage to our reputation;

s	lost sales;

s	delays in or loss of market acceptance of our products; and

s	unexpected expenses and diversion of resources to remedy errors.

Our clients may experience adverse business conditions that could adversely affect our business.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $30,000 to approximately $84,000 in the three months ended March 31, 2005, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2004, we increased our allowance for doubtful accounts by $30,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004.

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

We may be unable to attract, integrate or retain other highly qualified employees in the future. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected. Furthermore, the new requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company.

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

We believe our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options by issuing SFAS No. 123 (revised 2004), "Share-Based Payment." In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. We expect to adopt the provisions of SFAS No. 123(R) as of January 1, 2006. We believe this change in accounting will have a material adverse effect on our reported results of operations.

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

s	difficulties in integrating operations, technologies, products and personnel with LivePerson;

s
diversion of financial and management resources from efforts related to the LivePerson services or other then-existing operations; risks of entering new markets beyond providing real-time sales, marketing and customer service solutions for companies doing business online;

s	potential loss of either our existing key employees or key employees of any companies we acquire; and

s	our inability to generate sufficient revenue to offset acquisition or investment costs.

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

Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying the LivePerson services. It is possible that:

s	any issued patent or patents issued in the future may not be broad enough to protect our intellectual property rights;

s
any issued patent or any patents issued in the future could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from exploiting the inventions claimed in the patents;

s	current and future competitors may independently develop similar technologies, duplicate our services or design around any patents we may have; and

s
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

Our product development staff, help desk and online sales personnel are located in Israel. As of March 31, 2005, we had 33 full-time employees in Israel and as of December 31, 2004, we had 30 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002, 2003 and 2004 escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. The future of relations between the Palestinian Authority and Israel is uncertain, and the execution of Israel’s plan of a unilateral disengagement from Gaza and some parts of the West Bank may negatively affect the overall stability of the region. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

Risks Related to Our Industry

We are dependent on the continued use of the Internet as a medium for commerce.

We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet as a medium for commerce. Convincing our clients to offer real-time sales, marketing and customer service technology may be difficult.

The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

s	continued growth in the number of users;

s	concerns about transaction security;

s	continued development of the necessary technological infrastructure;

s	development of enabling technologies;

s	uncertain and increasing government regulation; and

s	the development of complementary services and products.

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

For example, the LivePerson services allow our clients to capture and save information about Internet users, possibly without their knowledge. Additionally, our service uses a tool, commonly referred to as a "cookie," to uniquely identify each of our clients’ Internet users. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could have a material adverse effect our business, results of operations and financial condition.

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

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 45.6% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations, in response to the following factors, some of which are beyond our control:

s	variations in our quarterly operating results;

s	changes in market valuations of publicly-traded companies in general and Internet and other technology companies in particular;

s	our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;

s	our failure to complete significant sales;

s	additions or departures of key personnel;

s	future sales of our common stock;

s	changes in financial estimates by securities analysts; and

s
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through March 31, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $30,000 to approximately $84,000 in the three months ended March 31, 2005, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2004, we increased our allowance for doubtful accounts by $30,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIVERPERSON, INC. (Registrant)

Date: May 10, 2005	By:	/s/ ROBERT P. LOCASCIO

Name: Robert P. LoCascio Title: Chief Executive Officer (duly authorized officer)

Date: May 10, 2005	By:	/s/ TIMOTHY E. BIXBY

Name: Timothy E. Bixby Title: President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002