Form 10-Q
period 2005-09-30
LIVEPERSON INC
filed 2005-11-09
CIK 1102993

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 2, 2005, there were 37,589,595 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2005
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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$12,425
Accounts receivable, net of allowances for doubtful accounts of $84 and $54 as of September 30, 2005 and December 31, 2004, respectively	1,482	1,641
Prepaid expenses and other current assets	567	475
Total current assets	17,291	14,541
Property and equipment, net	509	384
Intangibles, net	1,022	1,721
Security deposits	170	166
Other assets	404	338
Total assets	$19,396	$17,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158	$262
Accrued expenses	1,375	1,666
Deferred revenue	1,701	1,330
Total current liabilities	3,234	3,258
Other liabilities	404	338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2005 and December 31, 2004	–	–
Common stock, $.001 par value per share; 100,000,000 shares authorized, 37,589,595 shares issued and outstanding at September 30, 2005 and 37,380,732 shares issued and outstanding at December 31, 2004	38	37
Additional paid-in capital	118,249	117,440
Accumulated deficit	(102,529)	(103,923)
Total stockholders’ equity	15,758	13,554
Total liabilities and stockholders’ equity	$19,396	$17,150

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$5,724	$4,381	$15,960	$12,796
Operating expenses:
Cost of revenue	1,114	730	2,997	2,116
Product development expense	663	515	2,027	1,470
Sales and marketing expense	1,715	1,327	4,889	3,721
General and administrative expense	1,034	1,222	3,400	3,131
Amortization of intangibles	232	204	699	563
Total operating expenses	4,758	3,998	14,012	11,001
Income from operations	966	383	1,948	1,795
Other income:
Interest income	81	18	184	41
Total other income	81	18	184	41
Income before provision for income taxes	1,047	401	2,132	1,836
Provision for income taxes	358	25	738	58
Net income	$689	$376	$1,394	$1,778
Basic net income per common share	$0.02	$0.01	$0.04	$0.05
Diluted net income per common share	$0.02	$0.01	$0.04	$0.04
Weighted average shares outstanding used in basic net income per common share calculation	37,555,696	37,336,792	37,492,285	37,222,428
Weighted average shares outstanding used in diluted net income per common share calculation	39,839,001	39,294,832	39,528,089	39,535,593

SEE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,394	$1,778
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	--	187
Depreciation	115	172
Amortization of intangibles	699	563
Deferred income taxes	697	--
Provision for doubtful accounts, net	30	15

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	129	33
Prepaid expenses and other current assets	(92)	(200)
Security deposits	(4)	(8)
Accounts payable	(104)	168
Accrued expenses	(291)	(713)
Deferred revenue	371	(222)
Other assets and other liabilities, net	--	19
Net cash provided by operating activities	2,944	1,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(240)	(293)
Acquisition costs	--	(206)
Net cash used in investing activities	(240)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	113	96
Net cash provided by financing activities	113	96
Net increase in cash and cash equivalents	2,817	1,389
Cash and cash equivalents at the beginning of the period	12,425	10,898
Cash and cash equivalents at the end of the period	$15,242	$12,287

Supplemental Disclosures:
Cash paid during the period for:
Income taxes	$18	$51

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

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson is a provider of hosted software solutions for online communications. LivePerson’s fully-integrated multi-channel communications platform, Timpani, enables companies to monitor website traffic, to identify likely buyers based on online behavior and to proactively engage those visitors primarily via text-based chat. The Company’s technology supports and manages key online interaction channels—chat, email and self-service/knowledgebase.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand name Timpani, which is conducted within one operating segment. The Company’s product development staff, help desk and online sales support are located in Israel.

(B)	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2005, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2005 and 2004. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2004 has been derived from audited consolidated financial statements at that date.

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

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company recognized set-up fees due to client attrition of $0 and $1 in the three and nine months ended September 30, 2005, respectively, and $0 and $2 in the three and nine months ended September 30, 2004, respectively.

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

The Company records revenue based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service fees as services are provided. The Company’s service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. The Company recognizes professional service fees upon completion and customer acceptance of the professional service engagement.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and nine months ended September 30, 2005 and 2004 would have decreased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$689	$376	$1,394	$1,778
Deduct: Pro forma stock-based compensation cost	$(493)	$(304)	$(1,501)	$(943)
Pro forma net income (loss)	$196	$72	$(107)	$835
Basic net income (loss) per common share:
As reported	$0.02	$0.01	$0.04	$0.05
Pro forma	$0.01	$0.00	$(0.00)	$0.02
Diluted net income (loss) per common share:
As reported	$0.02	$0.01	$0.04	$0.04
Pro forma	$0.00	$0.00	$(0.00)	$0.02

The per share weighted average fair value of stock options granted during the three months ended September 30, 2005 and 2004, was $2.19 and $2.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of zero percent for all periods; risk-free interest rates of 4.6% and 4.6%, respectively; and expected life of five years for all periods. During 2005 and 2004, the Company used a volatility factor of 84.0% and 91.0%, respectively.

(E)	BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the guidance of SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income per common share for the three and nine month periods ended September 30, 2005 includes the effect of options to purchase 7,604,597 and 6,225,597 shares of common stock with a weighted average exercise price of $1.58 and $1.27, respectively, and warrants to purchase 127,802 shares of common stock with a weighted average exercise price of $0.69. Diluted net income per common share for the three and nine month periods ended September 30, 2005 does not include the effect of options to purchase 1,046,000 and 2,425,000 shares of common stock, respectively, or warrants to purchase 75,000 shares of common stock. Diluted net income per common share for the three and nine month periods ended September 30, 2004 includes the effect of options to purchase 5,349,650 and 5,702,150 shares of common stock with a weighted average exercise price of $1.06 and $1.20, respectively, and warrants to purchase 202,802 shares of common stock with a weighted average exercise price of $1.64. Diluted net income per common share for the three and nine month periods ended September 30, 2004 does not include the effect of options to purchase 1,296,500 and 944,000 shares of common stock, respectively.

(F)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. The Company expects to adopt the provisions of SFAS No. 123(R) as of January 1, 2006. The Company is still evaluating the impact that adopting SFAS No. 123(R) will have on its financial position, cash flows and results of operations, but the Company believes this change in accounting will have a material adverse effect on its reported results of operations. Based upon the current number of outstanding stock options, the Company expects that the impact of this accounting change will decrease net income per common share by approximately $0.05 for the fiscal year ended 2006. This figure may change based upon additional stock options grants, methodology refinement or other factors. See Note 1(D) for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

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

(2)	BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2005	December 31, 2004
	(Unaudited)

Computer equipment and software	$1,819	$1,712
Furniture, equipment and building improvements	177	44
	1,996	1,756
Less accumulated depreciation	1,487	1,372
Total	$509	$384

Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)

Payroll and related costs	$808	$1,102
Professional services and consulting fees	401	448
Sales commissions	97	90
Other	69	26
Total	$1,375	$1,666

(3)	ASSET ACQUISITIONS

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation (“Island Data”). The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. The Company paid approximately $370 in cash, and issued 370,894 shares of common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and will be amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $864 and $1,401 are included in “Assets - Intangibles, net” on the Company’s September 30, 2005 and December 31, 2004 balance sheets, respectively.

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition cost will be amortized ratably over a period of 24 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $158 and $320 are included in “Assets - Intangibles, net” on the Company’s September 30, 2005 and December 31, 2004 balance sheets, respectively.

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

As of December 31, 2004, the Company had approximately $9,341 of federal net operating loss (“NOL”) carryforwards available to offset future taxable income. These NOL carryforwards expire in various years through 2023. Because a significant portion of the carryforwards is attributable to tax deductions related to the exercise of employee stock options in excess of deductions recognized for financial reporting purposes, the tax benefit must be allocated to Additional paid-in capital with the remainder reducing income tax expense. Accordingly, the Company recorded income tax expense for the three and nine months ended September 30, 2005 of $358 and $738, respectively, with corresponding increases in Additional paid-in capital of $344 and $697, respectively. The difference between the amounts recorded as income tax expense and the increases in Additional paid-in capital are due to the impact of the federal alternative minimum tax. The Company recorded income tax expense of $25 and $58 in the three and nine months ended September 30, 2004, respectively, because it had sufficient NOL carryforwards to offset taxable income.

The difference between the statutory federal income tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2005 and 2004, is due principally to the release of the valuation allowance related to the utilization of federal and state net operating loss carryforwards.

(5)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2005 was approximately $173 and $483, respectively, and approximately $128 and $362 for the three and nine months ended September 30, 2004, respectively.

(6)	LEGAL MATTERS

In September 2005, the Company received written notification from a former employee alleging claims related to improper termination of employment. The Company believes the claims are without merit, and, in the event this matter proceeds further, the Company intends to vigorously defend against any such claims. The Company has not accrued for this contingency as of September 30, 2005, because the amount of loss, if any, cannot be reasonably estimated at this time.

The Company is not currently party to any legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

LivePerson is a provider of hosted software solutions for online communications. Our fully-integrated multi-channel communications platform, Timpani, enables companies to monitor website traffic, to identify likely buyers based on online behavior and to proactively engage those visitors primarily via text-based chat. Our technology supports and manages key online interaction channels - chat, email and self-service/knowledgebase.

We charge a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. We also occasionally charge professional service fees related to additional training and business consulting and analysis.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized set-up fees due to client attrition of $0 and $1,000 in the three and nine months ended September 30, 2005, respectively, and $0 and $2,000 in the three and nine months ended September 30, 2004, respectively.

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

We record revenue based upon a monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service fees as services are provided. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize professional service fees upon completion and customer acceptance of the professional service engagement.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2005 and 2004. One customer accounted for approximately 12% of accounts receivable at September 30, 2005. One customer accounted for approximately 10% of accounts receivable at December 31, 2004.

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

OVERVIEW

LivePerson is a provider of hosted software solutions for online communications. Our fully-integrated multi-channel communications platform, Timpani, enables companies to monitor website traffic, to identify likely buyers based on online behavior and to proactively engage those visitors primarily via text-based chat. Our technology supports and manages key online interaction channels - chat, email and self-service/knowledgebase.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. We paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which will be amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and will be amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $864,000 and $1.4 million are included in “Assets - Intangibles, net” on our September 30, 2005 and December 31, 2004 balance sheets, respectively.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost will be amortized ratably over a period of 24 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $158,000 and $320,000 are included in “Assets - Intangibles, net” on our September 30, 2005 and December 31, 2004 balance sheets, respectively.

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

REVENUE

Our clients pay us a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee accounted for 95% and 95% of total LivePerson services revenue for the three and nine months ended September 30, 2005, respectively, and 97% and 96% of total LivePerson services revenue for the three and nine months ended September 30, 2004, respectively. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has recently ranged from 30 days to 60 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download.

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

In the nine months ended September 30, 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

RESULTS OF OPERATIONS

Due to our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2005 and 2004 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue. Total revenue increased to $5.7 million and $16.0 million in the three and nine months ended September 30, 2005, respectively, from $4.4 million and $12.8 million in the comparable periods in 2004. This increase is primarily attributable to revenue from new clients of approximately $1.2 million and $2.8 million, respectively.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased to $1.1 million and $3.0 million in the three and nine months ended September 30, 2005, respectively, from $730,000 and $2.1 million in the comparable periods in 2004. This increase is attributable to increased spending for primary and backup server facilities of approximately $117,000 and $361,000, respectively, and to costs related to additional account management personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $187,000 and $386,000, respectively. As a result, the gross margin in both periods of 2005 decreased as compared to the comparable periods in 2004. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel. Product development costs increased to $663,000 and $2.0 million for the three and nine months ended September 30, 2005, respectively, from $515,000 and $1.5 million in the comparable periods in 2004. This increase is primarily attributable to costs related to additional product development personnel to support both the launch of a significant new release of the LivePerson services under the Timpani brand name and to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising and public relations expenses. Sales and marketing expenses increased to $1.7 million and $4.9 million in the three and nine months ended September 30, 2005, respectively, from $1.3 million and $3.7 million in the comparable periods in 2004. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $302,000 and $566,000, respectively, and to a lesser extent, an increase in advertising and trade show expenses of approximately $312,000 in the nine months ended September 30, 2005 related to our efforts to enhance our brand recognition and increase sales lead activity. A significant portion of this increase is driven by our recent move to increase our internal marketing resources and external market presence, through an increased focus on public relations and press activity, trade show participation and promotional and advertising efforts designed to increase the inbound sales lead flow to our direct sales force.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses decreased to $1.0 million in the three months ended September 30, 2005 from $1.2 million in the comparable period in 2004. This decrease is primarily attributable to a decrease in legal expenses of approximately $299,000 due to the settlement of a previously disclosed legal matter in 2004. General and administrative expenses increased to $3.4 million in the nine months ended September 30, 2005 from $3.1 million in the comparable period in 2004. This increase is primarily attributable to an increase in costs related to additional administrative personnel and related occupancy costs in the amount of approximately $436,000 partially offset by a decrease in accounting fees related to an audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act in the amount of approximately $349,000. This decrease is due to higher costs related to documentation of our processes in 2004, the initial year of implementation, which required minimal changes in 2005.

Amortization of Intangibles. Amortization expense was $232,000 and $699,000 in the three and nine months ended September 30, 2005, respectively, and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data Corporation and FaceTime in December 2003 and July 2004, respectively. Amortization expense was $204,000 and $563,000 in the three and nine months ended September 30, 2004, respectively, and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data Corporation and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $81,000 and $184,000 in the three and nine months ended September 30, 2005, respectively, and $18,000 and $41,000 in the comparable periods in 2004 and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates.

Provision for Income Taxes. Income tax expense was $358,000 and $738,000 in the three and nine months ended September 30, 2005, respectively, and $25,000 and $58,000 in the comparable periods in 2004. This increase is due primarily to the fact that a significant portion of the remaining federal net operating loss carryforwards available to offset 2005 taxable income are attributable to tax deductions related to the exercise of employee stock options in excess of deductions recognized for financial reporting purposes.

Net Income. We had net income of $689,000 and $1.4 million in the three and nine months ended September 30, 2005, respectively, compared to $376,000 and $1.8 million for the comparable periods in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had approximately $15.2 million in cash and cash equivalents, an increase of $2.8 million from December 31, 2004. This increase is primarily attributable to net cash provided by operating activities offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2005 and consisted primarily of net income and non-cash expenses related to the amortization of intangibles and an increase in deferred income taxes, partially offset by decreases in accrued expenses and accounts payable. Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2004 and consisted of net income and non-cash expenses related to the amortization of intangibles, non-cash compensation and depreciation offset by decreases in accrued expenses and deferred revenue and an increase in prepaid expenses.

Net cash used in investing activities was $240,000 in the nine months ended September 30, 2005 and was due primarily to the purchase of fixed assets. Net cash used in investing activities was $499,000 in the nine months ended September 30, 2004 and was due primarily to the purchase of fixed assets and the acquisition of the FaceTime customer contracts in July 2004.

Net cash provided by financing activities was $113,000 and $96,000 for the nine months ended September 30, 2005 and 2004, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of September 30, 2005, we had an accumulated deficit of approximately $102.5 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2005 was approximately $173,000 and $483,000, respectively, and approximately $128,000 and $362,000 for the three and nine months ended September 30, 2004, respectively.

As of September 30, 2005, our principal commitments were approximately $1.2 million under various operating leases, of which approximately $165,000 is due in 2005. We do not currently expect that our principal commitments for the year ending December 31, 2005 will exceed $500,000 in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2005. Our contractual obligations at September 30, 2005 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,171	$165	$1,006	$—	$—
Total	$1,171	$165	$1,006	$—	$—

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $102.5 million as of September 30, 2005 and we may incur losses in the future.

Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded a net loss of $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $2.1 million in the year ended December 31, 2004 and $1.4 million in the nine months ended September 30, 2005. As of September 30, 2005, our accumulated deficit was approximately $102.5 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

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

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We also face competition from three customer service software providers, InstantService, Proficient Systems and RightNow Technologies, which offer hosted solutions. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

We also face potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology companies, including Aspect Communications, Avaya, Genesys Telecommunications Laboratories, IBM and Microsoft, may also leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications.

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

Our LivePerson services agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate these services agreements, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees from the LivePerson services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small amount of services sold in initial orders, we depend on sales to new clients and sales of additional services to our existing clients.

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

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. We increased our allowance for doubtful accounts by $30,000 to approximately $84,000 in the nine months ended September 30, 2005, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2004, we increased our allowance for doubtful accounts by $30,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004.

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

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options by issuing SFAS No. 123 (revised 2004), “Share-Based Payment.” In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. We expect to adopt the provisions of SFAS No. 123(R) as of January 1, 2006. We believe this change in accounting will have a material adverse effect on our reported results of operations. Based upon the current number of outstanding stock options, we expect that the impact of this accounting change will decrease net income per common share by approximately $0.05 for the fiscal year ended 2006. This figure may change based upon additional stock options grants, methodology refinement or other factors.

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

Our product development staff, help desk and online sales personnel are located in Israel. As of September 30, 2005, we had 37 full-time employees in Israel and as of December 31, 2004, we had 30 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002, 2003 and 2004 escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. The future of relations between the Palestinian Authority and Israel is uncertain, and the execution of Israel’s plan of a unilateral disengagement from Gaza and some parts of the West Bank may negatively affect the overall stability of the region. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 45.5% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Currency Rate Fluctuations

Through September 30, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts by $30,000 to approximately $84,000 in the nine months ended September 30, 2005, principally due to an increase in accounts receivable as a result of increased sales. During the year ended December 31, 2004, we increased our allowance for doubtful accounts by $30,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2005, we received written notification from a former employee alleging claims related to improper termination of employment. We believe the claims are without merit, and, in the event this matter proceeds further, we intend to vigorously defend against any such claims. We have not accrued for this contingency as of September 30, 2005, because the amount of loss, if any, cannot be reasonably estimated at this time.

We are not currently party to any legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

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

LIVEPERSON, INC.

Date: November 9, 2005	By:	/s/ ROBERT P. LOCASCIO

Name: Robert P. LoCascio Title: Chief Executive Officer (duly authorized officer)

Date: November 9, 2005	By:	/s/ TIMOTHY E. BIXBY

Name: Timothy E. Bixby Title: President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002