Form 10-K
period 2005-12-31
LIVEPERSON INC
filed 2006-03-15
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).    Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $92,859,819 (computed by reference to the last reported sale price on the Nasdaq SmallCap Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 7, 2006, 38,472,480 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2005 ANNUAL REPORT ON FORM 10-K

-i-

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN ITEM 1A., “RISK FACTORS.”

PART I

ITEM 1. BUSINESS

Overview

LivePerson, Inc. is a provider of online conversion solutions. Our hosted software enables companies to identify and proactively engage online visitors—increasing sales, satisfaction and loyalty while reducing service costs.

LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions—via chat, email and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, LivePerson maximizes the business impact of the online channel.

Bridging the gap between visitor traffic and successful online conversions, our solutions deliver immediate and tangible return on investment by enabling clients to:

•	Maximize revenue opportunities, improve online conversion rates and reduce abandonment rates

•	Increase customer satisfaction, retention and loyalty

•	Deepen relationships and reinforce customer advocacy

•	Acquire and retain customers across multiple online channels

•	Reduce operating costs and increase productivity

More than 4,000 clients, including EarthLink, Hewlett-Packard, Microsoft, Qwest and Verizon, have implemented our products and solutions to maximize the return on their marketing and e-commerce investments.

As an application service provider (ASP), LivePerson provides solutions on a hosted basis, which offers benefits including low up-front costs; fast implementation; low total cost of ownership (TCO); scalability; cost predictability and relatively effortless upgrades. Fully hosted and maintained by LivePerson, our modular applications can be implemented with little or no client investment in server infrastructure or IT resources.

LivePerson was incorporated in the State of Delaware in November 1995, and the LivePerson service was initially introduced in November 1998.

Market Opportunity

Fueled by the growing number of online shoppers and increasing consumer adoption of high-speed Internet access, U.S. online retail sales are expected to grow at a 14% compound annual growth rate for the next five years—from $172 billion in 2005 to $329 billion in 2010, according to a Forrester Research report published in December 2005. Forrester also projected that a total of 55 million U.S. households will shop online by 2010, and e-commerce as a portion of all retail sales is expected to nearly double to a 13% share by 2010.

After more than 10 years of rapid development, online retail commerce has evolved into a mainstream channel, complementing brick-and-mortar retailing. According to Forrester, a key trend currently driving e-commerce is a desire on the part of consumers for greater personalization of experiences and products.

With increasing consumer adoption of high-speed Internet access, the Internet is becoming a ubiquitous influence in the day-to-day lives of consumers, and marketers have responded by shifting advertising online. Search engine marketing is expected to push online ad spending to $26 billion in 2010. However, the industry average for conversion rates—the percentage of visitors that buy or take a desired action online—is less than 3%. An October 2005 Forrester Research trend report revealed that shopping cart abandonment is rampant, well over 50%.

Customer interaction quality, in both a pre- and post-sales environment, has become a vital differentiator in this commoditized environment, and the largest increase in customer interactions is projected to come from the Web and email. After interviewing executives from 176 large North American companies about their customer experience practices for a January 2005 report, Forrester Research found that 96% of these firms anticipate an increase in online interactions, 78% of which expect the increase in volume to be significant.

By providing a suite of engagement methods—chat, marketing and selling tools, self-service/knowledgebase and email management—combined with channel-matching technology, rules-based intelligence, routing and reporting mechanisms, LivePerson facilitates contextual and personalized online interactions. Our solutions enable businesses to proactively engage and connect with a targeted subset of online visitors, directly influencing consumer buying behavior and improving conversion rates. Promoting the resolution of service issues in an effective and cost-efficient manner, LivePerson’s products and solutions also promote first contact resolution and transform service interactions into sales opportunities.

The LivePerson Strategy

Our objective is to strengthen our current position as a provider of online conversion solutions. Continuing to develop and refine our engagement marketing platform, which supports real-time sales, marketing and customer service, will enable us to enhance our status and recognition in the marketplace. The key elements of our strategy include:

Strengthening our Position in Target Markets and Growing our Recurring Revenue Base. We intend to extend our market position by significantly increasing our installed client base. We plan to continue to focus primarily on the financial services, retail, telecommunications, computer software/hardware and travel/leisure industries, as well as the small and midsize business (SMB) sector, as our key target markets. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing clients by collaborating with them to optimize our added value and effectiveness. Broadening our client base will enable us to continue to expand our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales, marketing and customer service solutions.

Increasing the Value of our Service to our Clients. We strive to continuously add new features and functionality to our live interaction and engagement platform. Because we manage the server infrastructure, we can make new features available immediately to our clients without client or end-user installation of software or hardware. We currently offer a suite of reporting, analysis and administrative tools as part of our overall suite of services. We will continue to develop more comprehensive tools for appropriate sectors of our client base, while adding further interactive capabilities. In addition to furthering research and development investments to extend our value proposition across additional communication channels, including outbound and inbound email, we are evaluating innovative methods to bridge the gap between the online and phone channels. We also intend to continue to enhance our ability to capture, analyze and report on the significant amount of online activity data collected on behalf of our clients to further our clients’ online strategies. We will also continue to refine additional service offerings that will provide value to our clients, such as more robust consulting and advisory services that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to reinforce our value proposition to clients and increase their reliance on these benefits, which we believe will result in additional revenue from both new and existing clients over time.

Continuing to Build Strong Brand Recognition. As a pioneer in online communications and conversion solutions, LivePerson enjoys strong brand recognition and credibility. By strategically targeting decision makers and influencers within key vertical markets, our goal is to generate increased awareness and demand for our broad range of online sales, marketing and service tools. In addition, we have developed relationships with the media and analyst community to reinforce our position and status within the industry. Our brand name is also highly visible to both business users and consumers. When a visitor engages in a text-based chat on a Web site that offers LivePerson’s real-time technology, our brand name is usually displayed on the LivePerson dialogue window. We believe that this high-visibility placement will create even greater brand awareness and increased demand for LivePerson’s solutions.

Maintaining our Technological Leadership Position. We focus on the development of tightly integrated software design and network architecture that is both reliable and scalable. We continue to devote significant resources to technological innovation. Specifically, we plan to continue to expand the features and functionality of our existing services, develop broader applications for our services and create new products and services that will benefit our expanding client base. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in the real-time customer service industry. We continuously monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

Evaluating Strategic Alliances and Acquisitions where Appropriate. We continue to seek opportunities to form strategic alliances with or to acquire other companies that can accelerate our growth or broaden our product offerings. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, online customer service applications to SMBs. In July 2002, we acquired the customer contracts and associated rights of NewChannel, Inc., a provider of proactive online sales services. In December 2003, we acquired certain identifiable assets of Island Data Corporation, a provider of knowledgebase services to large corporate clients. In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc., a provider of real-time communications solutions.

We have no commitments with respect to any strategic alliances or acquisitions, and we are not currently engaged in any material negotiations with respect to these opportunities.

Expanding our International Presence. We have translated the user interface for LivePerson services into eighteen languages, including Dutch, French, German, Italian, Portuguese, Spanish and Swedish. To strengthen our expansion initiatives in Western Europe, we have established a sales, marketing and client support presence—as well as a local hosting capability—in the United Kingdom. We are evaluating strategies to pursue further international expansion in both Europe and the Asia/Pacific region.

Products and Services

LivePerson’s suite of products support and manage all online customer interactions—chat, email and self-service/knowledgebase—from a single, unified agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a relevant, timely, personalized and seamless customer experience. In addition to product offerings, LivePerson provides professional services to support the complete deployment of our enterprise solutions.

Timpani Sales and Marketing

Timpani Sales and Marketing combines online site traffic monitoring software with a sophisticated rules engine to enable LivePerson clients to proactively engage Web site visitors. The product enables clients to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. The intelligent and proactive solution identifies Web site visitors—who demonstrate the highest propensity to buy—and engages them, in real time, with relevant content and offers, subtly steering them toward online outcomes desired by our clients.

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

•
Timpani Self-Service. Timpani Self-Service delivers relevant and immediate answers to Web site visitors searching for information while optimizing the user experience and lowering support costs. The sophisticated knowledgebase learns dynamically and automatically updates based on visitor searches and behavior. It also allows issues that require further attention to be escalated to other communication channels, such as live chat, email or telephone.

LivePerson Pro

LivePerson Pro enables SMBs to increase online sales and improve customer service with live chat. This economical solution supplies both real-time monitoring tools, which are used to determine the effectiveness of online marketing campaigns and to identify visitors who are responding, and geo-location, which facilitates cross-sell/up-sell opportunities and prevents fraud.

LivePerson Contact Center

LivePerson Contact Center enables SMBs to improve agent productivity, lower service costs and increase customer satisfaction. Developed for SMBs, the solution manages all communications—live chat, email, self-service and telephone logs—from an easy-to-use, all-in-one platform.

Professional Services

LivePerson’s Professional Services team uses a comprehensive, customer-focused methodology to develop high-quality solutions, which in turn deliver a significant competitive advantage to our enterprise clients. Dedicated members of the Professional Services team work hand-in-hand with client teams to analyze online Web processes, develop an optimal deployment strategy, train contact center agents and implement ongoing performance management systems to deliver desired business results.

As part of these value-added professional services offerings, we recently launched the LivePerson Center of Excellence (CoE). In addition to establishing a central repository for critical assets—including intellectual capital, knowledge, deployment methodology, training materials and industry vertical best practices—the CoE streamlines application rollout, accelerates implementation and creates a scalable, replicable production environment to improve the performance of online sales and service initiatives.

Clients

Our client base includes Fortune 1000 companies, dedicated Internet businesses and a broad range of online merchants. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on the financial services, retail, telecommunications, computer software/hardware and travel/leisure industries, as well as the SMB sector, as our key target markets.

The following is a representative list of clients among those generating at least $100,000 in revenue during 2005:

Ameritrade	EarthLink	NETELLER
AT&T	eLuxury.com	Overstock.com
Bank of America	FXCM (Forex Capital Markets)	QVC
Bell Canada	Hewlett-Packard	Qwest
Bell South	Intel	Rackspace
Citibank Home Equity	Kaplan Education	SunTrust Bank
Computer Associates	Maersk	VeriSign
Digital Insight	Microsoft	Verizon

Sales and Marketing

Sales

We sell our products and services by leveraging a common methodology through both direct and indirect sales channels:

•
Direct Sales. Our sales process focuses on how our solutions and domain expertise deliver financial and operational value that support our clients’ strategic initiatives. The Timpani Sales and Marketing value proposition is targeted to business executives whose primary responsibility is to maximize online customer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value. The value proposition for Timpani Contact Center appeals to professionals who hold top- and bottom-line responsibility for customer service and technical support functions within their organization. Timpani Contact Center enables these organizations to provide effective customer service using the online channel while deflecting costly phone calls and shifting service interactions to more cost efficient channels. Whether we typically engage with individuals or teams responsible for online sales or service, LivePerson’s Timpani platform supports any organization with a company-wide strategic initiative to improve the overall online customer experience.

Our sales methodology begins with in-depth research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective client. We then present an analytical review detailing how our solutions and industry expertise can impact these value drivers and metrics. If necessary, we then implement a Proof of Concept (POC) engagement, typically lasting 90 days, to validate solution capabilities and prove financial return on investment (ROI). Finally, we transition to an account management program that ensures ongoing client success.

•
Indirect Sales. During the second half of 2005, we invested in the development of an indirect sales channel to develop revenue-generating programs through original equipment manufacturer (OEM), channel and partner relationships. By maximizing market coverage via partners who provide complementary products and services, this channel will increase LivePerson’s revenue opportunities and accelerate market penetration without incurring the traditional costs associated with direct sales.

Client Support

Our Professional Services group provides deployment support to enterprise clients and maintains involvement throughout the account lifecycle. All LivePerson clients have access to 24/7 help desk services, while larger clients are assigned account managers for ongoing support and process improvement.

Marketing

Our marketing efforts are organized around the needs, trends and characteristics of our existing and prospective client base. Our deep relationship with existing clients fosters continuous feedback, thereby allowing us to develop and refine marketing programs for specific industry segments. We market our products and services to executives with profit and loss (P&L) responsibility for the online sales channel and customer service operations with a focus on the financial services, retail, telecommunications, computer software/hardware and travel/leisure industries, as well as SMBs. Our integrated marketing strategy includes lead generation campaigns to reach potential and existing clients using mediums such as online initiatives, advertising, direct mail, and industry- and category-specific tradeshows and events.

Our marketing strategy also encompasses public relations programs. As a result of relationships developed with the media and analyst community, we gain press and editorial coverage. Other initiatives include securing speaking opportunities and byline articles featuring key executives, which helps raise the company profile and reinforce our position as an industry leader.

Competition

The market for online sales, marketing and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Relatively few substantial barriers to entry in this market exist, but include the ability to design and build scalable software, develop and maintain strong ongoing client relationships with clients of all sizes and, with respect to outsourced solution providers, the ability to design, build and manage a scalable network infrastructure.

LivePerson competes directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces significant competition from online interaction solution providers, including RightNow Technologies, Instant Service and Proficient Systems, all of which offer hosted applications. While the online conversion market that Timpani Sales and Marketing addresses is fragmented, LivePerson faces potential competition from Web analytics and online marketing service providers such as WebSideStory and SSPS. The most significant barriers to entry in this market are knowledge of:

•	Online consumer purchasing habits

•	Methodologies to correctly engage customers

•	Metrics proving return on investment

•	Technology innovation opportunities

LivePerson also faces potential competition from larger enterprise software companies such as Oracle. In addition, established technology companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications.

Finally, LivePerson competes with clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

LivePerson believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. As compared to LivePerson, some of our larger current and potential competitors have:

•	Longer operating histories

•	Greater brand recognition

•	More diversified lines of products and services

•	Significantly greater financial, marketing and research and development resources

Some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

•	Undertake more extensive marketing campaigns

•	Adopt more aggressive pricing policies

•	Make more attractive offers to businesses to induce them to use their products or services

Technology

Three key technological features distinguish the LivePerson services:

•
Our clients are supported by a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully secured third-party server center in the Eastern United States and are supported by a backup server facility located in the Southwestern United States. In Europe, our primary servers are hosted in a fully secured third-party server center in London and are supported by a backup server facility located in the Greater London area.

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

Software Design. Our software design is based on client-server architecture. As an application service provider, our clients install only the LivePerson software client (Windows or Java-based) on their operators’ workstations. Visitors to our clients’ Web sites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our clients’ operators or to use the LivePerson services.

Our software design is also based on open standards. These standard protocols facilitate integration with our clients’ legacy and third-party systems, and include:

•	Java

•	XML (Extensible Mark-up Language)

•	HTML (Hypertext Mark-up Language)

•	SQL (Structured Query Language)

•	HTTP (Hypertext Transfer Protocol)

Network Architecture. The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a third-party server center with redundant network connections, servers and other infrastructure, ensuring minimal downtime. Our backup server infrastructure housed at a remote location provides each primary hosting facility with effective disaster recovery capability. For increased security, we use advanced firewall architecture and industry encryption standards. We also enable our clients to further encrypt their sensitive data using industry standard encryption algorithms.

Government Regulation

We are subject to federal, state and local regulation, and laws of jurisdictions outside of the United States, including laws and regulations applicable to computer software and access to or commerce over the Internet. Due to the increasing use of the Internet and various online services, it is likely that new laws and regulations will be adopted with respect to the Internet or online services related to issues including user privacy, freedom of expression, pricing, content, quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Intellectual Property and Proprietary Rights

We rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property, to the extent that protection is sought or secured at all. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants, clients, potential clients and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

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

Employees

As of March 1, 2006, we had 111 full-time employees. None of our employees are covered by collective bargaining agreements. We believe our relations with our employees are good.

Web Site Access to Reports

We make available, free of charge, on our Web site (www.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $101.4 million as of December 31, 2005 and we may incur losses in the future.

Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses of $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $2.1 million for the year ended December 31, 2004 and $2.5 million for the year ended December 31, 2005. As of December 31, 2005, our accumulated deficit was approximately $101.4 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

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

The market for online sales, marketing and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Relatively few substantial barriers to entry in this market exist, but include the ability to design and build scalable software, develop and maintain strong ongoing client relationships with clients of all sizes and, with respect to outsourced solution providers, the ability to design, build and manage a scalable network infrastructure. Established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user’s request.

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including RightNow Technologies, Instant Service and Proficient Systems, all of which offer hosted applications. While the online conversion market that Timpani Sales and Marketing addresses is fragmented, we face potential competition from Web analytics and online marketing service providers such as WebSideStory and SSPS. The most significant barriers to entry in this market are knowledge of:

•	Online consumer purchasing habits

•	Methodologies to correctly engage customers

•	Metrics proving return on investment

•	Technology innovation opportunities

Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

We also face potential competition from larger enterprise software companies such as Oracle. In addition, established technology companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications.

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

We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our larger current and potential competitors have:

•	longer operating histories;

•	greater brand recognition;

•	more diversified lines of products and services; and

•	significantly greater financial, marketing and research and development resources.

Some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make more attractive offers to businesses to induce them to use their products or services.

Any delay in the general market acceptance of the real-time sales, marketing and customer service solution business model would likely harm our competitive position. Delays would allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

In addition, we rely on two third-party Web hosting service providers for Internet connectivity and network infrastructure hosting, security and maintenance. These providers have, in the past, experienced problems that have resulted in slower than normal response times and interruptions in service. If we are unable to continue utilizing the services of our existing Web hosting providers or if our Web hosting services experience interruptions or delays, it is possible that our business could be harmed.

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

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. During 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005. During 2004, we increased our allowance for doubtful accounts by $30,000 to approximately $94,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004.

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

For example, in December 2004, the FASB announced its decision to require companies to expense employee stock options by issuing SFAS No. 123 (revised 2004), “Share-Based Payment.” In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123(R) as of January 1, 2006. We believe this change in accounting will have a material adverse effect on our reported results of operations. Based upon the current number of outstanding stock options, we expect that the impact of this accounting change will decrease net income per common share by approximately $0.05 for the fiscal year ended 2006. This figure may change based upon additional stock options grants, methodology refinement or other factors.

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

In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, we have recently established a sales, marketing and client support presence in the United Kingdom in support of expansion efforts into Western Europe. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

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

Our product development staff, help desk and online sales personnel are located in Israel. As of December 31, 2005, we had 51 full-time employees in Israel and as of December 31, 2004, we had 30 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Further, since September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and serious violence has ensued, the peace process between the parties has stagnated, and Israel’s relationship with several Arab countries has been adversely affected. Moreover, hostilities during 2002, 2003 and 2004 escalated significantly, with increased attacks in Israel and an armed conflict between Israel and the Palestinians in the West Bank and Gaza. Efforts to resolve the conflict have failed to result in an agreeable solution. The future of relations between the Palestinian Authority and Israel is uncertain, and the execution of Israel’s plan of a unilateral disengagement from Gaza and some parts of the West Bank may negatively affect the overall stability of the region. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 43.1% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 13,000 square feet at our headquarters location in New York City, through October 2007.

Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Raanana, Israel of approximately 6,000 square feet, under leases expiring in July 2006. We expect to be able to extend these leases on terms comparable to the existing arrangements.

ITEM 3. LEGAL PROCEEDINGS

In September 2005, we received written notification from a former employee alleging claims related to improper termination of employment. We believe the claims are without merit, and, in the event this matter proceeds further, we intend to vigorously defend against any such claims. We have not accrued for this contingency as of December 31, 2005, because the amount of loss, if any, cannot be reasonably estimated at this time.

We are not currently party to any legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ending December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the Nasdaq Capital Market (known as the Nasdaq SmallCap Market until September 27, 2005) under the symbol LPSN. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the range of high and low bid information (in dollars per share) of our common stock as quoted on the Nasdaq Capital Market / SmallCap Market:

	High	Low
Year ended December 31, 2004:
First Quarter	$6.13	$3.52
Second Quarter	$6.23	$2.98
Third Quarter	$3.78	$2.07
Fourth Quarter	$3.55	$1.87

Year ended December 31, 2005:
First Quarter	$3.23	$2.29
Second Quarter	$3.30	$2.24
Third Quarter	$4.10	$2.83
Fourth Quarter	$5.71	$3.79

HOLDERS

As of March 3, 2006, there were approximately 148 holders of record of our common stock.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We issued 3,632 shares of Common Stock on November 10, 2005 upon the exercise of a warrant, in consideration of the termination of the right to purchase an additional 7,618 shares of Common Stock, pursuant to the warrant’s net exercise provision. The warrant was exercised by a former employee of Genesis Select Corp., a firm that provides investor relations services to us, after Genesis Select had assigned the warrant that we issued it in May 2004 to certain of its employees. The issuances were made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our securities during any month within the quarter ended December 31, 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2003, 2002 and 2001 and the related statements of operations for the years ended December 31, 2002 and 2001 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$22,277	$17,392	$12,023	$8,234	$7,806

Operating expenses:
Cost of revenue	4,297	2,888	2,028	1,604	6,547
Product development	2,699	2,000	1,641	1,283	3,328
Sales and marketing	6,975	5,183	3,555	2,177	5,465
General and administrative	4,458	4,456	3,610	3,176	6,369
Amortization of goodwill and intangibles	931	792	1,014	357	2,975
Non-cash compensation credit related to restructuring, net	—	—	—	—	(1,720)
Restructuring and impairment charges	—	—	1,024	1,186	12,740
Total operating expenses	19,360	15,319	12,872	9,783	35,704

Income (loss) from operations	2,917	2,073	(849)	(1,549)	(27,898)

Other income (expense):
Other income (expense)	—	—	(8)	—	109
Interest income	300	77	41	126	538
Interest expense	—	—	—	(10)	(10)
Total other income, net	300	77	33	116	637

Income (loss) before cumulative effect of accounting change	3,217	2,150	(816)	(1,433)	(27,261)
Cumulative effect of accounting change (1)	—	—	—	(5,338)	—
Income (loss) before provision for income taxes	3,217	2,150	(816)	(6,771)	(27,261)
Provision for income taxes	675	58	—	—	—
Net income (loss) attributable to common stockholders	$2,542	2,092	$(816)	$(6,771)	$(27,261)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.07	0.06	$(0.02)	$(0.04)	$(0.80)
Cumulative effect of accounting change	—	—	—	(0.16)	—
Net income (loss)	$0.07	0.06	$(0.02)	$(0.20)	$(0.80)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.06	0.05	$(0.02)	$(0.04)	$(0.80)
Cumulative effect of accounting change	—	—	—	(0.16)	—
Net income (loss)	$0.06	0.05	$(0.02)	$(0.20)	$(0.80)

Weighted average shares outstanding used in basic net income (loss) per common share calculation	37,557,722	37,263,378	34,854,802	34,028,702	33,987,895

Weighted average shares outstanding used in diluted net income (loss) per common share calculation	39,885,328	39,680,304	34,854,802	34,028,702	33,987,895
(1) Cumulative effect of accounting change relates to the impairment of the carrying value of goodwill.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,117	$12,425	$10,898	$8,004	$10,136
Working capital	15,668	11,283	8,486	6,137	7,878
Total assets	21,426	17,150	13,537	10,837	17,627
Total stockholders’ equity	17,213	13,554	9,336	7,888	14,271

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

LivePerson is a provider of online conversion solutions. Our hosted software enables companies to identify and proactively engage online visitors—increasing sales, satisfaction and loyalty while reducing service costs.

LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions—via chat, email and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, LivePerson maximizes the business impact of the online channel.

We charge a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. We also occasionally charge professional service fees related to additional training and business consulting and analysis.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We recognized set-up fees due to client attrition of $1,000, $2,000 and $0 in 2005, 2004 and 2003, respectively.

We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for SMBs, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. These sales typically have no set-up fee, because we do not provide the customer with training and administrative costs are minimal.

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

Accounts Receivable

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2005, 2004 and 2003. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2005. One customer accounted for approximately 10% of accounts receivable at December 31, 2004.

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

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for our instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For these mandatorily redeemable financial instruments, SFAS No. 150 was effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We do not have any financial instruments that are within the scope of SFAS No. 150; therefore the issuance of SFAS No. 150 did not have an impact on our financial position, cash flows or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. We will adopt the provisions of SFAS No. 123(R) as of January 1, 2006. We are still evaluating the impact that adopting SFAS No. 123(R) will have on our financial position, cash flows and results of operations, but we believe this change in accounting will have a material adverse effect on our reported results of operations. Based upon the current number of outstanding stock options, we expect that the impact of this accounting change will decrease net income per common share by approximately $0.05 for the fiscal year ending December 31, 2006. This figure may change based upon additional stock options grants, methodology refinement or other factors. See Note 1(l), “Stock-based Compensation,” of our consolidated financial statements for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for us for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position, cash flows or results of operations.

In May 2005, the FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is part of FASB’s stated goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an alternative transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Overview

LivePerson is a provider of online conversion solutions. Our hosted software enables companies to identify and proactively engage online visitors—increasing sales, satisfaction and loyalty while reducing service costs.

LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions—via chat, email and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, LivePerson maximizes the business impact of the online channel.

We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. We paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which is being amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and is being amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $685,000 and $1.4 million are included in “Assets - Intangibles, net” on our December 31, 2005 and December 31, 2004 balance sheets, respectively.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost is being amortized ratably over a period of 24 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $105,000 and $320,000 are included in “Assets - Intangibles, net” on our December 31, 2005 and December 31, 2004 balance sheets, respectively.

Revenue

Our clients pay us a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. As a result of recognizing set-up fees in this manner, combined with the fact that a small proportion of our clients are charged a set-up fee, revenue attributable to our monthly service fee accounted for 95%, 96%, and 98% of total LivePerson services revenue for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, because we typically do not charge a set-up fee for sales generated via Internet download, we expect the set-up fee to continue to represent a small percentage of total revenue. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has recently ranged from 30 to 90 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download.

We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for SMBs, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. These sales typically have no set-up fee, because we do not provide the customer with training, and administrative costs are minimal. We recognize monthly service fees from the sale of LivePerson Pro and LivePerson Contact Center during the month in which services are provided.

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

During 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005. During 2004, we increased our allowance for doubtful accounts by $30,000 to approximately $94,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2005, 2004 and 2003 consist of:

	2005	2004	2003
	(in thousands)

December 2002 warrant granted for investor relations services (discussed below)	$—	$—	$298
Acceleration of deferred compensation charges related to certain employee terminations	—	—	45
May 2004 warrant granted for investor relations services (discussed below)	—	246	—
Total	$—	$246	$343

In December 2002, we issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the purchase price may be paid by canceling a portion of the warrant. As of December 31, 2005, the warrant was fully vested and remained outstanding to purchase up to 124,500 shares of common stock. We recorded non-cash compensation expense of $298,000 related to this warrant during 2003.

In May 2004, we issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. Some or all of the purchase price may be paid by canceling a portion of the warrant. As of December 31, 2005, the warrant was fully vested and remained outstanding to purchase 63,750 shares of common stock. We recorded non-cash compensation expense of $246,000 related to this warrant during 2004.

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

Results of Operations

Due to our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our 2005, 2004 and 2003 operating results with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Revenue. Total revenue increased by 28% to $22.3 million for the year ended December 31, 2005, from $17.4 million for the year ended December 31, 2004. This increase is primarily attributable to revenue from new clients of approximately $3.9 million as well as increased revenue from existing clients of approximately $0.5 million and an increase in professional services revenue of approximately $0.4 million.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 49% to $4.3 million in 2005, from $2.9 million in 2004. This increase is attributable to costs related to additional account management personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $662,000 and to increased spending for primary and backup server facilities of approximately $498,000. As a result, our gross margin in 2005 decreased as compared to 2004. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 35% to $2.7 million in 2005, from $2.0 million in 2004. This increase is primarily attributable to an increase in the number of LivePerson product development personnel, at a cost of approximately $489,000, to support both the launch of a significant new release of the LivePerson services under the Timpani brand name and to the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 35% to $7.0 million in 2005, from $5.2 million in 2004. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $1.0 million, and to a lesser extent, an increase in advertising and trade show expenses of approximately $321,000 related to our efforts to enhance our brand recognition and increase sales lead activity. A significant portion of this increase is driven by our recent move to increase our internal marketing resources and external market presence, through an increased focus on public relations and press activity, trade show participation and promotional and advertising efforts designed to increase the inbound sales lead flow to our direct sales force.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses, at $4.5 million, remained flat in 2005 compared to 2004. In 2005, personnel and related costs increased approximately $281,000 and accounting fees increased approximately $227,000 due primarily to an increase in accounting expenses related to the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act. Legal fees decreased in 2005 by approximately $480,000 due primarily to the settlement of a previously disclosed legal matter in 2004.

Amortization of Intangibles. Amortization expense was $931,000 and $792,000 in the years ended December 31, 2005 and 2004, respectively, and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $300,000 and $77,000 in 2005 and 2004, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates.

Provision for Income Taxes. Income tax expense was $675,000 and $58,000 in 2005 and 2004, respectively. This increase is primarily attributable to the fact that our federal net operating loss carryforward available for 2005 is related to the exercise of employee stock options. Accordingly, the resulting tax benefit was recorded as an increase in Additional paid-in capital and not as a reduction in income tax expense.

Net Income (Loss). We had net income of $2.5 million in 2005 compared to net income of $2.1 million in 2004.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

Revenue. Total revenue increased by 45% to $17.4 million for the year ended December 31, 2004, from $12.0 million for the year ended December 31, 2003. This increase is primarily attributable to increased revenue from existing clients, the addition of new clients and, to a lesser extent, to our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively. Revenue in 2004 and 2003 included the recognition of set-up fees due to client attrition of $2,000 and $0, respectively. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the client.

Cost of Revenue. Cost of revenue increased by 42% to $2.9 million in 2004, from $2.0 million in 2003. This increase is attributable to an increase in the number of account management personnel to support both increased client activity as well as activity driven by our acquisition of certain identifiable assets of Island Data in December 2003, increased spending for backup server facilities, increased usage from existing clients, the addition of new clients and, to a lesser extent, to the acquisition of certain identifiable assets of FaceTime in July 2004.

Product Development. Product development costs increased by 22% to $2.0 million in 2004, from $1.6 million in 2003. This increase is attributable to an increase in the number of LivePerson product development personnel to support both the launch of a significant new release of the LivePerson services under the Timpani brand name and, to a lesser extent, an increase in outsourced labor costs related to the continuing development of our product line.

Sales and Marketing. Sales and marketing expenses increased by 46% to $5.2 million in 2004, from $3.6 million in 2003. This increase is primarily attributable to an increase in sales and marketing personnel as a result of the expansion of our sales force, and, to a lesser extent, to an increase in online advertising and marketing expenses related to our efforts to enhance our brand recognition and increase sales lead activity.

General and Administrative. General and administrative expenses increased by 23% to $4.5 million in 2004, from $3.6 million in 2003. This increase is primarily related to the settlement of a previously disclosed legal matter and increases in legal expenses, accounting expenses and recruitment costs related to the expansion of our sales force, as well as an increase in compensation and related expenses, partially offset by a decrease in non-cash compensation expense.

Amortization of Intangibles. Amortization expense was $792,000 in the year ended December 31, 2004 and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively. Amortization expense was $1.0 million in the year ended December 31, 2003 and relates to acquisition costs recorded as a result of our acquisition of the NewChannel customer contracts and associated rights in July 2002.

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

Other Income. Interest income was $77,000 and $41,000 in 2004 and 2003, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999, and to a lesser extent, to cash provided by operating activities. Other expense was $0 and $8,000 in 2004 and 2003, respectively, and was related to the write-off of our accumulated other comprehensive loss in connection with the closing of our then-existing operations in the United Kingdom.

Net Income (Loss). We had net income of $2.1 million in 2004 compared to a net loss of $816,000 in 2003. The net loss for 2003 includes the additional restructuring charge of approximately $1.0 million recorded in the second quarter of 2003 described above under “Restructuring Charge.”

Liquidity And Capital Resources

As of December 31, 2005, we had $17.1 million in cash and cash equivalents, an increase of $4.7 million from December 31, 2004. This increase is primarily attributable to net cash provided by operating activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $4.6 million in the year ended December 31, 2005 and consisted of net income and non-cash expenses related to the amortization of intangibles, depreciation and income taxes partially offset by increases in accounts receivable and prepaid expenses. Net cash provided operating activities was $2.1 million in the year ended December 31, 2004 and consisted of net income and non-cash expenses related to the amortization of intangibles, non-cash compensation and depreciation offset by a decrease in accrued expenses, and increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $362,000 in the year ended December 31, 2005 and was due to the purchase of fixed assets. Net cash used in investing activities was $662,000 in the year ended December 31, 2004 and was due to the acquisition of the FaceTime customer contracts in July 2004 and the purchase of fixed assets.

Net cash provided by financing activities was $451,000 in the year ended December 31, 2005 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $122,000 in the year ended December 31, 2004 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2005, we had an accumulated deficit of approximately $101.4 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2005 and 2004 was approximately $658,000 and $502,000, respectively.

As of December 31, 2005, our principal commitments were approximately $1.2 million under various operating leases, of which approximately $679,000 is due in 2006. We do not currently expect that our principal commitments for the year ending December 31, 2006 will exceed $1.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2006. Our contractual obligations at December 31, 2005 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,225	$679	$546	$—	$—
Total	$1,225	$679	$546	$—	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through December 31, 2005, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005. During 2004, we increased our allowance for doubtful accounts by $30,000 to approximately $94,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $40,000 of previously reserved accounts, leaving a net allowance of $54,000 at December 31, 2004.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LivePerson, Inc.

We have audited the accompanying consolidated balance sheet of LivePerson, Inc. and subsidiaries ("LivePerson, Inc.") as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LivePerson, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LivePerson, Inc.:

We have audited the accompanying consolidated balance sheet of LivePerson, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 16, 2005

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$17,117	$12,425
Accounts receivable, less allowance for doubtful accounts of $67 and $54, in 2005 and 2004, respectively	1,727	1,641
Prepaid expenses and other current assets	591	475
Total current assets	19,435	14,541
Property and equipment, net	575	384
Intangibles, net	790	1,721
Security deposits	180	166
Other assets	446	338
Total assets	$21,426	$17,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346	$262
Accrued expenses	1,803	1,666
Deferred revenue	1,618	1,330
Total current liabilities	3,767	3,258
Other liabilities	446	338

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 37,979,271 shares issued and outstanding at December 31, 2005; 37,380,732 shares issued and outstanding at December 31, 2004	38	37
Additional paid-in capital	118,556	117,440
Accumulated deficit	(101,381)	(103,923)
Total stockholders’ equity	17,213	13,554
Total liabilities and stockholders’ equity	$21,426	$17,150

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$22,277	$17,392	$12,023

Operating expenses:
Cost of revenue	4,297	2,888	2,028
Product development	2,699	2,000	1,641
Sales and marketing	6,975	5,183	3,555
General and administrative	4,458	4,456	3,610
Amortization of intangibles	931	792	1,014
Restructuring and impairment charges	—	—	1,024
Total operating expenses	19,360	15,319	12,872
Income (loss) from operations	2,917	2,073	(849)

Other income (expense):
Other expense	—	—	(8)
Interest income	300	77	41
Total other income, net	300	77	33
Income (loss) before provision for income taxes	3,217	2,150	(816)
Provision for income taxes	675	58	—
Net income (loss)	2,542	2,092	(816)
Basic net income (loss) per common share	$0.07	$0.06	$(0.02)
Diluted net income (loss) per common share	$0.06	$0.05	$(0.02)

Weighted average shares outstanding used in basic net income (loss) per common share calculation	37,557,722	37,263,378	34,854,802

Weighted average shares outstanding used in diluted net income (loss) per common share calculation	39,885,328	39,680,304	34,854,802

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Deferred	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Compensation	Deficit	(loss)	Total
Balance at December 31, 2002	34,060,881	$34	$113,061	$—	$(105,199)	$(8)	$7,888
Issuance of common stock upon exercise of stock options and warrants	2,755,534	2	1,911	—	—	—	1,913
Deferred stock based compensation	—	—	298	(298)	—	—	—
Acceleration of employee stock options	—	—	45	—	—	—	45
Amortization of deferred compensation	—	—	—	298	—	—	298
Net loss	—	—	—	—	(816)	—	(816)
Other comprehensive loss	—	—	—	—	—	8	8
Comprehensive loss							(808)
Balance at December 31, 2003	36,816,415	36	115,315	—	(106,015)	—	9,336
Issuance of common stock upon exercise of stock options and warrants	193,423	—	122	—	—	—	122
Issuance of common stock related to asset acquisition	370,894	1	1,749	—	—	—	1,750
Deferred stock based compensation	—	—	246	(246)	—	—	—
Amortization of deferred compensation	—	—	—	246	—	—	246
Tax benefit from exercise of employee stock options	—	—	8	—	—	—	8
Net income	—	—	—	—	2,092	—	2,092
Balance at December 31, 2004	37,380,732	37	117,440	—	(103,923)	—	13,554
Issuance of common stock upon exercise of stock options and warrants	598,539	1	450	—	—	—	451
Tax benefit from exercise of employee stock options	—	—	666	—	—	—	666
Net income	—	—	—	—	2,542	—	2,542
Balance at December 31, 2005	37,979,271	$38	$118,556	$—	$(101,381)	$—	$17,213

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,542	$2,092	$(816)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense, net	—	246	343
Depreciation	171	217	321
Amortization of intangibles	931	792	1,014
Provision for doubtful accounts, net	30	30	15
Deferred income taxes	666	8	—

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(116)	(432)	(648)
Prepaid expenses and other current assets	(116)	(157)	(19)
Security deposits	(14)	(37)	(5)
Other assets and liabilities	—	19	—
Accounts payable	84	146	(21)
Accrued expenses	137	(911)	454
Deferred revenue	288	54	476
Net cash provided by operating activities	4,603	2,067	1,114

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(362)	(260)	(67)
Acquisition of Island Data customer contracts	—	(8)	(75)
Acquisition of FaceTime customer contracts	—	(394)	—
Net cash used in investing activities	(362)	(662)	(142)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the exercise of options and warrants	451	122	1,914
Net cash provided by financing activities	451	122	1,914
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	8
Net increase in cash and cash equivalents	4,692	1,527	2,894
Cash and cash equivalents at the beginning of the year	12,425	10,898	8,004
Cash and cash equivalents at the end of the year	$17,117	$12,425	$10,898

Supplemental disclosures:
Cash paid during the year for Income taxes:	18	88	—

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2005, 3,632 shares of common stock were issued in connection with the cashless exercise of warrants.

During the year ended December 31, 2004, 22,198 shares of common stock were issued in connection with the cashless exercise of warrants.

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

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson is a provider of online conversion solutions. The Company’s hosted software enables companies to identify and proactively engage online visitors—increasing sales, satisfaction and loyalty while reducing service costs.

The Company’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Its technology supports and manages key online interactions—via chat, email and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, the Company maximizes the business impact of the online channel.

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

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2005, 2004 and 2003 was $171, $217, and $321, respectively, and was recorded in Cost of revenue and General and administrative expense for each year.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(f)	Impairment of Long-Lived Assets

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

(g)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

(h)	Revenue Recognition

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

The Company recognized set-up fees due to client attrition of $1, $2, and $0 in 2005, 2004 and 2003, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company also sells certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for SMBs, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. These sales typically have no set-up fee, because the Company does not provide the customer with training and administrative costs are minimal.

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

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $1,223, $902, and $208 for the years ended December 31, 2005, 2004 and 2003, respectively.

(k)	Financial Instruments and Concentration of Credit Risk

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2005 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2005, 2004 or 2003. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2005. One customer accounted for approximately 10% of accounts receivable at December 31, 2004.

(l)	Stock-based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortizes deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense has been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for 2005 and 2004 would have decreased and the net loss attributable to common stockholders for 2003 would have increased to the pro forma amounts presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The Company determined after the end of the second quarter of 2004 that it had misapplied certain provisions of SFAS No. 123 when calculating the disclosure requirements for its stock-based employee compensation plan using a fair-value based method of accounting. The misapplication primarily related to the amortization period used when computing the pro forma compensation expense impact of issued stock options on net income (loss) and basic and diluted net income (loss) per common share. The previously restated pro forma amounts do not affect our reported results of operations for any period. The table below includes the previously restated pro forma amounts for 2003.

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$2,542	$2,092	$(816)
Add: Stock-based compensation expense included in net income (loss) as reported	—	—	45
Deduct: Pro forma stock-based compensation cost	(2,055)	(1,308)	(945)
Pro forma net income (loss)	$487	$784	$(1,716)

Basic net income (loss) per common share:
As reported	$0.07	$0.06	$(0.02)
Pro forma	$0.01	$0.02	$(0.05)

Diluted net income (loss) per common share:
As reported	$0.06	$0.05	$(0.02)
Pro forma	$0.01	$0.02	$(0.05)

The per share weighted average fair value of stock options granted during 2005, 2004 and 2003, was $2.25, $2.04 and $1.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: dividend yield of zero percent for all years; risk-free interest rates of 4.3%, 4.6% and 4.1%, respectively; and expected life of five years for all years. During 2005, 2004 and 2003, the Company used a volatility factor of 82%, 89% and 146%, respectively.

(m)	Basic and Diluted Net Income (Loss) Per Share

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the guidance of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income (loss) attributable to common stockholders. The Company has included 17,339 shares of common stock in the calculation of basic and diluted net income (loss) attributable to common stockholders from October 2000 which relate to certain options that were originally issued by HumanClick Ltd. for nominal consideration and subsequently assumed by the Company in connection with its acquisition of HumanClick in October 2000. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share presented is equal to basic net loss per share since all common stock equivalents are anti-dilutive for the year ended December 31, 2003.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Diluted net income per common share for the year ended December 31, 2005 includes the effect of options to purchase 7,255,292 shares of common stock with a weighted average exercise price of $1.51 and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the year ended December 31, 2005 does not include the effect of options to purchase 1,044,761 shares of common stock. Diluted net income per common share for the year ended December 31, 2004 includes the effect of options to purchase 6,491,025 shares of common stock with a weighted average exercise price of $1.30 and warrants to purchase 202,802 shares of common stock with a weighted average exercise price of $1.65. Diluted net income per common share for the year ended December 31, 2004 does not include the effect of options to purchase 895,250 shares of common stock. Diluted net loss per common share for the year ended December 31, 2003 does not include the effects of options to purchase 4,816,500 shares of common stock and warrants to purchase 150,000 shares of common stock as the effect of their inclusion is anti-dilutive during the period.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2005	2004	2003
Basic	37,557,722	37,263,378	34,854,802
Effect of assumed exercised options	2,327,606	2,416,926	—
Diluted	39,885,328	39,680,304	34,854,802

(n)	Segment Reporting

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. The Company’s revenue has been earned primarily from customers in the United States. The Company's foreign long-lived assets are insignificant for all periods presented.

(o)	Comprehensive Income (loss)

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
(In thousands, except share and per share data)

(p)	Computer Software

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999 and capitalized $1,047 as of December 31, 2005 and $929 as of December 31, 2004.

(q)	Intangible Assets

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

Intangible assets are stated net of accumulated amortization of $1,723 and $792 as of December 31, 2005 and 2004, respectively. Intangible assets relate to the acquisition of certain identifiable assets of FaceTime in July 2004 and the acquisition of the Island Data customer contracts in 2003, and are being amortized over the expected period of benefit of 24 months and 36 months, respectively (see Note 2).

(r)	Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability.

(s)	Product Development Costs

The Company accounts for product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2005, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(t)	Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company had no translation adjustment for the years ended December 31, 2005 and 2004. The translation adjustment for the year ended December 31, 2003 is related to a dormant subsidiary. The functional currency of our wholly-owned Israeli subsidiary is the U.S. dollar.

(u)	Restructuring Activities

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

(v)	Recently Issued Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. In April 2005, the SEC announced a new rule that delays the implementation of SFAS No. 123(R) until the fiscal year that begins after June 15, 2005. The Company will adopt the provisions of SFAS No. 123(R) as of January 1, 2006. The Company is still evaluating the impact that adopting SFAS No. 123(R) will have on its financial position, cash flows and results of operations, but the Company believes this change in accounting will have a material adverse effect on its reported results of operations. Based upon the current number of outstanding stock options, the Company expects that the impact of this accounting change will decrease net income per common share by approximately $0.05 for the fiscal year ended 2006. This figure may change based upon additional stock options grants, methodology refinement or other factors. See Note 1(l) for pro forma disclosure assuming a fair value based method of accounting for stock-based awards.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position, cash flows or results of operations.

In May 2005, the FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is part of FASB’s stated goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which provides an alternative transition method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

(w)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, prepaid expenses, security deposits, other assets, accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(x)	Intangible Assets

Amortization of intangible assets is summarized as follows:

Acquired Intangible Assets

	As of December 31, 2005
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Certain identifiable assets of Island Data	$2,119	3.0 years	$1,434
Certain identifiable assets of FaceTime	394	2.0 years	289
Total	$2,513		$1,723

	As of December 31, 2004
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Certain identifiable assets of Island Data	$2,119	3.0 years	$717
Certain identifiable assets of FaceTime	394	2.0 years	75
Total	$2,513		$792

Aggregate amortization expense for intangible assets was $931 and $792 for the years ended December 31, 2005 and 2004, respectively. Estimated amortization expense for the next five years is: $790 in 2006, $0 in 2007, $0 in 2008, $0 in 2009 and $0 in 2010.

(2)	Asset Acquisitions

Island Data

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. The Company paid approximately $370 in cash, and issued 370,894 shares of its common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which is being amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and is being amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $685 and $1,401 are included in “Assets - Intangibles, net” on The Company’s December 31, 2005 and 2004 balance sheets, respectively.

FaceTime

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition cost is being amortized ratably over a period of 24 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $105 and $320 are included in “Assets - Intangibles, net” on the Company’s December 31, 2005 and 2004 balance sheets, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(3)	Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2005	2004
Computer equipment and software	$1,936	$1,712
Furniture, equipment and building improvements	182	44
	2,118	1,756
Less accumulated depreciation	1,543	1,372
Total	$575	$384

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004

Payroll and related costs	$1,182	$1,102
Professional services and consulting fees	461	448
Sales commissions	99	90
Other	61	26
Total	$1,803	$1,666

(4)	Capitalization

In December 2002, the Company issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the purchase price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $298 related to this warrant during 2003. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company values the warrant at each balance sheet date using a Black-Scholes pricing model as of each balance sheet date. Had the warrant been accounted for with the method established by SFAS No. 123, the Company’s pro forma net loss would not have been materially different. During the year ended December 31, 2004, the Company issued an aggregate of 22,198 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 3,302 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2005, the warrant was fully vested and remained outstanding to purchase up to 124,500 shares of common stock.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In May 2004, the Company issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. The warrant expires in May 2009. Some or all of the purchase price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $246 related to this warrant during 2004. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18. Had the warrant been accounted for with the method established by SFAS No. 123, the Company’s pro forma net income would not have been materially different. During the year ended December 31, 2005, the Company issued an aggregate of 3,632 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 7,618 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2005, the warrant was fully vested and remained outstanding to purchase up to 63,750 shares of common stock.

(5)	Stock Options and Employee Stock Purchase Plan

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2005, approximately 11,758,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2005). On the first trading day in January 2006, approximately 1,139,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the Employee Stock Purchase Plan, 0 and 4,000 shares were issued in 2002 and 2001, respectively. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2005, approximately 1,170,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2005). On the first trading day in January 2006, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	7,828,334	$1.23
Options granted	590,000	$1.85
Options exercised	(2,478,624)	$0.77
Options cancelled	(216,710)	$2.05
Options outstanding at December 31, 2003	5,723,000	$1.46
Options granted	2,090,000	$2.80
Options exercised	(171,225)	$0.71
Options cancelled	(255,500)	$2.25
Options outstanding at December 31, 2004	7,386,275	$1.83
Options granted	2,178,000	$3.19
Options exercised	(603,277)	$0.78
Options cancelled	(660,945)	$3.20
Options outstanding at December 31, 2005	8,300,053	$2.16
Options exercisable at December 31, 2003	2,672,447	$2.21
Options exercisable at December 31, 2004	3,710,795	$1.79
Options exercisable at December 31, 2005	4,472,803	$1.72

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The net non-cash compensation amounts for the years ended December 31, 2005, 2004 and 2003 consist of:

	2005	2004	2003
December 2002 warrant granted for investor relations services	$—	$—	$298
Acceleration of deferred compensation charges related to certain employee terminations	—	—	45
May 2004 warrant granted for investor relations services	—	246	—
Total	$—	$246	$343

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00-$1.00	3,202,270	6.05	$0.58	2,640,520	$0.55
$1.01-$2.00	1,171,283	6.44	1.93	761,283	1.94
$2.01-$5.00	3,517,375	8.42	3.14	715,625	3.24
$5.01-$11.00	409,125	4.29	6.68	355,375	6.87
	8,300,053		$2.16	4,472,803	$1.72

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00-$1.00	3,708,836	7.04	$0.57	2,188,356	$0.53
$1.01-$2.00	1,556,689	7.72	1.93	706,689	1.92
$2.01-$5.00	1,558,625	8.15	3.06	457,375	3.49
$5.01-$11.00	562,125	6.46	6.46	358,375	7.05
	7,386,275		$1.83	3,710,795	$1.79

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00-$1.00	4,008,311	7.88	$0.58	1,248,851	$0.55
$1.01-$2.00	700,189	5.00	1.88	660,002	1.93
$2.01-$5.00	637,375	7.08	3.29	415,875	3.58
$5.01-$11.00	377,125	6.36	6.96	347,719	7.05
	5,723,000		1.46	2,672,447	$2.21

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(6)	Restructuring and Impairment Charges

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

The balance of the accrued restructuring charges as of December 31, 2003 is as follows:

	Balance as of January 1, 2003	Provision for the year ended December 31, 2003	Net (utilization) reversals during the year ended December 31, 2003	Balance as of December 31, 2003

Contract terminations (a)	$615	$1,024	$(1,639)	$—
Total	$615	$1,024	$(1,639)	$—

(a)
In the second quarter of 2003, the Company recorded an additional restructuring charge of approximately $1,024 related to its 2001 restructuring initiatives. This charge reflected the amount of the judgment in a previously disclosed arbitration proceeding in excess of the $350 provision initially provided for in connection with the Company’s original restructuring plan in 2001.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(7)	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period

For the year ended December 31, 2005 Allowance for doubtful accounts	$54	$30	$(17)	$67
For the year ended December 31, 2004 Allowance for doubtful accounts	$64	$30	$(40)	$54
For the year ended December 31, 2003 Allowance for doubtful accounts	$70	$15	$(21)	$64

(8)	Income Taxes

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. The Company completed its previously disclosed Section 382 analysis during 2004 and determined that an ownership change had occurred as of December 7, 2001. As a result, there is a material limitation on the Company’s use of its federal NOL carryforwards. As of December 31, 2005 and 2004, the Company had approximately $7,955 and $9,341, respectively, of federal NOL carryforwards available to offset future taxable income after considering the Section 382 limitation. Because certain deductions may be taken during the five year recognition period following the date of the ownership change, additional limitations may apply. These carryforwards expire in various years through 2023.

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000 prior to the expiration of the NOL carryforwards in 2023. If the entire deferred tax asset at December 31, 2005 is realized, approximately $2,687 will be allocated to Additional paid-in capital with the remainder reducing income tax expense. Based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2005. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets. Management will continue to assess the valuation allowance. To the extent it is determined that a valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

Income taxes relating to the Company’s operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Current incomes taxes:
U.S. Federal	$675	$58	$—
State and local	—	—	—
Foreign	—	—	—
Total current income taxes	$675	$58	$—

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$3,500	$4,017
Accounts payable and accrued expenses	90	13
Deferred revenue	—	396
Non-cash compensation	2,059	2,012
Goodwill and intangibles amortization	3,431	3,585
Allowance for doubtful accounts	30	23
Other	76	58
Gross deferred tax assets	9,186	10,104
Less: valuation allowance	(9,163)	(10,030)
Net deferred tax assets	23	74

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(23)	(74)
Gross deferred tax liabilities	(23)	(74)
Net deferred taxes	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective tax rate is principally due to the release of the valuation allowance related to the utilization of federal and state net operating loss carryforwards generated as a result of the Company incurring net operating losses for which no tax benefit was recorded for the years ending December 31, 2005 and December 31, 2004, respectively. Because a portion of the federal and state net operating losses are related to the exercise of employee stock options, the resulting tax benefit is recorded as an increase in Additional paid-in capital and not a reduction in income tax expense for the year ended December 31, 2005.

(9)	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ending December 31, 2005, 2004 and 2003 was approximately $658, $502 and $430, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

In October 2004, the Company modified the existing lease for its principal executive offices in New York City. The modification included the extension of the term of the current lease to October 2007 as well as the addition of new space.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2006	$679
2007	474
2008	72
Thereafter	—
Total minimum lease payments	$1,225

(10)	Legal Matters

In September 2005, the Company received written notification from a former employee alleging claims related to improper termination of employment. The Company believes the claims are without merit, and, in the event this matter proceeds further, the Company intends to vigorously defend against any such claims. The Company has not accrued for this contingency as of December 31, 2005, because the amount of loss, if any, cannot be reasonably estimated at this time.

The Company is not currently party to any legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

(11)	Unaudited Supplementary Financial Information - Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2005. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Revenue	$6,316	$5,724	$5,283	$4,954	$4,596	$4,381	$4,342	$4,073

Operating expenses:
Cost of revenue	1,300	1,114	1,019	863	771	730	694	693
Product development	672	663	688	675	530	515	516	439
Sales and marketing	2,086	1,715	1,690	1,485	1,462	1,327	1,240	1,154
General and administrative	1,058	1,034	1,096	1,271	1,325	1,222	988	921
Amortization of intangibles	232	232	232	235	230	204	179	179

Total operating expenses	5,348	4,758	4,725	4,529	4,318	3,998	3,617	3,386

Income from operations	968	966	558	425	278	383	725	687

Other income (expense), net:
Interest income	117	81	59	43	36	18	11	12
Total other income, net	117	81	59	43	36	18	11	12

Income before (benefit from) provision for income taxes	1,085	1,047	617	468	314	401	736	699
(Benefit from) provision for income taxes	(63)	358	216	164	—	25	33	—
Net income	$1,148	$689	$401	$304	$314	$376	$703	$699
Basic net income per common share	$0.03	$0.02	$0.01	$0.01	$0.01	$0.01	$0.02	$0.02
Diluted net income per common share	$0.03	$0.02	$0.01	$0.01	$0.01	$0.01	$0.02	$0.02
Weighted average shares outstanding used in basic net income per common share calculation	37,750,875	37,555,696	37,487,015	37,433,446	37,370,093	37,336,792	37,318,804	37,010,432
Weighted average shares outstanding used in diluted net income per common share calculation	40,616,738	39,839,001	39,400,983	39,448,922	39,410,072	39,294,832	39,590,800	39,385,526

The Company’s provision for income taxes decreased by $443 in the last quarter of 2005. This decrease was due to a reduction in the Company’s effective rate in the fourth quarter of 2005 as the result of a change in accounting method for income tax purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in that firm’s report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LivePerson, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that LivePerson, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 10, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference from sections captioned “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Documents” from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the sections captioned “Executive Compensation and Other Information” and “Director Compensation” from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference from the section captioned “Ownership of Securities” from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (c)
Equity compensation plans approved by stockholders (1)	8,363,803	$2.16	4,564,330
Equity compensation plans not approved by stockholders (2)	124,500	$0.69	—
Total	8,488,303	$2.14	4,564,330

(1)	Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan, as amended and restated, and the Employee Stock Purchase Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the section captioned “Ratification of Independent Registered Public Accounting Firm” from the definitive proxy statement for our 2006 Annual Meeting of Stockholders, to be filed not later than April 28, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.

Incorporated by reference to the index of consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

None.

3.	Exhibits.

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

LIVEPERSON, INC.

By:	/s/ ROBERT P. LOCASCIO

Name: Robert P. LoCascio Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2006.

Signature	Title(s)

/s/ ROBERT P. LOCASCIO	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(principal executive officer)

/s/ TIMOTHY E. BIXBY	President, Chief Financial Officer, Secretary and Director
Timothy E. Bixby	(principal financial and accounting officer)

/s/ STEVEN BERNS	Director
Steven Berns

/s/ EMMANUEL GILL	Director
Emmanuel Gill

/s/ KEVIN C. LAVAN	Director
Kevin C. Lavan

/s/ WILLIAM G. WESEMANN	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description
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
10.2.1
Modification to Employment Agreement between LivePerson, Inc. and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)*

10.3
Amended and Restated 2000 Stock Incentive Plan, amended as of April 21, 2005 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed August 8, 2005)*

10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*
21.1	Subsidiaries (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
23.1	Consent of BDO Seidman, LLP
23.2	Consent of KPMG LLP
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement