Form 10-Q
period 2006-03-31
LIVEPERSON INC
filed 2006-05-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 0-30141

LIVEPERSON, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

462 SEVENTH AVENUE NEW YORK, NEW YORK	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 609-4200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes No

As of May 5, 2006, there were 38,879,018 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2006
FORM 10-Q

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN PART II, ITEM 1A, “RISK FACTORS.”

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$19,121	$17,117
Accounts receivable, net of allowances for doubtful accounts of $67 and $67 as of March 31, 2006 and December 31, 2005, respectively	1,816	1,727
Prepaid expenses and other current assets	553	591
Deferred tax assets	221	—
Total current assets	21,711	19,435
Property and equipment, net	568	575
Intangibles, net	558	790
Security deposits	188	180
Other assets	454	446
Total assets	$23,479	$21,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450	$346
Accrued expenses	1,741	1,803
Deferred revenue	1,842	1,618
Total current liabilities	4,033	3,767
Other liabilities	454	446

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 38,879,018 shares issued and outstanding at March 31, 2006 and 37,979,271 shares issued and outstanding at December 31, 2005	39	38
Additional paid-in capital	120,038	118,556
Accumulated deficit	(101,082)	(101,381)
Accumulated other comprehensive loss	(3)	—
Total stockholders’ equity	18,992	17,213
Total liabilities and stockholders’ equity	$23,479	$21,426

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2006	2005
Revenue	$6,877	$4,954
Operating expenses:
Cost of revenue	1,462	863
Product development	880	675
Sales and marketing	2,646	1,485
General and administrative	1,501	1,271
Amortization of intangibles	232	235
Total operating expenses	6,721	4,529
Income from operations	156	425
Other income:
Interest income	143	43
Total other income	143	43
Income before provision for income taxes	299	468
Provision for income taxes	—	164
Net income	$299	$304
Basic net income per common share	$0.01	$0.01
Diluted net income per common share	$0.01	$0.01
Weighted average shares outstanding used in basic net income per common share calculation	38,253,681	37,433,446
Weighted average shares outstanding used in diluted net income per common share calculation	40,504,248	39,448,922

Net income for the three months ended March 31, 2006 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $583. There was no stock-based compensation in the three months ended March 31, 2005 because the Company was not required to adopt SFAS No. 123(R) until January 1, 2006. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the three months ended March 31, 2005 was $190 or $0.01 per diluted common share. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$299	$304
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	583	—
Depreciation	62	48
Amortization of intangibles	232	235
Tax benefit from employee stock option exercises	—	152
Provision for doubtful accounts, net	—	30

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(89)	(384)
Prepaid expenses and other current assets	31	67
Security deposits	(8)	2
Other assets	—	(26)
Accounts payable	104	176
Accrued expenses	(62)	(467)
Deferred revenue	224	102
Other liabilities	—	25
Net cash provided by operating activities	1,376	264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(55)	(41)
Net cash used in investing activities	(55)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	686	31
Net cash provided by financing activities	686	31
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	—
Net increase in cash and cash equivalents	2,004	254
Cash and cash equivalents at the beginning of the period	17,117	12,425
Cash and cash equivalents at the end of the period	$19,121	$12,679

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s primary revenue source is from the sale of the LivePerson services under the brand name Timpani and LivePerson, which is conducted within one operating segment. Headquartered in New York City, the Company’s product development staff, help desk and online sales support are located in Israel.

(B)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2006, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2006 and 2005. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2006.

(C)    REVENUE RECOGNITION

The Company charges a monthly fee, which varies by service and client usage. Certain of the Company’s larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. In instances where the Company does charge a set-up fee, the Company typically does not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company did not recognize any set-up fees due to client attrition in the three months ended March 31, 2006 and 2005, respectively.

The Company also sells certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for small and mid-sized businesses (“SMBs”), and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. These sales typically have no set-up fee, because the Company typically does not provide the customer with onsite training, and administrative costs are minimal.

The Company records revenue based upon the monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service fees as services are provided. The Company’s service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. The Company recognizes professional service fees upon completion and customer acceptance of the professional service engagement.

(D)    STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three months ended March 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Cost of revenue	$44
Product development expense	127
Sales and marketing expense	183
General and administrative expense	229
Total stock based compensation included in operating expenses	$583

The per share weighted average fair value of stock options granted during the three months ended March 31, 2006 was $3.25. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2006
Dividend yield	0.0%
Risk-free interest rate	4.8%
Expected life (in years)	4
Historical volatility	80.0%

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three months ended March 31, 2005 would have decreased to the pro forma amount presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

Three Months Ended March 31, 2005
Net income as reported	$304
Deduct: Pro forma stock-based compensation cost	$(494)
Pro forma net (loss)	$(190)
Basic net income (loss) per common share:
As reported	$0.01
Pro forma	$(0.01)
Diluted net income (loss) per common share:
As reported	$0.01
Pro forma	$(0.01)

The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 was $2.09. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero percent, risk-free interest rate of 4.6%, expected life of five years and a volatility factor of 90.0%.

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of March 31, 2006, approximately 11,997,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through March 31, 2006).

A summary of the Company's stock option activity and weighted average exercise prices is as follows:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	243,000	$5.28
Options exercised	(899,747)	$0.78
Options cancelled	(259,125)	$2.15
Options outstanding at March 31, 2006	7,384,181	$2.41

Options exercisable at March 31, 2006	3,781,556	$2.01

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
$0.00-$1.00	2,288,482	5.82	$0.58	1,797,357	$0.54
$1.01-$2.00	1,104,449	6.35	$1.93	696,949	$1.93
$2.01-$5.00	3,376,625	8.25	$3.12	940,625	$3.12
$5.01-$11.00	614,625	6.59	$6.21	346,625	$6.83
	7,384,181			3,781,556

A summary of the status of the Company's nonvested shares as of December 31, 2005, and changes during the three months ended March 31, 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested Shares at January 1, 2006	3,827,250	$1.65
Granted	243,000	$3.25
Vested	(322,250)	$2.09
Cancelled	(145,375)	$2.15
Nonvested Shares at March 31, 2006	3,602,625	$1.70

As of March 31, 2006, there was $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

(E)    BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the guidance of the SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

Diluted net income per common share for the three months ended March 31, 2006 includes the effect of options to purchase 7,613,244 shares of common stock with a weighted average exercise price of $2.07 and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the three months ended March 31, 2006 does not include the effect of options to purchase 321,625 shares of common stock. Diluted net income per common share for the three months ended March 31, 2005 includes the effect of options to purchase 6,194,497 shares of common stock with a weighted average exercise price of $1.22 and warrants to purchase 127,802 shares of common stock with a weighted average exercise price of $0.69. Diluted net income per common share for the three months ended March 31, 2005 does not include the effect of options to purchase 2,320,500 shares of common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2006	2005
Basic	38,253,681	37,433,446
Effect of assumed exercised options	2,250,567	2,015,476
Diluted	40,504,248	39,448,922

(F)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

(2)    BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	March 31, 2006	December 31, 2005
	(Unaudited)

Computer equipment and software	$1,986	$1,936
Furniture, equipment and building improvements	187	182
	2,173	2,118
Less accumulated depreciation	1,605	1,543
Total	$568	$575

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)

Payroll and related costs	$1,207	$1,182
Professional services and consulting fees	257	461
Sales commissions	228	99
Other	49	61
Total	$1,741	$1,803

(3)    ASSET ACQUISITIONS

Island Data

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. The Company paid approximately $370 in cash, and issued 370,894 shares of its common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which is being amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and is being amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $506 and $685 are included in “Assets - Intangibles, net” on the Company’s March 31, 2006 and December 31, 2005 balance sheets, respectively.

FaceTime

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition cost is being amortized ratably over a period of 24 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $52 and $105 are included in “Assets - Intangibles, net” on the Company’s March 31, 2006 and December 31, 2005 balance sheets, respectively.

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

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000 prior to the expiration of the NOL carryforwards in 2023. If the entire deferred tax asset at December 31, 2005 is realized, approximately $2,687 will be allocated to Additional paid-in capital with the remainder reducing income tax expense. At December 31, 2005, based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believed it was more likely than not that the Company would not realize the benefits of these deductible differences. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. At March 31, 2006, management determined that is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance resulting in a net effective tax rate of zero. As a result, the Company recorded a deferred tax asset in the amount of $221 with an offsetting increase to Additional paid-in capital as there are no current taxes payable. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

(5)    COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2006 and 2005 was approximately $172 and $157, respectively.

(6)    LEGAL MATTERS

In September 2005, the Company received written notification from a former employee alleging claims related to improper termination of employment. The Company believes the claims are without merit, and, in the event this matter proceeds further, the Company intends to vigorously defend against any such claims. The Company has not accrued for this contingency as of December 31, 2005, or March 31, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time.

The Company is not currently party to any legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

We charge a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, our professional services revenue has begun to increase. Such clients also have more sophisticated data analysis and performance reporting requirements, and are more like to engage our professional services organization to provide such analysis and reporting on a recurring basis. As a result, it is likely that a greater proportion of our future revenue will be generated from such ongoing professional services work.

The initial set-up fee is intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees are recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. In instances where we do charge a set-up fee, we typically do not charge an additional set-up fee if an existing client adds more services. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We did not recognize any set-up fees due to client attrition in the three months ended March 31, 2006 and 2005, respectively.

We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for small and mid-sized businesses (“SMBs”), and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales. These sales typically have no set-up fee, because we typically do not provide the customer with onsite training, and administrative costs are minimal.

We record revenue based upon the monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service fees as services are provided. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize professional service fees upon completion and customer acceptance of the professional service engagement.

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the three months ended March 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of March 31, 2006, there was $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2006 and 2005. One customer accounted for approximately 12% of accounts receivable at March 31, 2006. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for us for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of SFAS No. 153 did not have a material impact on our financial position, cash flows or results of operations.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. We paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which is being amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and is being amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $506,000 and $685,000 are included in “Assets - Intangibles, net” on our March 31, 2006 and December 31, 2005 balance sheets, respectively.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost is being amortized ratably over a period of 24 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $52,000 and $105,000 are included in “Assets - Intangibles, net” on our March 31, 2006 and December 31, 2005 balance sheets, respectively.

REVENUE

Our clients pay us a monthly fee, which varies by service and client usage. Certain of our larger clients, who require more sophisticated implementation and training, may also pay an initial non-refundable set-up fee and professional service fees related to implementation. Our set-up fee is intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees are recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, our professional services revenue has begun to increase. Such clients also have more sophisticated data analysis and performance reporting requirements, and are more like to engage our professional services organization to provide such analysis and reporting on a recurring basis. As a result, it is likely that a greater proportion of our future revenue will be generated from such ongoing professional services work.

Revenue attributable to our monthly service fee accounted for 93%, and 96% of total LivePerson services revenue for the three months ended March 31, 2006 and 2005, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and generating revenue from that client. This lag has recently ranged from 30 to 90 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download.

We also sell certain of the LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for SMBs, and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact which is typically required for traditional direct sales. These sales typically have no set-up fee, because we typically do not provide the customer with onsite training, and administrative costs are minimal. We recognize monthly service fees from the sale of LivePerson Pro and LivePerson Contact Center during the month in which services are provided.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

OPERATING EXPENSES

Our cost of revenue has principally been associated with the LivePerson services and has consisted of:

•	compensation costs relating to employees who provide customer support and implementation services to our clients;

•	compensation costs relating to our network support staff;

•	allocated occupancy costs and related overhead; and

•
the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity, as well as depreciation of certain hardware and software.

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

RESULTS OF OPERATIONS

Due to our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2006 and 2005 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue. Total revenue increased by 39% to $6.9 million in the three months ended March 31, 2006, from $5.0 million in the comparable period in 2005. This increase is primarily attributable to revenue from new clients of approximately $1.4 million and, to a lesser extent, to increased revenue from existing clients in the amount of approximately $413,000.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 69% to $1.5 million in the three months ended March 31, 2006, from $863,000 in the comparable period in 2005. This increase is primarily attributable to costs related to additional account management personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $267,000 and to increased spending for primary and backup server facilities of approximately $166,000. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $44,000. As a result, our gross margin in the three months ended March 31, 2006 decreased to 79% as compared to the three months ended March 31, 2005 of 83%. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 30% to $880,000 in the three months ended March 31, 2006, from $675,000 in the comparable period in 2005. This increase is primarily attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $127,000 and, to a lesser extent, to an increase in the number of LivePerson product development personnel, at a cost of approximately $46,000, to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 78% to $2.6 million in the three months ended March 31, 2006, from $1.5 million in the comparable period in 2005. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $764,000, and to a lesser extent, an increase in advertising expenses of approximately $82,000 related to our efforts to enhance our brand recognition and increase sales lead activity. A significant portion of this increase is driven by our recent move to increase our internal marketing resources and external market presence, through an increased focus on public relations and press activity, trade show participation and promotional and advertising efforts designed to increase the inbound sales lead flow to our direct sales force. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $183,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 18% to $1.5 million in the three months ended March 31, 2006, from $1.3 million in the comparable period in 2005. This increase is primarily attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $229,000 and, to a lesser extent, to increases in recruiting costs and legal fees in the amount of approximately $178,000 offset by a decrease in accounting expenses related to the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act in the amount of approximately $209,000.

Amortization of Intangibles. Amortization expense was $232,000 and $235,000 in the three months ended March 31, 2006 and 2005, respectively, and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $143,000 and $43,000 in the three months ended March 31, 2006 and 2005, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Provision for Income Taxes. Income tax expense was $0 and $164,000 in the three months ended March 31, 2006 and 2005, respectively. In the three months ended March 31, 2006, we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero. At March 31, 2005, we had recorded a full valuation allowance against deferred tax assets. The income tax expense for the three months ended March 31, 2005 was attributable to the fact that our federal net operating loss carryforward available for 2005 is related to the exercise of employee stock options. Accordingly, the resulting tax benefit was recorded as an increase in Additional paid-in capital and not as a reduction in income tax expense.

Net Income. We had net income of $299,000 in the three months ended March 31, 2006 compared to $304,000 for the comparable period in 2005. Though net income was essentially flat in the comparable periods, revenue was up $1.9 million and operating expenses were up $2.2 million, including stock-based compensation expense of $0.6 million related to the adoption of SFAS No. 123(R) in the three months ended March 31, 2006. This decrease in income from operations was offset by an increase in interest income and a decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $19.1 million in cash and cash equivalents, an increase of $2.0 million from December 31, 2005. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to proceeds from the issuance of common stock in connection with the exercise of stock options by employees offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2006 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash provided by operating activities was $264,000 for the three months ended March 31, 2005 and consisted primarily of net income and non-cash expenses related to the amortization of intangibles, partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Net cash used in investing activities was $55,000 and $41,000 in the three months ended March 31, 2006 and 2005, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $686,000 and $31,000 for the three months ended March 31, 2006 and 2005, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of goodwill and intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of March 31, 2006, we had an accumulated deficit of approximately $101.1 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2006 and 2005 was approximately $172,000 and $157,000, respectively.

As of March 31, 2006, our principal commitments were approximately $1.0 million under various operating leases, of which approximately $488,000 is due in 2006. We do not currently expect that our principal commitments for the year ending December 31, 2006 will exceed $800,000 in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2006. Our contractual obligations at March 31, 2006 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,034	$488	$546	$—	$—
Total	$1,034	$488	$546	$—	$—

In April 2006, we modified the existing lease for our principal executive offices in New York City. The modification is effective July 1, 2006 and includes the extension of the term of the current lease through July 2011 as well as the addition of new space. As a result, our principal commitments under various operating leases increased to approximately $3.3 million, of which approximately $522,000 is due in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through March 31, 2006, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We did not increase our allowance for doubtful accounts in the three months ended March 31, 2006. During the year ended 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2005, we received written notification from a former employee alleging claims related to improper termination of employment. We believe the claims are without merit, and, in the event this matter proceeds further, we intend to vigorously defend against any such claims. We have not accrued for this contingency as of December 31, 2005, or March 31, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time.

We are not currently party to any legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: our history of losses; potential fluctuations in our quarterly and annual results; responding to rapid technological change and changing client preferences; competition in the real-time sales, marketing and customer service solutions market; continued use by our clients of the LivePerson services and their purchase of additional services; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; risks related to adverse business conditions experienced by our clients; our dependence on key employees; competition for qualified personnel; the impact of new accounting rules, including the requirement to expense stock options; the possible unavailability of financing as and if needed; risks related to the operational integration of acquisitions; risks related to our international operations, particularly our operations in Israel, and the current civil and political unrest in that region; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; our dependence on the continued use of the Internet as a medium for commerce and the viability of the infrastructure of the Internet; and risks related to the regulation or possible misappropriation of personal information. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 15, 2006.

There are no material changes to the risk factors described in the Form 10-K.

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

LIVEPERSON, INC. (Registrant)

Date: May 10, 2006	By:	/s/ ROBERT P. LOCASCIO

Name: Robert P. LoCascio Title: Chief Executive Officer (duly authorized officer)

Date: May 10, 2006	By:	/s/ TIMOTHY E. BIXBY

Name: Timothy E. Bixby Title: President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002