Form 10-Q
period 2006-06-30
LIVEPERSON INC
filed 2006-08-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

or

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 17, 2006, there were 38,931,768 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2006
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$19,104	$17,117
Accounts receivable, net of allowances for doubtful accounts of $67 and $67 as of June 30, 2006 and December 31, 2005, respectively	2,424	1,727
Prepaid expenses and other current assets	939	591
Deferred tax assets	518	—
Total current assets	22,985	19,435
Property and equipment, net	689	575
Intangibles, net	559	790
Security deposits	204	180
Other assets	534	446
Total assets	$24,971	$21,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389	$346
Accrued expenses	2,072	1,803
Deferred revenue	1,831	1,618
Total current liabilities	4,292	3,767
Other liabilities	534	446

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 38,931,768 shares issued and outstanding at June 30, 2006 and 37,979,271 shares issued and outstanding at December 31, 2005	39	38
Additional paid-in capital	120,789	118,556
Accumulated deficit	(100,681)	(101,381)
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity	20,145	17,213
Total liabilities and stockholders’ equity	$24,971	$21,426

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$7,416	$5,283	$14,293	$10,237
Operating expenses:
Cost of revenue	1,642	1,019	3,103	1,882
Product development	1,018	688	1,898	1,363
Sales and marketing	2,856	1,690	5,502	3,175
General and administrative	1,437	1,096	2,939	2,367
Amortization of intangibles	232	232	464	467
Total operating expenses	7,185	4,725	13,906	9,254
Income from operations	231	558	387	983
Other income:
Interest income	170	59	313	102
Total other income	170	59	313	102
Income before provision for income taxes	401	617	700	1,085
Provision for income taxes	—	216	—	380
Net income	$401	$401	$700	$705
Basic net income per common share	$0.01	$0.01	$0.02	$0.02
Diluted net income per common share	$0.01	$0.01	$0.02	$0.02
Weighted average shares outstanding used in basic net income per common share calculation	38,900,328	37,487,015	38,578,791	37,460,574
Weighted average shares outstanding used in diluted net income per common share calculation	42,818,687	39,400,983	42,471,432	39,408,879

Net income for the three and six months ended June 30, 2006 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $439 and $1,022, respectively. There was no stock-based compensation in the three or six months ended June 30, 2005 because the Company was not required to adopt SFAS No. 123(R) until January 1, 2006. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the three and six months ended June 30, 2005 was $113 or $0.00 and $303 or $0.01 per diluted common share. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$700	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,022	—
Depreciation	140	92
Loss on disposal of leasehold improvements	51	—
Amortization of intangibles	464	467
Tax benefit from employee stock option exercises	—	353
Provision for doubtful accounts, net	—	30

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(697)	(426)
Prepaid expenses and other current assets	(363)	(281)
Security deposits	(24)	—
Accounts payable	43	(78)
Accrued expenses	269	(293)
Deferred revenue	213	350
Net cash provided by operating activities	1,818	919

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(305)	(225)
Acquisition of intangible asset	(233)	—
Net cash used in investing activities	(538)	(225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	709	66
Net cash provided by financing activities	709	66
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	—
Net increase in cash and cash equivalents	1,987	760
Cash and cash equivalents at the beginning of the period	17,117	12,425
Cash and cash equivalents at the end of the period	$19,104	$13,185

Supplemental Disclosures:
Cash paid during the period for:
Income taxes	$—	$30

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

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2006, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2006 and 2005. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date.

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

(C) REVENUE RECOGNITION

The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. In the past, certain of the Company’s larger clients, who required more sophisticated implementation and training, may have also paid an initial non-refundable set-up fee. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

The initial set-up fee was intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of the LivePerson services. Such fees were recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although the Company believes this estimate is reasonable, this estimate may change in the future. As of June 30, 2006, we had approximately $13 of unamortized deferred set-up fees which are expected to be recognized ratably through February, 2007. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. The Company did not recognize any set-up fees due to client attrition in the three or six months ended June 30, 2006 and 2005, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three and six months ended June, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$40	$83
Product development expense	102	229
Sales and marketing expense	112	296
General and administrative expense	185	414
Total stock based compensation included in operating expenses	$439	$1,022

The per share weighted average fair value of stock options granted during the three months ended June 30, 2006 was $4.08. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended June 30, 2006
Dividend yield	0.0%
Risk-free interest rate	4.8%
Expected life (in years)	4
Historical volatility	79.0%

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

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and six months ended June 30, 2005 would have decreased to the pro forma amount presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$401	$705
Deduct: Pro forma stock-based compensation cost	$(514)	$(1,008)
Pro forma net (loss)	$(113)	$(303)
Basic net income (loss) per common share:
As reported	$0.01	$0.02
Pro forma	$(0.00)	$(0.01)
Diluted net income (loss) per common share:
As reported	$0.01	$0.02
Pro forma	$(0.00)	$(0.01)

The per share weighted average fair value of stock options granted during the three months ended June 30, 2005 was $1.67. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero percent, risk-free interest rate of 4.6%, expected life of five years and a volatility factor of 87.0%.

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of June 30, 2006, approximately 11,945,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through June 30, 2006).

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	569,000	$6.05
Options exercised	(952,497)	$0.76
Options cancelled	(259,125)	$2.15
Options outstanding at June 30, 2006	7,657,431	$2.60
Options exercisable at June 30, 2006	3,935,806	$2.06

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00-$1.00	2,237,732	5.58	$0.58	1,754,107	$0.54
$1.01-$2.00	1,104,449	6.10	$1.93	704,449	$1.92
$2.01-$5.00	3,430,625	8.04	$3.15	1,130,625	$3.04
$5.01-$11.00	884,625	7.41	$6.45	346,625	$6.83
	7,657,431			3,935,806

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	3,827,250	$1.65
Granted	569,000	$3.73
Vested	(529,250)	$2.25
Cancelled	(145,375)	$2.15
Nonvested Shares at June 30, 2006	3,721,625	$3.18

As of June 30, 2006, there was approximately $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.25 years.

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

Diluted net income per common share for the three and six months ended June 30, 2006 includes the effect of options to purchase 6,278,806 and 6,278,806 shares, respectively of common stock with a weighted average exercise price of $1.90 and $1.90, respectively and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the three and six months ended June 30, 2006 does not include the effect of options to purchase 1,378,625 and 1,378,625 shares, respectively of common stock. Diluted net income per common share for the three and six months ended June 30, 2005 includes the effect of options to purchase 6,190,997 and 6,266,997 shares, respectively of common stock with a weighted average exercise price of $1.24 and $1.26, respectively and warrants to purchase 127,802 shares of common stock with a weighted average exercise price of $0.69. Diluted net income per common share for the three and six months ended June 30, 2005 does not include the effect of options to purchase 2,299,000 and 2,223,000 shares, respectively of common stock.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic	38,900,328	37,487,015	38,578,791	37,460,574
Effect of assumed exercised options/warrants	3,918,359	1,913,968	3,892,641	1,948,305
Diluted	42,818,687	39,400,983	42,471,432	39,408,879

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is still evaluating the impact that adopting FIN No. 48 will have, if any, on its financial position, cash flows and results of operations.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)
Computer equipment and software	$2,117	$1,936
Furniture, equipment and building improvements	222	182
	2,339	2,118
Less accumulated depreciation	1,650	1,543
Total	$689	$575

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)

Payroll and related costs	$1,342	$1,182
Professional services and consulting fees	502	461
Sales commissions	172	99
Other	56	61
Total	$2,072	$1,803

(3) ASSET ACQUISITIONS

Island Data

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. The Company paid approximately $370 in cash, and issued 370,894 shares of its common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which is being amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and is being amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $326 and $685 are included in “Assets - Intangibles, net” on the Company’s June 30, 2006 and December 31, 2005 balance sheets, respectively.

FaceTime

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition was amortized ratably over a period of 24 months, representing the estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $105 are included in “Assets - Intangibles, net” on the Company’s June 30, 2006 and December 31, 2005 balance sheets, respectively.

Base Europe

On June 30, 2006 the Company acquired the customer list of Base Europe, a former reseller of its services. The final purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will amortized ratably over a period of 24 months. The net acquisition costs of $233 and $0 are included in “Assets - Intangibles, net” on the Company’s June 30, 2006 and December 31, 2005 balance sheets, respectively.

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

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000 prior to the expiration of the NOL carryforwards in 2023. If the entire deferred tax asset at December 31, 2005 is realized, approximately $2,687 will be allocated to Additional paid-in capital with the remainder reducing income tax expense. At December 31, 2005, based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believed it was more likely than not that the Company would not realize the benefits of these deductible differences. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. At March 31, 2006 and June 30, 2006, management determined that is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance resulting in a net effective tax rate of zero for the six months ended June 30, 2006. As a result, the Company recorded a deferred tax asset in the amount of $518 as of June 30, 2006, with an offsetting increase to Additional paid-in capital as there are no current taxes payable. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

(5) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2006 was approximately $187 and $359, respectively. Rental expense for operating leases for the three and six months ended June 30, 2005 was approximately $153 and $310, respectively.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) LEGAL MATTERS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against the Company and two of its executive officers containing claims related to improper termination of employment.  The claim seeks damages of approximately $50,000.

The Company believes the claims are without merit, and intends to vigorously defend against such claims. However, the Company cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of June 30, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time.  The Company carries appropriate levels of insurance for employment related claims but cannot guarantee that any damages arising from this claim will be covered by this policy.

From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

(7) SUBSEQUENT EVENT

On July 18, 2006, the Company acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of Proficient in exchange for 2 million shares of LivePerson common stock paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets during the nine months following the closing of the transaction.

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

We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay us a professional services fee related to implementation. In the past, certain of our larger clients, who required more sophisticated implementation and training, may have also paid an initial non-refundable set-up fee. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, our professional services revenue has begun to increase. Such clients also have more sophisticated data analysis and performance reporting requirements, and are more likely to engage our professional services organization to provide such analysis and reporting on a recurring basis. As a result, it is likely that a greater proportion of our future revenue will be generated from such ongoing professional services work.

The initial set-up fee was intended to recover certain costs (principally customer service, training and other administrative costs) prior to the deployment of our services. Such fees were recorded as deferred revenue and recognized ratably over a period of 24 months, representing the estimated term of the client relationships. Although we believe this estimate is reasonable, this estimate may change in the future. As of June 30, 2006, we had approximately $13,000 of unamortized deferred set-up fees which are expected to be recognized ratably through February, 2007. Unamortized deferred fees, if any, are recognized upon termination of the agreement with the customer. We did not recognize any set-up fees due to client attrition in the three or six months ended June 30, 2006 and 2005, respectively.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the three and six months ended June 30, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of June 30, 2006, there was approximately $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.25 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2006 and 2005. One customer accounted for approximately 15% of accounts receivable at June 30, 2006. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2005. Accounts receivable increased by approximately 33% compared to March 31, 2006, due primarily to an increase in the proportion of receivables due from larger corporate clients that typically have longer payment practices. This increase in accounts receivable did not have an impact on our allowance for doubtful accounts for the three or six months ended June 30, 2006.

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are still evaluating the impact that adopting FIN No. 48 will have, if any, on our financial position, cash flows and results of operations.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. We paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which is being amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and is being amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $326,000 and $685,000 are included in “Assets - Intangibles, net” on our June 30, 2006 and December 31, 2005 balance sheets, respectively.

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

In January 2004, we filed a shelf registration statement with the Securities and Exchange Commission relating to 4,000,000 shares of our common stock that we may issue from time to time. We have no immediate plans to offer or sell any shares under this shelf registration. We presently intend to use the net proceeds from any sale of the registered shares for general corporate purposes and working capital. We would announce the terms of any issuance in a filing with the Securities and Exchange Commission at the time we offer or sell the shares.

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost was amortized ratably over a period of 24 months, representing our estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $105,000 are included in “Assets - Intangibles, net” on our June 30, 2006 and December 31, 2005 balance sheets, respectively.

On July 18, 2006, we acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2 million shares of LivePerson common stock paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets during the nine months following the closing of the transaction.

REVENUE

Our clients pay us a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. In the past, certain of our larger clients, who required more sophisticated implementation and training, may have also paid an initial non-refundable set-up fee. Our set-up fee was intended to recover certain costs incurred by us (principally customer service, training and other administrative costs) prior to deployment of our services. Such fees were recorded as deferred revenue and recognized over a period of 24 months, representing the estimated term of the client relationships. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, our professional services revenue has begun to increase. Such clients also have more sophisticated data analysis and performance reporting requirements, and are more likely to engage our professional services organization to provide such analysis and reporting on a recurring basis. As a result, it is likely that a greater proportion of our future revenue will be generated from such ongoing professional services work.

Revenue attributable to our monthly service fee accounted for 95% and 94% of total LivePerson services revenue for the three and six months ended June 30, 2006, respectively and 96% and 96% of revenue attributable to our monthly service fee in the three and six months ended June 30, 2005, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days. There is no lag for sales generated via Internet download, because our services are immediately available and fully functional upon download.

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

RESULTS OF OPERATIONS

Due to our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and six months ended June 30, 2006 and 2005 with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue. Total revenue increased by 40% and 40% to $7.4 million and $14.3 million in the three and six months ended June 30, 2006, respectively, from $5.3 million and $10.2 million in the comparable periods in 2005. This increase is primarily attributable to revenue from new clients of approximately $1.6 million and $3.4 million, respectively, and, to a lesser extent, to increased revenue from existing clients in the amount of approximately $573,000 and $1.4 million, respectively.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 61% and 65% to $1.6 million and $3.1 million in the three and six months ended June 30, 2006, respectively, from $1.0 million and $1.9 in the comparable periods in 2005. This increase is primarily attributable to costs related to additional account management personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $346,000 and $613,000, respectively, and to increased spending for primary and backup server facilities of approximately $119,000 and $285,000. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $40,000 and $83,000, respectively. As a result, our gross margin in the three and six months ended June 30, 2006 decreased to 78% and 78%, respectively, as compared to 81% and 82% in the three and six months ended June 30, 2005, respectively. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 48% and 39% to $1.0 million and $1.9 million in the three and six months ended June 30, 2006, respectively, from $688,000 and $1.4 million in the comparable periods in 2005. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform in the amount of approximately $181,000 and $227,000, respectively. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $102,000 and $229,000, respectively.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 69% and 73% to $2.9 million and $5.5 million in the three and six months ended June 30, 2006, respectively, from $1.7 million and $3.2 million in the comparable periods in 2005. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $770,000 and $1.5 million, and to a lesser extent, an increase in advertising and promotion expenses of approximately $61,000 and $99,000, respectively, related to our efforts to enhance our brand recognition and increase sales lead activity. A significant portion of this increase is driven by our recent move to increase our internal marketing resources and external market presence, through an increased focus on public relations and press activity, trade show participation and promotional and advertising efforts designed to increase the inbound sales lead flow to our direct sales force. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $112,000 and $296,000, respectively.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 31% and 24% to $1.4 million and $2.9 million in the three and six months ended June 30, 2006, respectively, from $1.1 million and $2.4 million in the comparable periods in 2005. This increase is primarily attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $185,000 and $414,000, respectively, and, to a lesser extent, to increases in recruiting costs and legal fees in the amount of approximately $94,000 and $272,000 offset by a decrease in accounting expenses related to the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act in the amount of approximately $77,000 and $286,000, respectively.

Amortization of Intangibles. Amortization expense was $232,000 and $464,000 in the three and six months ended June 30, 2006 compared to $232,000 and $467,000 in the comparable periods in 2005, respectively, and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $170,000 and $313,000 in the three and six months ended June 30, 2006 compared to $59,000 and $102,000 in the comparable periods in 2005, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Provision for Income Taxes. Income tax expense was $0 and $0 in the three and six months ended June 30, 2006 compared to $216,000 and $380,000 in the comparable periods in 2005, respectively. In the six months ended June 30, 2006, we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero. At June 30, 2005, we had recorded a full valuation allowance against deferred tax assets. The income tax expense for the three and six months ended June 30, 2005 was attributable to the fact that our federal net operating loss carryforward available for 2005 is related to the exercise of employee stock options. Accordingly, the resulting tax benefit was recorded as an increase in Additional paid-in capital and not as a reduction in income tax expense.

Net Income. We had net income of $401,000 and $700,000 in the three and six months ended June 30, 2006 compared to $401,000 and $705,000 for the comparable periods in 2005. Though net income was essentially flat in the comparable periods, revenue was up $2.1 million and $4.0 million and operating expenses were up $2.5 million and $4.7 million, including stock-based compensation expense of $439,000 and $1.0 million related to the adoption of SFAS No. 123(R) in the three and six months ended June 30, 2006, respectively. This decrease in income from operations was offset by an increase in interest income and a decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had approximately $19.1 million in cash and cash equivalents, an increase of $2.0 million from December 31, 2005. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to proceeds from the issuance of common stock in connection with the exercise of stock options by employees offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2006 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in accrued expenses and deferred revenue, partially offset by increases in accounts receivable and prepaid expenses. Net cash provided by operating activities was $919,000 for the six months ended June 30, 2005 and consisted primarily of net income and non-cash expenses related to the amortization of intangibles, partially offset by increases in accounts receivable and prepaid expenses and a decrease in accrued expenses.

Net cash used in investing activities was $538,000 for the six months ended June 30, 2006 and was due primarily to the purchase of fixed assets, and to a lesser extent, to the acquisition of certain intangible assets. Net cash used in investing activities was $225,000 for the six months ended June 30, 2005 and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $709,000 and $66,000 for the six months ended June 30, 2006 and 2005, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of June 30, 2006, we had an accumulated deficit of approximately $100.7 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2006 was approximately $187,000 and $359,000, respectively and approximately $153,000 and $310,000 for the three and six months ended June 30, 2005, respectively.

As of June 30, 2006, our principal commitments were approximately $4.2 million under various operating leases, of which approximately $512,000 is due in 2006. We do not currently expect that our principal commitments for the year ending December 31, 2006 will exceed $700,000 in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2006. Our contractual obligations at June 30, 2006 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,158	$512	$2,751	$895	$—
Total	$4,158	$512	$2,751	$895	$—

In April 2006, we modified the existing lease for our principal executive offices in New York City. The modification is effective July 1, 2006 and includes the extension of the term of the current lease through July 2011 as well as the addition of new space.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through June 30, 2006, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We did not increase our allowance for doubtful accounts in the six months ended June 30, 2006. During the year ended 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against us and two of our executive officers containing claims related to improper termination of employment. The claim seeks damages of approximately $50 million.

We believe the claims are without merit, and intend to vigorously defend against such claims. However, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of June 30, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time. We carry appropriate levels of insurance for employment related claims but we cannot guarantee that any damages arising from this claim will be covered by this policy.

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

Except as noted below, there are no material changes to the risk factors described in the Form 10-K.

Political, economic and military conditions in Israel could negatively impact our Israeli operations.

Our product development staff, help desk and online sales personnel are located in Israel. As of June 30, 2006, we had 61 full-time employees in Israel and as of December 31, 2005, we had 51 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 has created additional unrest and uncertainty. Recently, there has been a sharp increase in hostilities along Israel’s northern border with Lebanon. Efforts to resolve the conflict have failed to result in an agreeable solution. Continued hostilities between Israel and its neighbors and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation into a full-scale armed conflict might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 23, 2006.

The stockholders elected Kevin C. Lavan and Robert P. LoCascio as Class III directors, in each case for a three-year term expiring at the 2009 Annual Meeting of Stockholders and upon the election and qualification of his successor.

The stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Shares of Common Stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes
Kevin C. Lavan	30,679,034	150,470	—	—
Robert P. LoCascio	29,019,875	1,809,629	—	—
Ratification of BDO Seidman, LLP	30,696,141	42,520	90,841	—

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Registrant’s Current Report on Form 8-K filed on June 22, 2006)

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

LIVEPERSON, INC. (Registrant)

Date: August 9, 2006	By:	/s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer (duly authorized officer)

Date: August 9, 2006	By:	/s/ TIMOTHY E. BIXBY
Name: Timothy E. Bixby
Title: President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Registrant’s Current Report on Form 8-K filed on June 22, 2006)

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