Form 10-Q
period 2006-09-30
LIVEPERSON INC
filed 2006-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

or

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

As of November 3, 2006, there were 40,783,720 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2006
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$19,786	$17,117
Accounts receivable, net of allowances for doubtful accounts of $97 and $67 as of September 30, 2006
and December 31, 2005, respectively	3,593	1,727
Prepaid expenses and other current assets	1,037	591
Deferred tax assets	1,100	--
Total current assets	25,516	19,435
Property and equipment, net	1,121	575
Intangibles, net	3,113	790
Goodwill	6,875	--
Security deposits	283	180
Other assets	612	446
Total assets	$37,520	$21,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544	$346
Accrued expenses	3,468	1,803
Deferred revenue	3,026	1,618
Total current liabilities	7,038	3,767
Other liabilities	612	446

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2006 and December 31, 2005	--	--
Common stock, $.001 par value per share; 100,000,000 shares authorized, 40,962,192 shares issued and
outstanding at September 30, 2006 and 37,979,271 shares issued and outstanding at December 31, 2005	41	38
Additional paid-in capital	130,262	118,556
Accumulated deficit	(100,424)	(101,381)
Accumulated other comprehensive loss	(9)	--
Total stockholders’ equity	29,870	17,213
Total liabilities and stockholders’ equity	$37,520	$21,426

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$8,881	$5,724	$23,174	$15,960
Operating expenses:
Cost of revenue	2,142	1,114	5,246	2,997
Product development	1,381	663	3,280	2,027
Sales and marketing	3,104	1,715	8,605	4,889
General and administrative	1,750	1,034	4,689	3,400
Amortization of intangibles	447	232	911	699
Total operating expenses	8,824	4,758	22,731	14,012
Income from operations	57	966	443	1,948
Other income:
Interest income	200	81	514	184
Total other income	200	81	514	184
Income before provision for income taxes	257	1,047	957	2,132
Provision for income taxes	--	358	--	738
Net income	$257	$689	$957	$1,394
Basic net income per common share	$0.01	$0.02	$0.02	$0.04
Diluted net income per common share	$0.01	$0.02	$0.02	$0.04
Weighted average shares outstanding used in basic net income
per common share calculation	40,547,309	37,555,696	39,242,174	37,492,285
Weighted average shares outstanding used in diluted net income
per common share calculation	43,854,202	39,839,001	42,981,377	39,528,089

Net income for the three and nine months ended September 30, 2006 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $557 and $1,580, respectively. There was no stock-based compensation in the three or nine months ended September 30, 2005 because the Company was not required to adopt SFAS No. 123(R) until January 1, 2006. Net income (loss) including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2005 was $196 or $0.00 and $(107) or $(0.00) per diluted common share. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$957	$1,394
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,580	--
Depreciation	340	115
Loss on disposal of fixed assets	111	--
Amortization of intangibles	911	699
Tax benefit from employee stock option exercises	--	697
Provision for doubtful accounts, net	30	30

CHANGES IN OPERATING ASSETS AND LIABILITIES (net of acquisition):
Accounts receivable	(1,646)	129
Prepaid expenses and other current assets	(349)	(92)
Security deposits	(37)	(4)
Accounts payable	15	(104)
Accrued expenses	(235)	(291)
Deferred revenue	541	371
Net cash provided by operating activities	2,218	2,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(434)	(240)
Cash acquired in Proficient acquisition	382	--
Acquisition of intangible asset	(233)	--
Net cash used in investing activities	(285)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	745	113
Net cash provided by financing activities	745	113
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	--
Net increase in cash and cash equivalents	2,669	2,817
Cash and cash equivalents at the beginning of the period	17,117	12,425
Cash and cash equivalents at the end of the period	$19,786	$15,242

Supplemental Disclosures:
Cash paid during the period for:
Income taxes	$--	$18
Supplemental Disclosure of non-cash investing activities:
Value of common stock issued for net assets of Proficient business acquired	$8,282	--

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

The Company’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Its technology supports and manages key online interactions—via chat, email, voice and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, the Company maximizes the business impact of the online channel.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand names Timpani and LivePerson, which is conducted within one operating segment. Headquartered in New York City, the Company’s product development staff, help desk and online sales support are located in Israel.

(B)    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2006, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date.

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

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company records revenue based upon the monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service fees as services are provided. The Company’s service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. The Company recognizes professional service fees upon completion and customer acceptance of key milestones within each the professional services engagement.

In the past, certain of the Company’s larger clients, who required more sophisticated implementation and training, may have paid an initial non-refundable set-up fee. This fee was intended to recover certain costs (principally customer service, training and other administrative costs) prior to deployment of the LivePerson services. As of September 30, 2006, we had approximately $7 of unamortized deferred set-up fees which are expected to be recognized ratably through February 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$78	$161
Product development expense	142	372
Sales and marketing expense	197	492
General and administrative expense	140	555
Total stock based compensation included in operating expenses	$557	$1,580

The per share weighted average fair value of stock options granted during the three months ended September 30, 2006 was $2.56. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2006
Dividend yield	0.0%
Risk-free interest rate	4.8%
Expected life (in years)	4
Historical volatility	78.0%

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

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the three and nine months ended September 30, 2005 would have decreased to the pro forma amount presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$689	$1,394
Deduct: Pro forma stock-based compensation cost	$(493)	$(1,501)
Pro forma net (loss)	$196	$(107)
Basic net income (loss) per common share:
As reported	$0.02	$0.04
Pro forma	$0.01	$(0.00)
Diluted net income (loss) per common share:
As reported	$0.02	$0.04
Pro forma	$0.00	$(0.00)

The per share weighted average fair value of stock options granted during the three months ended September 30, 2005 was $2.19. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of zero percent, risk-free interest rate of 4.6%, expected life of five years and a volatility factor of 84.0%.

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of September 30, 2006, approximately 11,913,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through September 30, 2006).

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	1,078,500	$5.19
Options exercised	(983,507)	$0.77
Options cancelled	(267,875)	$2.13
Options outstanding at September 30, 2006	8,127,171	$2.71
Options exercisable at September 30, 2006	4,321,546	$2.13

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00-$1.00	2,228,232	5.33	$0.58	1,774,607	$0.54
$1.01-$2.00	1,081,949	5.83	$1.95	751,949	$1.95
$2.01-$5.00	3,932,365	8.05	$3.29	1,408,365	$2.96
$5.01-$11.00	884,625	7.16	$6.45	386,625	$6.69
	8,127,171			4,321,546

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	3,827,250	$1.65
Granted	1,078,500	$3.17
Vested	(946,000)	$2.44
Cancelled	(154,125)	$2.12
Nonvested Shares at September 30, 2006	3,805,625	$3.38

As of September 30, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.25 years.

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

Diluted net income per common share for the three and nine months ended September 30, 2006 includes the effect of options to purchase 6,119,046 and 6,239,046 shares, respectively of common stock with a weighted average exercise price of $1.86 and $1.90, respectively and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the three and nine months ended September 30, 2006 does not include the effect of options to purchase 2,008,125 and 1,888,125 shares, respectively of common stock. Diluted net income per common share for the three and nine months ended September 30, 2005 includes the effect of options to purchase 7,604,597 and 6,225,597 shares, respectively of common stock with a weighted average exercise price of $1.58 and $1.27, respectively and warrants to purchase 127,802 shares of common stock with a weighted average exercise price of $0.69. Diluted net income per common share for the three and nine months ended September 30, 2005 does not include the effect of options to purchase 1,046,000 and 2,425,000 shares, respectively of common stock.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	40,547,309	37,555,696	39,242,174	37,492,285
Effect of assumed exercised options/warrants	3,306,893	2,283,305	3,739,203	2,035,804
Diluted	43,854,202	39,839,001	42,981,377	39,528,089

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is part of FASB’s stated goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

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

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is still evaluating the impact that adopting FIN No. 48 will have, if any, on its financial position, cash flows and results of operations.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2)    BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)

Computer equipment and software	$4,551	$1,936
Furniture, equipment and building improvements	367	182
	4,918	2,118
Less accumulated depreciation	3,797	1,543
Total	$1,121	$575

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)

Payroll and related costs	$1,829	$1,182
Professional services and consulting fees	539	461
Restructuring charges	571	--
Sales commissions	272	99
Interest expense	149	--
Other	108	61
Total	$3,468	$1,803

(3)    ASSET ACQUISITIONS

Island Data

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. The Company paid approximately $370 in cash, and issued 370,894 shares of its common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which was amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and is being amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $147 and $685 are included in “Assets - Intangibles, net” on the Company’s September 30, 2006 and December 31, 2005 balance sheets, respectively.

FaceTime

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition was amortized ratably over a period of 24 months, representing the estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $105 are included in “Assets - Intangibles, net” on the Company’s September 30, 2006 and December 31, 2005 balance sheets, respectively.

Base Europe

On June 30, 2006 the Company acquired the customer list of Base Europe, a former reseller of its services. The final purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will amortized ratably over a period of 24 months. The net acquisition costs of $204 and $0 are included in “Assets - Intangibles, net” on the Company’s September 30, 2006 and December 31, 2005 balance sheets, respectively.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Proficient Systems

On July 18, 2006 the Company acquired Proficient Systems, Inc. (“Proficient”). This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition.

The purchase price was $8,736, which included the issuance of 1,999,414 shares of the Company’s stock valued at $8,282, a cash payment of $3 and acquisition costs of approximately $451. Of the 1,999,414 shares, 1,794,608 were issued as of September 30, 2006, and the remaining 204,806 shares are expected to be issued before December 31, 2006. All 1,999,414 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets which are being amortized over their expected period of benefit. Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson is contingently required to issue up to an additional 2,050,000 shares of common stock. The maximum additional share issuance will be achieved if incremental annualized revenue from a predefined customer list exceeds approximately $2.0 million. The value of shares issued, if any, will be allocated to goodwill at the time of their issuance.

The Company has initiated a restructuring plan to eliminate redundant facilities, personnel and service providers in connection with the Proficient acquisition. These costs were recognized as liabilities in connection with the acquisition and have been recorded as an increase in goodwill as of the acquisition date.

Management’s preliminary allocation of the purchase price in connection with the Proficient acquisition, based on a valuation performed by an unrelated third-party appraiser, is as follows:

Cash	$382
Accounts receivable	250
Other currents assets	97
Property and equipment	563
Other assets	66
Intangible assets	3,000
Goodwill	6,875
11,233
Liabilities assumed	(697)
Deferred revenue	(867)
Restructuring liability	(933)
Total purchase price consideration	$8,736

The above purchase price allocation is subject to revision. Potential revisions may arise from the finalization of direct acquisition costs, accrued liabilities and valuation of acquired net operating losses. Net deferred tax assets arising from the acquisition are reserved in full by a valuation allowance. None of the goodwill recorded as part of the Proficient acquisition will be deductible for U.S. federal income tax purposes.

The components of the intangible assets listed in the above table are as follows:

	Weighted Average Useful Life (months)	Amount
Customer contracts	36	$2,400,000
Technology	18	500,000
Non-compete agreements	24	100,000
		$3,000,000

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The net intangible asset of $2,762 and $0 are included in “Assets - Intangibles, net” on the Company’s September 30, 2006 and December 31, 2005 balance sheets, respectively.

The following unaudited pro forma consolidated financial information gives effect to the acquisition of Proficient as if the acquisition occurred on January 1, 2005, by consolidating the results of operations of Proficient with the results of the Company for the three and nine months ended September 30, 2006 and 2005. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$9,158	$6,198	$25,159	$17,678
Net loss	$(6)	$(693)	$(2,166)	$(2,409)
Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.06)	$(0.06)
Weighted average shares outstanding - basic and diluted	42,546,723	39,555,110	41,241,588	39,491,699

(4)    INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $21,000, exclusive of the NOLs acquired in the Proficient acquisition, prior to the expiration of the NOL carryforwards in 2023. If the entire deferred tax asset at December 31, 2005 is realized, approximately $2,687 will be allocated to Additional paid-in capital with the remainder reducing income tax expense. At December 31, 2005, based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believed it was more likely than not that the Company would not realize the benefits of these deductible differences. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. At March 31, 2006, June 30, 2006 and September 30, 2006, management determined that is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance resulting in a net effective tax rate of zero for the nine months ended September 30, 2006. As a result, the Company recorded a deferred tax asset in the amount of $1,100 as of September 30, 2006, with an offsetting increase to Additional paid-in capital as there are no current taxes payable. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(5)    COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2006 was approximately $306 and $665, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2005 was approximately $173 and $483, respectively.

(6)    LEGAL MATTERS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against the Company and two of its executive officers containing claims related to improper termination of employment.  The claim seeks damages of approximately $50,000.

The Company believes the claims are without merit, and intends to vigorously defend against such claims. However, the Company cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of September 30, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time.  The Company carries appropriate levels of insurance for employment related claims but cannot guarantee that any damages arising from this claim will be covered by this policy.

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

LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions—via chat, email, voice and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, LivePerson maximizes the business impact of the online channel.

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

We record revenue based upon the monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service fees as services are provided. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize professional service fees upon completion and customer acceptance of key milestones within each professional services engagement.

In the past, certain of our larger clients, who required more sophisticated implementation and training, may have paid an initial non-refundable set-up fee. This fee was intended to recover certain costs (principally customer service, training and other administrative costs) prior to deployment of the LivePerson services. As of September 30, 2006, we had approximately $7,000 of unamortized deferred set-up fees which are expected to be recognized ratably through February 2007.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the three and nine months ended September 30, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of September 30, 2006, there was approximately $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.25 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2006 and 2005. One customer accounted for approximately 16% of accounts receivable at September 30, 2006. This receivable was subsequently collected and no other customer exceeded 10% of accounts receivable at September 30, 2006. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2005. Accounts receivable increased by approximately 93%, net of the Proficient acquisition compared to March 31, 2006, due primarily to an increase in the proportion of receivables due from larger corporate clients that typically have longer payment practices. This increase resulted in an increase in our allowance for doubtful accounts of $30,000 in the three months ended September 30, 2006.

GOODWILL
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.

To assist in the process of determining goodwill impairment, we will obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we will perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is part of FASB’s stated goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

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

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are still evaluating the impact that adopting FIN No. 48 will have, if any, on our financial position, cash flows and results of operations.

OVERVIEW

LivePerson is a provider of online conversion solutions. Our hosted software enables companies to identify and proactively engage online visitors—increasing sales, satisfaction and loyalty while reducing service costs.

LivePerson’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions—via chat, email, voice and self-service/knowledgebase—in a cost-effective and secure environment. Blending leading technology, a deep understanding of consumer behavior and industry best practices to create more relevant, compelling and personalized online experiences, LivePerson maximizes the business impact of the online channel.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. We paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which was amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and is being amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $147,000 and $685,000 are included in “Assets - Intangibles, net” on our September 30, 2006 and December 31, 2005 balance sheets, respectively.

In January 2004, we filed a registration statement with the Securities and Exchange Commission to register the resale of up to 500,000 shares of our common stock by Island Data. Our registration of the resale of the shares was required by our agreement with Island Data. The shares registered for resale on the registration statement, but not actually issued to Island Data pursuant to the agreement, were deregistered. We did not receive any proceeds from the sale of the shares of common stock covered by the Island Data registration statement.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost was amortized ratably over a period of 24 months, representing our estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $105,000 are included in “Assets - Intangibles, net” on our September 30, 2006 and December 31, 2005 balance sheets, respectively.

On June 30, 2006, we acquired the customer list of Base Europe, a former reseller of our services. The final purchase price was $233,000. The agreement gives us the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will amortized ratably over a period of 24 months. The net acquisition costs of $204,000 and $0 are included in “Assets - Intangibles, net” on our September 30, 2006 and December 31, 2005 balance sheets, respectively.

On July 18, 2006, we acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2 million shares of LivePerson common stock paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007.

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

Revenue attributable to our monthly service fee accounted for 97% and 95% of total LivePerson services revenue for the three and nine months ended September 30, 2006, respectively 95% and 95% of revenue attributable to our monthly service fee in the three and nine months ended September 30, 2005, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

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

RESULTS OF OPERATIONS

Due to our acquisition of Proficient in July 2006, our acquisition of certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, our acquisition of the NewChannel customer contracts and associated rights in July 2002 and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2006 and 2005 with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue. Total revenue increased by 55% and 45% to $8.9 million and $23.2 million in the three and nine months ended September 30, 2006, respectively, from $5.7 million and $16.0 million in the comparable periods in 2005. This increase is primarily attributable to revenue from new clients, including Proficient clients, of approximately $2.3 million and $5.0 million, respectively, and, to a lesser extent, to increased revenue from existing clients in the amount of approximately $0.9 and $2.3 million, respectively.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 92% and 75% to $2.1 million and $5.2 million in the three and nine months ended September 30, 2006, respectively, from $1.1 million and $3.0 in the comparable periods in 2005. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients, the addition of new clients and the Proficient acquisition in the amount of approximately $544,000 and $1.2 million, respectively, and to increased spending for primary and backup server facilities of approximately $153,000 and $437,000, respectively. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $78,000 and $161,000, respectively. As a result, our gross margin in the three and nine months ended September 30, 2006 decreased to 76% and 77%, respectively, as compared to 81% and 81% in the three and nine months ended September 30, 2005, respectively. Though our cost of revenue increased materially in the three months ended September 30, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact on gross margin is expected to decrease as we continue to integrate Proficient. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 108% and 62% to $1.4 million and $3.3 million in the three and nine months ended September 30, 2006, respectively, from $663,000 and $2.0 million in the comparable periods in 2005. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform and to the Proficient acquisition in the amount of approximately $468,000 and $695,000, respectively. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $142,000 and $372,000, respectively. Though our product development costs increased materially in the three months ended September 30, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact is expected to decrease as we continue to integrate Proficient.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 81% and 76% to $3.1 million and $8.6 million in the three and nine months ended September 30, 2006, respectively, from $1.7 million and $4.9 million in the comparable periods in 2005. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $993,000 and $2.5 million related to our continued efforts to enhance our brand recognition and increase sales lead activity as well as the Proficient acquisition. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $197,000 and $492,000, respectively. Though our sales and marketing costs increased materially in the three months ended September 30, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact is expected to decrease as we continue to integrate Proficient.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 69% and 38% to $1.8 million and $4.7 million in the three and nine months ended September 30, 2006, respectively, from $1.0 million and $3.4 million in the comparable periods in 2005. This increase is primarily attributable to increases in compensation expense in the amount of $187,000 and $270,000, respectively, and to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $140,000 and $555,000, respectively. The increase in the three months ended September 30, 2006 is also related to increases in legal, accounting, insurance and occupancy and related expenses in the amount of $264,000. In the nine months ended September 30, 2006 an increase in legal, insurance, recruitment and occupancy and related expenses of approximately $410,000 was partially offset by a decrease in accounting expenses related to the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act in the amount of approximately $221,000. Though our general and administrative costs increased materially in the three months ended September 30, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact is expected to decrease as we continue to integrate Proficient.

Amortization of Intangibles. Amortization expense was $447,000 and $911,000 in the three and nine months ended September 30, 2006 and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data, FaceTime and Proficient in December 2003, July 2004 and July 2006, respectively. The acquisition costs of FaceTime had been fully amortized as of June 30, 2006, and therefore, there is no amortization expense included in the three months ended September 30, 2006. Amortization expense was $232,000 and $699,000 in the comparable periods in 2005, respectively, and relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $200,000 and $514,000 in the three and nine months ended September 30, 2006 compared to $81,000 and $184,000 in the comparable periods in 2005, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Provision for Income Taxes. Income tax expense was $0 and $0 in the three and nine months ended September 30, 2006 compared to $358,000 and $738,000 in the comparable periods in 2005, respectively. In the nine months ended September 30, 2006, we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero. At September 30, 2005, we had recorded a full valuation allowance against deferred tax assets. The income tax expense for the three and nine months ended September 30, 2005 was attributable to the fact that our federal net operating loss carryforward available for 2005 is related to the exercise of employee stock options. Accordingly, the resulting tax benefit was recorded as an increase in Additional paid-in capital and not as a reduction in income tax expense.

Net Income. We had net income of $257,000 and $957,000 in the three and nine months ended September 30, 2006 compared to $689,000 and $1.4 million for the comparable periods in 2005. Though net income was lower in the comparable periods, revenue was up $3.2 million and $7.2 million and operating expenses were up $4.1 million and $8.7 million, including stock-based compensation expense of $557,000 and $1.6 million related to the adoption of SFAS No. 123(R) in the three and nine months ended September 30, 2006, respectively. This decrease in income from operations was partially offset by an increase in interest income and a decrease in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had approximately $19.8 million in cash and cash equivalents, an increase of $2.7 million from December 31, 2005. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to proceeds from the issuance of common stock in connection with the exercise of stock options by employees offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2006 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by increases in accounts receivable, prepaid expenses and accrued expenses. Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2005 and consisted primarily of net income and non-cash expenses related to the amortization of intangibles and an increase in deferred income taxes, partially offset by decreases in accrued expenses and accounts payable.

Net cash used in investing activities was $285,000 for the nine months ended September 30, 2006 and was due primarily to the purchase of fixed assets, and to a lesser extent, to the acquisition of certain intangible assets offset by cash acquired in the Proficient acquisition. Net cash used in investing activities was $240,000 in the nine months ended September 30, 2005 and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $745,000 and $113,000 for the nine months ended September 30, 2006 and 2005, respectively, and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of September 30, 2006, we had an accumulated deficit of approximately $100.4 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities in New York, Atlanta, Israel and the United Kingdom, and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2006 was approximately $306,000 and $666,000, respectively and approximately $173,000 and $483,000 for the three and nine months ended September 30, 2005, respectively.

As of September 30, 2006, our principal commitments were approximately $4.6 million under various operating leases, of which approximately $432,000 is due in 2006. We do not currently expect that our principal commitments for the year ending December 31, 2006 will exceed $500,000 in the aggregate. Our capital expenditures are not currently expected to exceed $500,000 in 2006. Our contractual obligations at September 30, 2006 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,644	$432	$3,317	$895	$—
Total	$4,644	$432	$3,317	$895	$—

In May 2006, our wholly-owned subsidiary, HumanClick Ltd., entered into a new lease and relocated its offices. The new lease is for approximately 20,000 square feet and is effective for the period October 1, 2006 through September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through September 30, 2006, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended September 30, 2006, we increased our allowance for doubtful accounts by $30,000 to $97,000, due primarily to an increase in the proportion of receivables due from larger corporate clients that typically have longer payment practices, and to a lesser extent, to an increase in accounts receivable as a result of increased sales. During the year ended 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against us and two of our executive officers containing claims related to improper termination of employment. The claim seeks damages of approximately $50 million.

We believe the claims are without merit, and intend to vigorously defend against such claims. However, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of September 30, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time. We carry appropriate levels of insurance for employment related claims but we cannot guarantee that any damages arising from this claim will be covered by this policy.

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

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, negatively impacting our results of operations.

Political, economic and military conditions in Israel could negatively impact our Israeli operations.

Our product development staff, help desk and online sales personnel are located in Israel. As of September 30, 2006, we had 77 full-time employees in Israel and as of December 31, 2005, we had 51 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. On August 14, 2006, a ceasefire was declared relating to that armed conflict, although it is uncertain whether or not the ceasefire will hold. Continued hostilities between Israel and its neighbors and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

LIVEPERSON, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer (duly authorized officer)

Date: November 9, 2006	By:	/s/ TIMOTHY E. BIXBY
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