Form 10-K
period 2006-12-31
LIVEPERSON INC
filed 2007-03-19
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-30141

LIVEPERSON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	13-3861628 (I.R.S. employer identification number)

462 SEVENTH AVENUE, 3rd FLOOR	10018
NEW YORK, NEW YORK
(Address of principal executive offices)	(Zip Code)

(212) 609-4200
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of åaccelerated filer and large accelerated fileræ in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $157,481,624 (computed by reference to the last reported sale price on The Nasdaq Capital Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 2, 2007, 41,471,290 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed not later than April 30, 2007, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2006 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i

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

Overview

LivePerson helps to maximize the business impact of the online channel as a provider of hosted software that enables customers to proactively assist their online visitors. Our proprietary tools and methodology have been proven to increase sales, customer satisfaction and loyalty while reducing customer service costs.

Our fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions — via chat, voice, email and self-service/knowledgebase — in a cost-effective and secure environment.

Since launching its first product in 1998, LivePerson’s hosted interactions between potential buyers and sellers have grown to more than four million per month. This has put LivePerson in a unique position to gain insights into consumer behavior and develop technology enhancements and best practices which together result in a higher rate of conversion of visitors to buyers.

Bridging the gap between visitor traffic and successful online conversions, our solutions deliver measurable return on investment by enabling clients to:

•	improve online conversion rates and reduce abandonment rates by providing customer assistance, including live help on demand;

•	acquire and retain customers across multiple online channels;

•	utilize a more cost-effective means of providing sales assistance and customer service; and

•	increase customer satisfaction, retention and loyalty by offering real-time help online.

More than 5,000 companies, including EarthLink, Hewlett-Packard, Microsoft, Qwest and Verizon, have implemented our solutions to maximize the return on their marketing and E-commerce investments.

As a Software as a Service (SaaS) provider, LivePerson provides solutions on a hosted basis, which offers benefits including low up-front costs; fast implementation; low total cost of ownership (TCO); scalability; cost predictability and relatively effortless upgrades. Fully hosted and maintained by LivePerson, our modular applications can be implemented with little or no client investment in server infrastructure or IT resources.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was initially introduced in November 1998.

Market Opportunity

According to Forrester Research, online sales have experienced a compound annual growth rate (CAGR) of 33 percent since 2002, and online retail will continue to experience double-digit growth in the near term, with online business-to-consumer sales expected to exceed $200 billion in 2009 and grow to more than $270 billion in 2011.

Enabled by greater access to broadband connections, shoppers have transformed online retail into a mainstream channel, co-existing with and supporting traditional brick-and-mortar operations. According to Forrester, consumers have a higher comfort level with technology than ever before, spending more time with their PCs than with other mediums, including television, radio and magazines combined.  Forrester also reports that more than 70 percent of consumers find shopping online easier than through other channels.

These trends continue to draw attention from marketers, who currently spend more than $14 billion online and are expected to increase this spending by 25 percent annually according to Forrester Research. Forrester also states that online advertising is now projected to total $26 billion by 2010. A 2006 study published by Shop.org states that online retailers in the U.S. are converting browsers to buyers at a rate of 2.4 percent - a figure that has remained largely unchanged for several years.

Improving the online shopping experience and increasing conversion rates represents a significant market opportunity. Businesses are realizing the value in adopting solutions that drive customer interaction quality in both pre- and post-sales environments. Forrester reports that Internet and E-commerce initiatives represent the highest priority in spending and that more than 60 percent of retailers surveyed expect their overall technology budgets to increase in 2007.

LivePerson offers a comprehensive Engagement Marketing platform - including chat, voice, and marketing and selling tools - enabled by channel matching technology, rules-based intelligence, advanced analytics, routing and reporting mechanisms. Our solutions enable businesses to identify and engage targeted categories of online visitors, directly influencing consumer buying behavior, improving online conversion rates and driving desired outcomes.

Our technology is complemented by more than eight years of experience in helping companies develop and refine their online engagement strategies. Our products and services also promote prompt first contact resolution, convert service interactions into sales opportunities and reduce call center operating costs. Our growing suite of online conversion solutions, as well as an established base of customers in the financial services, retail, telecommunications, computer software/hardware, automotive and travel/leisure industries, positions us well for continued growth.

The LivePerson Strategy

Our objective is to strengthen our current position as a provider of online conversion solutions. Continuing to develop and refine our engagement marketing platform, which supports real-time sales, marketing and customer service, will enable us to enhance our status and recognition in the marketplace. The key elements of our strategy include:

Strengthening Our Position in Target Markets and Growing Our Recurring Revenue Base. LivePerson intends to extend its market position by significantly increasing its installed client base. We plan to continue to focus primarily on the financial services, retail, telecommunications, computer software/hardware, automotive and travel/leisure industries, as well as the small and midsize business (SMB) sector, as our key target markets. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing clients by collaborating with them to optimize our added value and effectiveness. Broadening our client base will enable us to continue to expand our recurring revenue stream. We also believe that greater exposure of Internet users to our services will create additional demand for real-time sales, marketing and customer service solutions.

Increasing the Value of our Service to our Clients. We regularly add new features and functionality to our services to further enhance value to our clients. Because we manage the server infrastructure, we can make new features available to our clients immediately upon release, without client or end-user installation of software or hardware. We currently offer a suite of reporting, analysis and administrative tools as part of our overall portfolio of services. We will continue to develop more comprehensive tools for appropriate sectors of our client base, while adding further interactive capabilities. We recently added voice capabilities to our platform to extend our value proposition across additional communication channels. With this new voice offering, customers can bridge the gap between their online channel and their call center. We also intend to continue to enhance our ability to capture, analyze and report on the substantial amount of online activity data we collect on behalf of our clients to further our clients’ online strategies. We will also continue to refine additional service offerings that will provide value to our clients, such as more robust consulting and advisory services that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

Continuing to Build Strong Brand Recognition. As a pioneer in online communications and conversion solutions, LivePerson enjoys strong brand recognition and credibility. By strategically targeting decision makers and influencers within key vertical markets, our goal is to generate increased awareness and demand for our broad range of online sales, marketing and service tools. In addition, we have developed relationships with the media and analyst community to reinforce our position and status within the industry. Our brand name is also highly visible to both business users and consumers. When a visitor engages in a text-based chat on a website that offers our real-time technology, our brand name is usually displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

Maintaining our Technological Leadership Position. We are focused on the development of tightly integrated software design and network architecture that is both reliable and scalable. We continue to devote significant resources to technological innovation. Specifically, we plan to continue to expand the features and functionality of our existing services, develop broader applications for our services and create new products and services that will benefit our expanding client base. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in the real-time customer service industry. We regularly monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

Evaluating Strategic Alliances and Acquisitions where Appropriate. We continue to seek opportunities to form strategic alliances with or to acquire other companies that can accelerate our growth or broaden our product offerings. We have successfully integrated several acquisitions over the last seven years. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, online customer service applications to small businesses. In July 2002, we acquired the customer contracts and associated rights of NewChannel, Inc., a provider of proactive online sales services. In December 2003, we acquired certain identifiable assets of Island Data Corporation, a provider of knowledgebase services to large corporate clients. In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc., a provider of real-time communications solutions. In July 2006, we acquired Proficient Systems, Inc., an Atlanta-based provider of hosted proactive chat solutions that help companies generate revenue on their websites.

We have no commitments with respect to any acquisitions or strategic alliances and we are not currently engaged in any material negotiations with respect to these types of opportunities.

Expanding our International Presence. We have translated the user interface for LivePerson services into eighteen languages, including French, German, Italian, Chinese, Japanese and Korean. To strengthen our expansion initiatives in Western Europe, we have established a sales, marketing and client support presence — as well as a local hosting capability — in the United Kingdom. We are evaluating strategies to pursue further international expansion in both Western Europe and the Asia/Pacific region.

Products and Services

LivePerson’s suite of products support and manage all online customer interactions — chat, email and self-service/knowledgebase — from a single, unified agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a relevant, timely, personalized and seamless customer experience. In addition to product offerings, LivePerson provides professional services to support the complete deployment of our enterprise solutions.

Timpani Sales and Marketing

Timpani Sales and Marketing combines online site traffic monitoring software with a sophisticated rules engine to enable LivePerson clients to proactively engage website visitors. The product enables clients to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. The intelligent and proactive solution identifies website visitors who demonstrate the highest propensity to buy and engages them, in real time with relevant content and offers, helping to achieve the online outcomes desired by our clients.

Timpani Contact Center

Timpani Contact Center provides online customer support capability via a unified, multi-channel interface comprised of chat, voice, email and self-service knowledgebase. The product enables clients to improve service quality, increase agent productivity and facilitate first-contact resolution by streamlining customer interactions across all online channels, while reducing service costs. By integrating all interactions, this comprehensive solution supplies a unified customer history, enabling organizations to deliver service consistency and continuity to customers. Timpani Contact Center is comprised of Timpani Chat, Timpani Voice, Timpani Email and Timpani Self-Service:

•
Timpani Chat. Timpani Chat enhances customer service with live support, while reducing interaction costs and churn. A real-time service, it strengthens customer loyalty and increases satisfaction levels while improving agent productivity and lowering service costs. The solution’s single agent desktop promotes multi-tasking and includes productivity tools that speed time to resolution.

•
Timpani Voice. Timpani Voice is an enterprise click-to-talk solution that helps E-commerce organizations proactively address consumer buying concerns and increase conversions from website visitors. Leveraging real-time analytics and business rules, Timpani Voice identifies targeted visitor segments while those visitors are online and establishes an immediate connection with telephone agents, bypassing conventional voice recognition and automated phone menu options.

•
Timpani Email. Timpani Email efficiently manages inbound email traffic and Web form queries while improving customer satisfaction and increasing agent productivity. This extensive email management solution funnels all messages through an automated process that evaluates the business requirement and triggers a related action — such as generating an auto-response, routing to an agent queue, deleting spam or escalating to another channel — for each message.

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

LivePerson Pro

LivePerson Pro enables SMBs to increase online sales and improve customer service with live chat. This economical solution supplies both real-time monitoring tools, which are used to determine the effectiveness of online marketing campaigns and to identify visitors who are responding, and geolocation, which facilitates cross-sell/up-sell opportunities and prevents fraud.

LivePerson Contact Center

LivePerson Contact Center enables SMBs to improve agent productivity, lower service costs and increase customer satisfaction. Developed for SMBs, the solution manages all communications, including live chat, voice, email, self-service and telephone logs, from an easy-to-use, all-in-one platform.

Professional Services

Our Professional Services team uses a comprehensive, customer-focused methodology to develop high-quality solutions, delivering significant results and providing a competitive advantage to our enterprise clients. Dedicated members of the Professional Services team work hand-in-hand with client teams to analyze online Web processes, develop an optimal deployment strategy, train contact center agents and implement ongoing performance management systems to deliver desired business results.

As part of these value-added professional services offerings, we recently launched the LivePerson Center of Excellence (CoE). The CoE captures best practices from over 250 large enterprise deployments and turns them into valuable insight for all clients and team members to leverage. In addition to establishing a central repository for critical information assets — including performance benchmarks, knowledge, deployment methodology, training materials and industry vertical best practices — the CoE streamlines application rollout, accelerates implementation and creates a scalable, replicable production environment to improve the performance of online sales and service initiatives.

Clients

Our client base includes Fortune 1000 companies, dedicated Internet businesses and a broad range of online merchants. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on the financial services, retail, telecommunications, computer software/hardware, automotive and travel/leisure industries, as well as the SMB sector, as our key target markets.

The following is a representative list of clients among those generating at least $100,000 in revenue during 2006:

Apple	EarthLink	NETELLER
AT&T	eLuxury.com	Overstock.com
Bank of America	FXCM (Forex Capital Markets)	QVC
Bell Canada	Hewlett-Packard	Qwest
Bell South	Intel	Rackspace
Cingular Wireless	Kaplan Education	SunTrust Banks
Citibank Home Equity	Maersk	Verizon
Computer Associates	Microsoft	Washington Mutual

Sales and Marketing

Sales

We sell our products and services by leveraging a common methodology through both direct and indirect sales channels:

•
Direct Sales. Our sales process focuses on how our solutions and domain expertise deliver financial and operational value that support our clients’ strategic initiatives. The Timpani Sales and Marketing value proposition is targeted to business executives whose primary responsibility is to maximize online customer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value. The value proposition for Timpani Contact Center is designed to appeal to professionals who hold top- and bottom-line responsibility for customer service and technical support functions within their organization. Timpani Contact Center, primarily our Proactive Service Chat solution, enables these organizations to provide effective customer service using the online channel while deflecting costly phone calls and shifting service interactions to more cost efficient channels. Whether we typically engage with individuals or teams responsible for online sales or service, LivePerson’s Timpani platform supports any organization with a companywide strategic initiative to improve the overall online customer experience.

Our sales methodology begins with in-depth research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective client. We then present an analytical review detailing how our solutions and industry expertise can impact these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment (ROI), we transition to an account management program that enables ongoing client success.

•
Indirect Sales. Our New Markets sales organization is focused on developing partnerships with call centers and industry vertical channels to generate revenues outside the focus of the direct sales team. This organization also provides leverage to the direct team with strategic partnerships that allow us to extend our core solution offering and increase our value proposition. By maximizing market coverage via partners who provide complementary products and services, we believe this channel will increase our revenue opportunities and accelerate market penetration without incurring the traditional costs associated with direct sales.

Client Support

Our Professional Services group provides deployment support to enterprise clients and maintains involvement throughout the engagement lifecycle. All LivePerson clients have access to 24/7 help desk services through chat, email and phone, while larger clients are assigned account managers for ongoing support and process improvement.

Marketing

Our marketing efforts are organized around the needs, trends and characteristics of our existing and prospective client base. Our deep relationship with existing clients fosters continuous feedback, thereby allowing us to develop and refine marketing programs for specific industry segments. We market our products and services to executives with profit and loss (P&L) responsibility for the online sales channel and customer service operations with a focus on the financial services, retail, telecommunications, computer software/hardware, automotive and travel/leisure industries, as well as SMBs. Our integrated marketing strategy includes lead generation campaigns to reach potential and existing clients using mediums such as online initiatives, advertising, direct mail, and industry- and category-specific tradeshows and events.

Our marketing strategy also encompasses public relations programs. As a result of relationships developed with the media and analyst community, we gain positive press and editorial coverage. Other initiatives include securing speaking opportunities and bylined articles featuring key executives, which helps raise LivePerson’s profile and reinforce our position as an industry leader.

Competition

The market for online sales, marketing and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Although few technological barriers to enter this market exist, we believe that our long-standing relationships with clients, particularly at the enterprise level, differentiates us from new entrants into the market. This differentiation is comprised mainly of our depth of experience in data analysis, agent training and online marketing optimization. Additional barriers to entry include the ability to design and build scalable software and, with respect to outsourced solution providers, the ability to design, build and manage a scalable network infrastructure.

LivePerson competes directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces significant competition from online interaction solution providers, including Software as a Service providers RightNow Technologies, Art Technology Group and Instant Service. While the online conversion market that Timpani Sales and Marketing addresses is fragmented, LivePerson faces potential competition from Web analytics and online marketing service providers such as WebSideStory and Omniture. The most significant barriers to entry in this market are knowledge of:

•	online consumer purchasing habits;

•	methodologies to correctly engage customers;

•	metrics proving return on investment; and

•	technology innovation opportunities.

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

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make more attractive offers to businesses to induce them to use their products or services.

Technology

Three key technological features distinguish the LivePerson services:

•
Our clients are supported by a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, third-party server center in the Eastern United States and are supported by a backup server facility located in the Southwestern United States. In Europe, our primary servers are hosted in a fully-secured, third-party server center in London.

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

As a Software as a Service provider, we focus on the development of tightly integrated software design and network architecture. We dedicate significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

Software Design. Our software design is based on client-server architecture. As a Software as a Service provider, our clients install only the LivePerson software client (Windows or Java-based) on their operators’ workstations. Visitors to our clients’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our clients’ operators or to use the LivePerson services.

Our software design is also based on open standards. These standard protocols facilitate integration with our clients’ legacy and third-party systems, and include:

•	Java

•	XML (Extensible Mark-up Language)

•	HTML (Hypertext Mark-up Language)

•	SQL (Structured Query Language)

•	HTTP (Hypertext Transfer Protocol)

Network Architecture. The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a third party server center with redundant network connections, servers and other infrastructure, ensuring minimal downtime. Our backup server infrastructure housed at a remote location provides each primary hosting facility with effective disaster recovery capability. For increased security, we use advanced firewall architecture and industry encryption standards. We also enable our clients to further encrypt their sensitive data using industry standard encryption algorithms.

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

Intellectual Property and Proprietary Rights

We rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants, clients, potential clients and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Employees

As of March 5, 2007, we had 178 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

Website Access to Reports

We make available, free of charge, on our website (www.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of losses, we had an accumulated deficit of $99.2 million as of December 31, 2006 and we may incur losses in the future.

Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses of $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $2.1 million for the year ended December 31, 2004, $2.5 million for the year ended December 31, 2005 and $2.2 million for the year ended December 31, 2006. As of December 31, 2006, our accumulated deficit was approximately $99.2 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

Our quarterly revenue and operating results are subject to significant fluctuations, which may adversely affect the trading price of our common stock.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	continued adoption by companies doing business online of real-time sales, marketing and customer service solutions;

•	our clients’ business success;

•	our clients’ demand for our services;

•	our ability to attract and retain clients;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new services by us or our competitors; and

•	changes in our pricing policies or the pricing policies of our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.

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

The market for online sales, marketing and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Although we believe that our long-standing relationships with clients, particularly at the enterprise level, differentiates us from new entrants into the market, established or new entities may enter this market in the near future, including those that provide real-time interaction online, with or without the user’s request.

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including Software as a Service providers RightNow Technologies, Art Technology Group and Instant Service. While the online conversion market that Timpani Sales and Marketing addresses is fragmented, we face potential competition from Web analytics and online marketing service providers such as WebSideStory and Omniture. The most significant barriers to entry in this market are knowledge of:

•	online consumer purchasing habits;

•	methodologies to correctly engage customers;

•	metrics proving return on investment; and

•	technology innovation opportunities.

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

Finally, we compete with clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

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

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

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

The success of the LivePerson services depends in part on our clients’ online services as well as the Internet connections of visitors to their websites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which have resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service. The LivePerson services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by the LivePerson services, our clients or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

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

Failure to license necessary third party software for use in our products and services, or failure to successfully integrate third party software, could cause delays or reductions in our sales, or errors or failures of our service.

We license third party software that we plan to incorporate into our products and services. In the future, we might need to license other software to enhance our products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third party technology, we could experience a reduction in functionality and/or errors or failures of our products, which may reduce demand for our products and services.

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Our clients may experience adverse business conditions that could adversely affect our business.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. In addition, as a result of these conditions, our clients, in particular our Internet-related clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. We did not write off any accounts during 2006. During 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005.

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

For example, as of January 1, 2006 we were required to adopt the provisions of SFAS No. 123 (revised 2004), “Share Based Payment,” causing us to expense employee stock options. This change decreased our net income per share by $0.05 for the full year 2006 and we expect that it will decrease our net income per share by $0.08 and $0.02, for the full year 2007 and the first quarter of 2007, respectively. This impact may change based upon additional stock option grants, if any, methodology refinement or other factors.

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

In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, we have recently established a sales, marketing and client support presence in the United Kingdom in support of expansion efforts into Western Europe, and have integrated the United Kingdom operations of Proficient Systems into that office. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

Our reputation depends, in part, on factors which are entirely outside of our control.

Our services typically appear as a LivePerson-branded, Timpani-branded or a custom-created icon on our clients’ websites. The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees. As a result, we have no way of controlling the actions of these operators. In addition, an Internet user may not know that the operator is an employee or agent of our client, rather than a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our services depend on the prominent placement of the icon on the client’s website, over which we also have no control.

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

Further, to the extent that the invention described in any U.S. patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret, trademark and other common law in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

We are subject to the risk of claims alleging infringement of third-party proprietary rights. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

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

Our product development staff, help desk and online sales personnel are located in Israel. As of December 31, 2006, we had 80 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Continued hostilities between Israel and its neighbors and any failure to settle the conflict could adversely affect our operations in Israel and our business. Further deterioration of the situation might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

As a result of collecting data from live online Internet user dialogues, our clients may be able to analyze the commercial habits of Internet users. Privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our clients may be harmed by any laws or regulations that restrict the ability to collect or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has adopted legislation which governs the collection and use of certain personal information. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients’ ability to collect and use information about their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 35.6% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

We currently lease approximately 17,000 square feet at our headquarters location in New York City, under a lease expiring in October 2011.

Our wholly-owned subsidiary, HumanClick Ltd., maintains offices in Raanana, Israel of approximately 20,000 square feet, under leases expiring in October 2009.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 6,000 square feet, under a lease expiring in April 2010.

ITEM 3.	LEGAL PROCEEDINGS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against us and two of our executive officers containing claims related to improper termination of employment. The claim seeks damages of approximately $50 million. We believe the claims are without merit, and intend to vigorously defend against such claims. However, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of December 31, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time. We carry appropriate levels of insurance for employment related claims but we cannot guarantee that any damages arising from this claim will be covered by this policy.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The Nasdaq Capital Market tier (known as The Nasdaq SmallCap Market until September 27, 2005) of The Nasdaq Stock Market under the symbol LPSN. The Nasdaq Stock Market became operational as a stock exchange on August 1, 2006. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The Nasdaq Capital Market or The Nasdaq SmallCap Market:

	High	Low
Year ended December 31, 2005:
First Quarter	$3.23	$2.29
Second Quarter	$3.30	$2.24
Third Quarter	$4.10	$2.83
Fourth Quarter	$5.71	$3.79

Year ended December 31, 2006:
First Quarter	$7.42	$5.13
Second Quarter	$7.84	$4.05
Third Quarter	$6.00	$3.70
Fourth Quarter	$6.00	$4.27

HOLDERS

As of March 5, 2007, there were approximately 154 holders of record of our common stock.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any of our securities during any month within the quarter ended December 31, 2006.

STOCK PERFORMANCE GRAPH

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

Notes:

(1) The graph covers the period from December 31, 2001 to December 31, 2006.

(2) The graph assumes that $100 was invested at the market close on December 31, 2001 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

(3) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Stock Performance Graph is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes, except to the extent that the Company specifically incorporates such information by reference into a previous or future filing, or specifically requests that such information be treated as soliciting material, in each case under those statutes.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2004, 2003 and 2002 and the related statements of operations for the years ended December 31, 2003 and 2002 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$33,521	$22,277	$17,392	$12,023	$8,234

Operating expenses:
Cost of revenue (1)	7,621	4,297	2,888	2,028	1,604
Product development (1)	5,062	2,699	2,000	1,641	1,283
Sales and marketing (1)	11,864	6,975	5,183	3,555	2,177
General and administrative (1)	6,542	4,458	4,456	3,610	3,176
Amortization of goodwill and intangibles	1,383	931	792	1,014	357
Restructuring and impairment charges	—	—	—	1,024	1,186
Total operating expenses	32,472	19,360	15,319	12,872	9,783

Income (loss) from operations	1,049	2,917	2,073	(849)	(1,549)

Other income (expense):
Other expense	—	—	—	(8)	—
Interest income	715	300	77	41	126
Interest expense	—	—	—	—	(10)
Total other income, net	715	300	77	33	116

Income (loss) before cumulative effect of accounting change	1,764	3,217	2,150	(816)	(1,433)
Cumulative effect of accounting change (2)	—	—	—	—	(5,338)
Income (loss) before provision for income taxes	1,764	3,217	2,150	(816)	(6,771)
(Benefit from) provision for income taxes	(438)	675	58	—	—
Net income (loss) attributable to common stockholders	$2,202	$2,542	$2,092	$(816)	$(6,771)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.06	$0.07	$0.06	$(0.02)	$(0.04)
Cumulative effect of accounting change	—	—	—	—	(0.16)
Net income (loss)	$0.06	$0.07	$0.06	$(0.02)	$(0.20)

Diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.05	$0.06	$0.05	$(0.02)	$(0.04)
Cumulative effect of accounting change	—	—	—	—	(0.16)
Net income (loss)	$0.05	$0.06	$0.05	$(0.02)	$(0.20)

Weighted average shares outstanding used in basic net income (loss) per common share calculation	39,680,182	37,557,722	37,263,378	34,854,802	34,028,702

Weighted average shares outstanding used in diluted net income (loss) per common share calculation	43,345,232	39,885,328	39,680,304	34,854,802	34,028,702

(1)	For the year ended December 31, 2006, includes stock-based compensation expense related to the adoption of SFAS No. 123(R).

(2)	Cumulative effect of accounting change relates to the impairment of the carrying value of goodwill.

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,729	$17,117	$12,425	$10,898	$8,004
Working capital	19,233	15,668	11,283	8,486	6,137
Total assets	43,315	21,426	17,150	13,537	10,837
Total stockholders’ equity	34,549	17,213	13,554	9,336	7,888

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

LivePerson helps to maximize the business impact of the online channel as a provider of hosted software that enables customers to proactively assist their online visitors. Our proprietary tools and methodology have been proven to increase sales, customer satisfaction and loyalty while reducing customer service costs.

Our fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions — via chat, voice, email and self-service/knowledgebase — in a cost-effective and secure environment.

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

We record revenue based upon the monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. We recognize monthly service fees as services are provided. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize professional service fees upon completion and customer acceptance of key milestones within each professional services engagement. Professional services to date have not been significant.

In the past, certain of our larger clients, who required more sophisticated implementation and training, may have paid an initial non-refundable set-up fee. This fee was intended to recover certain costs (principally customer service, training and other administrative costs) prior to deployment of the LivePerson services. As of December 31, 2006, we had approximately $3,000 of unamortized deferred set-up fees which are expected to be recognized ratably through March 2007.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the year December 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of December 31, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.33 years.

Accounts Receivable

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2006, 2005 and 2004. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2006 or 2005. Accounts receivable at December 31, 2006 increased by approximately 136%, net of the Proficient acquisition, compared to December 31, 2005, due primarily to an increase in the proportion of receivables due from larger corporate clients that typically have longer payment practices. This increase and the acquisition of Proficient resulted in an increase in our allowance for doubtful accounts of $38,000 in the year ended December 31, 2006.

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

Use of Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN No. 48 is not expected to have a material impact on our financial position, cash flows and results of operations.

Overview

LivePerson helps to maximize the business impact of the online channel as a provider of hosted software that enables customers to proactively assist their online visitors. Our proprietary tools and methodology have been proven to increase sales, customer satisfaction and loyalty while reducing customer service costs.

Our fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. Our technology supports and manages key online interactions — via chat, voice, email and self-service/knowledgebase — in a cost-effective and secure environment.

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

In December 2003, we acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to us. We paid approximately $370,000 in cash, and issued 370,894 shares of our common stock, in connection with the acquisition. The total acquisition costs were approximately $2.1 million. Of the total purchase price, we have allocated approximately $65,000 to non-compete agreements which was amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase price has been allocated to customer contracts and was amortized over a period of 36 months, representing our current estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $685,000 are included in “Assets - Intangibles, net” on our December 31, 2006 and December 31, 2005 balance sheets, respectively.

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

In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to us. The purchase price was based in part on future revenue generated by us from the former FaceTime client base. The total acquisition costs were approximately $394,000. The total acquisition cost was amortized ratably over a period of 24 months, representing our estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $105,000 are included in “Assets - Intangibles, net” on our December 31, 2006 and December 31, 2005 balance sheets, respectively.

On June 30, 2006, we acquired the customer list of Base Europe, a former reseller of our services. The purchase price was $233,000. The agreement gives us the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will be amortized ratably over a period of 24 months. The net acquisition costs of $175,000 and $0 are included in “Assets - Intangibles, net” on our December 31, 2006 and December 31, 2005 balance sheets, respectively.

On July 18, 2006, we acquired Proficient Systems, Inc., a provider of hosted proactive chat solutions that help companies generate revenue on their websites. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2 million shares of LivePerson common stock paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007.

In August 2006, we filed a registration statement with the Securities and Exchange Commission that included the registration of the resale of up to 4,050,000 shares of our common stock by the former shareholders of Proficient Systems, Inc. Our registration of the resale of the shares by the Proficient Systems shareholders was required by our agreement with Proficient Systems. The shares registered for resale on the registration statement, but not actually issued to Proficient Systems shareholders pursuant to the agreement, are expected to be deregistered. We will not receive any proceeds from the sale of the shares of common stock covered by the August 2006 registration statement.

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

Revenue attributable to our monthly service fee accounted for 95%, 95% and 96% of total LivePerson services revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. We recognize monthly service fees and professional service fees as services are provided. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

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

During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. During 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2006, 2005 and 2004 consist of:

	2006	2005	2004
	(in thousands)
Stock-based compensation expense related to SFAS No. 123(R)	$2,180	$—	$—
May 2004 warrant granted for investor relations services (discussed below)	—	—	246
Total	$2,180	$—	$246

In December 2002, we issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the exercise price may be paid by canceling a portion of the warrant. As of December 31, 2006, the warrant was fully vested and remained outstanding to purchase up to 124,500 shares of common stock.

In May 2004, we issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. Some or all of the exercise price may be paid by canceling a portion of the warrant. As of December 31, 2006, the warrant was fully vested and remained outstanding to purchase 63,750 shares of common stock. We recorded non-cash compensation expense of $246,000 related to this warrant during 2004.

Results of Operations

Due to our acquisition of Proficient in July 2006, certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, and our limited operating history, we believe that comparisons of our 2006, 2005 and 2004 operating results with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Revenue. Total revenue increased by 50% to $33.5 million for the year ended December 31, 2006, from $22.3 million for the year ended December 31, 2005. This increase is primarily attributable to revenue from new clients, including Proficient clients, of approximately $8.1 million, and, to a lesser extent, to increased revenue from existing clients in the amount of approximately $3.0 million and an increase in professional services revenue of approximately $618,000.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 77% to $7.6 million in 2006, from $4.3 million in 2005. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients, the addition of new clients and the Proficient acquisition in the amount of approximately $1.7 million and to increased spending for primary and backup server facilities of approximately $663,000. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $228,000. As a result, our gross margin in the year ended December 31, 2006 decreased to 77% as compared to 81% in the year ended December 31, 2005. Though our cost of revenue increased materially in the year ended December 31, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact on gross margin is expected to decrease as we continue to integrate Proficient. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 88% to $5.1 million in 2006, from $2.7 million in 2005. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform and to the Proficient acquisition in the amount of approximately $1.6 million. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $537,000. Though our product development costs increased materially in the year ended December 31, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact is expected to decrease as we continue to integrate Proficient.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 70% to $11.9 million in 2006, from $7.0 million in 2005. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $3.4 million related to our continued efforts to enhance our brand recognition and increase sales lead activity as well as the Proficient acquisition, and to a lesser extent, to increases in travel and related expenses for our sales personnel in the amount of approximately $484,000. The increase is also attributable to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $680,000. Though our sales and marketing costs increased materially in the year ended December 31, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact is expected to decrease as we continue to integrate Proficient.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 47% to $6.5 million in 2006, from $4.5 million in 2005. This increase is primarily attributable to increases in compensation expense in the amount of $556,000 and to stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $735,000. The increase is also related to increases in legal, recruiting, insurance and occupancy and related expenses in the amount of $810,000, which was partially offset by a decrease in accounting expenses related to the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act in the amount of approximately $298,000. Though our general and administrative costs increased materially in the year ended December 31, 2006, a significant portion of this impact was driven by the Proficient acquisition. This impact is expected to decrease as we continue to integrate Proficient.

Amortization of Intangibles. Amortization expense was $1.4 million and $931,000 in the years ended December 31, 2006 and 2005, respectively. Amortization expense in 2006 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data, FaceTime and Proficient in December 2003, July 2004 and July 2006, respectively. Amortization expense in 2005 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $715,000 and $300,000 in 2006 and 2005, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Benefit from (Provision for) Income Taxes. Benefit from income taxes was $438,000 in 2006 and income tax expense was $675,000 in 2005. In 2006, we released a portion of our valuation allowance against deferred tax assets resulting in a benefit of approximately $538,000 which was partially offset by foreign income tax expense of $100,000. At December 31, 2005, we had recorded a full valuation allowance against deferred tax assets. Our income tax expense in 2005 was primarily attributable to the fact that our federal net operating loss carryforward available for 2005 was related to the exercise of employee stock options. Accordingly, the resulting tax benefit was recorded as an increase in Additional paid-in capital and not as a reduction in income tax expense.

Net Income. We had net income of $2.2 million in 2006 compared to net income of $2.5 million in 2005. Though net income was lower in year ended December 31, 2006 compared to 2005, revenue was up $11.2 million and operating expenses were up $13.1 million, including stock-based compensation expense of $2.2 million related to the adoption of SFAS No. 123(R) in the year ended December 31, 2006 compared to 2005. This decrease in income from operations was partially offset by an increase in interest income and a decrease in income tax expense.

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

Liquidity And Capital Resources

As of December 31, 2006, we had $21.7 million in cash and cash equivalents, an increase of $4.6 million from December 31, 2005. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $4.6 million in the year ended December 31, 2006 and consisted of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by increases in accounts receivable and prepaid expenses. Net cash provided by operating activities was $4.6 million in the year ended December 31, 2005 and consisted of net income and non-cash expenses related to the amortization of intangibles, depreciation and income taxes partially offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $1.0 million in the year ended December 31, 2006 and was due to the purchase of fixed assets and our acquisitions of the Base Europe customer list and Proficient. Net cash used in investing activities was $362,000 in the year ended December 31, 2005 and was due to the purchase of fixed assets.

Net cash provided by financing activities was $989,000 in the year ended December 31, 2006 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $451,000 in the year ended December 31, 2005 and was attributable to proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2006, we had an accumulated deficit of approximately $99.2 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2006 and 2005 was approximately $1.1 million and $658,000, respectively.

As of December 31, 2006, our principal commitments were approximately $4.8 million under various operating leases, of which approximately $1.4 million is due in 2007. We do not currently expect that our principal commitments for the year ending December 31, 2007 will exceed $2.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $1.0 million in 2007. Our contractual obligations at December 31, 2006 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,818	$1,441	$3,044	$333	$—
Total	$4,818	$1,441	$3,044	$333	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through December 31, 2006, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. We did note write off any accounts during 2006. During 2005, we increased our allowance for doubtful accounts by $30,000 to approximately $84,000, principally due to an increase in accounts receivable as a result of increased sales, and we wrote off approximately $17,000 of previously reserved accounts, leaving a net allowance of $67,000 at December 31, 2005.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (“LivePerson, Inc.”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(l) to the consolidated financial statements, effective January 1, 2006, LivePerson, Inc. adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, as revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LivePerson, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LivePerson, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of LivePerson, Inc. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, LivePerson, Inc. and subsidiaries’ results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 16, 2005

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$21,729	$17,117
Accounts receivable, less allowance for doubtful accounts of $105 and $67, in 2006 and 2005, respectively	4,269	1,727
Prepaid expenses and other current assets	1,317	591
Total current assets	27,315	19,435
Property and equipment, net	1,124	575
Intangibles, net	2,640	790
Goodwill	9,673	—
Deferred tax assets, net	1,580	—
Security deposits	299	180
Other assets	684	446
Total assets	$43,315	$21,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$813	$346
Accrued expenses	3,754	1,803
Deferred revenue	3,256	1,618
Deferred tax liabilities, net	259	—
Total current liabilities	8,082	3,767
Other liabilities	684	446

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 41,078,156 shares issued and outstanding at December 31, 2006; 37,979,271 shares issued and outstanding at December 31, 2005	41	38
Additional paid-in capital	133,693	118,556
Accumulated deficit	(99,179)	(101,381)
Accumulated other comprehensive loss	(6)	—
Total stockholders’ equity	34,549	17,213
Total liabilities and stockholders’ equity	$43,315	$21,426

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$33,521	$22,277	$17,392

Operating expenses:
Cost of revenue	7,621	4,297	2,888
Product development	5,062	2,699	2,000
Sales and marketing	11,864	6,975	5,183
General and administrative	6,542	4,458	4,456
Amortization of intangibles	1,383	931	792
Total operating expenses	32,472	19,360	15,319
Income from operations	1,049	2,917	2,073

Interest income	715	300	77
Income before provision for income taxes	1,764	3,217	2,150
Benefit from (provision for) income taxes	438	(675)	(58)
Net income	2,202	2,542	2,092
Basic net income per common share	$0.06	$0.07	$0.06
Diluted net income per common share	$0.05	$0.06	$0.05

Weighted average shares outstanding used in basic net income per common share calculation	39,680,182	37,557,722	37,263,378

Weighted average shares outstanding used in diluted net income per common share calculation	43,345,232	39,885,328	39,680,304

Net income for the year ended December 31, 2006 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $2,180. There was no stock-based compensation in the years ended December 31, 2005 and 2004 because the Company was not required to adopt SFAS No. 123(R) until January 1, 2006. Pro forma net income including stock-based compensation expense as disclosed in the notes to the Consolidated Financial Statements for the years ended December 31, 2005 and 2004 was $487 and $784, respectively, and $0.01 and $0.02 per diluted common share, respectively. See note 1(l).

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive loss	Total
	Shares	Amount
Balance at December 31, 2003	36,816,415	$36	$115,315	$—	$(106,015)	$—	$9,336
Issuance of common stock upon exercise of stock options and warrants	193,423	—	122	—	—	—	122
Issuance of common stock related to asset acquisition	370,894	1	1,749	—	—	—	1,750
Deferred stock based compensation	—	—	246	(246)	—	—	—
Amortization of deferred compensation	—	—	—	246	—	—	246
Tax benefit from exercise of employee stock options	—	—	8	—	—	—	8
Net income	—	—	—	—	2,092	—	2,092
Balance at December 31, 2004	37,380,732	37	117,440	—	(103,923)	—	13,554
Issuance of common stock upon exercise of stock options and warrants	598,539	1	450	—	—	—	451
Tax benefit from exercise of employee stock options	—	—	666	—	—	—	666
Net income	—	—	—	—	2,542	—	2,542
Balance at December 31, 2005	37,979,271	38	118,556	—	(101,381)	—	17,213
Issuance of common stock in connection with Proficient acquisition	1,960,711	2	9,927	—	—	—	9,929
Issuance of common stock upon exercise of stock options and warrants	1,138,174	1	988	—	—	—	989
Stock-based compensation	—	—	2,180	—	—	—	2,180
Tax benefit from exercise of employee stock options	—	—	2,042	—	—	—	2,042
Net income	—	—	—	—	2,202	—	2,202
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Comprehensive income							2,196
Balance at December 31, 2006	41,078,156	$41	$133,693	$—	$(99,179)	$(6)	$34,549

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,202	$2,542	$2,092
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense, net	2,180	—	246
Depreciation	555	171	217
Loss on disposal of fixed assets	111	—	—
Amortization of intangibles	1,383	931	792
Provision for doubtful accounts, net	38	30	30
Deferred income taxes	(2,581)	666	8

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,329)	(116)	(432)
Prepaid expenses and other current assets	(629)	(116)	(157)
Security deposits	(54)	(14)	(37)
Other assets and liabilities	—	—	19
Accounts payable	293	84	146
Accrued expenses	665	137	(911)
Deferred revenue	771	288	54
Net cash provided by operating activities	2,605	4,603	2,067

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(652)	(362)	(260)
Acquisition of Base Europe customer list	(233)	—	(8)
Acquisition of Proficient, net of cash acquired	(133)	—	—
Acquisition of FaceTime customer contracts	—	—	(394)
Net cash used in investing activities	(1,018)	(362)	(662)

Cash flows from financing activities:
Excess tax benefit from the exercise of employee stock options	2,042	—	—
Proceeds from issuance of common stock in connection with the exercise of options and warrants	989	451	122
Net cash provided by financing activities	3,031	451	122
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	—	—
Net increase in cash and cash equivalents	4,612	4,692	1,527
Cash and cash equivalents at the beginning of the year	17,117	12,425	10,898
Cash and cash equivalents at the end of the year	$21,729	$17,117	$12,425

Supplemental disclosures:
Cash paid during the year for income taxes:	—	18	88

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2006, 1,960,711 shares of common stock, valued at $9,929, were issued in connection with the acquisition of Proficient Systems, Inc. on July 18, 2006.

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

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson helps to maximize the business impact of the online channel as a provider of hosted software that enables customers to proactively assist their online visitors. The Company’s proprietary tools and methodology have been proven to increase sales, customer satisfaction and loyalty while reducing customer service costs.

The Company’s fully-integrated multi-channel communications platform, Timpani, facilitates real-time sales, marketing and customer service. The Company’s technology supports and manages key online interactions — via chat, voice, email and self-service/knowledgebase — in a cost-effective and secure environment.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand names Timpani and LivePerson, which is conducted within one operating segment. Headquartered in New York City, the Company’s product development staff, help desk and online sales support are located in Israel. The Company also maintains satellite sales offices in Atlanta and the United Kingdom.

(b)	Principles of Consolidation

The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.

(e)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2006, 2005 and 2004 was $555, $171, and $217, respectively, and was recorded in Cost of revenue and General and administrative expense for each year.

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

The Company records revenue based upon the monthly fee charged for the LivePerson services, provided that no significant Company obligations remain and collection of the resulting receivable is probable. The Company recognizes monthly service fees as services are provided. The Company’s service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. The Company recognizes professional service fees upon completion and customer acceptance of key milestones within each the professional services engagement. Professional services to date have not been significant.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

In the past, certain of the Company’s larger clients, who required more sophisticated implementation and training, may have paid an initial non-refundable set-up fee. This fee was intended to recover certain costs (principally customer service, training and other administrative costs) prior to deployment of the LivePerson services. As of December 31, 2006, we had approximately $3 of unamortized deferred set-up fees which are expected to be recognized ratably through March 2007.

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

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $1,093, $1,223, and $902 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2006 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2006, 2005 or 2004. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2006 or 2005.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(l)	Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the year ended December 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the year ended December 31, 2006:

December 31, 2006
Cost of revenue	$228
Product development expense	537
Sales and marketing expense	680
General and administrative expense	735
Total stock based compensation included in operating expenses	$2,180

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The per share weighted average fair value of stock options granted during the year ended December 31, 2006 was $3.21. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

December 31, 2006
Dividend yield	0.0%
Risk-free interest rate	4.8%
Expected life (in years)	4
Historical volatility	77.0%

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

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below for 2005 and 2004, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the years ended December 31, 2005 and 2004 would have decreased to the pro forma amount presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

	Year Ended December 31,
	2005	2004
Net income as reported	$2,542	$2,092
Add: Stock-based compensation expense included in net income as reported	—	—
Deduct: Pro forma stock-based compensation cost	(2,055)	(1,308)
Pro forma net income	$487	$784

Basic net income per common share:
As reported	$0.07	$0.06
Pro forma	$0.01	$0.02

Diluted net income per common share:
As reported	$0.06	$0.05
Pro forma	$0.01	$0.02

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The per share weighted average fair value of stock options granted during 2005 and 2004, was $2.25 and $2.04, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004: dividend yield of zero percent for all years; risk-free interest rates of 4.3% and 4.6%, respectively; and expected life of five years for all years. During 2005 and 2004, the Company used a volatility factor of 82% and 89%, respectively.

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2006, approximately 11,759,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2006).

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	1,238,000	$5.26
Options exercised	(1,138,174)	$0.88
Options cancelled	(384,375)	$2.65
Options outstanding at December 31, 2006	8,015,504	$2.78
Options exercisable at December 31, 2006	4,754,754	$2.07

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $5.3 million. The total intrinsic value of options exercisable at December 31, 2006 was approximately $15.0 million. The total intrinsic value of options expected to vest is approximately $4.6 million.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	3,827,250	$1.65
Granted	1,238,000	$5.26
Vested	(1,532,625)	$2.25
Cancelled	(271,875)	$3.24
Nonvested Shares at December 31, 2006	3,260,750	$3.81

As of December 31, 2006, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.33 years.

(m)	Basic and Diluted Net Income Per Share

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

Diluted net income per common share for the year ended December 31, 2006 includes the effect of options to purchase 6,052,379 shares of common stock with a weighted average exercise price of $1.91 and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the year ended December 31, 2006 does not include the effect of options to purchase 1,963,125 shares of common stock. Diluted net income per common share for the year ended December 31, 2005 includes the effect of options to purchase 7,255,292 shares of common stock with a weighted average exercise price of $1.51 and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the year ended December 31, 2005 does not include the effect of options to purchase 1,044,761 shares of common stock. Diluted net income per common share for the year ended December 31, 2004 includes the effect of options to purchase 6,491,025 shares of common stock with a weighted average exercise price of $1.30 and warrants to purchase 202,802 shares of common stock with a weighted average exercise price of $1.65. Diluted net income per common share for the year ended December 31, 2004 does not include the effect of options to purchase 895,250 shares of common stock. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2006	2005	2004
Basic	39,680,182	37,557,722	37,263,378
Effect of assumed exercised options	3,665,050	2,327,606	2,416,926
Diluted	43,345,232	39,885,328	39,680,304

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(n)	Segment Reporting

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements. The Company’s revenue has been earned primarily from customers in the United States. The Company’s foreign long-lived assets are insignificant for all periods presented.

(o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive loss, which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s comprehensive loss for all periods presented is related to the effect of foreign translation losses.

(p)	Computer Software

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $1,363 as of December 31, 2006 and $1,047 as of December 31, 2005. Software costs are included in “Property and equipment, net” on the Company’s December 31, 2006 and 2005 balance sheets, respectively.

(q)	Goodwill and Intangible Assets

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

Intangible assets are stated net of accumulated amortization of $2,640 and $1,723 as of December 31, 2006 and 2005, respectively. Intangible assets relate to the acquisition of Proficient Systems, Inc. in July 2006, the customer list of Base Europe in June 2006, certain identifiable assets of FaceTime in July 2004 and the acquisition of the Island Data customer contracts in 2003, and are being amortized over the expected periods of benefit of 36 months, 24 months, 24 months and 36 months, respectively (see Note 2).

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(r)	Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability and included in “Accrued expenses” on the Company’s December 31, 2006 and 2005 balance sheets, respectively.

(s)	Product Development Costs

The Company accounts for product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2006, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

(t)	Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The translation adjustment of $6 for the year ended December 31, 2006 is related to our wholly-owned United Kingdom subsidiary. The Company had no translation adjustment for the years ended December 31, 2005 and 2004. The functional currency of our wholly-owned Israeli subsidiary is the U.S. dollar.

(u)	Recently Issued Accounting Pronouncements

In July 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial position, cash flows and results of operations.

(v)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, security deposits, and accounts payable, accrued expenses and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(w)	Intangible Assets

Amortization of intangible assets is summarized as follows (see Note 2):

Acquired Intangible Assets
	As of December 31, 2006
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Proficient Systems	$3,000	2.7 years	$535
Customer list of Base Europe	233	2.0 years	58
Certain identifiable assets of Island Data	2,119	3.0 years	2,119
Certain identifiable assets of FaceTime	394	2.0 years	394
Total	$5,746		$3,106

	As of December 31, 2005
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Certain identifiable assets of Island Data	$2,119	3.0 years	$1,434
Certain identifiable assets of FaceTime	394	2.0 years	289
Total	$2,513		$1,723

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1,383 and $931 for the years ended December 31, 2006 and 2005, respectively. Estimated amortization expense for the next five years is: $1,300 in 2007, $901 in 2008, $439 in 2009, $0 in 2010 and $0 in 2011.

(2)	Asset Acquisitions

Island Data

In December 2003, the Company acquired certain identifiable assets of Island Data Corporation. The purchase price was based on projected revenue from the acquired customer contracts at the time of their assignment to the Company. The Company paid approximately $370 in cash, and issued 370,894 shares of its common stock, in connection with the acquisition. The total acquisition costs were approximately $2,119. Of the total purchase price, the Company has allocated approximately $65 to non-compete agreements which were amortized over a period of 24 months, representing the terms of the agreements. The remainder of the purchase has been allocated to customer contracts and was amortized over a period of 36 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $685 are included in “Assets - Intangibles, net” on The Company’s December 31, 2006 and 2005 balance sheets, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

FaceTime

In July 2004, the Company acquired certain identifiable assets of FaceTime Communications, Inc. The transaction transferred certain existing customer contracts of FaceTime to the Company. The purchase price was based in part on future revenue generated from the former FaceTime client base. The total acquisition costs were approximately $394. The total acquisition cost was amortized ratably over a period of 24 months, representing the current estimate of the term of the acquired client relationships. The net acquisition costs of $0 and $320 are included in “Assets - Intangibles, net” on the Company’s December 31, 2006 and 2005 balance sheets, respectively.

Base Europe

On June 30, 2006 the Company acquired the customer list of Base Europe, a former reseller of its services. The purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will amortized ratably over a period of 24 months. The net acquisition costs of $175 and $0 are included in “Assets - Intangibles, net” on the Company’s December 31, 2006 and 2005 balance sheets, respectively.

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition.

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The Company initially calculated the purchase price using the quoted market price of it’s common stock on the date of the closing. After additional review, the Company determined it should have used the quoted market price of it’s common stock for the three days before and after the date of the announcement. Accordingly, the Company recorded a $1.8 million increase to goodwill with a corresponding increase to additional paid-in capital. The acquisition added several U.K.-based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets which are being amortized over their expected period of benefit. Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson is contingently required to issue up to an additional 2,050,000 shares of common stock. The maximum additional share issuance will be achieved if incremental annualized revenue from a predefined customer list exceeds approximately $2.0 million. The value of shares issued, if any, will be allocated to goodwill at the time of their issuance. The Company currently expects to issue approximately 1.7 million shares of common stock related to this contingency.

The Company has initiated a restructuring plan to eliminate redundant facilities, personnel and service providers in connection with the Proficient acquisition. These costs were recognized as liabilities in connection with the acquisition and have been recorded as an increase in goodwill as of the acquisition date.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Management’s preliminary allocation of the purchase price in connection with the Proficient acquisition is as follows:

Cash	$382
Accounts receivable	250
Other currents assets	97
Property and equipment	563
Other assets	66
Intangible assets	3,000
Goodwill	9,673
14,031
Liabilities assumed	(548)
Deferred revenue	(867)
Restructuring liability	(911)
Deferred tax liability	(1,260)
Total purchase price consideration	$10,445

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

The balance of the accrued restructuring liability listed in the above table as of December 31, 2006 is as follows:

	Balance as of January 1, 2006	Provision for the year ended December 31, 2006	Net utilization during the year ended December 31, 2006	Balance as of December 31, 2006

Severance	$—	$741	$(573)	$168
Contract terminations	—	170	(21)	149
Total	$—	$911	$(594)	$317

The components of the intangible assets listed in the above table are as follows:

	Weighted Average Useful Life (months)	Amount
Customer relationships	36	$2,400,000
Technology	18	500,000
Non-compete agreements	24	100,000
		$3,000,000

The net intangible asset of $2,465 and $0 are included in “Assets - Intangibles, net” on the Company’s December 31, 2006 and 2005 balance sheets, respectively.

The following unaudited pro forma consolidated financial information gives effect to the acquisition of Proficient as if the acquisition occurred on January 1, 2005, by consolidating the results of operations of Proficient with the results of the Company for the year ended December 31, 2006 and 2005. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Year Ended December 31,
	2006	2005
Revenue	$35,506	$24,470
Net loss	$(921)	$(3,007)
Basic and diluted net loss per common share	$(0.02)	$(0.08)
Weighted average shares outstanding - basic and diluted	40,979,501	39,513,061

(3)	Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2006	2005
Computer equipment and software	$2,794	$1,936
Furniture, equipment and building improvements	393	182
	3,187	2,118
Less accumulated depreciation	2,063	1,543
Total	$1,124	$575

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Payroll and related costs	$2,455	$1,182
Professional services and consulting fees	432	461
Sales commissions	440	99
Restructuring (see note 2)	317	—
Other	110	61
Total	$3,754	$1,803

(4)	Capitalization

In December 2002, the Company issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the exercise price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $298 related to this warrant during 2003. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company values the warrant at each balance sheet date using a Black-Scholes pricing model. During the year ended December 31, 2004, the Company issued an aggregate of 22,198 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 3,302 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2006, the warrant was fully vested and remained outstanding to purchase up to 124,500 shares of common stock.

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

In May 2004, the Company issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. The warrant expires in May 2009. Some or all of the exercise price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $246 related to this warrant during 2004. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18. During the year ended December 31, 2005, the Company issued an aggregate of 3,632 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 7,618 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2006, the warrant was fully vested and remained outstanding to purchase up to 63,750 shares of common stock.

On July 18, 2006, the Company acquired Proficient. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of Proficient in exchange for 1,960,711 shares of the Company’s common stock paid at closing, and up to an additional 2,050,000 million shares based on the achievement of certain revenue targets as of March 31, 2007.

In August 2006, the Company filed a registration statement with the Securities and Exchange Commission that included the registration of the resale of up to 4,050,000 shares of the Company’s common stock by the former shareholders of Proficient Systems, Inc. The Company’s registration of the resale of the shares by the Proficient Systems shareholders was required by the Company’s agreement with Proficient Systems. The shares registered for resale on the registration statement, but not actually issued to Proficient Systems shareholders pursuant to the agreement, are expected to be deregistered. The Company will not receive any proceeds from the sale of the shares of common stock covered by the August 2006 registration statement.

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

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2006, approximately 11,759,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2006). On the first trading day in January 2007, approximately 1,232,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2006, approximately 1,320,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2006). On the first trading day in January 2007, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2003	5,723,000	$1.46
Options granted	2,090,000	$2.80
Options exercised	(171,225)	$0.71
Options cancelled	(255,500)	$2.25
Options outstanding at December 31, 2004	7,386,275	$1.83
Options granted	2,178,000	$3.19
Options exercised	(603,277)	$0.78
Options cancelled	(660,945)	$3.20
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	1,238,000	$5.26
Options exercised	(1,138,174)	$0.88
Options cancelled	(384,375)	$2.65
Options outstanding at December 31, 2006	8,015,504	$2.78
Options exercisable at December 31, 2004	3,710,795	$1.79
Options exercisable at December 31, 2005	4,472,803	$1.72
Options exercisable at December 31, 2006	4,754,754	$2.07

The net non-cash compensation amounts for the years ended December 31, 2006, 2005 and 2004 consist of:

	2006	2005	2004
Stock-based compensation expense related to SFAS No. 123(R)	$2,180	$—	$—
May 2004 warrant granted for investor relations services	—	—	246
Total	$2,180	$—	$246

(6)	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
For the year ended December 31, 2006 Allowance for doubtful accounts	$67	$38	$--	$105
For the year ended December 31, 2005 Allowance for doubtful accounts	$54	$30	$(17)	$67
For the year ended December 31, 2004 Allowance for doubtful accounts	$64	$30	$(40)	$54

(7)	Income Taxes

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. The Company completed its previously disclosed Section 382 analysis during 2004 and determined that an ownership change had occurred as of December 7, 2001. As a result, there is a material limitation on the Company’s use of its federal NOL carryforwards. As of December 31, 2006 and 2005, the Company had approximately $8,169 and $7,955, respectively, of federal NOL carryforwards available to offset future taxable income after considering the Section 382 limitation. In addition, as a result of the acquisition of Proficient Systems, Inc. in 2006, the Company has added an additional $21,343 of federal NOL. These NOL carryforwards are also subject to Section 382 limitation. The Company has not yet performed a Section 382 analysis for Proficient to determine the limitations on the NOL as a result of the ownership change. These carryforwards expire in various years through 2023.

In order to fully realize the deferred tax assets, inclusive of the NOL acquired in the Proficient acquisition, the Company will need to generate future taxable income of approximately $22,000 prior to 2023. If the entire deferred tax asset at December 31, 2006 is realized, approximately $2,703 will be allocated to Additional paid-in capital with the remainder reducing income tax expense. At December 31, 2005, based upon the level of historical taxable losses and after considering projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believed it was more likely than not that the Company would not realize the benefits of these deductible differences. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. At December 31, 2006, based on a three year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $2,356 for the year ended December 31, 2006. In addition, excess tax deductions resulting from stock option exercises reduced the Company’s taxes payable by $2,042 in 2006. The related tax benefit has been recorded as an increase in Additional paid-in capital. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The domestic and foreign components of income (loss) before (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
United States	$1,577	$2,973	$1,955
Foreign	187	244	195
	$1,764	$3,217	$2,150

Foreign income is net of a management fee charged each year. No provision has been made for U.S. income taxes on the undistributed earnings of its subsidiaries as such earnings have been taxed in the U.S. Accumulated earnings of the Company’s foreign subsidiaries are immaterial through December 31, 2006.

The (benefit from) provision for income taxes consist of the following:

	Year Ended December 31,
	2006	2005	2004
Current income taxes:
U.S. Federal	$1,697	$675	$58
State and local	346	—	—
Foreign	100	—	—
Total current income taxes	2,143	675	58

Deferred income taxes:
U.S. Federal	(2,132)	—	—
State and local	(449)	—	—
Foreign	—	—	—
Total deferred income taxes	(2,581)	—	—
Total income taxes	$(438)	$675	$58

The difference between the total income taxes computed at the federal statutory rate and the (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005
Federal Statutory rate	34.00%	34.00%
State taxes, net of federal benefit	15.31%	11.27%
Non-deductible expenses - ISO	23.73%	0.00%
Non-deductible expenses - Other	8.56%	4.31%
Change in state effective rate	23.45%	(7.21)%
Release of valuation allowance	(133.59)%	(21.39)%
Foreign Taxes	5.67%	0.00%
Other	(1.97)%	0.00%
Total (benefit) provision	(24.84)%	20.98%

The difference between the statutory federal income tax rate and the Company’s effective tax rate is principally due to the partial release of the Company’s valuation allowance against deferred tax assets. In 2006, the release of the valuation allowance resulted in a deferred tax benefit from income taxes in the amount of $2,356. In 2005, the release of the valuation allowance was related to the utilization of federal and state net operating loss carryforwards generated as a result of the Company incurring net operating losses for which no tax benefit was recorded for the years ended December 31, 2005 and December 31, 2004, respectively. Because a portion of the federal and state net operating losses are related to the exercise of employee stock options, the resulting tax benefit is recorded as an increase in Additional paid-in capital and not a reduction in income tax expense for the year ended December 31, 2005.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$12,395	$3,500
Accounts payable and accrued expenses	86	90
Non-cash compensation	2,390	2,059
Goodwill and intangibles amortization	3,269	3,431
Allowance for doubtful accounts	55	30
Plant and equipment, principally due to differences in depreciation	22	—
Other	75	76
Total deferred tax assets	18,292	9,186
Less: valuation allowance	(15,936)	(9,163)
Net deferred tax assets	2,356	23

Deferred tax liabilities:
Intangibles related to the Proficient acquisition	(1,035)	—
Plant and equipment, principally due to differences in depreciation	—	(23)
Total deferred tax liabilities	(1,035)	(23)
Net deferred assets	$1,321	$—

(8)	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $1,081, $658 and $502, respectively.

In May 2006, our wholly-owned subsidiary, HumanClick Ltd., entered into a new lease and relocated its offices. The new lease is effective for the period October 1, 2006 through September 30, 2009.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2007	$1,441
2008	1,337
2009	1,109
2010	598
2011	333
Thereafter	—
Total minimum lease payments	$4,818

(9)	Legal Matters

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against the Company and two of its executive officers containing claims related to improper termination of employment.  The claim seeks damages of approximately $50,000. The Company believes the claims are without merit, and intends to vigorously defend against such claims. However, the Company cannot assure you that its defenses will be successful and, if they are not, that its ultimate liability in connection with these claims will not have a material adverse effect on its results of operations, financial condition or cash flows. The Company has not accrued for this contingency as of December 31, 2006, because the amount of loss, if any, cannot be reasonably estimated at this time.  The Company carries appropriate levels of insurance for employment related claims but cannot guarantee that any damages arising from this claim will be covered by this policy.

The Company is not currently party to any other legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(10)	Unaudited Supplementary Financial Information - Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2006. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Revenue	$10,347	$8,881	$7,416	$6,877	$6,316	$5,724	$5,283	$4,954

Operating expenses:
Cost of revenue	2,375	2,142	1,642	1,462	1,300	1,114	1,019	863
Product development	1,783	1,381	1,018	880	672	663	688	675
Sales and marketing	3,258	3,104	2,856	2,646	2,086	1,715	1,690	1,485
General and administrative	1,854	1,750	1,437	1,501	1,058	1,034	1,096	1,271
Amortization of intangibles	472	447	232	232	232	232	232	235

Total operating expenses	9,742	8,824	7,185	6,721	5,348	4,758	4,725	4,529

Income from operations	605	57	231	156	968	966	558	425

Other income (expense), net:
Interest income	202	200	170	143	117	81	59	43
Total other income, net	202	200	170	143	117	81	59	43

Income before (benefit from) provision for income taxes	807	257	401	299	1,085	1,047	617	468
(Benefit from) provision for income taxes	(438)	--	--	--	(63)	358	216	164
Net income	$1,245	$257	$401	$299	$1,148	$689	$401	$304
Basic net income per common share	$0.03	$0.01	$0.01	$0.01	$0.03	$0.02	$0.01	$0.01
Diluted net income per common share	$0.03	$0.01	$0.01	$0.01	$0.03	$0.02	$0.01	$0.01
Weighted average shares outstanding used in basic net income per common share calculation	40,979,922	40,547,309	38,900,328	38,253,681	37,750,875	37,555,696	37,487,015	37,433,446
Weighted average shares outstanding used in diluted net income per common share calculation	44,591,617	43,854,202	42,818,687	40,504,248	40,616,738	39,839,001	39,400,983	39,448,922

In the fourth quarter of 2006 and 2005, the Company partially released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $438 and $63, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Proficient Systems, Inc., which was acquired on July 18, 2006, and which is included in our consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Proficient Systems, Inc. constituted 2% of total assets as of December 31, 2006, and 6% of revenues for the year then ended. Our management did not assess the effectiveness of internal control over financial reporting of Proficient Systems, Inc. because of the timing of the acquisition, which was completed on July 18, 2006. Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in that firm’s report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that LivePerson, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Proficient Systems, Inc., which was acquired on July 18, 2006, and which is included in the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Proficient Systems, Inc. constituted 2% of total assets as of December 31, 2006, and 6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Proficient Systems, Inc. because of the timing of the acquisition, which was completed on July 18, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Proficient Systems, Inc.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended and our report dated March 16, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York
March 16, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 with respect to “Election of Directors,” “Executive Officers,” “Board Committees and Meetings - Audit Committee,” “Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2006 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned “Ownership of Securities” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (c)
Equity compensation plans approved by stockholders (1)	8,079,254	$2.78	5,000,083
Equity compensation plans not approved by stockholders (2)	124,500	$0.69	—
Total	8,203,754	$2.75	5,000,083

(1)	Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan, as amended and restated, and the Employee Stock Purchase Plan.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2007.

LIVEPERSON, INC.

By:	/s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

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

2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)

3.1
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

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