Form 10-Q
period 2007-06-30
LIVEPERSON INC
filed 2007-08-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

or

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

    As of August 1, 2007, there were 43,068,646 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2007
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$26,534	$21,729
Accounts receivable, net of allowances for doubtful accounts of $125 and $105 as of June 30, 2007 and December 31, 2006, respectively	5,037	4,269
Prepaid expenses and other current assets	1,302	1,317
Total current assets	32,873	27,315
Property and equipment, net	1,216	1,124
Prepaid acquisition costs	508	—
Intangibles, net	1,990	2,640
Goodwill	18,405	9,673
Deferred tax assets, net	3,479	1,580
Security deposits	272	299
Other assets	790	684
Total assets	$59,533	$43,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419	$813
Accrued expenses	4,212	3,754
Deferred revenue	3,804	3,256
Deferred tax liabilities, net	74	259
Total current liabilities	8,509	8,082
Other liabilities	790	684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized 43,068,646 shares issued and outstanding at June 30, 2007 and 41,078,156 shares issued and outstanding at December 31, 2006	43	41
Additional paid-in capital	147,550	133,693
Accumulated deficit	(97,348)	(99,179)
Accumulated other comprehensive loss	(11)	(6)
Total stockholders’ equity	50,234	34,549
Total liabilities and stockholders’ equity	$59,533	$43,315

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$11,661	$7,416	$22,630	$14,293
Operating expenses:
Cost of revenue	3,105	1,642	5,894	3,103
Product development	2,044	1,018	3,864	1,898
Sales and marketing	3,512	2,856	6,914	5,502
General and administrative	2,057	1,437	4,079	2,939
Amortization of intangibles	242	232	483	464
Total operating expenses	10,960	7,185	21,234	13,906
Income from operations	701	231	1,396	387
Other income:
Interest income	212	170	435	313
Net income	$913	$401	$1,831	$700
Basic net income per common share	$0.02	$0.01	$0.04	$0.02
Diluted net income per common share	$0.02	$0.01	$0.04	$0.02
Weighted average shares outstanding used in basic net income per common share calculation	43,011,309	38,900,328	42,159,146	38,578,791
Weighted average shares outstanding used in diluted net income per common share calculation	46,726,357	42,818,687	45,757,843	42,471,432

Net income for the three and six months ended June 30, 2007 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $898 and $1,712, respectively. Net income for the three and six months ended June 30, 2006 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of and $439 and $1,022, respectively. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,831	$700
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,712	1,022
Depreciation	438	140
Loss on disposal of leasehold improvements	—	51
Amortization of intangibles	650	464
Deferred taxes	(2,084)	—
Provision for doubtful accounts, net	20	—

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(788)	(697)
Prepaid expenses and other current assets	15	(363)
Security deposits	27	(24)
Accounts payable	(394)	43
Accrued expenses	205	269
Deferred revenue	549	213
Net cash provided by operating activities	2,181	1,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(530)	(305)
Prepaid acquisition costs	(58)	—
Acquisition of Proficient	(28)	—
Acquisition of intangible asset	—	(233)
Net cash used in investing activities	(616)	(538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	1,809	—
Proceeds from issuance of common stock in connection with the exercise of options	1,436	709
Net cash provided by financing activities	3,245	709
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(2)
Net increase in cash and cash equivalents	4,805	1,987
Cash and cash equivalents at the beginning of the period	21,729	17,117
Cash and cash equivalents at the end of the period	$26,534	$19,104

Supplemental disclosure of non-cash investing activities:

During the six months ended June 30, 2007, the Company incurred approximately $450 of acquisition costs related to its expected acquisition. This amount is included in accrued expenses at June 30, 2007.

During the six months ended June 30, 2007, the Company issued 1,129,571 shares of common stock, valued at $8,901, in connection with the acquisition of Proficient Systems, Inc. on July 18, 2006.

During the six months ended June 30, 2007, the Company reduced the amount of accrued restructuring costs related to the Proficient acquisition in the amount of approximately $197.

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

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2007, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three and six months ended June, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$113	$40	$209	$83
Product development expense	286	102	541	229
Sales and marketing expense	257	112	504	296
General and administrative expense	242	185	458	414
Total stock based compensation included in operating expenses	$898	$439	$1,712	$1,022

The per share weighted average fair value of stock options granted during the three months ended June 30, 2007 was $4.18. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	4.8%	4.7%-4.9%	4.8%
Expected life (in years)	4.2	4.0	4.2	4.0
Historical volatility	74.20%	79.0%	74.2%-75.7%	79.0%-80%

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

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of June 30, 2007, approximately 12,171,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through June 30, 2007).

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006	8,015,504	$2.78
Options granted	2,115,100	$6.01
Options exercised	(810,198)	$1.73
Options cancelled	(278,550)	$5.67
Options outstanding June 30, 2007	9,041,856	$3.53
Options exercisable at June 30, 2007	4,393,496	$2.27

The total intrinsic value of stock options exercised during the period ended June 30, 2007 was approximately $536. The total intrinsic value of options exercisable at June 30, 2007 was approximately $15,747. The total intrinsic value of options expected to vest is approximately $11,023.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2007	3,260,750	$3.81
Granted	2,115,100	$3.63
Vested	(473,876)	$2.54
Cancelled	(253,614)	$3.35
Nonvested Shares at June 30, 2007	4,648,360	$2.98

As of June 30, 2007, there was $10,778 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Diluted net income per common share for the three and six months ended June 30, 2007 includes the effect of options to purchase 6,508,256 and 6,109,006 shares, respectively, of common stock with a weighted average exercise price of $2.54 and $2.31, respectively, and warrants to purchase 137,500 shares of common stock with a weighted average exercise price of $1.86. Diluted net income per common share for the three and six months ended June 30, 2007 does not include the effect of options to purchase 2,533,600 and 2,932,850 shares, respectively, of common stock. Diluted net income per common share for the three and six months ended June 30, 2006 includes the effect of options to purchase 6,278,806 and 6,278,806 shares, respectively, of common stock with a weighted average exercise price of $1.90 and $1.90, respectively, and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the three and six months ended June 30, 2006 does not include the effect of options to purchase 1,378,625 and 1,378,625 shares, respectively, of common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic	43,011,309	38,900,328	42,159,146	38,578,791
Effect of assumed exercised options/warrants	3,715,048	3,918,359	3,598,697	3,892,641
Diluted	46,726,357	42,818,687	45,757,843	42,471,432

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

(2) BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)

Computer equipment and software	$3,262	$2,794
Furniture, equipment and building improvements	440	393
	3,702	3,187
Less accumulated depreciation	2,486	2,063
Total	$1,216	$1,124

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)

Employee compensation and related costs	$2,278	$2,455
Professional services and other vendor fees	1,268	432
Foreign income taxes	154	—
Sales commissions	336	440
Restructuring (see note 3)	47	317
Rent	87	8
Other	42	102
Total	$4,212	$3,754

(3) ASSET ACQUISITIONS

Base Europe

On June 30, 2006, the Company acquired the customer list of Base Europe, a former reseller of its services. The purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will amortized ratably over a period of 24 months. The net acquisition costs of $116 and $175 are included in “Assets - Intangibles, net” on the Company’s June 30, 2007 and December 31, 2006 balance sheets, respectively.

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

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s common stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets. The intangible assets are being amortized over their expected period of benefit. During the six months ended June 30, 2007, the Company reduced the amount of accrued restructuring and accrued severance costs related to contract terminations in the amounts of $102 and $95, respectively, and incurred additional costs in the amount of $15, resulting in a net decrease in goodwill of approximately $182.

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued  1,129,571 shares of common stock valued at $8,901, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $13 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. All 1,129,571 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of March 31, 2007.  In accordance with the purchase agreement, the earn-out consideration is subject to review by Proficient’s Shareholders’ Representative.  On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient. The complaint filed by the Shareholders’ Representative seeks certain documentation relating to calculation of the earn-out consideration, and seeks payment of substantially all of the remaining contingently issuable earn-out shares.  The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the total shares issued will differ significantly from the amount issued to date.

The Company has initiated a restructuring plan to eliminate redundant facilities, personnel and service providers in connection with the Proficient acquisition. These costs were recognized as liabilities in connection with the acquisition and have been recorded as an increase in goodwill as of the acquisition date.

The balance of the accrued restructuring liability as of June 30, 2007 is as follows:

	Balance as of January 1, 2007	Provision for the six months ended June 30, 2007	Net utilization during the six months ended June 30, 2007	Balance as of June 30, 2007

Severance	$168	$—	$(168)	$—
Contract terminations	149	—	(102)	47
Total	$317	$—	$(270)	$47

Included in the net utilization of $202 during the six months ended June 30, 2007 is a reduction in accrued contract terminations and accrued severance in the amounts of approximately $102 and $95 respectively.

The balance of the accrued restructuring liability as of December 31, 2006 is as follows:

	Balance as of January 1, 2006	Provision for the year ended December 31, 2006	Net utilization during the year ended December 31, 2006	Balance as of December 31, 2006

Severance	$—	$741	$(573)	$168
Contract terminations	—	170	(21)	149
Total	$—	$911	$(594)	$317

The components of the intangible assets are as follows:

	Weighted Average Useful Life (months)	Amount
Customer relationships	36	$2,400
Technology	18	500
Non-compete agreements	24	100
		$3,000

The net intangible asset of $1,874 and $2,465 are included in “Assets - Intangibles, net” on the Company’s June 30, 2007 and December 31, 2006 balance sheets, respectively.

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

In order to fully realize the deferred tax assets, inclusive of the NOL acquired in the Proficient acquisition, the Company will need to generate future taxable income of approximately $22,000 prior to 2023. If the entire deferred tax asset at December 31, 2006 is realized, approximately $2,703 will be allocated to Additional paid-in capital and approximately $8,964 will be allocated to Goodwill with the remainder reducing income tax expense. At December 31, 2006, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $2,356 for the year ended December 31, 2006. In addition, excess tax deductions resulting from stock option exercises reduced the Company’s taxes payable by $2,042 in 2006. The related tax benefit has been recorded as an increase in Additional paid-in capital. At March 31, 2007 and June 30, 2007, management determined that it is more likely than not that the Company would realize an additional portion of the benefits of these deductible differences and further reduced its valuation allowance and recorded a deferred tax benefit in the amount of $905,000 and $931,000, respectively, resulting in net income tax expense of $0 for the three and six months ended June 30, 2007. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

(5) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2007 was approximately $568 and $967, respectively. Rental expense for operating leases for the three and six months ended June 30, 2006 was approximately $187 and $359, respectively.

On June 25, 2007 the Company executed a definitive agreement to acquire Kasamba, Inc., a Delaware corporation with operations in Tel Aviv, Israel that provides live expert advice delivered online via real-time chat to consumers. Under the terms of the agreement, LivePerson will acquire the outstanding common stock of Kasamba and assume all of its outstanding options for total consideration of approximately $40 million, comprised of $9 million in cash and approximately $31 million in stock. The transaction is expected to close on or about October 1, 2007 and is subject to standard closing conditions for similar transactions.

(6) LEGAL MATTERS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against the Company and two of its executive officers containing claims related to improper termination of employment.  The claim seeks damages of approximately $50,000. The Company believes the claims are without merit, and intends to vigorously defend against such claims. However, the Company cannot assure you that its defenses will be successful and, if they are not, that its ultimate liability in connection with these claims will not have a material adverse effect on its results of operations, financial condition or cash flows. The Company has not accrued for this contingency as of December 31, 2006 or June 30, 2007, because the amount of loss, if any, cannot be reasonably estimated at this time.  The Company carries appropriate levels of insurance for employment related claims but cannot guarantee that any damages arising from this claim will be covered by this policy.

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. (“Proficient”). In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,129,571 shares in the second quarter of 2007 to the shareholders of Proficient. The complaint filed by the Shareholders’ Representative seeks certain documentation relating to calculation of the earn-out consideration, and seeks payment of substantially all of the remaining contingently issuable earn-out shares. The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the total shares issued will differ significantly from the amount issued to date.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three and six months ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the three and six months ended June 30, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of June 30, 2007, there was approximately $10.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2007 and 2006. One customer accounted for approximately 11% of accounts receivable at June 30, 2007. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2006. We increased our allowance for doubtful accounts by $20,000 in the six months ended June 30, 2007. This increase was principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment practices.

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

On June 30, 2006, we acquired the customer list of Base Europe, a former reseller of our services. The purchase price was $233,000. The agreement gives us the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will be amortized ratably over a period of 24 months. The net acquisition costs of $116,000 and $175,000 are included in “Assets - Intangibles, net” on our June 30, 2007 and December 31, 2006 balance sheets, respectively.

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

Revenue attributable to our monthly service fee accounted for 96% of total LivePerson services revenue for the three and six months ended June 30, 2007 respectively, and 95% and 94% of revenue attributable to our monthly service fee in the three and six months ended June 30, 2006, respectively. We recognize monthly service fees as services are delivered provided there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. When professional service fees provide added value to the customer on a standalone basis and there is objective reliable evidence of the fair value of each deliverable, we recognize professional service fees upon completion and customer acceptance of key milestones within the professional services engagement. If a professional services arrangement does not qualify for separate accounting, we recognize the fees ratably over the estimated life of the customer. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 120 days.

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

During the six months ended June 30, 2007, we increased our allowance for doubtful accounts by $20,000 to approximately $125,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment practices. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2007 and 2006 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense related to SFAS No. 123(R)	$898	$439	$1,712	$1,022
Total	$898	$439	$1,712	$1,022

RESULTS OF OPERATIONS

Due to our acquisition of Proficient in July 2006, certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, and our limited operating history, we believe that comparisons of our operating results for the three months ended June 30, 2007 and 2006 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue. Total revenue increased by 57% and 58% to $11.7 million and $22.6 million in the three and six months ended June 30, 2007, respectively, from $7.4 million and $14.3 million in the comparable periods in 2006. This increase is primarily attributable to revenue from new clients of approximately $2.8 million and $5.4 million, respectively, and, to a lesser extent, to increased revenue from existing clients in the amount of approximately $1.4 million and $2.9 million, respectively. The increase is also attributable to an increase in professional services in the amount of $196,000 and $256,000, respectively.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 89% and 90% to $3.1 million and $5.9 million in the three and six months ended June 30, 2007, respectively, from $1.6 million and $3.1 in the comparable periods in 2006. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $478,000 and $1.0 million, respectively, and to increased spending for primary and backup server facilities of approximately $528,000 and $936,000, respectively. The increase is also attributable to amortization and depreciation expenses related to our acquisition of Proficient in July 2006 in the amount of $203,000 and $390,000, respectively, and to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $74,000 and $125,000, respectively. As a result, our gross margin in the three and six months ended June 30, 2007 decreased to 73% and 74%, respectively, as compared to 78% and 78% in the three and six months ended June 30, 2006, respectively. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 101% and 104% to $2.0 million and $3.9 million in the three and six months ended June 30, 2007, respectively, from $1.0 million and $1.9 million in the comparable periods in 2006. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform and to our acquisition of Proficient in July 2006, in the amount of approximately $285,000 and $1.3 million, respectively. The increase is also attributable to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $184,000 and $311,000, respectively.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 23% and 26% to $3.5 million and $6.9 million in the three and six months ended June 30, 2007, respectively, from $2.9 million and $5.5 million in the comparable periods in 2006. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $621,000 and $1.3 million, and to a lesser extent, to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $144,000 and $209,000, respectively. These increases were partially offset by a decrease in professional service fees as the result of our 2006 re-branding efforts in the amount of $89,000 and $124,000, respectively.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 43% and 39% to $2.1 million and $4.1 million in the three and six months ended June 30, 2007, respectively, from $1.4 million and $2.9 million in the comparable periods in 2006. This increase is primarily attributable to increases in compensation and related expenses in the amount of $285,000 and $424,000, respectively, and to an increase in rent and occupancy costs related to new leases for our New York and Israeli offices in the amount of $144,000 and $316,000, respectively. This increase is also attributable to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $56,000 and $44,000, respectively.

Amortization of Intangibles. Amortization expense was $242,000 and $483,000 in the three and six months ended June 30, 2007 compared to $232,000 and $464,000 in the comparable periods in 2006, respectively. Amortization expense in 2007 relates to acquisition costs recorded as a result of our acquisition of Proficient in July 2006. Amortization expense in 2006 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data and FaceTime in December 2003 and July 2004, respectively.

Other Income. Interest income was $212,000 and $435,000 in the three and six months ended June 30, 2007 compared to $170,000 and $313,000 in the comparable periods in 2006, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and, to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Provision for Income Taxes. Income tax expense was $0 and $0 in the three and six months ended June 30, 2007 and 2006. In the three and six months ended June 30, 2007 and 2006, we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero.

Net Income. We had net income of $913,000 and $1.8 million in the three and six months ended June 30, 2007 compared to $401,000 and $700,000 for the comparable periods in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had approximately $26.5 million in cash and cash equivalents, an increase of $4.8 million from December 31, 2006. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2007 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by increases in deferred taxes and, accounts receivable. Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2006 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in accrued expenses and deferred revenue, partially offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $616,000 million for the six months ended June 30, 2007 and was due primarily to the purchase of fixed assets and the payment of acquisition costs. Net cash used in investing activities was $538,000 for the six months ended June 30, 2006 and was due primarily to the purchase of fixed assets, and to a lesser extent, to the acquisition of certain intangible assets.

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2007 and consisted of the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $709,000 for the six months ended June 30, 2006 and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of June 30, 2007, we had an accumulated deficit of approximately $97.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

On June 25, 2007, we executed a definitive agreement to acquire Kasamba, Inc., a Delaware corporation with operations in Tel Aviv, Israel that provides live expert advice delivered online via real-time chat to consumers. Under the terms of the agreement, we will acquire the outstanding common stock of Kasamba and assume all of its outstanding options for total consideration of approximately $40 million, comprised of $9 million in cash and approximately $31 million in stock. The transaction is expected to close on or about October 1, 2007 and is subject to standard closing conditions for similar transactions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We do not have any special purposes entities, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2007 was approximately $568,000 and $967,000, respectively, and approximately $187,000 and $359,000 for the three and six months ended June 30, 2006, respectively.

As of June 30, 2007, our principal commitments were approximately $4.3 million under various operating leases, of which approximately $718,000 is due in 2007. We do not currently expect that our principal commitments for the year ending December 31, 2007 will exceed $2.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $1.0 million in 2007. Our contractual obligations at June 30, 2007 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$4,327	$718	$3,276	$333	$—
Total	$4,327	$718	$3,276	$333	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through June 30, 2007, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts in the six months ended June 30, 2007 by $20,000 to approximately $125,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment practices. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against us and two of our executive officers containing claims related to improper termination of employment. The claim seeks damages of approximately $50 million. We believe the claims are without merit, and intend to vigorously defend against such claims. However, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of December 31, 2006 or June 30, 2007, because the amount of loss, if any, cannot be reasonably estimated at this time. We carry appropriate levels of insurance for employment related claims but we cannot guarantee that any damages arising from this claim will be covered by this policy.

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. (“Proficient”). In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,129,571 shares in the second quarter of 2007 to the shareholders of Proficient. The complaint filed by the Shareholders’ Representative seeks certain documentation relating to calculation of the earn-out consideration, and seeks payment of substantially all of the remaining contingently issuable earn-out shares. The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the total shares issued will differ significantly from the amount issued to date.

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

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Our share repurchase program, announced on February 8, 2007, allows us to repurchase up to $8.0 million in shares of our common stock. As of June 30, 2007, we had not repurchased any shares under this program. It is expected that repurchases, if any, would be completed no later than the end of the first quarter of 2008.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
4/1/2007 - 4/30/2007	—	—	—	$8,000,000
5/1/2007 - 5/31/2007	—	—	—	$8,000,000
6/1/2007 - 6/30/2007	—	—	—	$8,000,000
Total	—	—	—	$8,000,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 12, 2007.

The stockholders elected Emmanuel Gill and William G. Wesemann as Class I directors, in each case for a three-year term expiring at the 2010 Annual Meeting of Stockholders and upon the election and qualification of his successor.

The stockholders ratified the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Shares of Common Stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes
Emmanuel Gill	35,131,683	148,979	—	—
William G. Wesemann	35,131,783	148,879	—	—
Ratification of BDO Seidman, LLP	35,272,634	7,128	900	—

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC. (Registrant)

Date: August 8, 2007	By:	/s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio Title: Chief Executive Officer (duly authorized officer)

Date: August 8, 2007	By:	/s/ TIMOTHY E. BIXBY
Name: Timothy E. Bixby Title: President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002