Form 10-Q/A
period 2007-06-30
LIVEPERSON INC
filed 2007-08-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 2007, which was filed on August 8, 2007, is being filed solely to (i) include the Agreement and Plan of Merger dated June 25, 2007 among LivePerson, Inc., Kato MergerCo, Inc., Kasamba, Inc. and Yoav Leibovich as Exhibit 10.5, and (ii) file appropriate certifications to accompany this Amendment to the Form 10-Q. With the exception of the foregoing, no other information in the Form 10-Q is being supplemented, updated or amended.

ITEM 6. EXHIBITS

(a)	Exhibits

10.5	Agreement and Plan of Merger dated June 25, 2007 among LivePerson, Inc., Kato MergerCo, Inc., Kasamba, Inc. and Yoav Leibovich

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Furnished previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC. (Registrant)

Date: August 9, 2007	By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio Title: Chief Executive Officer (duly authorized officer)

Date: August 9, 2007	By:	/s/ Timothy E. Bixby
Name: Timothy E. Bixby Title: President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.5	Agreement and Plan of Merger dated June 25, 2007 among LivePerson, Inc., Kato MergerCo, Inc., Kasamba, Inc. and Yoav Leibovich

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002