Form 10-Q
period 2007-09-30
LIVEPERSON INC
filed 2007-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

or

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
Yes ☐  No ☒

As of November 1, 2007, there were 47,333,765 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2007
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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$30,164	$21,729
Accounts receivable, net of allowances for doubtful accounts of $179 and $105 as of September 30, 2007 and December 31, 2006, respectively	5,790	4,269
Prepaid expenses and other current assets	1,290	1,317
Deferred tax assets, net	75	—
Total current assets	37,319	27,315
Property and equipment, net	1,153	1,124
Prepaid acquisition costs	650	—
Intangibles, net	1,662	2,640
Goodwill	18,653	9,673
Deferred tax assets, net	4,927	1,580
Security deposits	286	299
Other assets	860	684
Total assets	$65,510	$43,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$926	$813
Accrued expenses	5,336	3,754
Deferred revenue	4,079	3,256
Deferred tax liabilities, net	—	259
Total current liabilities	10,341	8,082
Other liabilities	860	684

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized 43,120,239 shares issued and outstanding at September 30, 2007 and 41,078,156 shares issued and outstanding at December 31, 2006	43	41
Additional paid-in capital	150,041	133,693
Accumulated deficit	(95,762)	(99,179)
Accumulated other comprehensive loss	(13)	(6)
Total stockholders’ equity	54,309	34,549
Total liabilities and stockholders’ equity	$65,510	$43,315

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$12,823	$8,881	$35,453	$23,174
Operating expenses:
Cost of revenue	3,305	2,142	9,199	5,246
Product development	2,169	1,381	6,033	3,280
Sales and marketing	3,556	3,104	10,470	8,605
General and administrative	2,274	1,750	6,353	4,689
Amortization of intangibles	242	447	725	911
Total operating expenses	11,546	8,824	32,780	22,731
Income from operations	1,277	57	2,673	443
Other income:
Interest income	309	200	744	514
Net income	$1,586	$257	$3,417	$957
Basic net income per common share	$0.04	$0.01	$0.08	$0.02
Diluted net income per common share	$0.03	$0.01	$0.07	$0.02
Weighted average shares outstanding used in basic net income per common share calculation	43,080,475	40,547,309	42,469,631	39,242,174
Weighted average shares outstanding used in diluted net income per common share calculation	46,328,876	43,854,202	45,942,436	42,981,377

Net income for the three and nine months ended September 30, 2007 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $930 and $2,642, respectively. Net income for the three and nine months ended September 30, 2006 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of and $557 and $1,580, respectively. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,417	$957
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,642	1,580
Depreciation	585	340
Loss on disposal of fixed assets	—	111
Amortization of intangibles	978	911
Deferred taxes	(3,521)	—
Provision for doubtful accounts, net	74	30

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,595)	(1,646)
Prepaid expenses and other current assets	27	(349)
Security deposits	13	(37)
Accounts payable	90	15
Accrued expenses	1,048	(235)
Deferred revenue	823	541
Net cash provided by operating activities	4,581	2,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(614)	(434)
Prepaid acquisition costs	(122)	—
Acquisition of Proficient	(218)	382
Acquisition of intangible asset	—	(233)
Net cash used in investing activities	(954)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	3,302	—
Proceeds from issuance of common stock in connection with the exercise of options	1,513	745
Net cash provided by financing activities	4,815	745
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	(9)
Net increase in cash and cash equivalents	8,435	2,669
Cash and cash equivalents at the beginning of the period	21,729	17,117
Cash and cash equivalents at the end of the period	$30,164	$19,786

Supplemental disclosure of non-cash investing activities:

During the nine months ended September 30, 2007, the Company incurred approximately $650 of acquisition costs related to its acquisition of Kasamba, Inc., of this amount, $527 is included in accrued expenses at September 30, 2007.

During the nine months ended September 30, 2007, the Company issued 1,129,571 shares of common stock, valued at $8,901, in connection with the acquisition of Proficient Systems, Inc. on July 18, 2006.

During the nine months ended September 30, 2007, the Company reduced the amount of accrued restructuring costs related to the Proficient acquisition in the amount of approximately $130, net.

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

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2007, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date.

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

The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, the Company recognizes professional service fees upon completion and customer acceptance of key milestones within each of the professional services engagements. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 36 months, representing the Company’s current estimate of the term of the client relationship.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$105	$78	$314	$161
Product development expense	317	142	858	372
Sales and marketing expense	245	197	749	492
General and administrative expense	263	140	721	555
Total stock based compensation included in operating expenses	$930	$557	$2,642	$1,580

The per share weighted average fair value of stock options granted during the three months ended September 30, 2007 was $3.28. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%-5.3%	4.8%	4.7%-5.3%	4.8%
Expected life (in years)	4.2	4.0	4.2	4.0
Historical volatility	73.0%-73.4%	78.0%	73.0%-75.7%	78.0%-80.0%

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006	8,015,504	$2.78
Options granted	2,301,100	$5.97
Options exercised	(847,598)	$1.73
Options cancelled	(488,950)	$5.30
Options outstanding September 30, 2007	8,980,056	$3.55
Options exercisable at September 30, 2007	4,722,083	$2.34

The total intrinsic value of stock options exercised during the nine month period ended September 30, 2007 was approximately $4,492. The total intrinsic value of options exercisable at September 30, 2007 was approximately $18,303. The total intrinsic value of options expected to vest is approximately $5,640.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested Shares at January 1, 2007	3,260,750	$3.81
Granted	2,301,100	$3.61
Vested	(846,366)	$2.34
Cancelled	(457,511)	$3.20
Nonvested Shares at September 30, 2007	4,257,973	$3.07

As of September 30, 2007, there was $9,895 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Diluted net income per common share for the three and nine months ended September 30, 2007 includes the effect of options to purchase 5,339,331 and 5,772,956 shares, respectively, of common stock with a weighted average exercise price of $2.05 and $2.22, respectively, and warrants to purchase 121,750 shares of common stock with a weighted average exercise price of $2.01. Diluted net income per common share for the three and nine months ended September 30, 2007 does not include the effect of options to purchase 3,640,725 and 3,207,100 shares, respectively, of common stock. Diluted net income per common share for the three and nine months ended September 30, 2006 includes the effect of options to purchase 6,119,046 and 6,239,046 shares, respectively, of common stock with a weighted average exercise price of $1.86 and $1.90, respectively, and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the three and nine months ended September 30, 2006 does not include the effect of options to purchase 2,008,125 and 1,888,125 shares, respectively, of common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic	43,080,475	40,547,309	42,469,631	39,242,174
Effect of assumed exercised options/warrants	3,248,401	3,306,893	3,472,805	3,739,203
Diluted	46,328,876	43,854,202	45,942,436	42,981,377

(F) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 will have a material effect on the Company’s consolidated financial statements.

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

(2)	BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)

Computer equipment and software	$3,326	$2,794
Furniture, equipment and building improvements	459	393
	3,785	3,187
Less accumulated depreciation	2,632	2,063
Total	$1,153	$1,124

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)

Employee compensation and related costs	$3,040	$2,455
Professional services and other vendor fees	1,455	432
Foreign income taxes	217	—
Sales commissions	277	440
Restructuring (see note 3)	93	317
Rent	88	53
Other	166	57
Total	$5,336	$3,754

(3)	ASSET ACQUISITIONS

Base Europe

On June 30, 2006, the Company acquired the customer list of Base Europe, a former reseller of its services. The purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price is being amortized ratably over a period of 24 months. The net acquisition costs of $87 and $175 are included in “Assets - Intangibles, net” on the Company’s September 30, 2007 and December 31, 2006 balance sheets, respectively.

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

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s common stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets. The intangible assets are being amortized over their expected period of benefit. During the nine months ended September 30, 2007, the Company reduced accrued severance costs in the amount of $122 and reduced accrued restructuring costs related to contract terminations in the net amount of $7. The Company incurred additional costs in the amount of $195, resulting in a net increase in goodwill of approximately $66 in the nine months ended September 30, 2007.

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

The balance of the accrued restructuring liability as of September 30, 2007 is as follows:

	Balance as of January 1, 2007	Provision for the nine months ended September 30, 2007	Net utilization during the nine months ended September 30, 2007	Balance as of September 30, 2007

Severance	$168	$—	$(168)	$—
Contract terminations	149	67	(123)	93
Total	$317	$67	$(291)	$93

Included in the net utilization of $291 during the nine months ended September 30, 2007 is a reduction in accrued contract terminations and accrued severance in the amounts of approximately $102 and $95 respectively.

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
		$3,000

The net intangible asset of $1,575 and $2,465 are included in “Assets - Intangibles, net” on the Company’s September 30, 2007 and December 31, 2006 balance sheets, respectively.

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

In order to fully realize the deferred tax assets, inclusive of the NOL acquired in the Proficient acquisition, the Company will need to generate future taxable income of approximately $22,000 prior to 2023. If the entire deferred tax asset at December 31, 2006 is realized, approximately $2,703 will be allocated to Additional paid-in capital and approximately $8,964 will be allocated to Goodwill with the remainder reducing income tax expense. At December 31, 2006, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $2,356 for the year ended December 31, 2006. In addition, excess tax deductions resulting from stock option exercises reduced the Company’s taxes payable by $2,042 in 2006. The related tax benefit has been recorded as an increase in Additional paid-in capital. At March 31, 2007, June 30, 2007, and September 30, 2007 management determined that it is more likely than not that the Company would realize an additional portion of the benefits of these deductible differences and further reduced its valuation allowance and recorded a deferred tax benefit in the amount of $905, $931 and $1,473, respectively, resulting in net income tax expense of $0 for the three and nine months ended September 30, 2007. Management will continue to assess the remaining valuation allowance. To the extent it is determined that the valuation allowance is no longer required with respect to certain deferred tax assets, the tax benefit, if any, of such deferred tax assets will be recognized in the future.

(5)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2007 was approximately $390 and $1,165, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2006 was approximately $306 and $665, respectively.

(6)	LEGAL MATTERS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against the Company and two of its executive officers containing claims related to improper termination of employment.  The claim seeks damages of approximately $50,000. The Company believes the claims are without merit, and intends to vigorously defend against such claims. However, the Company cannot assure you that its defenses will be successful and, if they are not, that its ultimate liability in connection with these claims will not have a material adverse effect on its results of operations, financial condition or cash flows. The Company has not accrued for this contingency as of December 31, 2006 or September 30, 2007, because the amount of loss, if any, cannot be reasonably estimated at this time.  The Company carries appropriate levels of insurance for employment related claims but cannot guarantee that any damages arising from this claim will be covered by this policy.

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

On October 3, 2007, the Company completed its acquisition of Kasamba, Inc. (“Kasamba”), pursuant to a definitive Agreement and Plan of Merger. The Company acquired all of Kasamba’s outstanding capital stock from Kasamba’s shareholders in exchange for an aggregate consideration of $9,000 in cash and 4,130,776 shares of LivePerson common stock issued at the closing of the transaction, subject to certain adjustments. The Company will also assume outstanding options to purchase approximately 623,825 shares of common stock as part of the transaction.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, the Company recognizes professional service fees upon completion and customer acceptance of key milestones within each professional services engagement. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 36 months, representing the Company’s current estimate of the term of the client relationship.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of September 30, 2007, there was approximately $9.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2007 and 2006. One customer accounted for approximately 15% of accounts receivable at September 30, 2007. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2006. We increased our allowance for doubtful accounts by $74,000 in the nine months ended September 30, 2007. This increase was due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment practices. In addition, the increase was attributed to additional reserves related to two customers.

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

As of July 31, 2007, the Company completed a goodwill impairment test by comparing the fair value of goodwill with its carrying value and did not recognize impairment.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 will have a material effect on the Company’s consolidated financial statements.

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

On June 30, 2006, we acquired the customer list of Base Europe, a former reseller of our services. The purchase price was $233,000. The agreement gives us the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will be amortized ratably over a period of 24 months. The net acquisition costs of $87,000 and $175,000 are included in “Assets - Intangibles, net” on our September 30, 2007 and December 31, 2006 balance sheets, respectively.

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

On June 25, 2007, we executed a definitive agreement to acquire Kasamba, Inc., a Delaware corporation with operations in Tel Aviv, Israel that provides live expert advice delivered online via real-time chat to consumers. Under the terms of the agreement, we acquired the outstanding common stock of Kasamba and assumed all of its outstanding options for total consideration of approximately $40 million, comprised of $9 million in cash and approximately $31 million in stock. The transaction closed on October 3, 2007.

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

Revenue attributable to our monthly service fee accounted for 95% and 96% of total LivePerson services revenue for the three and nine months ended September 30, 2007 respectively, and 97% and 95% of revenue attributable to our monthly service fee in the three and nine months ended September 30, 2006, respectively. We recognize monthly service fees as services are delivered provided there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. Professional service fees consist of additional training and business consulting and analysis provided to customers, both at the initial launch and over the term of the contract. When professional service fees provide added value to the customer on a standalone basis and there is objective reliable evidence of the fair value of each deliverable, we recognize professional service fees upon completion and customer acceptance of key milestones within the professional services engagement. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 36 months, representing the Company’s current estimate of the term of the client relationship. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 120 days.

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

OPERATING EXPENSES

Our cost of revenue has principally been associated with the LivePerson services and has consisted of:

▪	compensation costs relating to employees who provide customer support and implementation services to our clients;

▪	compensation costs relating to our network support staff;

▪	allocated occupancy costs and related overhead; and

▪
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

During the nine months ended September 30, 2007, we increased our allowance for doubtful accounts by $74,000 to approximately $179,000, due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment practices.  In addition, the increase was attributed to additional reserves related to two customers. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and nine months ended September 30, 2007 and 2006 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation expense related to SFAS No. 123(R)	$930	$557	$2,642	$1,580
Total	$930	$557	$2,642	$1,580

RESULTS OF OPERATIONS

Due to our acquisition of Proficient in July 2006, certain identifiable assets of FaceTime in July 2004, our acquisition of certain identifiable assets of Island Data in December 2003, and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2007 and 2006 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue. Total revenue increased by 44% and 53% to $12.8 million and $35.5 million in the three and nine months ended September 30, 2007, respectively, from $8.9 million and $23.2 million in the comparable periods in 2006. This increase is primarily attributable to increased revenue from existing clients in the amount of $2.7 million and $8.4 million and to revenue from new clients of approximately $1.3 million and $4.1 million, respectively. The increase is also attributable to an increase in professional services in the amount of $373,000 and $629,000, respectively.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 54% and 75% to $3.3 million and $9.2 million in the three and nine months ended September 30, 2007, respectively, from $2.1 million and $5.2 in the comparable periods in 2006. This increase is primarily attributable to costs related to increased spending for primary and backup server facilities of approximately $759,000 and $1.7 million, respectively and to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $244,000 and $1.3 million, respectively. As a result, our gross margin in the three and nine months ended September 30, 2007 decreased to 74% and 74%, respectively, as compared to 76% and 77% in the three and nine months ended September 30, 2006, respectively. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 57% and 84% to $2.2 million and $6.0 million in the three and nine months ended September 30, 2007, respectively, from $1.4 million and $3.3 million in the comparable periods in 2006. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform and for the nine months ended September 30, 2007, to our acquisition of Proficient in July 2006, in the amount of approximately $343,000 and $1.7 million, respectively. The increase is also attributable to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $175,000 and $486,000, respectively.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 15% and 22% to $3.6 million and $10.5 million in the three and nine months ended September 30, 2007, respectively, from $3.1 million and $8.6 million in the comparable periods in 2006. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $388,000 and $1.7 million, and to a lesser extent, to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $48,000 and $257,000, respectively. These increases were partially offset by a decrease in professional service fees as the result of our 2006 re-branding efforts in the amount of $45,000 and $169,000, respectively.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 30% and 35% to $2.3 million and $6.4 million in the three and nine months ended September 30, 2007, respectively, from $1.8 million and $4.7 million in the comparable periods in 2006. This increase is primarily attributable to increases in compensation and related expenses in the amount of $208,000 and $632,000, respectively, and to an increase in professional services and recruitment costs in the amount of $133,000 in the three months ended September 30, 2007. The increase in the nine months ended September 30, 2007 is also related to an increase in rent and occupancy costs related to new leases for our New York and Israeli offices in the amount of $239,000 and to increases in professional services and recruitment costs in the amount of $215,000. These increases are also attributable to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $122,000 and $166,000, respectively.

Amortization of Intangibles. Amortization expense was $242,000 and $725,000 in the three and nine months ended September 30, 2007 compared to $447,000 and $911,000 in the comparable periods in 2006, respectively. Amortization expense in 2007 relates primarily to acquisition costs recorded as a result of our acquisition of Proficient in July 2006. Amortization expense in 2006 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data, FaceTime, and Proficient in December 2003, July 2004, and July 2006, respectively.

Other Income. Interest income was $309,000 and $744,000 in the three and nine months ended September 30, 2007 compared to $200,000 and $514,000 in the comparable periods in 2006, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and, to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Provision for Income Taxes. Income tax expense was $0 and $0 in the three and nine months ended September 30, 2007 and 2006. In the three and nine months ended September 30, 2007 and 2006, we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero.

Net Income. We had net income of $1.6 million and $3.4 million in the three and nine months ended September 30, 2007 compared to $257,000 and $957,000 for the comparable periods in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had approximately $30.2 million in cash and cash equivalents, an increase of $8.4 million from December 31, 2006. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to the excess tax benefit from the exercise of employee stock options, offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2007 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in accrued expenses, partially offset by increases in deferred taxes and, accounts receivable. Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2006 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by increases in accounts receivable, prepaid expenses and accrued expenses.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2007 and was due primarily to the purchase of fixed assets and the payment of acquisition costs. Net cash used in investing activities was $285,000 for the nine months ended September 30, 2006 and was due primarily to the purchase of fixed assets, and to a lesser extent, to the acquisition of certain intangible assets offset by cash acquired in the Proficient acquisition.

Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2007 and consisted of the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $745,000 for the nine months ended September 30, 2006 and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of September 30, 2007, we had an accumulated deficit of approximately $95.8 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

On June 25, 2007, we executed a definitive agreement to acquire Kasamba, Inc., a Delaware corporation with operations in Tel Aviv, Israel that provides live expert advice delivered online via real-time chat to consumers. Under the terms of the agreement, we acquired the outstanding common stock of Kasamba and assumed all of its outstanding options for total consideration of approximately $40 million, comprised of $9 million in cash and approximately $31 million in stock. The transaction closed on October 3, 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We do not have any special purposes entities, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2007 was approximately $390,000 and $1.2 million, respectively, and approximately $306,000 and $666,000 for the three and nine months ended September 30, 2006, respectively.

As of September 30, 2007, our principal commitments were approximately $4.2 million under various operating leases, of which approximately $387,000 is due in 2007. We do not currently expect that our principal commitments for the year ending December 31, 2007 will exceed $2.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $3.0 million in 2007. Our contractual obligations at September 30, 2007 are summarized as follows:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating leases	$4,229	$1,528	$2,201	$500	$—
Total	$4,229	$1,528	$2,201	$500	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through September 30, 2007, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiary, HumanClick Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts in the nine months ended September 30, 2007 by $74,000 to approximately $179,000. This increase was due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment practices. In addition, the increase was attributed to additional reserves related to two customers. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.   CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against us and two of our executive officers containing claims related to improper termination of employment. The claim seeks damages of approximately $50 million. We believe the claims are without merit, and intend to vigorously defend against such claims. However, we cannot assure you that our defenses will be successful and, if they are not, that our ultimate liability in connection with these claims will not have a material adverse effect on our results of operations, financial condition or cash flows. We have not accrued for this contingency as of December 31, 2006 or September 30, 2007, because the amount of loss, if any, cannot be reasonably estimated at this time. We carry appropriate levels of insurance for employment related claims but we cannot guarantee that any damages arising from this claim will be covered by this policy.

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

ITEM 2.   PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Our share repurchase program, announced on February 8, 2007, allows us to repurchase up to $8.0 million in shares of our common stock, if and when the Company’s Board of Directors determines it is in the best interest of stockholders to do so. As of September 30, 2007, we had not repurchased any shares under this program. Repurchases under the program, if any, would be completed no later than the end of the first quarter of 2008 when the program is scheduled to expire by its terms.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
7/1/2007 – 7/31/2007	—	—	—	$8,000,000
8/1/2007 – 8/31/2007	—	—	—	$8,000,000
9/1/2007 – 9/30/2007	—	—	—	$8,000,000
Total	—	—	—	$8,000,000

ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: November 9, 2007	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002