Form 10-K
period 2007-12-31
LIVEPERSON INC
filed 2008-03-14
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $197,622,933 (computed by reference to the last reported sale price on The Nasdaq Capital Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 6, 2008, 48,172,084 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed not later than April 29, 2008, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2007 ANNUAL REPORT ON FORM 10-K

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

Overview

LivePerson is a leading facilitator of online ecommerce interaction, enhancing real-time sales, customer support and personalized expert advice. In 2007, LivePerson hosted more than 50 million chat interactions across our diverse customer base, while more than 600,000 paid transactions took place between experts and consumers through Kasamba, which we acquired in October 2007. LivePerson’s proprietary chat, voice, email and self-service/knowledgebase applications, coupled with our domain knowledge and industry expertise, have been proven to maximize the positive financial impact of the online channel—increasing sales, customer satisfaction and loyalty while reducing customer service costs.

More than 6,000 companies, including EarthLink, Hewlett-Packard, Microsoft, Qwest, and Verizon, employ our technology to keep pace with rising consumer expectations from the online channel. As a result, LivePerson has unique insight into consumer behavior; which we use to improve our product and educate our customers through our growing consulting services.

Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling clients to:

•	increase conversion rates and reduce abandonment by selectively engaging website visitors;

•	accelerate the sales cycle, drive repeat business and increase average order values;

•	increase customer satisfaction, retention and loyalty while reducing customer service costs;

•	harness the knowledge of subject-matter experts by allowing consumers to engage with major online brands; and

•	refine and improve performance by understanding which initiatives deliver the highest rate of return.

A software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis, which offers benefits over premise-based software including lower up-front costs; faster implementation; lower total cost of ownership (TCO); scalability; cost predictability; and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by LivePerson eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was initially introduced in November 1998.

Market Opportunity

More than 10 years after its emergence, the Internet is beginning to mature. More than 75% of U.S. households currently have a PC; this figure is expected to grow to 85% by 2012.

In 2007, broadband Internet access became the mainstream method of connection; 50% of U.S. households are online using high-speed access, while researchers anticipate broadband penetration to reach 70% by 2012.

Forrester Research reports that U.S. online retail sales reached $175 billion in 2007, representing a 21% increase from the previous year. The industry is expected to add roughly $30 billion in additional revenue every year over the next five years, continuing its double-digit year-over-year growth rate.

The independent research company also forecasts online banking adoption will continue its upward trajectory. According to Forrester’s figures, by 2011 the number of U.S. consumers who bank online will grow by 55%, representing 76% of online households.

Search advertising spending and Internet advertising revenues continue to reach new heights. Companies continue to shift spending away from TV, print, radio, and other traditional media in favor of web-based media, which can be more measurable, interactive, targeted and relevant. Although estimates vary, the Interactive Advertising Bureau (IAB) and PricewaterhouseCoopers (PwC) calculated that 2007 Internet advertising revenues grew to $21 billion, a 25% increase over the previous revenue record of nearly $17 billion in 2006.

The unrivaled convenience, accessibility and selection of the Web have established the channel as a mass consumer medium. The Internet is a ubiquitous influence in our day-to-day lives, and consumer expectations and demands continue to rise.

We believe that the online channel presents significant expansion opportunities across many industries. According to the U.S. Commerce Department, e-commerce sales grew 10% in 2007, while overall retail sales grew by only 4%. More affluent than the average consumer, online shoppers are less sensitive to changes in economic conditions. Nonetheless, competition is just a mouse-click away. To survive in this competitive environment, e-businesses must differentiate their service, quality and overall experience to gain customer loyalty.

By supplying online engagement tools that facilitate real-time assistance and trusted personalized advice, LivePerson enables businesses and individual service providers to connect with their target audience. Creating more relevant, compelling and personalized online experiences, our platform helps e-business organizations meet the needs of demanding consumers while reinforcing their brand promise.

Strategy

The key elements of our strategy include:

Expanding Our Real-Time Platform of Live Expert Advice to Drive Further Demand for Chat. In October 2007, LivePerson completed its acquisition of Kasamba Inc. Accelerating our expansion into the direct-to-consumer market, the acquisition is expected to extend the value we deliver to our growing base of business customers. Our integrated platform will connect consumers with individual service providers and experts in a broader range of categories and will be designed to help the Internet deliver on its promise of making our lives easier and better by supplying access to the world’s experts and their information.

Strengthening Our Position in Target Markets and Growing Our Recurring Revenue Base. LivePerson intends to extend its market position by significantly increasing its installed client base. We plan to continue to focus primarily on key target markets: the financial services, retail, telecommunications, technology, travel/hospitality, and automotive industries, as well as the small and midsize business (SMB) sector. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing clients by collaborating with them to optimize our added value and effectiveness. Broadening our client base will enable us to continue to expand our recurring revenue stream. We also believe that greater exposure of Internet users to our real-time platform will create additional demand for online engagement solutions.

Increasing the Value of our Service to our Clients. We regularly add new features and functionality to our services to further enhance value to our clients. Because we manage the server infrastructure, we can make new features available to our clients immediately upon release, without client or end-user installation of software or hardware. We currently offer a suite of reporting, analysis and administrative tools as part of our overall portfolio of services. We will continue to develop more comprehensive tools for appropriate sectors of our client base, while adding further interactive capabilities. For example, our enhanced click-to-call voice capabilities extend our value proposition across additional communication channels, facilitating a blended Web and call center experience. The innovative voice offering helps customers bridge the gap between their online channel and their call center. We also intend to continue to enhance our ability to capture, analyze and report on the substantial amount of online activity data we collect on behalf of our clients to further our clients’ online strategies. We will also continue to refine additional service offerings that will provide value to our clients, such as more robust consulting and advisory services that enable improved reporting capabilities, data storage and bridges to existing client systems. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

Continuing to Build Strong Brand Recognition. As a pioneer in real-time customer engagement, LivePerson enjoys strong brand recognition and credibility. By strategically targeting decision makers and influencers within key vertical markets, our goal is to generate increased awareness and demand for our broad range of online engagement tools. In addition, we have developed relationships with the media and analyst community to reinforce our position and status within the industry. Our brand name is also visible to both business users and consumers. When a visitor engages in a text-based chat on a website that offers our real-time technology, our brand name is usually displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

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

Evaluating Strategic Alliances and Acquisitions where Appropriate. We continue to seek opportunities to form strategic alliances with, or to acquire, other companies that can accelerate our growth or broaden our product offerings. We have successfully integrated several acquisitions over the last seven years. In October 2000, we acquired HumanClick Ltd., an Israeli-based provider of real-time, online customer service applications to small businesses. In July 2002, we acquired the customer contracts and associated rights of NewChannel, Inc., a provider of proactive online sales services. In December 2003, we acquired certain identifiable assets of Island Data Corporation, a provider of knowledgebase services to large corporate clients. In July 2004, we acquired certain identifiable assets of FaceTime Communications, Inc., a provider of real-time communications solutions. In July 2006, we acquired Proficient Systems, Inc., an Atlanta-based provider of hosted proactive chat solutions that help companies generate revenue on their websites. In October 2007, we acquired Kasamba Inc., a leading online provider of live expert advice delivered to customers via real-time chat.

While we have in the past, and may from time to time in the future, engage in discussions regarding or pursue acquisitions or strategic alliances, we currently have no commitments with respect to any future acquisitions or strategic alliances and we are not currently engaged in any material negotiations with respect to these types of opportunities.

Expanding our International Presence. We maintain a sales and customer support office as well as a hosting facility in the United Kingdom.  During 2007, we increased our investment in personnel and marketing support to expand our customer base in the United Kingdom and Western Europe, and have several of the largest financial services and telecommunications companies in this territory as customers.  We expect to further expand in this region, primarily through direct sales efforts. We have also translated the customer-facing user interface for LivePerson services into eighteen languages, including French, German, Italian, Chinese, Japanese and Korean. We are actively evaluating strategies to pursue further international expansion in the Asia/Pacific region.  We expect that these expansion efforts will leverage regionally focused partners with existing relationships.

Products and Services

LivePerson’s hosted platform supports and manages real-time online interactions—chat, voice/click-to-call, email and self-service/knowledgebase—from a single, unified agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless customer experience. In addition to product offerings, LivePerson provides professional services to support the complete deployment of our enterprise solutions.

Timpani Sales and Marketing

Timpani Sales and Marketing combines online site traffic monitoring software with a sophisticated rules engine to enable LivePerson clients to proactively engage website visitors. The enterprise application enables clients to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. The intelligent and proactive solution identifies website visitors who demonstrate the highest propensity to convert and engages them in real time with relevant content and offers, helping to achieve desired outcomes.

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

Timpani Voice

Timpani Voice bridges the gap between web-based contact channels and the call center. Combining online collaboration tools with business rules, real-time analytics and comprehensive reporting, our click-to-call solution leverages existing telephony infrastructure and call center resources to seamlessly integrate voice with the online channel.

LivePerson Pro

LivePerson Pro enables SMBs to increase online sales and improve customer service with live chat. This economical solution combines real-time monitoring tools, which are used to identify targeted visitors, and geolocation, to facilitate cross-sell/up-sell opportunities and prevent fraud.

LivePerson Contact Center

LivePerson Contact Center enables SMBs to improve agent productivity, lower service costs and increase customer satisfaction. The solution manages all communications, including live chat, voice, email, self-service, and telephone logs, from an easy-to-use, all-in-one platform. Our SMB products also offer full integration with Google Analytics, a feature that helps customers accurately measure the impact of the chat channel on their sales and conversion rates.

Professional Services

Our Professional Services team uses a comprehensive, customer-focused methodology to develop high-quality solutions, delivering significant results and providing a competitive advantage to our enterprise clients. Dedicated members of the Professional Services team work hand-in-hand with client teams to analyze online Web processes, develop an optimal deployment strategy, coordinate technical deployment and testing, train contact center agents and implement ongoing performance optimization programs designed to deliver desired business results.

Consumer Services

Our current consumer services offering is an online marketplace that connects experts and individual service providers who sell their information and knowledge via real-time chat with consumers. Users seek assistance and advice in various categories including personal counseling and coaching, computers & programming, health & medicine, education & tutoring, shopping, professional development, spirituality & religion, business & finance, arts & creative services, legal services, home & leisure, and other topics.

Clients

Our client base includes Fortune 1000 companies, dedicated Internet businesses and a broad range of online merchants. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on key target markets: the financial services, retail, telecommunications, technology, travel/hospitality, and automotive industries, as well as the SMB sector.

No single customer accounted for 10% of our total revenue in 2007.

Sales and Marketing

Sales

We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

•
Direct Sales. Our sales process focuses on how our solutions and domain expertise deliver financial and operational value that support our clients’ strategic initiatives. The Timpani Sales and Marketing value proposition is targeted to business executives whose primary responsibility is maximizing online customer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value. The value proposition for Timpani Contact Center is designed to appeal to professionals who hold top- and bottom-line responsibility for customer service and technical support functions within their organization. Timpani Contact Center enables these organizations to provide effective customer service using the online channel while deflecting costly phone calls and shifting service interactions to more cost efficient channels. Whether we engage with individuals or teams responsible for online sales or service, LivePerson’s Timpani platform supports any organization with a company-wide strategic initiative to improve the overall online customer experience.

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

•
Indirect Sales. Our New Markets sales organization is focused on developing partnerships with call centers, industry vertical channels and online marketing agencies to generate revenues outside the focus of the direct sales team. This organization also provides leverage to the direct team with strategic partnerships that allow us to extend our core solution offering and increase our value proposition. By maximizing market coverage via partners who provide complementary products and services, we believe this channel will increase our revenue opportunities and accelerate market penetration without incurring the traditional costs associated with direct sales.

Client Support

Our Professional Services group provides deployment support and business consulting to enterprise clients and maintains involvement throughout the engagement lifecycle. All LivePerson clients have access to 24/7 help desk services through chat, email and phone. Enterprise clients are also each assigned an account manager to provide ongoing evaluation of their online business strategy and performance against established business metrics.

Marketing

Our marketing efforts are organized around the needs, trends and characteristics of our existing and prospective client base. Our deep relationship with existing clients fosters continuous feedback, thereby allowing us to develop and refine marketing programs for specific industry segments. We market our products and services to executives with profit and loss (P&L) responsibility for the online channel and customer service operations with a focus on the financial services, retail, telecommunications, technology, travel/hospitality, and automotive industries, as well as SMBs. Our integrated marketing strategy includes lead generation campaigns to reach potential and existing clients using mediums such as online initiatives, advertising, direct mail, and industry- and category-specific tradeshows and events.

Our marketing strategy also encompasses public relations. As a result of relationships developed with the media and analyst community, we gain positive media and editorial coverage. Other initiatives include securing speaking opportunities and bylined articles featuring key executives and customers, which helps raise LivePerson’s profile and reinforce our position as an industry leader. We also proactively facilitate formal and informal interaction among our most accomplished customers, enabling us to expand our presence as one of their key strategic partners.

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. Although few technological barriers to enter this market exist, we believe that our long-standing relationships with clients, particularly at the enterprise level, differentiate us from new entrants into the market. This differentiation is comprised mainly of our depth of experience in data analysis, agent training and online marketing optimization. Additional barriers to entry include the ability to design and build scalable software that can support the world's most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a scalable network infrastructure.

LivePerson’s business solutions compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces significant competition from online interaction solution providers, including SaaS providers RightNow Technologies, Art Technology Group and Instant Service. The most significant barriers to entry in this market are knowledge of:

•	online consumer purchasing habits;

•	methodologies to correctly engage customers;

•	metrics proving return on investment; and

•	technology innovation opportunities.

LivePerson also faces potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology and/or consumer-oriented companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and live advice.

Finally, LivePerson competes with clients and potential clients that choose to develop an in-house online engagement solution, as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

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

Technology

Three key technological features distinguish the LivePerson services:

Our clients are supported by a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, third-party server center in the Eastern United States and are supported by a backup server facility located in the Southwestern United States. In Europe, our primary servers are hosted in a fully-secured, third-party server center in London. During 2007, we began to build a collocation facility in the eastern U.S. to enable us to begin to take over management of the servers and infrastructure for the LivePerson and Kasamba services. We expect this transition, once complete, to enable us to exert even greater control over system architecture, security, scalability and overall management of our infrastructure.

•	Our network, hardware and software are designed to accommodate our clients’ demand for secure, high-quality 24-hour per day/seven-day per week service.

•
As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to immediately provide these benefits simultaneously to our entire client base. In addition, it allows us to maintain a relatively short development and implementation cycle.

As a SaaS provider, we focus on the development of tightly integrated software design and network architecture. We dedicate significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

Software Design. Our software design is based on client-server architecture. As a SaaS provider, our clients install only the LivePerson Operator Console (Windows or Java-based) on their operators’ workstations. Visitors to our clients’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our clients’ operators or to use the LivePerson services.

Our software design is also based on open standards. These standard protocols facilitate integration with our clients’ legacy and third-party systems, and include:

•	Java

•	XML (Extensible Mark-up Language)

•	HTML (Hypertext Mark-up Language)

•	SQL (Structured Query Language)

•	HTTP (Hypertext Transfer Protocol)

Network Architecture. The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a third party server center with redundant network connections, servers and other infrastructure, ensuring minimal downtime. Our backup server infrastructure housed at a remote location provides our primary hosting facility with effective disaster recovery capability. For increased security, we use advanced firewall architecture and industry encryption standards. We also enable our clients to further encrypt their sensitive data using industry standard encryption algorithms.

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

Employees

As of March 6, 2008, we had 314 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

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

Risks Related to Our Business

Our quarterly revenue and operating results may be subject to significant fluctuations, which may adversely affect the trading price of our common stock.

Our quarterly revenue and operating results may fluctuate significantly in the future due to a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	continued adoption by companies doing business online of real-time sales, marketing and customer service solutions;

•	continued adoption by individual experts and consumers of online real-time advice services;

•	changes in our pricing models, policies or the pricing policies of our current and future competitors;

•	our clients’ business success;

•	our clients’ demand for our services;

•	consumer demand for our services;

•	our ability to attract and retain clients;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions; and

•	the introduction of new services by us or our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.

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

We may be unable to respond to the rapid technological change and changing client preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our clients’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

•	enhance the features and performance of our services;

•	develop and offer new services that are valuable to companies doing business online as well as Internet users; and

•	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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

If we are not competitive in the market for real-time sales, marketing and customer service solutions, or online consumer services our business could be harmed.

The market for online sales, marketing and customer service technology is intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments and frequent new product introductions. Established or new entities may enter the market in the near future, including those that provide solutions for real-time interaction online, or online consumer services related to real-time advice.

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications, and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including SaaS providers: RightNow Technologies, Art Technology Group and Instant Service. We face potential competition from Web analytics and online marketing service providers, such as Omniture. The most significant barriers to entry in this market are knowledge of:

•	online consumer purchasing habits;

•	methodologies to efficiently engage customers and consumers;

•	metrics proving return on investment; and

•	technology innovation opportunities.

Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

We also face potential competition from larger enterprise software companies such as Oracle. In addition, established technology companies such as Microsoft, Yahoo and Google may leverage their existing relationships and capabilities to offer real-time sales, marketing and customer service applications or consumer services similar to our consumer offerings.

Finally, we compete with clients and potential clients that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

We believe that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. As compared to our company, some of our larger current and potential competitors have:

•	greater brand recognition;

•	more diversified lines of products and services; and

•	significantly greater financial, marketing and research and development resources.

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies. These competitors may be able to:

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	make more attractive offers to businesses or individuals to induce them to use their products or services.

Any delay in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services would likely harm our competitive position. Delays would allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

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

In addition, as a result of these conditions, our clients that may experience (or that anticipate experiencing) difficulty raising capital, may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. If the current environment for our clients, including, in particular, our Internet-related clients, does not improve, our business, results of operations and financial condition could be materially adversely affected. In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales.

If we do not successfully integrate past or potential future acquisitions, our business could be harmed.

We have a history of making acquisitions. Most recently, in October 2007, we acquired Kasamba Inc., an Israeli-based provider of a platform for online, real-time expert advice. In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

•	difficulties in integrating operations, technologies, products and personnel with LivePerson;

•
diversion of financial and management resources from efforts related to the LivePerson services or other pre-existing operations; risks of entering new markets beyond providing real-time sales, marketing and customer service solutions for companies doing business online;

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

We could face additional regulatory requirements, tax liabilities and other risks as we expand internationally and/or as we expand into direct-to-consumer services.

In October 2007, we acquired Kasamba Inc., an Israeli-based provider of a platform for online, real-time expert advice. In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, we have established a sales, marketing and client support presence in the United Kingdom in support of expansion efforts into Western Europe, and have integrated the United Kingdom operations of Proficient Systems into that office. There are risks related to doing business in international markets as well as in the online consumer market, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the U.S., we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, negatively impacting our results of operations.

The success of our business is dependent on the retention of existing clients and their purchase of additional services, as well as attracting new customers and consumer users to our consumer services.

Our business services agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate these services agreements, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small amount of services sold in initial orders, we depend on sales to new clients and sales of additional services to our existing clients.

We are dependent on technology systems and third-party content that are beyond our control.

The success of our services depends in part on our clients’ online services as well as the Internet connections of visitors to websites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which have resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service. Our services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our clients or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

In addition, we rely on third-party Web hosting service providers and other third parties for Internet connectivity and network infrastructure hosting, security and maintenance. These providers have, in the past, experienced problems that have resulted in slower than normal response times and interruptions in service. If we are unable to continue utilizing the services of our existing Web hosting and infrastructure providers or if our services experience interruptions or delays, our business could be harmed.

Our business service also depends on third parties for hardware and software and our consumer services depend on third parties for content, which products and content could contain defects or inaccurate information. Problems arising from our use of such hardware or software or third party content could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts or to manage issues related to content. To the extent any such problems require us to replace such hardware or software, we may not be able to do so on acceptable terms, if at all.

We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms.

Our technology platforms enable representatives of our clients as well as individual service providers to communicate with consumers and other persons seeking information or advice on the world wide web. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

Claims could be made against online services companies under both U.S. and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

The Digital Millennium Copyright Act, or DMCA, is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of The Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we can not guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

Our consumer service allows consumers to provide feedback regarding service providers. Although all such feedback is generated by users and not by us, claims of defamation or other injury could be made against us for content posted on our websites. Our liability for such claims may be higher in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled.

If we become liable for information provided by our users and carried via our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business.

In addition, negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our technology platforms could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

In the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, any of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful services or the unlawful sale of services could harm our business.

Our services are subject to payment-related risks.

For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be adversely affected.

With the acquisition of Kasamba, we facilitate online transactions between individual service providers who provide online advice and information to consumers. In connection with these services, we accept payments using a variety of methods, such as credit card, debit card and PayPal. These payments are subject to “chargebacks” when consumers dispute payments they have made to us. Chargebacks can occur whether or not services were properly provided. Susceptibility to chargebacks puts a portion of our revenue at risk. We take measures to manage our risk relative to chargebacks and to recoup properly charged fees, however, if we are unable to successfully manage this risk our business and operating results could be adversely affected. As we offer new payment options to our users, we may be subject to additional regulations, compliance requirements, and fraud.

We are also subject to a number of other laws and regulations relating to money laundering, international money transfers, privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments services business.

Technological or other defects could disrupt or negatively impact our services, which could harm our business and reputation.

We face risks related to the technological capabilities of our services. We expect the number of interactions between our clients’ operators and Internet users over our system to increase significantly as we expand our client base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets. If future versions of our software contain undetected errors, our business could be harmed. If third-party content is flawed, our business could be harmed. As a result of major software upgrades at LivePerson, our client sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new Web hosting services. These problems, if not remedied, could harm our business.

Our services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

•	damage to our reputation;

•	lost sales;

•	delays in or loss of market acceptance of our products; and

•	unexpected expenses and diversion of resources to remedy errors.

We have a history of losses, we had an accumulated deficit of $93.4 million as of December 31, 2007 and we may incur losses in the future.

Although we have achieved profitability in each three-month period from and including the period ended September 30, 2003, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses of $6.8 million for the year ended December 31, 2002 and $816,000 for the year ended December 31, 2003. We recorded net income of $2.1 million for the year ended December 31, 2004, $2.5 million for the year ended December 31, 2005, $2.2 million for the year ended December 31, 2006, and $5.8 million for the year ended December 31, 2007. As of December 31, 2007, our accumulated deficit was approximately $93.4 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

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

We may be unable to attract, integrate or retain other highly qualified employees in the future. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our clients would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company

Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In addition, we may not be able to outsource certain functions. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, it may become more difficult for us to manage existing, or establish new, relationships with clients and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

We believe our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Accounting principles generally accepted in the U.S. are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, as of January 1, 2006 we were required to adopt the provisions of SFAS No. 123(R) (revised 2004), “Share Based Payment,” causing us to expense employee stock options. This change decreased our net income per share by $0.08 and $0.05 for the years ended 2007 and 2006, respectively. We expect that it will decrease our net income per share by $0.02 and $0.11 for the first quarter and full year of 2008, respectively. This impact may change based upon additional stock option grants, if any, methodology refinement or other factors

We cannot predict our future capital needs to execute our business strategy and we may not be able to secure additional financing.

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

Our reputation depends, in part, on factors which are partially or entirely outside of our control.

Our services typically appear as a LivePerson-branded, Timpani-branded or a custom-created icon on our clients’ websites or our websites. The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees. The experts who respond to the inquiries of Internet users are independent consultants or agents of our clients; they are not our employees. As a result, we are not able to control the actions of these operators or experts. In addition, an Internet user may not know that the operator or expert is not a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our business services is aided by the prominent placement of the chat icon on a client’s website, over which we also have no control.

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

Our product development staff, help desk, online sales support and the Kasamba operations are located in Israel. As of December 31, 2007, we had 217 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activities or political instability in the region could adversely affect our operations in Israel and our business. Further deterioration of the situation might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

We are subject to federal, state and local regulation, and laws of jurisdictions outside of the United States, including laws and regulations applicable to computer software and access to or commerce over the Internet. Due to the increasing popularity and use of the Internet and various other online services, it is likely that new laws and regulations will continue to be adopted with respect to the Internet - or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

As a result of collecting data from live online Internet user dialogues, our clients may be able to analyze the commercial habits of Internet users. Privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our clients may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has adopted legislation which governs the collection and use of certain personal information. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients’ ability to collect and use information about their interactions with their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

For example, the LivePerson services allow our clients to capture and save information about their Internet user interactions, possibly without their knowledge. Additionally, our service uses a tool, commonly referred to as a “cookie,” to uniquely identify each of our clients’ Internet users. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could have a material adverse effect our business, results of operations and financial condition.

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

User concerns about the security of confidential information online have been a significant barrier to commerce on the Internet and online communications. Any well-publicized compromise of security could deter people from using the Internet or other online services or from using them to conduct transactions that involve the transmission of confidential information. If Internet commerce is inhibited as a result of such security concerns, our business would be harmed.

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

Other Risks

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

Our stockholders, who each own greater than five percent of the outstanding common stock, and our executive officers and directors, will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 48.3% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Our wholly-owned subsidiaries, HumanClick Ltd. and Kasamba, Ltd. maintain offices in Raanana, Israel of approximately 44,000 square feet, under leases expiring in October 2010.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 6,000 square feet, under a lease expiring in April 2010.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against us and two of our executive officers containing claims related to improper termination of employment. This litigation was settled in February 2008. The terms of the settlement are confidential. The settlement of this litigation did not have a material effect on our results of operations, financial condition or cash flows.

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares in the second quarter of 2007 to the shareholders of Proficient. The complaint filed by the Shareholders’ Representative seeks certain documentation relating to calculation of the earn-out consideration, and seeks payment of substantially all of the remaining contingently issuable earn-out shares. We believe the claims are without merit, intend to vigorously defend against this lawsuit, and do not currently expect that the total shares issued will differ significantly from the amount issued to date.

On January 29, 2008, we filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by our products. Monetary relief is not sought. We are presently unable to estimate the likely costs of the litigation of these legal proceedings. We expect our operations to continue without interruption during the period of litigation.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded on The Nasdaq Capital Market (formerly known as The Nasdaq SmallCap Market until September 27, 2005) of The Nasdaq Stock Market under the symbol LPSN. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The Nasdaq Capital Market:

	High	Low
Year ended December 31, 2007:
First Quarter	$7.88	$5.03
Second Quarter	$7.86	$5.10
Third Quarter	$6.36	$4.96
Fourth Quarter	$6.78	$4.89

Year ended December 31, 2006:
First Quarter	$7.42	$5.13
Second Quarter	$7.84	$4.05
Third Quarter	$6.00	$3.70
Fourth Quarter	$6.00	$4.27

HOLDERS

As of March 6, 2008, there were approximately 277 holders of record of our common stock.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

On March 10, 2008, our Board of Directors approved an extension of our existing stock repurchase program through the end of the first quarter of 2009. The program, originally announced in February 2007, was due to expire at the end of the first quarter of 2008.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of March 10, 2008, approximately $6.0 million remained available for purchases under the program. Our Board of Directors may discontinue the program at any time.

As of December 31, 2007, we had not repurchased any shares under this program. Repurchases under the program, if any, would be completed no later than the end of the first quarter of 2009 when the program is scheduled to expire by its terms.

 The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2007 - 10/31/2007	-	-	-	$8,000,000
11/1/2007 - 11/30/2007	-	-	-	$8,000,000
12/1/2007 - 12/31/2007	-	-	-	$8,000,000
Total	-	-	-	$8,000,000

STOCK PERFORMANCE GRAPH

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

Notes:

(1) The graph covers the period from December 31, 2002 to December 31, 2007.

(2) The graph assumes that $100 was invested at the market close on December 31, 2002 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

(3) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Stock Performance Graph above is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes, except to the extent that we specifically incorporate such information by reference into a previous or future filing, or specifically requests that such information be treated as soliciting material, in each case under those statutes.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2005, 2004 and 2003 and the related statements of operations for the years ended December 31, 2004 and 2003 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of Kasamba in October 2007 and Proficient in July 2006, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue	$52,228	$33,521	$22,277	$17,392	$12,023

Operating expenses:
Cost of revenue (1)	13,534	7,621	4,297	2,888	2,028
Product development (1)	9,032	5,062	2,699	2,000	1,641
Sales and marketing (1)	16,124	11,864	6,975	5,183	3,555
General and administrative (1)	9,208	6,542	4,458	4,456	3,610
Amortization of intangibles	1,116	1,383	931	792	1,014
Restructuring and impairment charges	—	—	—	—	1,024
Total operating expenses	49,014	32,472	19,360	15,319	12,872

Income (loss) from operations	3,214	1,049	2,917	2,073	(849)

Other income (expense):
Other expense	—	—	—	—	(8)
Interest income	896	715	300	77	41
Total other income, net	896	715	300	77	33

Income (loss) before provision for income taxes	4,110	1,764	3,217	2,150	(816)
(Benefit from) provision for income taxes (2)	(1,711)	(438)	675	58	—
Net income (loss) attributable to common stockholders	$5,821	$2,202	$2,542	$2,092	$(816)

Basic net income (loss) per common share	$0.13	$0.06	$0.07	$0.06	$(0.02)

Diluted net income (loss) per common share	$0.12	$0.05	$0.06	$0.05	$(0.02)

Weighted average shares outstanding used in basic net income (loss) per common share calculation	43,696,378	39,680,182	37,557,722	37,263,378	34,854,802

Weighted average shares outstanding used in diluted net income (loss) per common share calculation	46,814,080	43,345,232	39,885,328	39,680,304	34,854,802

(1) For the years ended December 31, 2007 and 2006, includes stock-based compensation expense related to the adoption of SFAS No. 123(R).
(2) For the years ended December 31, 2007 and 2006, the benefit from income taxes is related the release of the Company’s valuation allowance against deferred tax assets.

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,222	$21,729	$17,117	$12,425	$10,898
Working capital	17,641	19,233	15,668	11,283	8,486
Total assets	102,488	43,315	21,426	17,150	13,537
Total stockholders’ equity	84,712	34,549	17,213	13,554	9,336

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectability of accounts receivable, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Overview

LivePerson provides online engagement solutions that facilitate real-time assistance and trusted expert advice. Our hosted software platform creates more relevant, compelling and personalized online experiences.

We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

On July 18, 2006, we acquired Proficient Systems, Inc., a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $1.3 and $2.5 million are included in “Assets - Intangibles, net” on our December 31, 2007 and December 31, 2006 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc., a facilitator of online transactions between service providers (“experts”), who provide expert online advice to consumers (“users”) for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $5.6 million are included in “Assets - Intangibles, net” on our December 31, 2007 balance sheet.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

LivePerson provides online engagement solutions that facilitate real-time assistance and trusted expert advice. Our hosted software platform creates more relevant, compelling and personalized online experiences.

Our primary revenue source is from the sale of the LivePerson services under the brand names Timpani and LivePerson. With the acquisition of Kasamba Inc. (“Kasamba”), on October 3, 2007, we also facilitate online transactions between service providers (“experts”) who provide expert online advice to consumers (“users”).

The majority of our revenue is generated from two sources: (1) monthly service revenues and (2) related professional services. Because we provide our application as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, we recognize professional service fees upon completion and customer acceptance of key milestones within each of the professional services engagements. If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 36 months, representing our current estimate of the term of the client relationship.

For revenue recognized from online transactions between experts and users, we apply Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that we perform as an agent without any risk of loss for collection. We collect a fee from the user and retain a portion of the fee, and then remit the balance to the expert.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the years December 31, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of December 31, 2007 and 2006, there was approximately $10.9 and $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, respectively. That cost is expected to be recognized over a weighted average period of approximately 2.32 years.

Accounts Receivable

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2007, 2006 and 2005. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2007 or 2006. Accounts receivable at December 31, 2006 increased by approximately 136%, net of the Proficient acquisition, compared to December 31, 2005, due primarily to an increase in the proportion of receivables due from larger corporate clients that typically have longer payment practices. This increase and the acquisition of Proficient resulted in an increase in our allowance for doubtful accounts of $38,000 in the year ended December 31, 2006.

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

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship, accruals and other factors. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our accounting for past and future acquisitions and our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are still evaluating the effects of the statement and its impact on our consolidated financial statements.

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

We adopted FIN No. 48 on January 1, 2007 and as of that date and through December 31, 2007, we had no uncertain tax positions under FIN No. 48. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

We file a consolidated U.S. federal income tax return as well as income tax returns in several state jurisdictions, of which New York is the most significant. The statute of limitations has expired for tax years prior to 2003. In 2006, the Internal Revenue Service completed an examination of our federal returns for the 2004 taxable year.

Revenue

The majority of our revenue is generated from two sources: (1) monthly service revenues and (2) related professional services. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, our professional services revenue has begun to increase. Such clients also have more sophisticated data analysis and performance reporting requirements, and are more likely to engage our professional services organization to provide such analysis and reporting on a recurring basis. As a result, it is likely that a greater proportion of our future revenue will be generated from such ongoing professional services work.

Revenue attributable to our monthly service fee accounted for 94%, 95% and 95% of total LivePerson services revenue for the years ended December 31, 2007, 2006 and 2005, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

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

With the acquisition of Kasamba Inc., on October 3, 2007, we also facilitate online transactions between service providers (“experts”) who provide expert online advice to consumers (“users”). We collect a fee from the user and retain a portion of the fee, and then remit the balance to the expert.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

Operating Expenses

Our cost of revenue consists of:

•	compensation costs relating to employees who provide customer support and implementation services to our clients;

•	compensation costs relating to our network support staff;

•	allocated occupancy costs and related overhead;

•
the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity, as well as depreciation of certain hardware and software; and

•	the credit card fees and related processing costs associated with the Kasamba services.

Our product development expenses consist primarily of compensation and related expenses for product development personnel, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.

Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, online marketing, allocated occupancy costs and related overhead, advertising, sales commissions, public relations, promotional materials, travel expenses and trade show exhibit expenses.

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting and human resources personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2007, 2006 and 2005 consist of:

	2007	2006	2005
	(in thousands)
Stock-based compensation expense related to SFAS No. 123(R)	$3,881	$2,180	$—
Total	$3,881	$2,180	$—

Results of Operations

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our 2007, 2006 and 2005 operating results with each other, or with those of prior periods, may not be meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenue. Total revenue increased by 56% to $52.2 million for the year ended December 31, 2007, from $33.5 million for the year ended December 31, 2006. Excluding Kasamba revenue of $2.8 million, total revenue increased by 47% to $49.4 million. This increase is primarily attributable to increased revenue from existing clients, net of cancellations, in the amount of approximately $7.8 million, and, to a lesser extent, to revenue from new clients, including those acquired in the Proficient acquisition, in the amount of approximately $7.0 million and an increase in professional services revenue of approximately $1.1 million. Our revenue growth has traditionally been driven by a balanced mix of revenue from newly added clients and expansion from existing clients.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 78% to $13.5 million in 2007, from $7.6 million in 2006. Excluding Kasamba cost of revenue in the amount of $800,000, cost of revenue increased by 67% to $12.7 million. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients and the Proficient acquisition in the amount of approximately $1.6 million and to increased spending for primary and backup server facilities of approximately $2.3 million. As a result, our gross margin in the year ended December 31, 2007 decreased to 74% as compared to 77% in the year ended December 31, 2006. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 78% to $9.0 million in 2007, from $5.1 million in 2006. Excluding the impact of Kasamba product development expenses in the amount of $600,000, product development expenses increased by 65% to $8.4 million. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform and the Proficient acquisition in the amount of approximately $1.9 million. The increase is also attributable to an increase in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $719,000.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 36% to $16.1 million in 2007, from $11.9 million in 2006. Excluding Kasamba sales and marketing expenses in the amount of $1.6 million, sales and marketing expenses increased 22% to $14.5 million. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $2.2 million related to our continued efforts to enhance our brand recognition and increase sales lead activity, and to a lesser extent, to increases in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $332,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 41% to $9.2 million in 2007, from $6.5 million in 2006. Excluding Kasamba general and administrative expenses in the amount of $300,000, general and administrative expenses increased by 36% to $8.9 million. This increase is primarily attributable to increases in compensation expense in the amount of $850,000 related to an increase in headcount required to support our continued growth, and to a lesser extent, to employee salary merit increases. The increase is also related to increases in accounting, legal, recruiting, insurance, and occupancy and related expenses in the amount of $656,000 and to increases in stock-based compensation associated with the adoption of SFAS No. 123(R) in the amount of $256,000.

Amortization of Intangibles. Amortization expense was $1.1 million and $1.4 million in the years ended December 31, 2007 and 2006, respectively. Amortization expense in 2007 relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. Amortization expense is expected to be approximately $2.6 million in the year ended December 31, 2008. Amortization expense in 2006 relates primarily to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Island Data, FaceTime and Proficient in December 2003, July 2004 and July 2006, respectively.

Other Income. Interest income was $896,000 and $715,000 in 2007 and 2006, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

Benefit from Income Taxes. Benefit from income taxes was $1.7 million in 2007 and $438,000 in 2006. In 2007, we released our valuation allowance against deferred tax assets resulting in a benefit of approximately $1.8 million which was partially offset by foreign income tax expense of $69,000. As of December 31, 2007, our remaining valuation allowance is related to operating losses of Proficient, the benefits of which are currently uncertain. Until 2009, any future reductions of this valuation allowance will be reflected as a reduction of goodwill. Thereafter, any future reduction of this valuation allowance will be reflected as an income tax benefit. In 2006, we released a portion of our valuation allowance against deferred tax assets resulting in a benefit of approximately $538,000 which was partially offset by foreign income tax expense of $100,000.

Net Income. We had net income of $5.8 million in 2007 compared to net income of $2.2 million in 2006. Revenue increased $18.7 million and operating expenses increased $16.5 million, contributing to a net increase of $2.2 million in income from operations along with an increase in interest income of $180,000 and an increase in the benefit from income taxes of $1.3 million.

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

Interest Income. Interest income was $715,000 and $300,000 in 2006 and 2005, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

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

Liquidity And Capital Resources

As of December 31, 2007, we had $26.2 million in cash and cash equivalents, an increase of $4.5 million from December 31, 2006. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees, offset in part by net cash used in investing activities. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $9.0 million in the year ended December 31, 2007 and consisted of net income and non-cash expenses related to SFAS No. 123(R) and to the amortization of intangibles, partially offset by increases in deferred income taxes, accounts receivable and prepaid expenses. Net cash provided by operating activities was $2.6 million in the year ended December 31, 2006 and consisted of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $10.1 million in the year ended December 31, 2007 and was due primarily to our acquisition of Kasamba and the purchase of fixed assets. Net cash used in investing activities was $1.0 million in the year ended December 31, 2006 and was due to the purchase of fixed assets and our acquisitions of the Base Europe customer list and Proficient.

Net cash provided by financing activities was $5.7 million in the year ended December 31, 2007 and was attributable to the excess tax benefit and to proceeds from the exercise of employee stock options. On March 10, 2008, our Board of Directors approved an extension of our existing stock repurchase program to repurchase up to an aggregate of $8.0 million of our common stock through the end of the first quarter of 2009. Net cash provided by financing activities was $3.0 million in the year ended December 31, 2006 and was primarily attributable to the excess tax benefit from the exercise of employee stock options.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2007, we had an accumulated deficit of approximately $93.4 million. These losses were funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

Contractual Obligations and Commitments

We do not have any special purposes entities, and other than operating leases, which are described below; we do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2007 and 2006 was approximately $1.7 million and $1.1 million, respectively.

As of December 31, 2007, our principal commitments were approximately $7.3 million under various operating leases, of which approximately $2.9 million is due in 2008. We do not currently expect that our principal commitments for the year ending December 31, 2008 will exceed $3.0 million in the aggregate. Our contractual obligations at December 31, 2007 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$7,303	$2,947	$4,356	$—	$—
Total	$7,303	$2,947	$4,356	$—	$—

Capital Expenditures

During 2007, we began to build a collocation facility in the eastern U.S. to host the LivePerson and Kasamba services. Through December 31, 2007, we spent approximately $2.0 million for servers, network components and related hardware and software. We expect to incur additional significant costs in 2008, but our total capital expenditures are not currently expected to exceed $4.0 million in 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through December 31, 2007, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The functional currency of our wholly-owned Israeli subsidiaries, HumanClick Ltd. and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We did note write off any accounts during 2007. During 2006, we increased our allowance for doubtful accounts by $38,000 to approximately $105,000, principally due to an increase in accounts receivable as a result of increased sales. We did note write off any accounts during 2006.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (“LivePerson, Inc.”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 (l) to the consolidated financial statements, effective January 1, 2006, LivePerson, Inc. adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”, as revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 13, 2008

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$26,222	$21,729
Accounts receivable, less allowance for doubtful accounts of $208 and $105, in 2007 and 2006, respectively	6,026	4,269
Prepaid expenses and other current assets	1,802	1,317
Deferred tax assets, net	42	--
Total current assets	34,092	27,315
Property and equipment, net	3,733	1,124
Intangibles, net	6,953	2,640
Goodwill	51,684	9,673
Deferred tax assets, net	4,202	1,580
Security deposits	499	299
Other assets	1,325	684
Total assets	$102,488	$43,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,067	$813
Accrued expenses	9,191	3,754
Deferred revenue	4,000	3,256
Deferred tax liabilities, net	193	259
Total current liabilities	16,451	8,082
Other liabilities	1,325	684

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,892,128 shares issued and outstanding at December 31, 2007; 41,078,156 shares issued and outstanding at December 31, 2006	48	41
Additional paid-in capital	178,041	133,693
Accumulated deficit	(93,358)	(99,179)
Accumulated other comprehensive loss	(19)	(6)
Total stockholders’ equity	84,712	34,549
Total liabilities and stockholders’ equity	$102,488	$43,315

See accompanying notes to consolidated financial statements

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$52,228	$33,521	$22,277

Operating expenses:
Cost of revenue	13,534	7,621	4,297
Product development	9,032	5,062	2,699
Sales and marketing	16,124	11,864	6,975
General and administrative	9,208	6,542	4,458
Amortization of intangibles	1,116	1,383	931
Total operating expenses	49,014	32,472	19,360
Income from operations	3,214	1,049	2,917

Interest income	896	715	300
Income before benefit from (provision for) income taxes	4,110	1,764	3,217
Benefit from (provision for) income taxes	1,711	438	(675)
Net income	5,821	2,202	2,542
Basic net income per common share	$0.13	$0.06	$0.07
Diluted net income per common share	$0.12	$0.05	$0.06

Weighted average shares outstanding used in basic net income per common share calculation	43,696,378	39,680,182	37,557,722

Weighted average shares outstanding used in diluted net income per common share calculation	46,814,080	43,345,232	39,885,328

Net income for the years ended December 31, 2007 and 2006 includes stock-based compensation expense related to SFAS No. 123(R) in the amount of $3,881 and $2,180, respectively. There was no stock-based compensation in the year ended December 31, 2005 because the Company was not required to adopt SFAS No. 123(R) until January 1, 2006. Pro forma net income including stock-based compensation expense as disclosed in the notes to the Consolidated Financial Statements for the year ended December 31, 2005 was $487 and $0.01 per diluted common share. See note 1(l).

See accompanying notes to consolidated financial statements

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total
	Shares	Amount
Balance at December 31, 2004	37,380,732	$37	$117,440	$(103,923)	$—	$13,554
Issuance of common stock upon exercise of stock options and warrants	598,539	1	450	—	—	451
Tax benefit from exercise of employee stock options	—	—	666	—	—	666
Net income	—	—	—	2,542	—	2,542
Balance at December 31, 2005	37,979,271	38	118,556	(101,381)	—	17,213
Issuance of common stock in connection with Proficient acquisition	1,960,711	2	9,927	—	—	9,929
Issuance of common stock upon exercise of stock options and warrants	1,138,174	1	988	—	—	989
Stock-based compensation	—	—	2,180	—	—	2,180
Tax benefit from exercise of employee stock options	—	—	2,042	—	—	2,042
Net income	—	—	—	2,202	—	2,202
Other comprehensive loss	—	—	—	—	(6)	(6)
Comprehensive income						2,196
Balance at December 31, 2006	41,078,156	41	133,693	(99,179)	(6)	34,549
Issuance of common stock in connection with Kasamba acquisition	4,130,776	4	23,921	—	—	23,925
Vested options issued in connection with Kasamba acquisition	—	—	1,965	—	—	1,965
Issuance of common stock in connection with Proficient acquisition	1,127,985	1	8,893	—	—	8,894
Issuance of common stock upon exercise of stock options and warrants	1,555,211	2	2,586	—	—	2,588
Stock-based compensation	—	—	3,881	—	—	3,881
Tax benefit from exercise of employee stock options	—	—	3,102	—	—	3,102
Net income	—	—	—	5,821	—	5,821
Other comprehensive loss	—	—	—	—	(13)	(13)
Comprehensive income						5,808
Balance at December 31, 2007	47,892,128	$48	$178,041	$(93,358)	$(19)	$84,712

See accompanying notes to consolidated financial statements

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$5,821	$2,202	$2,542
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash compensation expense	3,881	2,180	—
Depreciation	802	555	171
Loss on disposal of fixed assets	—	111	—
Amortization of intangibles	1,772	1,383	931
Provision for doubtful accounts, net	103	38	30
Deferred income taxes	(4,980)	(2,581)	666

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,861)	(2,329)	(116)
Prepaid expenses and other current assets	(287)	(629)	(116)
Security deposits	15	(54)	(14)
Accounts payable	877	293	84
Accrued expenses	2,105	665	137
Deferred revenue	745	771	288
Net cash provided by operating activities	8,993	2,605	4,603

Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(1,709)	(652)	(362)
Acquisition of Kasamba, net of cash acquired	(8,194)	—	—
Acquisition of Proficient	(237)	(133)	—
Acquisition of Base Europe customer list	—	(233)	—
Net cash used in investing activities	(10,140)	(1,018)	(362)

Cash flows from financing activities:
Excess tax benefit from the exercise of employee stock options	3,102	2,042	—
Proceeds from issuance of common stock in connection with the exercise of options and warrants	2,551	989	451
Net cash provided by financing activities	5,653	3,031	451
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(6)	—
Net increase in cash and cash equivalents	4,493	4,612	4,692
Cash and cash equivalents at the beginning of the year	21,729	17,117	12,425
Cash and cash equivalents at the end of the year	$26,222	$21,729	$17,117

Supplemental disclosures:
Cash paid during the year for income taxes:	—	—	18

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2007, 4,130,776 shares of common stock, valued at $23,925, were issued in connection with the acquisition of Kasamba Inc. on October 3, 2007. In addition, the Company issued vested options with a fair value of $1,965.

See accompanying notes to consolidated financial statements

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

Cash flows from investing for the year ended December 31, 2007 does not include the purchases of approximately $1,300 of capitalized equipment and $117 of acquisition costs related to Kasamba as the corresponding invoices were included in accounts payable and accrued expenses at December 31, 2007, and therefore did not have an impact on cash flows for the period.

During the year ended December 31, 2007, 1,127,985 shares of common stock, valued at $8,894, were issued in connection with the earnout provision related to the acquisition of Proficient Systems, Inc. on July 18, 2006.

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

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson provides online engagement solutions that facilitate real-time assistance and trusted expert advice.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand names Timpani and LivePerson. With the acquisition of Kasamba Inc. (“Kasamba”), on October 3, 2007, the Company also facilitates online transactions between service providers (“experts”) who provide expert online advice to consumers (“users”). Headquartered in New York City, the Company’s product development staff, help desk, online sales support and the Kasamba operations, are located in Israel. The Company also maintains satellite sales offices in Atlanta and the United Kingdom.

(b)	Principles of Consolidation

The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship, and accruals. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value.

(e)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2007, 2006 and 2005 was $802, $555, and $171, respectively.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

(h)	Revenue Recognition

The majority of the Company’s revenue is generated from two sources: (1) monthly service revenues and (2) related professional services. Because the Company provides its application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

With the acquisition of Kasamba Inc., on October 3, 2007, the Company also facilitates online transactions between service providers (“experts”) who provide expert online advice to consumers (“users”). The Company applies Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that the Company performs as an agent without any risk of loss for collection. The Company collects a fee from the user and retains a portion of the fee, and then remits the balance to the expert.

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

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $2,674, $1,093, and $1,223 for the years ended December 31, 2007, 2006 and 2005, respectively.

(k)	Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2007 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2007, 2006 or 2005. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2007 or 2006.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(l)	Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the years ended December 31, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Cost of revenue	$475	$228
Product development expense	1,360	537
Sales and marketing expense	1,047	680
General and administrative expense	999	735
Total stock based compensation included in operating expenses	$3,881	$2,180

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The per share weighted average fair value of stock options granted and assumed during the years ended December 31, 2007 and 2006 was $3.76 and $3.21, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%-5.3%	4.8%
Expected life (in years)	4.2	4.0
Historical volatility	72.2%-75.7%	77.0%-80.0%

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

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below for 2005, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the year ended December 31, 2005 would have decreased to the pro forma amount presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

December 31, 2005

Net income as reported	$2,542
Add: Stock-based compensation expense included in net income as reported	—
Deduct: Pro forma stock-based compensation cost	(2,055)
Pro forma net income	$487

Basic net income per common share:
As reported	$0.07
Pro forma	$0.01

Diluted net income per common share:
As reported	$0.06
Pro forma	$0.01

The per share weighted average fair value of stock options granted during 2005 was $2.25. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero percent; risk-free interest rates of 4.3%; and expected life of five years. During 2005, the Company used a volatility factor of 82%.

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2007, approximately 11,616,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2007).As of December 31, 2007 and 2006, there was approximately $10.9 and $5.5 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.32 years.

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Diluted net income per common share for the years ended December 31, 2007 and 2006 includes the effect of options to purchase 5,566,416 and 6,052,379 shares of common stock, respectively, with a weighted average exercise price of $2.34 and $1.91, respectively, and warrants to purchase 63,000 and 188,250 shares of common stock, respectively, and with a weighted average exercise price of $3.25 and $1.56, respectively. Diluted net income per common share for the year ended December 31, 2007 and 2006 does not include the effect of options to purchase 3,430,950 and 1,963,125 shares of common stock, respectively. Diluted net income per common share for the year ended December 31, 2005 includes the effect of options to purchase 7,255,292 shares of common stock with a weighted average exercise price of $1.51 and warrants to purchase 188,250 shares of common stock with a weighted average exercise price of $1.56. Diluted net income per common share for the year ended December 31, 2005 does not include the effect of options to purchase 1,044,761 shares of common stock. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2007	2006	2005
Basic	43,696,378	39,680,182	37,557,722
Effect of assumed exercised options	3,117,702	3,665,050	2,327,606
Diluted	46,814,080	43,345,232	39,885,328

(n)	Segment Reporting

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” (“SFAS No. 131”) SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October, 2007 the Company is now organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment supports and manages real-time online interactions - chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between experts and users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative, non cash-compensation expenses and income taxes because management does not use this information to measure performance of the operating segments. There are currently no intersegment sales.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Summarized financial information by segment for the year ended December 31, 2007, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Business	Consumer(1)
Revenue:
Hosted services	$46,590	$46,590	$--
Expert advice	2,851	--	2,851
Professional services	2,787	2,787	--
Total revenue	$52,228	$49,377	$2,851
Cost of revenue	13,534	12,713	821
Sales and marketing	16,124	14,530	1,594
Amortization of intangibles	1,465	1,316	149
Unallocated corporate expenses	17,891	--	--
Operating income	$3,214	$20,818	$287

(1) Represents three months of operations for Kasamba, commencing October 3, 2007.

Revenues attributable to domestic and foreign operations follows:

United States	$43,223
United Kingdom	4,381
Other Countries	4,624
Total revenue	$52,228

Long-lived assets by geographic region follows:

United States	$59,719
Israel	8,677
Total long-lived assets	$68,396

(o)	Comprehensive Loss

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $1,991 as of December 31, 2007 and $1,363 as of December 31, 2006. Software costs are included in “Property and equipment, net” on the Company’s December 31, 2007 and 2006 balance sheets, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(q)	Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) on January 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill has been allocated to the Company’s operating segments, for the purposes of preparing our impairment analyses, based on a specific identification basis.

(r)	Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability and included in “Accrued expenses” on the Company’s December 31, 2007 and 2006 balance sheets, respectively.

(s)	Product Development Costs

The Company accounts for product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, completion of a working model of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs and such costs have not been significant. Through December 31, 2007, all development costs have been charged to product development expense in the accompanying consolidated statements of operations.

(t)	Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The translation adjustment of $19 and $6 for the years ended December 31, 2007 and 2006 is related to the Company’s wholly-owned United Kingdom subsidiary. The Company had no translation adjustment for the year ended December 31, 2005. The functional currency of the Company’s wholly-owned Israeli subsidiaries is the U.S. dollar.

(u)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its accounting for past and future acquisitions and its consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company is still evaluating the effects of the statement and its impact on the Company’s consolidated financial statements.

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

We adopted FIN No. 48 on January 1, 2007 and as of that date and through December 31, 2007, we had no uncertain tax positions under FIN No. 48. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(w)	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2006	$9,673	$9,673	$-
Adjustments to goodwill:
Acquisitions	32,940	-	32,940
Contingent earnout payments	8,914	8,914	-
Other	157	157	-
Balance as of December 31, 2007	$51,684	$18,744	$32,940

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

	Total	Business
Balance as of December 31, 2005	$-	$-
Adjustments to goodwill:
Acquisitions	9,673	9,673
Balance as of December 31, 2006	$9,673	$9,673

Intangible assets are summarized as follows (see Note 2):

Acquired Intangible Assets
	As of December 31, 2007
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$807
Customer contracts/customer lists	2,633	2.9 years	1,334
Trade names	630	3.0 years	53
Non-compete agreements	410	1.2 years	151
Other	235	3.0 years	20
Total	$9,318		$2,365

	As of December 31, 2006
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Customer contracts/customer lists	$5,082	2.9 years	$2,868
Technology	500	1.5 years	151
Non-compete agreements	164	2.0 years	87
Total	$5,746		$3,106

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1,772, $1,383 and $931 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five years is: $2,634 in 2008, $1,954 in 2009, $1,444 in 2010, $921 in 2011 and $0 in 2012.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(2)	Asset Acquisitions

Base Europe

On June 30, 2006 the Company acquired the customer list of Base Europe, a former reseller of its services. The purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will be amortized ratably over a period of 24 months. The net acquisition costs of $58 and $175 are included in “Assets - Intangibles, net” on the Company’s December 31, 2007 and 2006 balance sheets, respectively.

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

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s common stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets. None of the goodwill will be deductible for U.S. federal income tax purposes. The intangible assets are being amortized over their expected period of benefit. During the twelve months ended December 31, 2007, the Company reduced accrued severance costs in the amount of $122 and reduced accrued restructuring costs related to contract terminations in the net amount of $7. The Company incurred additional costs in the amount of $286, resulting in a net increase in goodwill of approximately $157 in the twelve months ended December 31, 2007.

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued  1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $21 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. All 1,127,985 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of March 31, 2007.  In accordance with the purchase agreement, the earn-out consideration is subject to review by Proficient’s Shareholders’ Representative.  On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient. The complaint filed by the Shareholders’ Representative seeks certain documentation relating to calculation of the earn-out consideration, and seeks payment of substantially all of the remaining contingently issuable earn-out shares.  The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the total shares issued will differ significantly from the amount issued to date.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The Company initiated a restructuring plan to eliminate redundant facilities, personnel and service providers in connection with the Proficient acquisition. These costs were recognized as liabilities in connection with the acquisition and have been recorded as an increase in goodwill as of the acquisition date.

The balance of the accrued restructuring liability as of December 31, 2007 is as follows:

	Balance as of January 1, 2007	Provision for the year ended December 31, 2007	Net utilization during the year ended December 31, 2007	Balance as of December 31, 2007

Severance	$168	$—	$(168)	$--
Contract terminations	149	67	(167)	49
Total	$317	$67	$(335)	$49

Included in the net utilization of $335 during the twelve months ended December 31, 2007 is a reduction in accrued contract terminations and accrued severance in the amounts of approximately $102 and $95 respectively.

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
		$3,000,000

The net intangible asset of $1,266 and $2,465 are included in “Assets - Intangibles, net” on the Company’s December 31, 2007 and 2006 balance sheets, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007.

The purchase price was $35,880, which included the issuance of 4,130,776 shares of the Company’s stock valued at $23,925, based on the quoted market price of the Company’s common stock for the two days before and after the date of the announcement, the issuance of 623,824 LivePerson options in replacement of Kasamba options, some of which were fully vested, valued at $1,965, a cash payment of $9,000 and acquisition costs of approximately $990. The Company recorded goodwill in the amount of $32,940, none of which will be deductible for U.S. federal income tax purposes. The acquisition represents the Company’s initial expansion beyond its historical business-to-business focus into the business-to-consumer market, and is also expected to extend the value the Company delivers to its growing base of business customers through a community that will connect consumers with experts in a range of categories. All 4,130,776 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of October 3, 2007. Of the total purchase price, a net liability of $812 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets which are being amortized over their expected period of benefit.

Management’s preliminary allocation of the purchase price in connection with the Kasamba acquisition is as follows:

Cash	$1,584
Other currents assets	494
Property and equipment	426
Intangible assets	6,085
Goodwill	32,940
41,529
Liabilities assumed	(3,316)
Deferred tax liability, net	(2,333)
Total purchase price consideration	$35,880

The components of the intangible assets listed in the above table are as follows:

	Weighted Average Useful Life (months)	Amount
Technology	48	$4,910
Trade name	36	630
Expert network	36	235
Non-compete agreements	12	310
		$6,085

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The net intangible asset of $5,629 and $0 are included in “Assets - Intangibles, net” on the Company’s December 31, 2007 and 2006 balance sheets, respectively.

The following unaudited pro forma consolidated financial information gives effect to the acquisitions of Kasamba and Proficient as if the acquisitions occurred on January 1, 2006, by consolidating the results of operations of Kasamba and Proficient with the results of the Company for the years ended December 31, 2007 and 2006. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

	Year Ended December 31,
	2007	2006
Revenue	$59,613	$42,511
Net income/(loss)	$1,924	$(4,098)
Basic and diluted net loss per common share	$0.04	$(0.09)
Weighted average shares outstanding - basic	46,953,661	45,803,564
Weighted average shares outstanding - diluted	51,050,290	46,199,797

(3)	Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2007	2006
Computer equipment and software	$6,033	$2,794
Furniture, equipment and building improvements	565	393
	6,598	3,187
Less accumulated depreciation	2,865	2,063
Total	$3,733	$1,124

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006

Payroll and other employee related costs	$4,790	$2,455
Professional services, consulting and other vendor fees	3,856	432
Sales commissions	286	440
Restructuring (see note 2)	49	317
Other	210	110
Total	$9,191	$3,754

(4)	Capitalization

In December 2002, the Company issued a warrant to purchase up to 150,000 shares of common stock at $0.69 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that 12,500 shares became exercisable on each monthly anniversary of the warrant issuance date for the first 12 months of the warrant’s five-year term. Some or all of the exercise price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $298 related to this warrant during 2003. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Pursuant to EITF No. 96-18, the Company values the warrant at each balance sheet date using a Black-Scholes pricing model. During the year ended December 31, 2004, the Company issued an aggregate of 22,198 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 3,302 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2007, the warrant was fully exercised.

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

In May 2004, the Company issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. The warrant expires in May 2009. Some or all of the exercise price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $246 related to this warrant during 2004. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18. During the year ended December 31, 2005, the Company issued an aggregate of 3,632 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 7,618 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2007, the warrant was fully vested and remained outstanding to purchase up to 63,000 shares of common stock.

On July 18, 2006, the Company acquired Proficient. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of Proficient in exchange for 1,960,711 shares of the Company’s common stock paid at closing, and an additional 1,127,985 shares based on the achievement of certain revenue targets at of March 31, 2007.

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

On October 3, 2007, the Company acquired Kasamba. Under the terms of the agreement, the Company acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of the Company’s common stock paid at closing.

(5)	Stock Options and Employee Stock Purchase Plan

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2007, approximately 11,616,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2007). On the first trading day in January 2008, approximately 1,437,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2007, approximately 1,470,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2007). On the first trading day in January 2008, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2004	7,386,275	$1.83
Options granted	2,178,000	$3.19
Options exercised	(603,277)	$0.78
Options cancelled	(660,945)	$3.20
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	1,238,000	$5.26
Options exercised	(1,138,174)	$0.88
Options cancelled	(384,375)	$2.65
Options outstanding at December 31, 2006	8,015,504	$2.78
Options granted and assumed	2,917,982	$5.54
Options exercised	(1,374,920)	$1.77
Options cancelled	(561,200)	$5.32
Options outstanding at December 31, 2007	8,997,366	$3.72
Options exercisable at December 31, 2005	4,472,803	$1.72
Options exercisable at December 31, 2006	4,754,754	$2.07
Options exercisable at December 31, 2007	4,648,283	$2.50

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was approximately $4.9 and $5.3 million, respectively. The total intrinsic value of options exercisable at December 31, 2007 and 2006 was approximately $13.8 and $15.0 million, respectively. The total intrinsic value of options expected to vest at December 31, 2007 and 2006 is approximately $3.2 and $4.6 million, respectively. A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the years ended December 31, 2007 and 2006 is as follows:

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2006	3,827,250	$1.65
Granted	1,238,000	$3.21
Vested	(1,532,625)	$2.25
Cancelled	(271,875)	$3.24
Nonvested Shares at December 31, 2006	3,260,750	$3.81

Nonvested Shares at January 1, 2007	3,260,750	$3.81
Granted and Assumed	2,917,982	$3.76
Vested	(1,303,949)	$2.80
Cancelled	(525,700)	$3.23
Nonvested Shares at December 31, 2007	4,349,083	$3.18

(6)	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
For the year ended December 31, 2007 Allowance for doubtful accounts	$105	$103	$--	$208
For the year ended December 31, 2006 Allowance for doubtful accounts	$67	$38	$--	$105
For the year ended December 31, 2005 Allowance for doubtful accounts	$54	$30	$(17)	$67

(7)	Income Taxes

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. The Company completed its previously disclosed Section 382 analysis during 2004 and determined that an ownership change had occurred as of December 7, 2001. As a result, there is a material limitation on the Company’s use of its 2001 and prior federal NOL carryforwards. As of December 31, 2007 and 2006, the Company had approximately $6,215 and $8,169, respectively, of federal NOL carryforwards available to offset future taxable income after considering the Section 382 limitation. Included in this amount at December 31, 2007, is $530 of federal NOL from Kasamba. In addition, as a result of the acquisition of Proficient Systems, Inc. in 2006, the Company added an additional $23,567 of federal NOL. These NOL carryforwards are also subject to Section 382 limitation. The Company has not yet performed a Section 382 analysis for Proficient to determine the limitations on the NOL as a result of the ownership change. These carryforwards expire in various years through 2024. Not included in the deferred tax assets is an additional $1,708 related to the excess tax benefit from the exercise of employee stock options which will be allocated to Additional paid-in capital in the period in which these deductions lower the then current taxes payable.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

At December 31, 2007, management determined that it is more likely than not that the Company would realize the benefits of some of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $4,267 for the year ended December 31, 2007. In addition, excess tax deductions resulting from stock option exercises reduced the Company’s taxes payable by $3,102 in 2007. The related tax benefit has been recorded as an increase in Additional paid-in capital. At December 31, 2006, based on a three-year forecast, management determined that it is more likely than not that the Company would realize a portion of the benefits of these deductible differences. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit in the amount of $2,356 for the year ended December 31, 2006. In addition, excess tax deductions resulting from stock option exercises reduced the Company’s taxes payable by $2,042 in 2006. The related tax benefit has been recorded as an increase in Additional paid-in capital.

The domestic and foreign components of income before (benefit from) provision for income taxes consist of the following:

	Year Ended December 31,
	2007	2006	2005
United States	$3,858	$1,577	$2,973
Foreign	252	187	244
	$4,110	$1,764	$3,217

No provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, HumanClick; as such earnings have been taxed in the U.S. Accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2007.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current income taxes:
U.S. Federal	$2,544	$1,697	$675
State and local	599	346	—
Foreign	126	100	—
Total current income taxes	3,269	2,143	675

Deferred income taxes:
U.S. Federal	(3,985)	(2,132)	—
State and local	(938)	(449)	—
Foreign	(57)	—	—
Total deferred income taxes	(4,980)	(2,581)	—
Total income taxes	$(1,711)	$(438)	$675

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2007	2006
Federal Statutory rate	34.00%	34.00%
State taxes, net of federal benefit	8.00%	15.31%
Non-deductible expenses - ISO	16.89%	23.73%
Non-deductible expenses - Other	0.83%	8.56%
Change in state effective rate	—	23.45%
Release of valuation allowance	(103.82)%	(133.59)%
Foreign Taxes	1.68%	5.67%
Other	0.79%	(1.97)%
Total benefit	(41.63)%	(24.84)%

The difference between the statutory federal income tax rate and the Company’s effective tax rate is principally due to the release of the Company’s valuation allowance against deferred tax assets. In 2007 and 2006, the release of the valuation allowance resulted in a deferred tax benefit from income taxes in the amount of $4,267 and $2,356, respectively.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$10,800	$12,395
Accounts payable and accrued expenses	225	86
Non-cash compensation	2,610	2,390
Goodwill and intangibles amortization	2,953	3,269
Allowance for doubtful accounts	99	55
Plant and equipment, principally due to differences in depreciation	79	22
Other	79	75
Total deferred tax assets	16,845	18,292
Less: valuation allowance (1)	(9,898)	(15,936)
Net deferred tax assets	6,947	2,356

Deferred tax liabilities:
Intangibles related to the Proficient acquisition	(532)	(1,035)
Intangibles related to the Kasamba acquisition	(2,364)	—
Total deferred tax liabilities	(2,896)	(1,035)
Net deferred assets	$4,051	$1,321

(1) Relates to operating losses of Proficient which, in part, may be limited due to changes in control. Until 2009, any future reductions of this valuation allowance will be reflected as a reduction of goodwill. Thereafter, any future reduction of this valuation allowance will be reflected as an income tax benefit in accordance with the provisions of SFAS No. 141(R).

(8)	Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $1,662, $1,081 and $658, respectively.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2008	$2,947
2009	2,688
2010	1,335
2011	333
2012	—
Total minimum lease payments	$7,303

Capital Expenditures

During 2007, the Company began to build a collocation facility in the eastern U.S. to host the LivePerson and Kasamba services. Through December 31, 2007, the Company spent approximately $2.0 million for servers, network components and related hardware and software. This amount is included in “Assets - Property and equipment, net” on our December 31, 2007 balance sheet. The Company expects to incur additional significant costs in 2008, but its total capital expenditures are not currently expected to exceed $4.0 million in 2008.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

(9)	Legal Matters

In May 2006, a former employee filed a complaint in the Supreme Court of New York State against the Company and two of its executive officers containing claims related to improper termination of employment.  This litigation was settled in February 2008. The terms of the settlement are confidential. The settlement did not have a material effect on the Company's results of operations, financial condition or cash flows.

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares in the second quarter of 2007 to the shareholders of Proficient. The complaint filed by the Shareholders’ Representative seeks certain documentation relating to calculation of the earn-out consideration, and seeks payment of substantially all of the remaining contingently issuable earn-out shares. The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the total shares issued will differ significantly from the amount issued to date.

On January 29, 2008, the Company filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by the Company’s products. Monetary relief is not sought. The Company is presently unable to estimate the likely costs of the litigation of these legal proceedings. The Company expect s its operations to continue without interruption during the period of litigation.

The Company is not currently party to any other legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

(10)	Unaudited Supplementary Financial Information - Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2007. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share data)

	Quarter Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Revenue	$16,775	$12,823	$11,661	$10,969	$10,347	$8,881	$7,416	$6,877

Operating expenses:
Cost of revenue	4,335	3,305	3,105	2,789	2,375	2,142	1,642	1,462
Product development	2,999	2,169	2,044	1,820	1,783	1,381	1,018	880
Sales and marketing	5,654	3,556	3,512	3,402	3,258	3,104	2,856	2,646
General and administrative	2,857	2,274	2,057	2,020	1,854	1,750	1,437	1,501
Amortization of intangibles	390	242	242	242	472	447	232	232

Total operating expenses	16,235	11,546	10,960	10,273	9,742	8,824	7,185	6,721

Income from operations	540	1,277	701	696	605	57	231	156

Interest income	153	309	212	222	202	200	170	143

Income before benefit from income taxes	693	1,586	913	918	807	257	401	299
Benefit from income taxes	(1,711)	--	--	--	(438)	--	--	--
Net income	$2,404	$1,586	$913	$918	$1,245	$257	$401	$299
Basic net income per common share	$0.05	$0.04	$0.02	$0.02	$0.03	$0.01	$0.01	$0.01
Diluted net income per common share	$0.05	$0.03	$0.02	$0.02	$0.03	$0.01	$0.01	$0.01
Weighted average shares outstanding used in basic net income per common share calculation	47,336,618	43,080,475	43,011,309	41,297,515	40,979,922	40,547,309	38,900,328	38,253,681
Weighted average shares outstanding used in diluted net income per common share calculation	50,384,112	46,328,876	46,726,357	44,761,279	44,591,617	43,854,202	42,818,687	40,504,248

In the fourth quarter of 2007 the Company released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $1,711. In the fourth quarter of 2006, the Company partially released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $438.

(11)	Subsequent Event

On March 10, 2008, the Board of Directors approved an extension of the Company's existing stock repurchase program through the end of the first quarter of 2009. The program, originally announced in February 2007, authorized the Company to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Company depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million and was due to expire at the end of the first quarter of 2008. The Company repurchased approximately 602,000 shares of its common stock for a total of approximately $2,023 during the period February 1, 2008 through March 10, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kasamba Inc., which was acquired on October 3, 2007, and which is included in our consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Kasamba Inc., excluding allocated goodwill and intangibles, constituted 3% of total assets as of December 31, 2007, and 5% of revenues for the year then ended. Our management did not assess the effectiveness of internal control over financial reporting of Kasamba Inc. because of the timing of the acquisition, which was completed on October 3, 2007. Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm. Their attestation is included herein.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
LivePerson, Inc.
New York, New York

We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kasamba Inc., which was acquired on October 3, 2007, and which is included in the consolidated balance sheet of the company as of December 31, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Kasamba Inc., excluding allocated goodwill and intangibles, constituted 3% of total assets as of December 31, 2007, and 5% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Kasamba Inc. because of the timing of the acquisition, which was completed on October 3, 2007. Our audit of internal control over financial reporting of LivePerson, Inc. also did not include an evaluation of the internal control over financial reporting of Kasamba Inc.

In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc.’s as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 13, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections captioned to “Election of Directors,” “Executive Officers,” “Board Committees and Meetings - Audit Committee,” “Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2007 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Senior Financial Officers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned “Ownership of Securities” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders (1)	9,060,366	$3.71	4,026,395

Equity compensation plans not approved by stockholders	—	—	—

Total	9,060,366	$3.71	4,026,395

(1) Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan, as amended and restated, and the Employee Stock Purchase Plan.
(2) Excludes securities reflected in column (a). The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. The number of shares of common stock available for issuance under our Employee Stock Purchase Plan automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. Effective October 2001, we suspended our Employee Stock Purchase Plan until further notice. Also see Note 5 to our consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

LIVEPERSON, INC.
By:	/s/ ROBERT P. LOCASCIO
Name: Robert P. LoCascio
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

Signature	Title(s)

/s/ ROBERT P. LOCASCIO	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Robert P. LoCascio

/s/ TIMOTHY E. BIXBY	President, Chief Financial Officer and Director (principal financial and accounting officer)
Timothy E. Bixby

/s/ STEVEN BERNS	Director
Steven Berns

Director
Emmanuel Gill

/s/ KEVIN C. LAVAN	Director
Kevin C. Lavan

/s/ WILLIAM G. WESEMANN	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description

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

10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*

21.1	Subsidiaries

23.1	Consent of BDO Seidman, LLP

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement