Form 10-Q
period 2008-03-31
LIVEPERSON INC
filed 2008-05-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 5, 2008, there were 47,175,139 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2008
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$21,542	$26,222
Accounts receivable, net of allowances for doubtful accounts of $270 and $208 as of March 31, 2008 and December 31, 2007, respectively	7,247	6,026
Prepaid expenses and other current assets	1,844	1,802
Deferred tax assets, net	-	42
Total current assets	30,633	34,092
Property and equipment, net	4,752	3,733
Intangibles, net	6,255	6,953
Goodwill	51,783	51,684
Deferred tax assets, net	4,272	4,202
Security deposits	337	499
Other assets	1,527	1,325
Total assets	$99,559	$102,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,770	$3,067
Accrued expenses	5,759	9,191
Deferred revenue	4,941	4,000
Deferred tax liabilities, net	208	193
Total current liabilities	14,678	16,451
Other liabilities	1,527	1,325

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,482,357 shares issued and outstanding at March 31, 2008 and 47,892,128 shares issued and outstanding at December 31, 2007	47	48
Additional paid-in capital	176,904	178,041
Accumulated deficit	(93,570)	(93,358)
Accumulated other comprehensive loss	(27)	(19)
Total stockholders’ equity	83,354	84,712
Total liabilities and stockholders’ equity	$99,559	$102,488

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2008	2007
Revenue	$17,085	$10,969
Operating expenses:
Cost of revenue	4,886	2,789
Product development	3,074	1,820
Sales and marketing	5,798	3,402
General and administrative	3,180	2,020
Amortization of intangibles	391	242
Total operating expenses	17,329	10,273
(Loss) Income from operations	(244)	696
Other income:
Interest income	81	222
(Loss) Income before provision for income taxes	(163)	918
Provision for income taxes	49	-
Net (loss) income	$(212)	$918
Basic net (loss) income per common share	$(0.00)	$0.02
Diluted net (loss) income per common share	$(0.00)	$0.02
Weighted average shares outstanding used in basic net (loss) income per common share calculation	47,892,703	41,297,515
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	47,892,703	44,761,279

Net income for the three months ended March 31, 2008 and 2007 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $959 and $815, respectively. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED
	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(212)	$918
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	959	815
Depreciation	323	208
Amortization of intangibles	698	325
Deferred income taxes	(13)	(1,029)
Provision for doubtful accounts	68	20

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,289)	(608)
Prepaid expenses and other current assets	(42)	132
Security deposits	162	15
Other non-current assets	(202)	-
Accounts payable	1,232	(47)
Accrued expenses	(3,153)	(753)
Deferred revenue	941	684
Other liabilities	201	-
Net cash (used in) provided by operating activities	(327)	680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(2,453)	(427)
Acquisition of Kasamba, net of cash	(78)	-
Acquisition of Proficient	(56)	(15)
Net cash used in investing activities	(2,587)	(442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,023)	-
Excess tax benefit from the exercise of employee stock options	(70)	907
Proceeds from issuance of common stock in connection with the exercise of options	335	1,020
Net cash (used in) provided by financing activities	(1,758)	1,927
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(6)
Net (decrease) increase in cash and cash equivalents	(4,680)	2,159
Cash and cash equivalents at the beginning of the period	26,222	21,729
Cash and cash equivalents at the end of the period	$21,542	$23,888

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the three months ended March 31, 2008 does not include the purchases of approximately $165 of capitalized equipment as the corresponding invoice was included in accounts payable at March 31, 2008, and therefore did not have an impact on cash flows in the three month period.

Cash flows from financing for the three months ended March 31, 2008 does not include a repurchase of the Company’s common stock in the amount of approximately $339 as the corresponding payment was made in April 2008, and therefore did not have an impact on cash flows in the three month period.

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

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in 1995. The Company commenced operations in 1996. LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice.

The Company’s primary revenue source is from the sale of the LivePerson services under the brand names Timpani and LivePerson. The Company also facilitates online transactions between service providers (“experts”) who provide advice to consumers (“users”). Headquartered in New York City, the Company’s product development staff, help desk, online sales support and the Kasamba operations are located in Israel. The Company also maintains offices in Atlanta and the United Kingdom.

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2008, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008.

(C) REVENUE RECOGNITION

Our primary revenue source is the sale of the LivePerson services under the brand names Timpani and LivePerson. With the acquisition of Kasamba on October 3, 2007, we also facilitate online transactions between experts who provide online advice to consumers.

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

The Company recognizes monthly revenue from the sale of the LivePerson services when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, the Company recognizes professional service fees upon completion and customer acceptance of key milestones within each of the professional services engagements. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 36 months, representing the Company’s current estimate of the term of the client relationship.

For revenue generated from online transactions between experts and consumers, the Company applies Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that the Company performs as an agent without any risk of loss for collection. The Company retains a portion of the fee it collects from the consumer and then remits the balance to the expert. Revenue from these transactions is recognized net of the fee paid to the expert when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

(D)  STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$114	$95
Product development expense	291	255
Sales and marketing expense	289	248
General and administrative expense	265	217
Total stock based compensation included in operating expenses	$959	$815

The per share weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $1.97 and $3.59, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.5% - 3.8%	4.9%
Expected life (in years)	4.2	4.2
Historical volatility	71.5%	75.7%

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

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of March 31, 2008, approximately 12,753,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through March 31, 2008). As of March 31, 2008, there was $10,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007	8,997,366	$3.72
Options granted	423,000	$3.44
Options exercised	(299,900)	$1.12
Options cancelled	(128,766)	$5.35
Options outstanding at March 31, 2008	8,991,700	$3.77
Options exercisable at March 31, 2008	5,190,994	$2.93

The total intrinsic value of stock options exercised during the period ended March 31, 2008 was approximately $594. The total intrinsic value of options exercisable at March 31, 2008 was approximately $4,700. The total intrinsic value of options expected to vest is approximately $275.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2007	4,349,083	$3.18
Granted	423,000	$1.97
Vested	(842,611)	$3.04
Cancelled	(128,766)	$3.42
Nonvested Shares at March 31, 2008	3,800,706	$3.05

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

Diluted net income per common share for the three months ended March 31, 2008 does not include the effect of assumed exercised options or warrants because the company reported a net loss from continuing operations and, therefore, all common stock equivalents are anti-dilutive. Diluted net income per common share for the three months ended March 31, 2008 does not include the effect of options to purchase 4,929,554 shares of common stock. Diluted net income per common share for the three months ended March 31, 2007 includes the effect of options to purchase 5,971,506 shares of common stock with a weighted average exercise price of $2.22 and warrants to purchase 137,500 shares of common stock with a weighted average exercise price of $1.86. Diluted net income per common share for the three months ended March 31, 2007 does not include the effect of options to purchase 3,154,850 shares of common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2008	2007
Basic	47,892,703	41,297,515
Effect of assumed exercised options and warrants	-	3,463,764
Diluted	47,892,703	44,761,279

(F) SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” (“SFAS No. 131”) SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October 2007, the Company is now organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment supports and manages real-time online interactions - chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between experts and users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative, non cash-compensation expenses and income taxes because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the period ended March 31, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Business	Consumer
Revenue:
Hosted services	$13,710	$13,710	$—
Expert advice	2,684	—	2,684
Professional services	691	691	—
Total revenue	$17,085	$14,401	$2,684
Cost of revenue	4,886	3,994	892
Sales and marketing	5,798	4,083	1,715
Amortization of intangibles	391	242	149
Unallocated corporate expenses	6,254	—	—
Operating (loss) income	$(244)	$6,082	$(72)

Revenues attributable to domestic and foreign operations follows:

United States	$13,332
United Kingdom	1,773
Other countries	1,980
Total revenue	$17,085

Long-lived assets by geographic region follows:

United States	$27,382
Israel	41,544
Total long-lived assets	$68,926

(G) GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the period ended March 31, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Contingent earnout payments	92	92	-
Other	7	-	7
Balance as of March 31, 2008	$51,783	$18,836	$32,947

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2006	$9,673	$9,673	$-
Adjustments to goodwill:
Acquisitions	32,940	-	32,940
Contingent earnout payments	8,914	8,914	-
Other	157	157	-
Balance as of December 31, 2007	$51,684	$18,744	$32,940

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of March 31, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$1,114
Customer contracts/customer lists	2,633	2.9 years	1,565
Trade names	630	3.0 years	105
Non-compete agreements	410	1.2 years	240
Other	235	3.0 years	39
Total	$9,318		$3,063

	As of December 31, 2007
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$807
Customer contracts/customer lists	2,633	2.9 years	1,334
Trade names	630	3.0 years	53
Non-compete agreements	410	1.2 years	151
Other	235	3.0 years	20
Total	$9,318		$2,365

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $698 and $1,772 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. Estimated amortization expense for the next five years is: $1,936 in 2008, $1,954 in 2009, $1,444 in 2010, $921 in 2011 and $0 in 2012.

(H) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on the company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although the Company has adopted this standard, the Company has not yet elected the fair value option for any assets or liabilities, and therefore the adoption of this standard has not had any impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

In July 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN No. 48 on January 1, 2007 and as of that date and through March 31, 2008, we had no uncertain tax positions under FIN No. 48. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in several state jurisdictions, of which New York is the most significant. The statute of limitations has expired for tax years prior to 2003. In 2006, the Internal Revenue Service completed an examination of the Company’s federal returns for the 2004 taxable year.

(2) BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	March 31, 2008	December 31, 2007

Computer equipment and software	$7,395	$6,033
Furniture, equipment and building improvements	545	565
	7,940	6,598
Less accumulated depreciation	3,188	2,865
Total	$4,752	$3,733

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007

Payroll and other employee related costs	$3,155	$4,790
Professional services and consulting and other vendor fees	2,109	3,856
Sales commissions	254	286
Restructuring (see note 3)	19	49
Other	222	210
Total	$5,759	$9,191

(3) ASSET ACQUISITIONS

Base Europe

On June 30, 2006, the Company acquired the customer list of Base Europe, a former reseller of its services. The purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will be amortized ratably over a period of 24 months. The net acquisition costs of $29 and $58 are included in “Assets - Intangibles, net” on the Company’s March 31, 2008 and December 31, 2007 balance sheets, respectively.

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

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s common stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets. None of the goodwill will be deductible for U.S. federal income tax purposes. The intangible assets are being amortized over their expected period of benefit. During the twelve months ended December 31, 2007, the Company reduced accrued severance costs in the amount of $122 and reduced accrued restructuring costs related to contract terminations in the net amount of $7. The Company incurred additional costs in the amount of $286, resulting in a net increase in goodwill of approximately $157 in the twelve months ended December 31, 2007. The Company incurred additional costs in the amount of $92, resulting in an increase in goodwill in the three months ended March 31, 2008.

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

The balance of the accrued restructuring liability as of March 31, 2008 is as follows:

	Balance as of January 1, 2008	Provision for the three months ended March 31, 2008	Net utilization during the three months ended March 31, 2008	Balance as of March 31, 2008

Contract terminations	$49	$—	$(30)	$19
Total	$49	$—	$(30)	$19

The balance of the accrued restructuring liability as of December 31, 2007 is as follows:

	Balance as of January 1, 2007	Provision for the year ended December 31, 2007	Net utilization during the year ended December 31, 2007	Balance as of December 31, 2007

Severance	$168	$—	$(168)	$—
Contract terminations	149	67	(167)	49
Total	$317	$67	$(335)	$49

The components of the intangible assets are as follows:

	Weighted Average Useful Life (months)	Amount
Customer relationships	36	$2,400
Technology	18	500
Non-compete agreements	24	100
		$3,000

The net intangible assets of $1,054 and $1,266 are included in “Assets - Intangibles, net” on the Company’s March 31, 2008 and December 31, 2007 balance sheets, respectively.

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
		$6,085

The net intangible assets of $5,172 and $5,629 are included in “Assets - Intangibles, net” on the Company’s March 31, 2008 and December 31, 2007 balance sheets, respectively.

(4) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2008 and 2007 was approximately $559 and $399, respectively.

(5) LEGAL MATTERS

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

On January 29, 2008, the Company filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by the Company’s products. On March 18, 2008, the Company amended its complaint to add a second patent to the case. Monetary relief is not sought. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, asserting infringement of these same two patents by the Company, and seeking monetary damages and an injunction. The Company believes the claims are without merit, and intends to vigorously defend against this lawsuit. The Company is presently unable to estimate the likely costs of the litigation of these legal proceedings. The Company expects its operations to continue without interruption during the period of litigation.

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

Overview

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice. Our hosted software platform creates more relevant, compelling and personalized online experiences.

We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

On July 18, 2006, we acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $1.1 and $1.3 million are included in “Assets - Intangibles, net” on our March 31, 2008 and December 31, 2007 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc., (“Kasamba”) a facilitator of online transactions between service experts who provide online advice to consumers for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $5.2 and $5.6 million are included in “Assets - Intangibles, net” on our March 31, 2008 and December 31, 2007 balance sheets, respectively.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

Our primary revenue source is the sale of the LivePerson services under the brand names Timpani and LivePerson. With the acquisition of Kasamba on October 3, 2007, we also facilitate online transactions between experts who provide online advice to consumers.

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because we provide our application as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

We recognize monthly revenue from the sale of the LivePerson services when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, we recognize professional service fees upon completion and customer acceptance of key milestones within each of the professional services engagements. If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 36 months, representing our current estimate of the term of the client relationship.

For revenue generated from online transactions between experts and consumers, we apply Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that we perform as an agent without any risk of loss for collection. We retain a portion of the fee we collect from the consumer and then remit the balance to the expert. Revenue from these transactions is recognized net of the fee paid to the expert when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

STOCK-BASED COMPENSATION

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of March 31, 2008, there was approximately $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2008 and 2007. One customer accounted for approximately 11% of accounts receivable as March 31, 2008. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2007. We increased our allowance for doubtful accounts by $62,000 in the three months ended March 31, 2008. This increase was principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on the company’s its consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows entities the option to measure at fair value eligible financial instruments that are not currently measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities, and therefore the adoption of this standard has not had any impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

In July 2006, FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” was issued. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted FIN No. 48 on January 1, 2007 and as of that date and through March 31, 2008, we had no uncertain tax positions under FIN No. 48. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

We file a consolidated U.S. federal income tax return as well as income tax returns in several state jurisdictions, of which New York is the most significant. The statute of limitations has expired for tax years prior to 2003. In 2006, the Internal Revenue Service completed an examination of our federal returns for the 2004 taxable year.

REVENUE

Our primary revenue source is the sale of the LivePerson services under the brand names Timpani and LivePerson. With the acquisition of Kasamba on October 3, 2007, we also facilitate online transactions between experts who provide online advice to consumers.

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, our professional services revenue has begun to increase. Such clients also have more sophisticated data analysis and performance reporting requirements, and are more likely to engage our professional services organization to provide such analysis and reporting on a recurring basis. As a result, it is likely that a greater proportion of our future revenue will be generated from such ongoing professional services work.

Revenue attributable to our monthly service fee accounted for 95% and 96% of total LivePerson services revenue for the three months ended March 31, 2008 and 2007, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

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

The balance of our revenue is generated by facilitating online transactions between experts who provide advice to consumers. We retain a portion of the fee we collect from the consumer and then remit the balance to the expert.

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

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal and human resources personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.

During the three months ended March 31, 2008, we increased our allowance for doubtful accounts by $62,000 to approximately $270,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three months ended March 31, 2008 and 2007 consist of:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense related to SFAS No. 123(R)	$959	$815
Total	$959	$815

RESULTS OF OPERATIONS

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2008 and 2007 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue. Total revenue increased by 56% to $17.1 million in the three months ended March 31, 2008, from $11.0 million in the comparable period in 2007. Excluding Kasamba revenue in the amount of $2.7 million, revenue increased by 31% to $14.4 million. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $2.0 million, and, to a lesser extent, to revenue from new clients in the amount of approximately $1.2 million, net of cancellations and an increase in professional services revenue of approximately $174,000. Our revenue growth has traditionally been driven by a balanced mix of revenue from newly added clients and expansion from existing clients.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 75% to $4.9 million in the three months ended March 31, 2008, from $2.8 million in the comparable period in 2007. Excluding Kasamba cost of revenue in the amount of $892,000, cost of revenue increased by 43% to $4.0 million. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $429,000 and to increased expenses for primary and backup server facilities of approximately $505,000. The increase is also attributable to the depreciation recorded relating to the colocation hosting equipment in the amount of $110,000. As a result, our gross margin in the three months ended March 31, 2008 decreased to 71% as compared to 75% in the three months ended March 31, 2007. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin. During the quarter, we completed the initial phase of a transition of our primary U.S. hosting facility from fully hosted services to a colocation arrangement. The expected impact of this transition is a reduction in operating expense related to third-party hosting services, offset by an increase in depreciation expense related to capital expenditures for servers and related network equipment. This transition is expected to give us more direct control and greater deployment flexibility with regard to our hosting infrastructure.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 69% to $3.1 million in the three months ended March 31, 2008, from $1.8 million in the comparable period in 2007. Excluding Kasamba product development expenses in the amount of $715,000, product development expenses increased by 30% to $2.4 million. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform in the amount of $538,000.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 70% to $5.8 million in the three months ended March 31, 2008, from $3.4 million in the comparable period in 2007. Excluding Kasamba sales and marketing expenses in the amount of $1.6 million, sales and marketing expenses increased by 24% to $4.2 million. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $550,000 related to our continued efforts to enhance our brand recognition and increase sales lead activity, and to a lesser extent, related travel and lodging expenses of approximately $146,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 57% to $3.2 million in the three months ended March 31, 2008, from $2.0 million in the comparable period in 2007. Excluding Kasamba general and administrative expenses in the amount of $274,000, general and administrative expenses increased by 44% to $2.9 million. This increase is primarily attributable to increases in compensation and related expenses in the amount of $338,000 and to an increase in professional services and recruiting in the amount of $286,000 and, to a lesser extent, to increases in rent and occupancy costs related to new leases for our New York and Israeli offices in the amount of approximately $165,000.

Amortization of Intangibles. Amortization expense was $391,000 and $242,000 in the three months ended March 31, 2008 and 2007, respectively. Amortization expense in 2008 relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. Amortization expense in 2007 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Proficient in July 2006.

Other Income. Interest income was $81,000 and $222,000 in the three months ended March 31, 2008 and 2007, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This decrease is primarily attributable to decreases in short-term interest rates and smaller balances in interest bearing accounts as a result of generating negative cash flows from operations.

Provision for Income Taxes. Income tax expense was $49,000 and $0 in the three months ended March 31, 2008 and 2007, respectively. In the three months ended March 31, 2008, we recorded a benefit from income taxes in the amount of $95,000 which was offset by foreign income tax expenses in the amount of $144,000. In the three months ended March 31, 2007, we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero.

Net (Loss) Income. We had net loss of $212,000 in the three months ended March 31, 2008 compared to net income of $917,000 for the comparable period in 2007. Revenue increased by $6.1 million while operating expenses increased by $7.1 million, contributing to a net decrease in income from operations of approximately $1.0 million along with a decrease in interest income of $141,000 and an increase in the provision for income taxes of $49,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had approximately $21.5 million in cash and cash equivalents, a decrease of approximately $4.7 million from December 31, 2007. This decrease is primarily attributable to the repurchase of common stock and, to a lesser extent, to the purchases of property and equipment. We regularly invest excess funds in short-term money market funds, but we do not invest in auction rate securities.

Net cash used in operating activities was $327,000 for the three months ended March 31, 2008 and consisted primarily of a net loss, a decrease in accrued expenses, and an increase in accounts receivable partially offset by non-cash expenses related to the adoption of SFAS No. 123(R), to the amortization of intangibles, and to increases in accounts payable and deferred revenue. Net cash provided by operating activities was $680,000 for the three months ended March 31, 2007 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Net cash used in investing activities was $2.6 million and $442,000 in the three months ended March 31, 2008 and 2007, respectively, and was due primarily to the purchase of fixed assets.

Net cash used in financing activities was $1.8 million for the three months ended March 31, 2008 and consisted primarily of the repurchase of common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2007 and consisted of proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of March 31, 2008, we had an accumulated deficit of approximately $93.6 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2008 and 2007 was approximately $559,000 and $399,000, respectively.

As of March 31, 2008, our principal commitments were approximately $7.5 million under various operating leases, of which approximately $2.5 million is due in 2008. We do not currently expect that our principal commitments for the year ending December 31, 2008 will exceed $4.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $5.0 million in 2008. Our contractual obligations at March 31, 2008 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$7,484	$3,241	$4,048	$195	$—
Total	$7,484	$3,241	$4,048	$195	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

Through March 31, 2008, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. As a result of the expanding scope of our Israeli-operations, we are evaluating appropriate hedging strategies to mitigate currency rate fluctuation risks. The functional currency of our wholly-owned Israeli subsidiaries, HumanClick Ltd. and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound (sterling). We do not use derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts in the three months ended March 31, 2008 by $62,000 to approximately $270,000 principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We wrote off approximately $6,000 of previously reserved accounts during the three months ended March 31, 2008. We did not write off any accounts during the year ended December 31, 2007.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we have recently integrated the Kasamba operations and have begun to incorporate these operations as part of our internal controls. We expect our assessment of these changes in internal control to be completed during 2008.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On January 29, 2008, we filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by our products. On March 18, 2008, we amended our complaint to add a second patent to the case. Monetary relief is not sought. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, asserting infringement of these same two patents by us, and seeking monetary damages and an injunction. We believe the claims are without merit, and intend to vigorously defend against this lawsuit. We are presently unable to estimate the likely costs of the litigation of these legal proceedings. We expect our operations to continue without interruption during the period of litigation.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: our history of losses; potential fluctuations in our quarterly and annual results; responding to rapid technological change and changing client preferences; competition in the real-time sales, marketing and customer service solutions market; continued use by our clients of the LivePerson services and their purchase of additional services; technology systems beyond our control and technology-related issues or defects that could disrupt or compromise the LivePerson services; our ability to license necessary third party software for use in our products and services or successfully integrate third party software; risks related to adverse business conditions experienced by our clients; payment-related risks from credit and debit cards; our dependence on key employees; competition for qualified personnel; the impact of new accounting rules, including the requirement to expense stock options; the possible unavailability of financing as and if needed; risks related to the operational integration of acquisitions; potential goodwill impairments; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; our dependence on the continued use of the Internet as a medium for commerce and the viability of the infrastructure of the Internet; and risks related to the regulation or possible misappropriation of personal information. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 14, 2008.

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On March 10, 2008, our Board of Directors approved an extension of our existing stock repurchase program through the end of the first quarter of 2009. The program, originally announced in February 2007, was due to expire at the end of the first quarter of 2008.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. Through March 31, 2008, we had spent a total of approximately $2.3 million to acquire approximately 711,000 shares of our common stock. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2008 – 1/31/2008	—	—	—	$8,000,000
2/1/2008 – 2/29/2008	325,229	$3.49	325,229	$6,865,000
3/1/2008 – 3/31/2008	385,693	$3.11	385,693	$5,665,000
Total	710,922	$3.28	710,922	$5,665,000

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Letter Agreement dated August 27, 2004, between LivePerson, Inc. and Kevin Kohn

10.2	Letter Agreement dated November 3, 2004, between LivePerson, Inc. and James Dicso

10.3	Employment agreement dated February 21, 2007, between LivePerson, Inc. and Eli Campo

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 9, 2008	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: May 9, 2008	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.1	Letter Agreement dated August 27, 2004, between LivePerson, Inc. and Kevin Kohn

10.2	Letter Agreement dated November 3, 2004, between LivePerson, Inc. and James Dicso

10.3	Employment agreement dated February 21, 2007, between LivePerson, Inc. and Eli Campo

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002