Form 10-Q
period 2008-06-30
LIVEPERSON INC
filed 2008-08-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

or

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

As of August 5, 2008, there were 47,214,501 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2008
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$23,450	$26,222
Accounts receivable, net of allowances for doubtful accounts of $260 and $208 as of June 30, 2008 and December 31, 2007, respectively	6,665	6,026
Prepaid expenses and other current assets	2,167	1,802
Deferred tax assets, net	2,302	42
Total current assets	34,584	34,092
Property and equipment, net	6,064	3,733
Intangibles, net	5,557	6,953
Goodwill	48,775	51,684
Deferred tax assets, net	4,838	4,202
Security deposits	348	499
Other assets	1,615	1,325
Total assets	$101,781	$102,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,990	$3,067
Accrued expenses	7,206	9,191
Deferred revenue	4,865	4,000
Deferred tax liabilities, net	-	193
Total current liabilities	17,061	16,451
Other liabilities	1,615	1,325

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,192,822 shares issued and outstanding at June 30, 2008 and 47,892,128 shares issued and outstanding at December 31, 2007	47	48
Additional paid-in capital	176,850	178,041
Accumulated deficit	(93,761)	(93,358)
Accumulated other comprehensive loss	(31)	(19)
Total stockholders’ equity	83,105	84,712
Total liabilities and stockholders’ equity	$101,781	$102,488

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$18,588	$11,661	$35,673	$22,630
Operating expenses:
Cost of revenue	5,234	3,105	10,120	5,894
Product development	3,503	2,044	6,577	3,864
Sales and marketing	6,443	3,512	12,241	6,914
General and administrative	3,455	2,057	6,635	4,079
Amortization of intangibles	391	242	782	483
Total operating expenses	19,026	10,960	36,355	21,234
(Loss) income from operations	(438)	701	(682)	1,396
Other income:
Interest income	108	212	189	435
(Loss) income before benefit from income taxes	(330)	913	(493)	1,831
Benefit from income taxes	(139)	-	(90)	-
Net (loss) income	$(191)	$913	$(403)	$1,831
Basic net (loss) income per common share	$(0.00)	$0.02	$(0.01)	$0.04
Diluted net (loss) income per common share	$(0.00)	$0.02	$(0.01)	$0.04
Weighted average shares outstanding used in basic net (loss) income per common share calculation	47,182,068	43,011,309	47,537,385	42,159,146
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	47,182,068	46,726,357	47,537,385	45,757,843

Loss from operations for the three and six months ended June 30, 2008 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $1,204 and $2,164, respectively. Income from operations for the three and six months ended June 30, 2007 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $898 and $1,712, respectively. See Note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(403)	$1,831
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	2,164	1,712
Depreciation	798	438
Amortization of intangibles	1,396	650
Deferred income taxes	(251)	(2,084)
Provision for doubtful accounts	68	20

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(707)	(788)
Prepaid expenses and other current assets	(365)	15
Security deposits	150	27
Accounts payable	1,545	(394)
Accrued expenses	(1,656)	205
Deferred revenue	865	549
Net cash provided by operating activities	3,604	2,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(2,988)	(530)
Prepaid acquisition costs	-	(58)
Acquisition of Kasamba	(108)	-
Acquisition of Proficient	(104)	(28)
Net cash used in investing activities	(3,200)	(616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	-	1,809
Proceeds from issuance of common stock in connection with the exercise of options	516	1,436
Repurchase of common stock	(3,680)	-
Net cash (used in) provided by financing activities	(3,164)	3,245
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	(5)
Net (decrease) increase in cash and cash equivalents	(2,772)	4,805
Cash and cash equivalents at the beginning of the period	26,222	21,729
Cash and cash equivalents at the end of the period	$23,450	$26,534

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the six months ended June 30, 2008 does not include the purchases of approximately $1,400 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at June 30, 2008, and therefore did not have an impact on cash flows for the period.

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

The Company’s primary revenue source is the sale of the LivePerson services under the brand names Timpani and LivePerson. The Company also facilitates online transactions between service providers (“experts”) who provide expert online advice to consumers (“users”). Headquartered in New York City, the Company’s product development staff, help desk, online sales support and the Kasamba operations are located in Israel. The Company also maintains offices in Atlanta and the United Kingdom.

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2008, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.

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

For revenue generated from online transactions between experts and consumers, the Company applies Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that the Company performs as an agent without any risk of loss for collection. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

(D)  STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statements of Operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$161	$113	$275	$209
Product development expense	422	286	714	541
Sales and marketing expense	300	257	589	504
General and administrative expense	321	242	586	458
Total stock based compensation included in operating expenses	$1,204	$898	$2,164	$1,712

The per share weighted average fair value of stock options granted during the three months ended June 30, 2008 and 2007 was $1.97 and $4.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.9%-3.9%	4.7%	1.9%-3.9%	4.7%-4.9%
Expected life (in years)	4.9	4.2	4.2-4.9	4.2
Historical volatility	69.9%-70.5%	74.2%	69.9%-71.5%	74.2%-75.7%

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

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of June 30, 2008, approximately 12,693,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through June 30, 2008). As of June 30, 2008, there was $11,707 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007	8,997,366	$3.72
Options granted	2,009,500	$3.31
Options exercised	(373,493)	$1.38
Options cancelled	(390,158)	$5.05
Options outstanding at June 30, 2008	10,243,215	$3.67
Options exercisable at June 30, 2008	5,185,559	$2.98

The total intrinsic value of stock options exercised during the period ended June 30, 2008 was approximately $540. The total intrinsic value of options exercisable at June 30, 2008 was approximately $3,843. The total intrinsic value of options expected to vest is approximately $156.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2007	4,349,083	$3.18
Granted	2,009,500	$1.97
Vested	(977,186)	$3.15
Cancelled	(323,741)	$3.14
Nonvested Shares at June 30, 2008	5,057,656	$2.69

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

Diluted net income per common share for the three and six months ended June 30, 2008 does not include the effect of assumed exercised options or warrants because the Company reported a net loss from continuing operations and, therefore, all common stock equivalents are anti-dilutive. Diluted net income per common share for the three and six months ended June 30, 2008 does not include the effect of options and warrants to purchase 6,724,454 and 6,284,516 shares of common stock. Diluted net income per common share for the three and six months ended June 30, 2007 includes the effect of options to purchase 6,508,256 and 6,109,006 shares, respectively, of common stock with a weighted average exercise price of $2.54 and $2.31, respectively, and warrants to purchase 137,500 shares of common stock with a weighted average exercise price of $1.86. Diluted net income per common share for the three and six months ended June 30, 2007 does not include the effect of options to purchase 2,533,600 and 2,932,850 shares, respectively, of common stock. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	47,182,068	43,011,309	47,537,385	42,159,146
Effect of assumed exercised options and warrants	-	3,715,048	-	3,598,697
Diluted	47,182,068	46,726,357	47,537,385	45,757,843

(F) SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October 2007, the Company is now organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment supports and manages real-time online interactions – chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between experts and users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative, non cash-compensation expenses and income taxes because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended June 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Business	Consumer
Revenue:
Hosted services	$14,779	$14,779	$—
Expert advice	2,801	—	2,801
Professional services	1,008	1,008	—
Total revenue	$18,588	$15,787	$2,801
Cost of revenue	5,234	4,258	976
Sales and marketing	6,443	4,701	1,742
Amortization of intangibles	391	242	149
Unallocated corporate expenses	6,958	—	—
Operating (loss) income	$(438)	$6,586	$(66)

Revenues attributable to domestic and foreign operations follows:

United States	$14,379
United Kingdom	2,112
Other countries	2,097
Total revenue	$18,588

Summarized financial information by segment for the six months ended June 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Business	Consumer
Revenue:
Hosted services	$28,488	$28,488	$—
Expert advice	5,485	—	5,485
Professional services	1,700	1,700	—
Total revenue	$35,673	$30,188	$5,485
Cost of revenue	10,120	8,252	1,868
Sales and marketing	12,241	8,784	3,457
Amortization of intangibles	782	484	298
Unallocated corporate expenses	13,212	—	—
Operating (loss) income	$(682)	$12,668	$(138)

Revenues attributable to domestic and foreign operations follows:

United States	$27,711
United Kingdom	3,885
Other countries	4,077
Total revenue	$35,673

Long-lived assets by geographic region as of June 30, 2008 are as follows:

United States	$25,856
Israel	41,341
Total long-lived assets	$67,197

(G) GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Release of valuation reserve on deferred tax asset (see Note 3)	(3,031)	(3,031)	-
Contingent earnout payments	115	115	-
Other	7	-	7
Balance as of June 30, 2008	$48,775	$15,828	$32,947

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of June 30, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$1,421
Customer contracts/customer lists	2,633	2.9 years	1,792
Trade names	630	3.0 years	158
Non-compete agreements	410	1.2 years	331
Other	235	3.0 years	59
Total	$9,318		$3,761

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1,396 and $1,772 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. Estimated amortization expense for the next five years is: $2,634 in 2008, $1,955 in 2009, $1,444 in 2010, $921 in 2011 and $0 in 2012.

(H) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its accounting for past and future acquisitions and on its consolidated financial statements.

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

The Company adopted FIN No. 48 on January 1, 2007 and as of that date and through June 30, 2008, we had no uncertain tax positions under FIN No. 48. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

The Company files a consolidated U.S. federal income tax return as well as income tax returns in several state jurisdictions, of which New York is the most significant. The statute of limitations has expired for tax years prior to 2003. In 2006, the Internal Revenue Service completed an examination of the Company’s federal returns for the 2004 taxable year.

(2) BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	June 30, 2008	December 31, 2007

Computer equipment and software	$11,334	$6,033
Furniture, equipment and building improvements	630	565
	11,964	6,598
Less accumulated depreciation	5,900	2,865
Total	$6,064	$3,733

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007

Payroll and other employee related costs	$4,554	$4,790
Professional services and consulting and other vendor fees	1,780	3,856
Sales commissions	285	286
Restructuring (see Note 3)	-	49
Other	587	210
Total	$7,206	$9,191

(3) ASSET ACQUISITIONS

Base Europe

On June 30, 2006, the Company acquired the customer list of Base Europe, a former reseller of its services. The purchase price was $233. The agreement gives the Company the exclusive right to exploit a specific list of deal referrals from Base Europe. The entire purchase price will be amortized ratably over a period of 24 months. The net acquisition costs of $0 and $58 are included in “Assets - Intangibles, net” on the Company’s June 30, 2008 and December 31, 2007 balance sheets, respectively.

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

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s common stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets. None of the goodwill will be deductible for U.S. federal income tax purposes. The intangible assets are being amortized over their expected period of benefit. During the twelve months ended December 31, 2007, the Company reduced accrued severance costs in the amount of $122 and reduced accrued restructuring costs related to contract terminations in the net amount of $7. The Company incurred additional costs in the amount of $286, resulting in a net increase in goodwill of approximately $157 in the twelve months ended December 31, 2007. The Company incurred additional costs in the amount of $115 and reduced the valuation reserve on acquired net operating losses in the amount of $3,031, resulting in a net decrease in goodwill in the amount of $2,916 in the six months ended June 30, 2008.

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

The balance of the accrued restructuring liability as of June 30, 2008 is as follows:

	Balance as of January 1, 2008	Provision for the six months ended June 30, 2008	Net utilization during the six months ended June 30, 2008	Balance as of June 30, 2008

Contract terminations	$49	$—	$(49)	$-
Total	$49	$—	$(49)	$-

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

The components of the intangible assets are as follows:

	Weighted Average Useful Life (months)	Amount
Technology	48	$4,910
Trade name	36	630
Expert network	36	235
Non-compete agreements	12	310
Total		$6,085

The net intangible assets of $4,716 and $5,629 are included in “Assets - Intangibles, net” on the Company’s June 30, 2008 and December 31, 2007 balance sheets, respectively.

(4) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2008 was approximately $636 and $1,195, respectively. Rental expense for operating leases for the three and six months ended June 30, 2007 was approximately $568 and $967, respectively.

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

On July 18, 2006, we acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $0.8 and $1.3 million are included in “Assets - Intangibles, net” on our June 30, 2008 and December 31, 2007 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc., (“Kasamba”) a facilitator of online transactions between service experts who provide online advice to consumers for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $4.7 and $5.6 million are included in “Assets - Intangibles, net” on our June 30, 2008 and December 31, 2007 balance sheets, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of collectability of accounts receivable, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

For revenue generated from online transactions between experts and consumers, we apply Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that we perform as an agent without any risk of loss for collection. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

STOCK-BASED COMPENSATION

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three months ended June 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of June 30, 2008, there was approximately $11.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2008 and 2007. One customer accounted for approximately 13% of accounts receivable as June 30, 2008. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2007. We increased our allowance for doubtful accounts by $52,000 in the six months ended June 30, 2008. This increase was principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, the Standard will have no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS No. 141(R) will have on our accounting for past and future acquisitions and on our consolidated financial statements.

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

We adopted FIN No. 48 on January 1, 2007 and as of that date and through June 30, 2008, we had no uncertain tax positions under FIN No. 48. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses.

We file a consolidated U.S. federal income tax return as well as income tax returns in several state jurisdictions, of which New York is the most significant. The statute of limitations has expired for tax years prior to 2003. In 2006, the Internal Revenue Service completed an examination of our federal returns for the 2004 taxable year.

RESULTS OF OPERATIONS

REVENUE

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

Revenue attributable to our monthly service fee accounted for 93% and 94% of total LivePerson services revenue for the three and six months ended June 30, 2008. Revenue attributable to our monthly service fee accounted for 96% of total LivePerson services revenue for the three and six months ended June 30, 2007. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

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

•	the credit card fees and related processing costs associated with the consumer and SMB services.

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

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal and human resources personnel, allocated occupancy costs and related overhead, professional fees, insurance, provision for doubtful accounts and other general corporate expenses.

During the six months ended June 30, 2008, we increased our allowance for doubtful accounts by $52,000 to approximately $260,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2008 and 2007 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense related to SFAS No. 123(R)	$1,204	$898	$2,164	$1,712
Total	$1,204	$898	$2,164	$1,712

PERIOD-TO-PERIOD COMPARISONS

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our operating results for the three and six months ended June 30, 2008 and 2007 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Three and Six Months Ended June 30, 2008 and 2007

Revenue. Total revenue increased by 59% and 58% to $18.6 million and $35.7 million in the three and six months ended June 30, 2008, respectively, from $11.7 million and $22.6 million in the comparable periods in 2007. Excluding Kasamba revenue in the amounts of $2.8 million and $5.5 million, revenue increased by 35% and 33% to $15.8 million and $30.2 million in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $1.9 million and $4.0 million, respectively, and, to a lesser extent, to revenue from new clients in the amount of approximately $1.6 million and $3.0 million, respectively, net of cancellations and an increase in professional services revenue of approximately $472,000 and $647,000, respectively. Our revenue growth has traditionally been driven by a balanced mix of revenue from newly added clients and expansion from existing clients.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 69% and 72% to $5.2 million and $10.1 million in the three and six months ended June 30, 2008, respectively, from $3.1 million and $5.9 million in the comparable period in 2007. Excluding Kasamba cost of revenue in the amounts of $976,000 and $1.9 million, cost of revenue increased by 37% and 40% to $4.3 million and $8.3 million in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $952,000 and $1.5 million, respectively, and for the six months ended June 30, 2008, to increased expenses for primary and backup server facilities of approximately $464,000. The increase is also attributable to the depreciation recorded relating to the colocation hosting equipment in the amounts of $249,000 and $359,000 in the three and six months ended June 30, 2008, respectively. This increase was partially offset by the core technology amortization and deprecation costs related to our Proficient acquisition in July 2006, which were fully amortized in 2007. As a result, our gross margin in the three and six months ended June 30, 2008 decreased to 72% and 72%, respectively, as compared to 73% and 74% in the three and six months ended June 30, 2007, respectively. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin. During the quarter, we completed the transition of our primary U.S. hosting facility from fully hosted services to a colocation arrangement. The expected impact of this transition is a reduction in operating expense related to third-party hosting services, offset by an increase in depreciation expense related to capital expenditures for servers and related network equipment. This transition is expected to give us more direct control and greater deployment flexibility with regard to our hosting infrastructure.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 71% and 70% to $3.5 million and $6.6 million in the three and six months ended June 30, 2008, respectively, from $2.0 million and $3.9 million in the comparable periods in 2007. Excluding Kasamba product development expenses in the amounts of $788,000 and $1.5 million, product development expenses increased by 33% and 31% to $2.7 million and $5.1 million in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform in the amount of $609,000 and $1.1 million, respectively.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 83% and 77% to $6.4 million and $12.2 million in the three and six months ended June 30, 2008, respectively from $3.5 million and $6.9 million in the comparable periods in 2007. Excluding Kasamba sales and marketing expenses in the amounts of $1.2 million and $2.8 million, sales and marketing expenses increased by 48% and 36% to $5.2 million and $9.4 million in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $1.0 million and $1.6 million related to our continued efforts to enhance our brand recognition and increase sales lead activity, and to a lesser extent, related advertising and promotion costs of approximately $525,000 and $574,000, respectively.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 68% and 63% to $3.5 million and $6.6 million in the three and six months ended June 30, 2008, respectively from $2.1 million and $4.1 million in the comparable periods in 2007. Excluding Kasamba general and administrative expenses in the amount of $310,000 and $584,000, general and administrative expenses increased by 53% and 48% to $3.1 million and $6.1 million in the three and six months ended June 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to increases in compensation and related expenses in the amount of $437,000 and $814,000, respectively, and to an increase in professional services and recruiting in the amount of $407,000 and $694,000, respectively. This increase is also attributable to increases in rent and occupancy costs related to new leases for our New York and Israeli offices in the amount of approximately $246,000 and $410,000, respectively.

Amortization of Intangibles. Amortization expense was $391,000 and $782,000 in the three and six months ended June 30, 2008, compared to $242,000 and $483,000 in the comparable periods in 2007, respectively. Amortization expense in 2008 relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. Amortization expense in 2007 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Proficient in July 2006.

Other Income. Interest income was $108,000 and $189,000 in the three and six months ended June 30, 2008, compared to $212,000 and $435,000 in the comparable periods in 2007, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. These decreases are primarily attributable to decreases in short-term interest rates and smaller balances in interest bearing accounts as a result of our acquisition of Kasamba in October 2007.

Benefit from Income Taxes. Benefit from income taxes was $139,000 and $90,000 in the three and six months ended June 30, 2008. Income tax expense was $0 and $0 in the three and six months ended June 30, 2007 because we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero.

Net (Loss) Income. We had net loss of $191,000 and $403,000 in the three and six months ended June 30, 2008, compared to net income of $913,000 and $1.8 million for the comparable periods in 2007. Revenue increased by $6.9 million and $13.0 million, respectively, while operating expenses increased by $8.0 million and $15.1 million, respectively, contributing to a net decrease in income from operations of approximately $1.1 million and $2.1 million, respectively, along with a decrease in interest income of $105,000 and $246,000, respectively, and a benefit from income taxes of $139,000 and $90,000 in the three and six months ended June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had approximately $23.5 million in cash and cash equivalents, a decrease of approximately $2.8 million from December 31, 2007. This decrease is primarily attributable to the repurchase of common stock and, to a lesser extent, to the purchases of property and equipment. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2008 and consisted primarily of non-cash expenses related to the adoption of SFAS No. 123(R), to the amortization of intangibles, and to increases in accounts payable and deferred revenue, partially offset by a net loss, a decrease in accrued expenses, and an increase in accounts receivable. Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2007 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in deferred revenue, partially offset by increases in deferred taxes and, accounts receivable.

Net cash used in investing activities was $3.2 million and $616,000 in the six months ended June 30, 2008 and 2007, respectively, and was due primarily to the purchase of fixed assets.

Net cash used in financing activities was $3.2 million for the six months ended June 30, 2008 and consisted primarily of the repurchase of common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2007 and consisted of the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of June 30, 2008, we had an accumulated deficit of approximately $93.8 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2008 was approximately $636,000 and $1.2 million, respectively, and approximately $568,000 and $967,000 for the three and six months ended June 30, 2007.

As of June 30, 2008, our principal commitments were approximately $7.2 million under various operating leases, of which approximately $1.8 million is due in 2008. We do not currently expect that our principal commitments for the year ending December 31, 2008 will exceed $4.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $5.0 million in 2008.

Our contractual obligations at June 30, 2008 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$7,235	$3,401	$3,800	$34	$—
Total	$7,235	$3,401	$3,800	$34	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the six months ended June 30, 2008, the depreciation of the U.S dollar against the NIS has had an increased adverse impact on our results of operations and financial condition compared to earlier periods. We evaluate appropriate hedging strategies to mitigate currency rate fluctuation risks on an ongoing basis. The functional currency of our wholly-owned Israeli subsidiaries, HumanClick Ltd. and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound. We have not used derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts in the six months ended June 30, 2008 by $52,000 to approximately $260,000 principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We wrote off approximately $6,000 of previously reserved accounts during the six months ended June 30, 2008. We did not write off any accounts during the year ended December 31, 2007.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we have integrated the Kasamba operations and have begun to incorporate these operations as part of our internal controls. We expect our assessment of these changes in internal control to be completed in 2008.

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

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include, without limitation, the following: risks related to the operational integration of acquisitions; risks related to our increased operations in the direct-to-consumer market; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound and Euro; our history of losses; potential fluctuations in our quarterly and annual results; impairments to goodwill that result in significant charges to earnings; responding to rapid technological change and changing client preferences; competition in the real-time sales, marketing, customer service and online engagement solutions market; continued use by our clients of the LivePerson services and their purchase of additional services; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; risks related to adverse business conditions experienced by our clients; our dependence on key employees; competition for qualified personnel; the impact of new accounting rules, including the requirement to expense stock options; the possible unavailability of financing as and if needed; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; our dependence on the continued use of the Internet as a medium for commerce and the viability of the infrastructure of the Internet; and risks related to the regulation or possible misappropriation of personal information. This list is intended to identify only certain of the principal factors that could cause actual results to differ from those discussed in the forward-looking statements. Readers are referred to the reports and documents filed from time to time by us with the Securities and Exchange Commission for a discussion of these and other important risk factors that could cause actual results to differ from those discussed in forward-looking statements. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 14, 2008.

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On March 10, 2008, our Board of Directors approved an extension of our existing stock repurchase program through the end of the first quarter of 2009. The program, originally announced in February 2007, was due to expire at the end of the first quarter of 2008.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. Through June 30, 2008, we had spent a total of approximately $3.6 million to acquire approximately 1.1 million shares of our common stock. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2008 – 4/30/2008	381,690	$3.41	381,690	$4,363,000
5/1/2008 – 5/31/2008	—	$—	—	$4,363,000
6/1/2008 – 6/30/2008	—	$—	—	$4,363,000
Total	381,690	$3.41	381,690	$4,363,000

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: August 8, 2008	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: August 8, 2008	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002