Form 10-Q
period 2008-09-30
LIVEPERSON INC
filed 2008-11-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

or

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

As of November 3, 2008, there were 47,445,048 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2008
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$23,773	$26,222
Accounts receivable, net of allowances for doubtful accounts of $260 and $208 as of September 30, 2008 and December 31, 2007, respectively	6,910	6,026
Prepaid expenses and other current assets	2,270	1,802
Deferred tax assets, net	1,569	42
Total current assets	34,522	34,092
Property and equipment, net	7,462	3,733
Intangibles, net	4,898	6,953
Goodwill	47,971	51,684
Deferred tax assets, net	6,336	4,202
Security deposits	385	499
Other assets	1,677	1,325
Total assets	$103,251	$102,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,022	$3,067
Accrued expenses	8,366	9,191
Deferred revenue	4,408	4,000
Deferred tax liabilities, net	-	193
Total current liabilities	16,796	16,451
Other liabilities	1,677	1,325

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,300,048 shares issued and outstanding at September 30, 2008 and 47,892,128 shares issued and outstanding at December 31, 2007	47	48
Additional paid-in capital	178,143	178,041
Accumulated deficit	(93,351)	(93,358)
Accumulated other comprehensive loss	(61)	(19)
Total stockholders’ equity	84,778	84,712
Total liabilities and stockholders’ equity	$103,251	$102,488

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$19,375	$12,823	$55,048	$35,453
Operating expenses:
Cost of revenue	5,226	3,305	15,346	9,199
Product development	3,299	2,169	9,876	6,033
Sales and marketing	6,624	3,556	18,864	10,470
General and administrative	3,399	2,274	10,034	6,353
Amortization of intangibles	352	242	1,134	725
Total operating expenses	18,900	11,546	55,254	32,780
Income (loss) from operations	475	1,277	(206)	2,673
Other (expense) income:
Financial (expense) income	(123)	26	(125)	5
Interest income	79	283	270	739
Total other (expense) income, net	(44)	309	145	744
Income (loss) before provision for (benefit from) income taxes	431	1,586	(61)	3,417
Provision for (benefit from) income taxes	21	-	(68)	-
Net income	$410	$1,586	$7	$3,417
Basic net income per common share	$0.01	$0.04	$0.00	$0.08
Diluted net income per common share	$0.01	$0.03	$0.00	$0.07
Weighted average shares outstanding used in basic net income per common share calculation	47,229,252	43,080,475	47,433,924	42,469,631
Weighted average shares outstanding used in diluted net income per common share calculation	48,678,016	46,328,876	49,064,151	45,942,436

Income (loss) from operations for the three and nine months ended September 30, 2008 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $1,014 and $3,178, respectively. Income from operations for the three and nine months ended September 30, 2007 includes stock-based compensation expense related to the adoption of SFAS No. 123(R) in the amount of $930 and $2,642, respectively. See Note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7	$3,417
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,178	2,642
Depreciation	1,324	585
Amortization of intangibles	2,055	978
Deferred income taxes	(39)	(3,521)
Provision for doubtful accounts	68	74

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(952)	(1,595)
Prepaid expenses and other current assets	(468)	27
Security deposits	114	13
Accounts payable	1,054	90
Accrued expenses	(494)	1,048
Deferred revenue	408	823
Net cash provided by operating activities	6,255	4,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(5,393)	(614)
Prepaid acquisition costs	-	(122)
Acquisition of Kasamba	(112)	-
Acquisition of Proficient	(132)	(218)
Net cash used in investing activities	(5,637)	(954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	-	3,302
Proceeds from issuance of common stock in connection with the exercise of options	655	1,513
Repurchase of common stock	(3,680)	-
Net cash (used in) provided by financing activities	(3,025)	4,815
Effect of foreign exchange rate changes on cash and cash equivalents	(42)	(7)
Net (decrease) increase in cash and cash equivalents	(2,449)	8,435
Cash and cash equivalents at the beginning of the period	26,222	21,729
Cash and cash equivalents at the end of the period	$23,773	$30,164

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the nine months ended September 30, 2008 does not include the purchases of approximately $936 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at September 30, 2008, and therefore did not have an impact on cash flows for the period.

During the nine months ended September 30, 2007, the Company incurred approximately $650 of acquisition costs related to its acquisition of Kasamba Inc., of this amount, $527 is included in accrued expenses at September 30, 2007.

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

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2008, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.

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

(C) REVENUE RECOGNITION

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

(D) STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statements of Operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$145	$105	$420	$314
Product development expense	302	317	1,015	858
Sales and marketing expense	292	245	881	749
General and administrative expense	275	263	862	721
Total stock based compensation included in operating expenses	$1,014	$930	$3,178	$2,642

The per share weighted average fair value of stock options granted during the three months ended September 30, 2008 and 2007 was $1.65 and $3.28, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%-4.0%	4.8%-5.3%	1.9%-4.0%	4.7%-5.3%
Expected life (in years)	4.9	4.2	4.2-4.9	4.2
Historical volatility	68.5%	73.0%-73.4%	68.5%-71.5%	73.0%-75.7%

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

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of September 30, 2008, approximately 12,586,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through September 30, 2008). As of September 30, 2008, there was $10,487 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007	8,997,366	$3.72
Options granted	2,265,500	$3.25
Options exercised	(431,974)	$1.52
Options cancelled	(690,908)	$4.79
Options outstanding at September 30, 2008	10,139,984	$3.63
Options exercisable at September 30, 2008	5,587,263	$3.05

The total intrinsic value of stock options exercised during the period ended September 30, 2008 was approximately $661. The total intrinsic value of options exercisable at September 30, 2008 was approximately $4,045. The total intrinsic value of options expected to vest is approximately $188.

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2007	4,349,083	$3.18
Granted	2,265,500	$1.93
Vested	(1,465,621)	$2.93
Cancelled	(596,241)	$2.88
Nonvested Shares at September 30, 2008	4,552,721	$2.79

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

Diluted net income per common share for the three and nine months ended September 30, 2008 includes the effect of options to purchase 2,704,344 and 3,576,467 shares, respectively, of common stock with a weighted average exercise price of $1.37 and $1.75, respectively. Diluted net income per common share for the three and nine months ended September 30, 2008 does not include the effect of options to purchase 7,435,640 and 6,563,517 shares, respectively, of common stock. Diluted net income per common share for the three and nine months ended September 30, 2007 includes the effect of options to purchase 5,339,331 and 5,772,956 shares, respectively, of common stock with a weighted average exercise price of $2.05 and $2.22, respectively, and warrants to purchase 121,750 shares of common stock with a weighted average exercise price of $2.01. Diluted net income per common share for the three and nine months ended September 30, 2007 does not include the effect of options to purchase 3,640,725 and 3,207,100 shares, respectively, of common stock. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	47,229,252	43,080,475	47,433,924	42,469,631
Effect of assumed exercised options and warrants	1,448,764	3,248,401	1,630,227	3,472,805
Diluted	48,678,016	46,328,876	49,064,151	45,942,436

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

Summarized financial information by segment for the three months ended September 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services	$15,769	$—	$15,769	$—
Expert advice	2,647	—	—	2,647
Professional services	959	—	959	—
Total revenue	$19,375	$—	$16,728	$2,647
Cost of revenue	5,226	—	4,268	958
Sales and marketing	6,624	—	4,572	2,052
Amortization of intangibles	352	—	202	150
Unallocated corporate expenses	6,698	6,698	—	—
Operating income (loss)	$475	$(6,698)	$7,686	$(513)

Revenues attributable to domestic and foreign operations follows:

United States	$14,888
United Kingdom	2,250
Other countries	2,237
Total revenue	$19,375

Summarized financial information by segment for the nine months ended September 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services	$44,257	$—	$44,257	$—
Expert advice	8,132	—	—	8,132
Professional services	2,659	—	2,659	—
Total revenue	$55,048	$—	$46,916	$8,132
Cost of revenue	15,346	—	12,520	2,826
Sales and marketing	18,864	—	13,356	5,508
Amortization of intangibles	1,134	—	686	448
Unallocated corporate expenses	19,910	19,910	—	—
Operating (loss) income	$(206)	$(19,910)	$20,354	$(650)

Revenues attributable to domestic and foreign operations follows:

United States	$42,599
United Kingdom	6,135
Other countries	6,314
Total revenue	$55,048

Long-lived assets by geographic region as of September 30, 2008 are as follows:

United States	$28,741
Israel	39,988
Total long-lived assets	$68,729

(G) GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Release of valuation reserve on deferred tax asset (see Note 3)	(3,873)	(3,031)	(842)
Contingent earnout payments	147	147	-
Other	13	6	7
Balance as of September 30, 2008	$47,971	$15,866	$32,105

Intangible assets are summarized as follows:

Acquired Intangible Assets

	As of September 30, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$4,910	4.0 years	$1,228
Customer contracts/customer lists	2,400	3.0 years	1,761
Trade names	630	3.0 years	210
Other	235	3.0 years	78
Total	$8,175		$3,277

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2,055 and $1,772 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. Estimated amortization expense for the next five years is: $579 in 2008, $1,955 in 2009, $1,444 in 2010, $920 in 2011 and $0 in 2012.

(H) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with the Company’s first quarter of 2009.

(2) BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2008	December 31, 2007

Computer equipment and software	$10,970	$6,033
Furniture, equipment and building improvements	681	565
	11,651	6,598
Less accumulated depreciation	4,189	2,865
Total	$7,462	$3,733

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007

Payroll and other employee related costs	$5,315	$4,790
Professional services and consulting and other vendor fees	2,178	3,856
Sales commissions	313	286
Restructuring (see Note 3)	-	49
Other	560	210
Total	$8,366	$9,191

(3) ASSET ACQUISITIONS

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

The purchase price was $10,445, which included the issuance of 1,960,711 shares of the Company’s common stock valued at $9,929, based on the quoted market price of the Company’s common stock for the three days before and after the date of the announcement, a cash payment of $3 and acquisition costs of approximately $513. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. All 1,960,711 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of the acquisition date. Of the total purchase price, $413 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets. None of the goodwill will be deductible for U.S. federal income tax purposes. The intangible assets are being amortized over their expected period of benefit. During the twelve months ended December 31, 2007, the Company reduced accrued severance costs in the amount of $122 and reduced accrued restructuring costs related to contract terminations in the net amount of $7. The Company incurred additional costs in the amount of $286, resulting in a net increase in goodwill of approximately $157 in the twelve months ended December 31, 2007. The Company incurred additional costs in the amount of $153 and reduced the valuation reserve on acquired net operating losses in the amount of $3,031, resulting in a net decrease in goodwill in the amount of $2,878 in the nine months ended September 30, 2008.

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

The balance of the accrued restructuring liability as of September 30, 2008 is as follows:

	Balance as of January 1, 2008	Provision for the nine months ended September 30, 2008	Net utilization during the nine months ended September 30, 2008	Balance as of September 30, 2008

Contract terminations	$49	$—	$(49)	$-
Total	$49	$—	$(49)	$-

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007.

The purchase price was $35,880, which included the issuance of 4,130,776 shares of the Company’s stock valued at $23,925, based on the quoted market price of the Company’s common stock for the two days before and after the date of the announcement, the issuance of 623,824 LivePerson options in replacement of Kasamba options, some of which were fully vested, valued at $1,965, a cash payment of $9,000 and acquisition costs of approximately $990. The Company recorded goodwill in the amount of $32,940, none of which will be deductible for U.S. federal income tax purposes. The acquisition represents the Company’s initial expansion beyond its historical business-to-business focus into the business-to-consumer market, and is also expected to extend the value the Company delivers to its growing base of business customers through a community that will connect consumers with experts in a range of categories. All 4,130,776 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of October 3, 2007. Of the total purchase price, a net liability of $812 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. The purchase price in excess of the fair value of the net book values of the acquired assets and assumed liabilities was allocated to goodwill and intangible assets which are being amortized over their expected period of benefit. The Company incurred additional costs in the amount of $7 and reduced the valuation reserve on acquired net operating losses in the amount of $842, resulting in a net decrease in goodwill in the amount of $835 in the nine months ended September 30, 2008.

(4) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2008 was approximately $682 and $1,878, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2007 was approximately $390 and $1,165, respectively.

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

On July 18, 2006, we acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $0.6 and $1.3 million are included in “Assets - Intangibles, net” on our September 30, 2008 and December 31, 2007 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc. (“Kasamba”), a facilitator of online transactions between service experts who provide online advice to consumers for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $4.3 and $5.6 million are included in “Assets - Intangibles, net” on our September 30, 2008 and December 31, 2007 balance sheets, respectively.

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

STOCK-BASED COMPENSATION

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the three months ended September 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As of September 30, 2008, there was approximately $10.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2008 and 2007. One customer accounted for approximately 16% of accounts receivable as September 30, 2008. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2007. We increased our allowance for doubtful accounts by $68,000 in the nine months ended September 30, 2008, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. Additionally, we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance of $260,000 at September 30, 2008.

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

To assist in the process of determining goodwill impairment, we obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

In accordance with SFAS No. 142, we completed our annual impairment test in the third quarter of 2008. Based on this test, we determined that no impairment had occurred. Beginning in the first quarter of 2009, we are required to adopt the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 157 on goodwill. We may be required to record a significant charge to earnings in our financial statements if we determine that an impairment has occurred under the new pronouncement.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

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

Revenue attributable to our monthly service fee accounted for 94% of total LivePerson services revenue for the three and nine months ended September 30, 2008. Revenue attributable to our monthly service fee accounted for 97% and 95% of total LivePerson services revenue for the three and nine months ended September 30, 2007, respectively. Our service agreements typically have twelve month terms and are terminable upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

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

During the nine months ended September 30, 2008, we increased our allowance for doubtful accounts by $68,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. Additionally, wrote off approximately $16,000 of previously reserved accounts leaving a net allowance of $260,000 at September 30, 2008. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and nine months ended September 30, 2008 and 2007 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense related to SFAS No. 123(R)	$1,014	$930	$3,178	$2,642
Total	$1,014	$930	$3,178	$2,642

PERIOD-TO-PERIOD COMPARISONS

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our operating results for the three and nine months ended September 30, 2008 and 2007 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

Comparison of Three and Nine Months Ended September 30, 2008 and 2007

Revenue. Total revenue increased by 51% and 55% to $19.4 million and $55.0 million in the three and nine months ended September 30, 2008, respectively, from $12.8 million and $35.5 million in the comparable periods in 2007. Excluding Kasamba revenue in the amounts of $2.6 million and $8.1 million, revenue increased by 30% and 32% to $16.7 million and $46.9 million in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $2.2 million and $7.1 million, respectively, and, to a lesser extent, to revenue from new clients in the amount of approximately $2.0 million and $5.7 million, respectively, net of cancellations and an increase in professional services revenue of approximately $203,000 and $855,000, respectively. Our revenue growth has traditionally been driven by both newly added clients and expansion of existing clients.

Cost of Revenue. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our hosting infrastructure, including expenses related to server leases and Internet connectivity, as well as depreciation of certain hardware and software, and allocated occupancy costs and related overhead. Cost of revenue increased by 58% and 67% to $5.2 million and $15.3 million in the three and nine months ended September 30, 2008, respectively, from $3.3 million and $9.2 million in the comparable period in 2007. Excluding Kasamba cost of revenue in the amounts of $651,000 and $1.9 million, cost of revenue increased by 38% and 46% to $4.6 million and $13.4 million in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $912,000 and $2.4 million, respectively. The increase is also attributable to technology amortization related to our Kasamba acquisition in the amount of $251,000 and $698,000 and to the depreciation recorded relating to the colocation hosting equipment in the amounts of $275,000 and $475,000 in the three and nine months ended September 30, 2008, respectively. As a result, our gross margin in the three and nine months ended September 30, 2008 decreased to 73% and 72%, respectively, as compared to 74% in the three and nine months ended September 30, 2007, respectively. The proportion of our new clients that are large corporations is increasing. These companies typically have more significant implementation requirements and more stringent data security standards. As a result, we have invested additional resources to support this change in the customer base and in anticipation of a continuation of this trend, which has increased our cost of revenue and decreased our gross margin. We recently completed the transition of our primary U.S. hosting facility from fully hosted services to a colocation arrangement. The expected impact of this transition is a reduction in operating expense related to third-party hosting services, partially offset by an increase in depreciation expense related to capital expenditures for servers and related network equipment. This transition is expected to give us more direct control and greater deployment flexibility with regard to our hosting infrastructure.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 52% and 64% to $3.3 million and $9.9 million in the three and nine months ended September 30, 2008, respectively, from $2.2 million and $6.0 million in the comparable periods in 2007. Excluding Kasamba product development expenses in the amounts of $789,000 and $2.3 million, product development expenses increased by 16% and 26% to $2.5 million and $7.6 million in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform in the amount of $606,000 and $1.7 million, respectively.

Sales and Marketing. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 86% and 80% to $6.6 million and $18.9 million in the three and nine months ended September 30, 2008, respectively from $3.6 million and $10.5 million in the comparable periods in 2007. Excluding Kasamba sales and marketing expenses in the amounts of $2.1 million and $5.5 million, sales and marketing expenses increased by 29% and 28% to $4.6 million and $13.4 million in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $1.1 million and $2.7 million related to our continued efforts to enhance our brand recognition and increase sales lead activity.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 49% and 58% to $3.4 million and $10.0 million in the three and nine months ended September 30, 2008, respectively from $2.3 million and $6.4 million in the comparable periods in 2007. Excluding Kasamba general and administrative expenses in the amount of $243,000 and $827,000, general and administrative expenses increased by 39% and 45% to $3.2 million and $9.2 million in the three and nine months ended September 30, 2008, respectively, from the comparable periods in 2007. This increase is primarily attributable to increases in compensation and related expenses in the amount of $436,000 and $1.3 million, respectively, and to an increase in professional services and recruiting in the amount of $241,000 and $893,000, respectively. This increase is also attributable to increases in rent and occupancy costs related to an expansion of our Israeli offices in the amount of approximately $297,000 and $707,000, respectively.

Amortization of Intangibles. Amortization expense was $352,000 and $1.1 million in the three and nine months ended September 30, 2008, compared to $242,000 and $725,000 in the comparable periods in 2007, respectively. Amortization expense in 2008 relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. Amortization expense in 2007 relates to acquisition costs recorded as a result of our acquisition of certain identifiable assets of Proficient in July 2006.

Other (Expense) Income. Financial expense related to unfavorable currency movements was $123,000 and $125,000 in the three and nine months ended September 30, 2008 compared to financial income from favorable currency movements of $26,000 and $5,000 in the comparable periods in 2007, respectively. Interest income was $79,000 and $270,000 in the three and nine months ended September 30, 2008, compared to $283,000 and $739,000 in the comparable periods in 2007, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. These decreases are primarily attributable to decreases in short-term interest rates and smaller balances in interest bearing accounts as a result of our acquisition of Kasamba in October 2007.

Provision for (Benefit from) Income Taxes. Income tax expense was $21,000 in the three months ended September 30, 2008. Benefit from income taxes was $68,000 in the nine months ended September 30, 2008. Income tax expense was $0 and $0 in the three and nine months ended September 30, 2007 because we reduced our valuation allowance against deferred tax assets resulting in an effective tax rate of zero.

Net Income. We had net income of $410,000 and $7,000 in the three and nine months ended September 30, 2008, compared to net income of $1.6 million and $3.4 million for the comparable periods in 2007. Revenue increased by $6.6 million and $19.6 million, respectively, while operating expenses increased by $7.4 million and $22.5 million, respectively, contributing to a net decrease in income from operations of approximately $802,000 and $2.9 million, respectively, along with a decrease in other income of $353,000 and $599,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had approximately $23.8 million in cash and cash equivalents, a decrease of approximately $2.5 million from December 31, 2007. This decrease is primarily attributable to the purchases of property and equipment and, to a lesser extent, to the repurchase of common stock. We regularly invest excess funds in short-term money market funds that provide daily access to the full liquidity of the amount on deposit.

Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2008 and consisted primarily of non-cash expenses related to the adoption of SFAS No. 123(R), to the amortization of intangibles, and to increases in accounts payable and deferred revenue, partially offset by an increase in accounts receivable, a decrease in accrued expenses, and an increase in prepaid expenses. Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2007 and consisted primarily of net income and non-cash expenses related to the adoption of SFAS No. 123(R) and to the amortization of intangibles and an increase in accrued expenses, partially offset by increases in deferred taxes and, accounts receivable.

Net cash used in investing activities was $5.6 million and $1.0 million in the nine months ended September 30, 2008 and 2007, respectively, and was due primarily to the purchase of fixed assets and, to a lesser extent, to the payment of acquisition costs.

Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2008 and consisted primarily of the repurchase of common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $4.8 million for the nine months ended September 30, 2007 and consisted of the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of September 30, 2008, we had an accumulated deficit of approximately $93.4 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2008 was approximately $682,000 and $1.9 million, respectively, and approximately $390,000 and $1.2 million for the three and nine months ended September 30, 2007.

As of September 30, 2008, our principal commitments were approximately $8.0 million under various operating leases, of which approximately $1.0 million is due in 2008. We do not currently expect that our principal commitments for the year ending December 31, 2008 will exceed $4.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $8.0 million in 2008.

Our contractual obligations at September 30, 2008 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$8,018	$3,879	$4,066	$73	$—
Total	$8,018	$3,879	$4,066	$73	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the nine months ended September 30, 2008, the depreciation of the U.S dollar against the NIS has had an increased adverse impact on our results of operations and financial condition compared to earlier periods. We evaluate appropriate hedging strategies to mitigate currency rate fluctuation risks on an ongoing basis. The functional currency of our wholly-owned Israeli subsidiaries, HumanClick Ltd. and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound. We have not used derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We increased our allowance for doubtful accounts in the nine months ended September 30, 2008 by $68,000 principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. Additionally, we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance of $260,000 at September 30, 2008. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We wrote off approximately $6,000 of previously reserved accounts during the nine months ended September 30, 2008. We did not write off any accounts during the year ended December 31, 2007.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we have integrated the Kasamba operations and have begun to incorporate these operations as part of our internal controls. We expect our assessment of these changes in internal control to be completed in 2008.

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

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. Through September 30, 2008, we had spent a total of approximately $3.6 million to acquire approximately 1.1 million shares of our common stock. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2008 – 7/31/2008	—	$—	—	$4,363,000
8/1/2008 – 8/31/2008	—	$—	—	$4,363,000
9/1/2008 – 9/30/2008	—	$—	—	$4,363,000
Total	—	$—	—	$4,363,000

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)
Date: November 7, 2008	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)
Date: November 7, 2008	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002