Form 10-K
period 2008-12-31
LIVEPERSON INC
filed 2009-03-13
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 000-30141

LIVEPERSON, INC.

(Exact Name of Registrant As Specified in Its Charter)

Delaware	13-3861628
(State of Incorporation)	(I.R.S. Employer Identification Number)

462 Seventh Avenue, 3rd Floor, New York, New York 10018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $114,266,981 (computed by reference to the last reported sale price on The Nasdaq Capital Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 3, 2009, 47,534,686 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed not later than April 30, 2009, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2008 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

Overview

LivePerson is a leading provider of online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and experts with consumers seeking help on the Web, LivePerson’s hosted software platform creates more relevant, compelling and personalized online experiences. In 2008, LivePerson hosted more than 72 million chat interactions across our diverse customer base, while handling more than 650,000 paid transactions between experts and consumers on LivePerson.com. LivePerson’s proprietary chat, voice, email and self-service/knowledgebase applications, coupled with our domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — increasing sales, customer satisfaction and loyalty while reducing customer service costs.

More than 7,000 companies, including EarthLink, Hewlett-Packard, Microsoft, Qwest, and Verizon, employ our technology to keep pace with rising consumer expectations for the online channel. As a result, LivePerson has unique insight into consumer behavior, which we leverage to improve our product and educate our customers through our growing consulting services.

Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling clients to:

•	increase conversion rates and reduce abandonment by selectively engaging website visitors;
•	accelerate the sales cycle, drive repeat business and increase average order values;
•	increase customer satisfaction, retention and loyalty while reducing customer service costs;
•	harness the knowledge of subject-matter experts by allowing consumers to engage with major online brands;
•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and
•	lower operating costs in the call center by deflecting costly phone and email interactions.

As a software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs; faster implementation; lower total cost of ownership (TCO); scalability; cost predictability; and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by LivePerson eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software. According to a July 2008 report by Gartner, Inc, a leading industry research firm, 90% of e-commerce sites will rely on at least one SaaS solution by 2013, and 40% of all e-commerce sites will rely entirely on SaaS solutions by that same year.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was initially introduced in November 1998. In April 2000 the company completed an initial public offering and is currently traded on NASDAQ. LivePerson is headquartered in New York City with offices in Atlanta, London and Tel Aviv.

Market Opportunity

Despite the current state of the U.S. economy, online sales are still strong. In a February 2009 forecast, Forrester Research, Inc. projected that online sales will increase by 11% in 2009, reaching $156 billion by year’s end, and that affluent shoppers (defined as consumers with household incomes of at least $75,000 per year), who account for more than half of online retail spending, will continue to shift a significant portion of their purchases to the Web channel.

We believe that the online channel presents expansion opportunities for many industries, and that the increased e-commerce revenue that results from this expansion may outweigh the decrease that stems from consumers who will curtail their overall spending in 2009. To survive in this competitive environment, e-businesses must differentiate their service, quality and overall experience to gain customer loyalty.

Forrester also forecasts online banking adoption will continue its upward trajectory. According to Forrester’s figures, by 2011 the number of U.S. consumers who bank online will grow by 55%, representing 76% of online households.

Online advertising continues to grow, with search engine-based marketing leading the way. We believe the shift from television, print, radio and other traditional media may accelerate in a recessionary environment largely because Web-based media is more measurable, interactive, targeted and relevant. eMarketer, in an article published in December 2008, predicts that search engine-based marketing will grow 15% to $12 billion in 2009, while overall online advertising will grow 9% to $26 billion. This compares to the total U.S. advertising market for 2009, which Barclays Capital Media predicts will decline by 10% to $251 billion.

We also believe that demographics are in LivePerson’s favor. According to Forrester Research, Gen Yers are dedicated consumers of online content; use multiple technologies for online communications such as email, social networking and text messaging; and create and share user-generated content. Forrester also indicates that this demographic is demanding, with high expectations for the services they purchase via the Web. Increasingly, retailers will need to anticipate and respond to Gen Y consumers in real time, a requirement that may in turn accelerate the demand for LivePerson’s solutions.

The unrivaled convenience, accessibility and selection of the Web have established the channel as a mass consumer medium. Because the Internet is a ubiquitous influence in our day-to-day lives, consumer expectations and demands continue to rise.

By supplying online engagement tools that facilitate real-time assistance and personalized advice, LivePerson enables businesses and individual service providers to connect with their target audience, as well as provide personalized customer assistance to high-value customers. Creating more relevant, compelling and personalized online experiences, our platform helps e-business organizations meet the needs of demanding consumers while reinforcing their brand promise.

Strategy

The key elements of LivePerson’s strategy include:

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

Continuing to Build Strong Brand Recognition.  As a pioneer of real-time customer engagement, LivePerson enjoys strong brand recognition and credibility. By strategically targeting decision makers and influencers within key vertical markets, our goal is to generate increased awareness and demand for our broad range of online engagement tools. In addition, we have developed relationships with the media and analyst community to reinforce our position and status within the industry. Our brand name is also visible to both business users and consumers. When a visitor engages in a text-based chat on a website that offers our real-time technology, our brand name is usually displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

Expanding Our Real-Time Platform of Live Expert Advice to Drive Further Demand for Chat.  In October 2007, LivePerson completed its acquisition of Kasamba Inc. Accelerating our expansion into the direct-to-consumer market, the acquisition extends the value we deliver to our growing base of business customers. By supplying real-time access to individual experts, LivePerson is establishing itself as an online destination, community and market place where consumers can come to chat live with independent experts in a broad range of categories. In addition to showcasing these experts on our website, the platform can also host experts on our business customers sites, providing these business customers with an additional channel to better engage and service consumers.

Expanding our International Presence.  We maintain a sales and customer support office as well as a hosting facility in the United Kingdom. During 2008, we increased our investment in personnel and marketing support to expand our customer base in the United Kingdom and Western Europe, and have several of the largest financial services and telecommunications companies in this territory as customers. We plan to further expand in this region, primarily through direct sales efforts. We have also translated the customer-facing user interface for LivePerson services into eighteen languages, including French, German, Italian, Chinese, Japanese and Korean. We are actively evaluating strategies to pursue further international expansion in the Asia/Pacific region. These expansion efforts will, in part, leverage regionally focused partners with existing relationships.

Increasing the Value of Our Service to Our Clients.  We regularly add new features and functionality to our services to further enhance value to our customers. Because we manage the server infrastructure, we can make new features available to our clients immediately upon release, without client or end-user installation of software or hardware. We currently offer a suite of reporting, analysis and administrative tools as part of our overall portfolio of services. We continue to enhance our ability to capture, analyze and report on the substantial amount of online activity data we collect on behalf of our clients to further our clients’ online strategies. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other initiatives, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

Maintaining Market Leadership Through Innovation.  We continue to devote significant resources to technological innovation. These investments range from adding features and functionality to our existing services, broadening our current applications, to creating new products and services that will benefit our expanding client base. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in all the markets we serve. We regularly monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

Evaluating Strategic Alliances and Acquisitions When Appropriate.  We continue to seek opportunities to form strategic alliances with, or to acquire, other companies that can accelerate our growth or broaden our product offerings. We have successfully integrated several acquisitions over the past decade.

While we have in the past, and may from time to time in the future, engage in discussions regarding or pursue acquisitions or strategic alliances, we currently have no commitments with respect to any future acquisitions or strategic alliances and we are not currently engaged in any material negotiations with respect to these types of opportunities.

Products and Services

LivePerson’s hosted platform supports and manages real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase — from a single agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless customer experience. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support the complete deployment of our enterprise solutions.

LivePerson Enterprise for Sales.  LivePerson Enterprise for Sales combines online site traffic monitoring software with a sophisticated rules engine to enable LivePerson clients to proactively engage website visitors. This third-generation engagement solution enables clients to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. The intelligent and proactive solution identifies website visitors who demonstrate the highest propensity to convert, and engages them in real time with relevant content and offers, helping to achieve desired outcomes.

LivePerson Enterprise for Service.  LivePerson Enterprise for Service enables our customers to drive cost efficiencies in the contact center by identifying customers who are struggling with their self-help experience, and proactively connecting them to a live customer care specialist. This comprehensive multi-channel solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve customer satisfaction and reduce attrition rates.

LivePerson Enterprise Voice.  LivePerson Enterprise Voice bridges the gap between Web-based contact channels and the call center. By integrating all interactions, this comprehensive solution supplies a unified customer history, enabling organizations to deliver service consistency and continuity to customers.

LivePerson Pro.  LivePerson Pro enables SMBs to increase online sales and improve customer service through a combination of live chat and real-time visitor monitoring tools. Using LivePerson Pro, chat agents are able to segment visitors based on a wide variety of attributes, and target the best candidates for a chat in real time. LivePerson Pro helps our customers identify and facility cross-sell and upsell opportunities, as well as mitigate fraud.

LivePerson Contact Center.  LivePerson Contact Center enables SMBs to improve agent productivity, lower service costs and increase customer satisfaction. The solution manages all communications, including live chat, voice, email, and a self-service knowledgebase from an easy-to-use, all-in-one platform. Our SMB products also offer full integration with Google Analytics, a feature that helps customers accurately measure the impact of the chat channel on their sales and conversion rates.

Professional Services.  Our Professional Services team uses a comprehensive, customer-focused methodology to develop high-quality solutions, delivering significant results and providing a competitive advantage to our clients. Dedicated members of the Professional Services team work hand-in-hand with client teams to analyze online Web design and processes, develop and execute an optimal deployment strategy, and testing, train contact center agents and management, as well as implement ongoing performance optimization programs designed to deliver desired business results.

Expert Marketplace.  Our current consumer services offering is an online marketplace that connects independent experts and individual service providers who sell their information and knowledge via real-time chat with consumers. Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, health and medicine, education and tutoring, shopping, professional development, spirituality and religion, business and finance, arts and creative services, legal services, home and leisure, and other topics.

Clients

Our client base includes Fortune 1000 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on key target markets: the financial services, retail, telecommunications, technology, travel/hospitality, and automotive industries, as well as the SMB sector.

No single customer accounted for or exceeded 10% of our total revenue in 2008.

Sales and Marketing

Sales

We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales.  Our sales process focuses on how our solutions and domain expertise deliver financial and operational value that support our clients’ strategic initiatives. LivePerson Enterprise for Sales solutions are targeted to business executives whose primary responsibility is maximizing online customer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value. The value proposition for our LivePerson Enterprise for Service solution is designed to appeal to professionals who hold top- and bottom-line responsibility for customer service and technical support functions within their organization. Our proactive service solution enables these organizations to provide effective customer service while deflecting costly phone calls and emails by shifting service interactions to the more cost efficient chat channel. Whether we engage with individuals or teams responsible for online sales or service, LivePerson’s Enterprise platform supports any organization with a company-wide strategic initiative to improve the overall online customer experience.

Our sales methodology begins with in-depth research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective client. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment (ROI), we transition to an account management program that enables ongoing client success.

Indirect Sales.  Resources within our enterprise sales organization are focused on developing partnerships with call centers, industry vertical channels and online marketing agencies to generate revenues outside the focus of the direct sales team. This organization also provides leverage to the direct team with strategic partnerships that allow us to extend our core solution offering and increase our value proposition. By maximizing market coverage via partners who provide complementary products and services, we believe this channel will increase our revenue opportunities and accelerate market penetration without incurring the traditional costs associated with direct sales.

Client Support

Our Professional Services group provides deployment support and ongoing business consulting to enterprise clients and maintains involvement throughout the engagement lifecycle. All LivePerson clients have access to 24/7 help desk services through chat, email and phone.

Marketing

Our marketing efforts are organized around the needs, trends and characteristics of our existing and prospective client base. Our deep relationship with existing clients fosters continuous feedback, thereby allowing us to develop and refine marketing programs for specific industry segments. We market our products and services to executives responsible for the online channel and customer service operations of their organization. Our primary focus is on the financial services, retail, telecommunications, technology, travel/hospitality, and automotive industries, as well as SMBs. Our integrated marketing strategy includes lead generation campaigns to reach potential and existing clients using mediums such as online initiatives, advertising, direct mail, and industry- and category-specific tradeshows and events.

Our marketing efforts in support of consumer operations are focused on generating increased traffic to the LivePerson website primarily through key word search, search engine optimization and affiliate programs. We also work to maximize the rate of conversion of this traffic into either paying users or active experts.

Our marketing strategy also encompasses public relations. As a result of relationships developed with the media and analyst community, we gain positive media and editorial coverage. Other initiatives include securing speaking opportunities and bylined articles featuring key executives and customers, which helps raise LivePerson’s profile and reinforces our position as an industry leader. We also proactively facilitate formal and informal interaction among our most accomplished customers, enabling us to expand our presence as one of their key strategic partners.

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. Although few technological barriers to enter this market exist, we believe that our long-standing relationships with clients, particularly at the enterprise level, and our online selling expertise differentiate us from new entrants into the market. This differentiation is comprised mainly of our depth of experience in data analysis, agent training and online marketing optimization. Additional barriers to entry include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a scalable network infrastructure.

LivePerson’s business solutions compete directly with companies focused on technology that facilitate real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers, including SaaS providers such as Art Technology Group, Instant Service, RightNow Technologies and TouchCommerce. We face potential competition from Web analytics and online marketing service providers, such as Omniture. The most significant barriers to entry in this market are knowledge of:

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

Finally, LivePerson competes with in-house online engagement solutions, as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

LivePerson believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Compared to LivePerson, some of our larger current and potential competitors have:

•	stronger brand recognition;
•	a wider range of products and services; and
•	greater financial, marketing and research and development resources.

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; and
•	make more attractive offers to businesses to induce them to use their products or services.

Technology

Three key technological features distinguish the LivePerson services:

•	We support our clients through a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Southeastern United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier third-party server center outside of London. To meet the growing demands of our expanding customer base, LivePerson transitioned its primary U.S. production facility to a co-located datacenter in early 2008. By managing our servers directly, we now have greater flexibility and control over the production environment, allowing us to be more responsive to customer needs and to continue to provide a superior level of service. Our network, hardware and software are designed to accommodate our clients’ demand for secure, high-quality 24-hour per day/seven-day per week service.

•	As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to provide these benefits simultaneously to our entire client base. In addition, it allows us to maintain a relatively short development and implementation cycle.
•	As a SaaS provider, we focus on the development of tightly integrated software design and network architecture. We dedicate significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

Software Design.  Our software design is based on client-server architecture. As a SaaS provider, our clients install only the LivePerson Agent Console (Windows or Java-based) on their operators’ workstations. Visitors to our clients’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our clients’ operators or to use the LivePerson services.

Our software design is also based on open standards. These standard protocols facilitate integration with our clients’ legacy and third-party systems, and include:

•	Java
•	XML (Extensible Mark-up Language)
•	HTML (Hypertext Mark-up Language)
•	SQL (Structured Query Language)
•	HTTP (Hypertext Transfer Protocol)

Network Architecture.  The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in our new collocation facility with redundant network connections, servers and other infrastructure, enabling superior uptime. Our backup server infrastructure housed at a remote location provides our primary hosting facility with effective disaster recovery capability. For increased security, we use advanced firewall architecture and industry encryption standards. We also enable our clients to further encrypt their sensitive data using industry standard encryption algorithms.

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

Employees

As of March 4, 2009, we had 349 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

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

If we are not competitive in the market for online sales, marketing and customer service solutions, or online consumer services our business could be harmed.

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

We compete directly with companies focused on technology that facilitates real-time sales, conversion of online shoppers to buyers, email management, searchable knowledgebase applications, and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including SaaS providers such as Art Technology Group, Instant Service, RightNow Technologies and TouchCommerce. We face potential competition from Web analytics and online marketing service providers, such as Omniture. The most significant barriers to entry in this market are knowledge of:

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

Any change in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services may harm our competitive position. Such changes may allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective clients within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

Our clients may experience adverse business conditions that could adversely affect our business.

Some of our clients may experience difficulty in supporting their current operations and implementing their business plans. These clients may reduce their spending on our services, or may not be able to discharge their payment and other obligations to us. These circumstances are influenced by general economic and industry-specific conditions, and could have a material adverse impact on our business, financial condition and results of operations. The recent economic downturn has had a dramatic impact on the general market conditions facing our current and prospective customers, particularly in the financial services and retail industries. In addition, as a result of these conditions, our clients that may experience difficulty raising capital, may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. If the current environment for our clients does not improve, our business, results of operations and financial condition could be materially adversely affected.

In addition, the non-payment or late payment of amounts due to us from a significant number of clients would negatively impact our financial condition. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales.

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

We could face additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally and/or as we expand into direct-to-consumer services.

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

If our goodwill becomes impaired, we may be required to record a charge to earnings.

Under accounting principles generally accepted in the U.S., we review our goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. In December 2008, we recorded a $23.5 million impairment charge in connection with the Kasamba Inc. acquisition. From time to time, we may be required to record additional charges to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may negatively impacting our results of operations.

The success of our business is dependent on the retention of existing clients and their purchase of additional services, as well as attracting new customers and consumer users to our consumer services.

Our business services agreements typically have twelve month terms. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Further, because of the historically small amount of services sold in initial orders, we depend on sales to new clients and sales of additional services to our existing clients.

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

In addition, we rely in part on third-party service providers and other third parties for Internet connectivity and network infrastructure hosting, security and maintenance. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our Web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our business could be harmed.

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

Claims could be made against online services companies under both U.S. and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

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

Through our consumer-facing platform, we facilitate online transactions between individual service providers who provide online advice and information to consumers. In connection with these services, we accept payments using a variety of methods, such as credit card, debit card and PayPal. These payments are subject to “chargebacks” when consumers dispute payments they have made to us. Chargebacks can occur whether or not services were properly provided. Susceptibility to chargebacks puts a portion of our revenue at risk. We take measures to manage our risk relative to chargebacks and to recoup properly charged fees, however, if we are unable to successfully manage this risk our business and operating results could be adversely affected. As we offer new payment options to our users, we may be subject to additional regulations, compliance requirements, and fraud.

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

We have a history of losses, we had an accumulated deficit of $117.2 million as of December 31, 2008 and we may incur losses in the future.

We were not profitable in 2008 and may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007. We recorded a net loss of $23.8 million for the year ended December 31, 2008. As of December 31, 2008, our accumulated deficit was approximately $117.2 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

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

Our services typically appear under the LivePerson brand or as a LivePerson-branded icon on our clients’ websites. The customer service operators who respond to the inquiries of our clients’ Internet users are employees or agents of our clients; they are not our employees. The experts who respond to the inquiries of Internet users are independent consultants or agents of our clients; they are not our employees. As a result, we are not able to control the actions of these operators or experts. In addition, an Internet user may not know that the operator or expert is not a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our business services is aided by the prominent placement of the chat icon on a client’s website, over which we also have no control.

Political, economic and military conditions in Israel could negatively impact our Israeli operations.

Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2008, we had 233 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty in the region. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. At the end of December 2008, Israel engaged in an armed conflict with Hamas lasting for over three weeks, which involved additional missile strikes from the Gaza Strip into Israel and disrupted most day-to-day civilian activity in the proximity of the border with the Gaza Strip. Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activities or political instability in the region could adversely affect our operations in Israel and our business. Further deterioration of the situation might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

We are subject to federal, state and local regulation, and laws of jurisdictions outside of the United States, including laws and regulations applicable to computer software and access to or commerce over the Internet. New laws and regulations are continually being adopted with respect to the Internet — or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our clients or Internet users to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

The effects of the recent economic downturn may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in the overall global economic environment and in particular, in the financial services and retail sectors, which comprise a material portion of our customer base. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us or may fail to pay or delay paying us for previously purchased services. In addition, if consumer spending continues to decrease, this may result in fewer paid transactions on our consumer platform.

Our stockholders who each own greater than five percent of the outstanding common stock and our executive officers and directors will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our executive officers and directors, in the aggregate, beneficially own approximately 44.7% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

The future sale of shares of our common stock may negatively affect our stock price.

If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price of our common stock.

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

Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 44,000 square feet, under leases expiring in October 2010.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 6,000 square feet, under a lease expiring in April 2010.

We also lease space for our primary and back-up collocation facilities at separate locations in the continental U.S.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our operations for the foreseeable future.

Item 3. Legal Proceedings

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. We believe the claims are without merit, intend to vigorously defend against this lawsuit, and do not currently expect that the calculation of the total shares issued will differ significantly from the amount issued to date.

On January 29, 2008, we filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by our products. Monetary relief is not sought. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, asserting infringement of these same two patents by us, and seeking monetary damages and an injunction. We believe the claims are without merit, and intend to vigorously defend against this lawsuit. Trial in the Texas proceeding is set for December 5, 2011. We are presently unable to estimate the likely costs of the litigation of these legal proceedings. We expect our operations to continue without interruption during the period of litigation.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2008.

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

	High	Low
Year ended December 31, 2008:
First Quarter	$5.16	$2.83
Second Quarter	$3.72	$2.51
Third Quarter	$3.42	$2.51
Fourth Quarter	$3.01	$1.27
Year ended December 31, 2007:
First Quarter	$7.88	$5.03
Second Quarter	$7.86	$5.10
Third Quarter	$6.36	$4.96
Fourth Quarter	$6.78	$4.89

Holders

As of March 4, 2009, there were approximately 259 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On March 5, 2009, our Board of Directors approved an extension of our existing stock repurchase program through the end of the first quarter of 2010. The program, originally announced in February 2007 and first extended on March 10, 2008, was due to expire at the end of the first quarter of 2009.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by us depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of March 4, 2009, approximately $3.9 million remained available for purchases under the program. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2008 – 10/31/2008	—	—	—	$4,363,000
11/1/2008 – 11/30/2008	—	—	—	$4,363,000
12/1/2008 – 12/31/2008	281,605	$1.38	281,605	$3,974,000
Total	281,605	$1.38	281,605	$3,974,000

Stock Performance Graph

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

Notes:

(1)	The graph covers the period from December 31, 2003 to December 31, 2008.
(2)	The graph assumes that $100 was invested at the market close on December 31, 2003 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2006, 2005 and 2004 and the related statements of operations for the years ended December 31, 2005 and 2004 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of Kasamba in October 2007 and Proficient in July 2006, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$74,655	$52,228	$33,521	$22,277	$17,392
Operating expenses:
Cost of revenue(1)	20,307	13,534	7,621	4,297	2,888
Product development(1)	12,899	9,032	5,062	2,699	2,000
Sales and marketing(1)	26,124	16,124	11,864	6,975	5,183
General and administrative(1)	13,042	9,208	6,542	4,458	4,456
Amortization of intangibles	1,407	1,116	1,383	931	792
Goodwill impairment	23,501	—	—	—	—
Total operating expenses	97,280	49,014	32,472	19,360	15,319
(Loss) income from operations	(22,625)	3,214	1,049	2,917	2,073
Other (expense) income:
Financial (expense) income	(376)	(18)	(58)	(45)	(23)
Interest income	329	914	773	345	100
Total other (expenses) income, net	(47)	896	715	300	77
(Loss) income before (provision for) benefit from income taxes	(22,672)	4,110	1,764	3,217	2,150
(Provision for) benefit from income taxes(2)	(1,165)	1,711	438	(675)	(58)
Net (loss) income attributable to common stockholders	$(23,837)	$5,821	$2,202	$2,542	$2,092
Basic net (loss) income per common share	$(0.50)	$0.13	$0.06	$0.07	$0.06
Diluted net (loss) income per common share	$(0.50)	$0.12	$0.05	$0.06	$0.05
Weighted average shares outstanding used in basic net (loss) income per common share calculation	47,428,251	43,696,378	39,680,182	37,557,722	37,263,378
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	47,428,251	46,814,080	43,345,232	39,885,328	39,680,304

(1)	For the years ended December 31, 2008, 2007 and 2006, includes stock-based compensation expense related to the adoption of SFAS No. 123(R).
(2)	For the years ended December 31, 2007 and 2006, the benefit from income taxes is related the release of the Company’s valuation allowance against deferred tax assets.

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,500	$26,222	$21,729	$17,117	$12,425
Working capital	19,724	17,641	19,233	15,668	11,283
Total assets	81,948	102,488	43,315	21,426	17,150
Total stockholders’ equity	63,583	84,712	34,549	17,213	13,554

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a client relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

Overview

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent experts with individual consumers seeking help on the Web, our hosted software platform creates more relevant, compelling and personalized online experiences. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual consumers.

On July 18, 2006, we acquired Proficient Systems, Inc., a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $0.4 and $1.3 million are included in “Assets — Intangibles, net” on our December 31, 2008 and December 31, 2007 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc., a facilitator of online transactions between independent service providers (“experts”), who provide expert online advice to individual consumers (“users”) for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $3.9 and $5.6 million are included in “Assets - Intangibles, net” on our December 31, 2008 and December 31, 2007 balance sheets, respectively.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because we provide our application as a service, we follow the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. We defer these implementation fees and associated direct costs and recognize them ratably over the expected term of the client relationship upon commencement of the hosting services. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, we recognize professional service fees upon completion and customer acceptance. If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 36 months, representing our current estimate of the term of the client relationship.

For revenue generated from online transactions between experts and consumers, we recognize revenue net of expert fees in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that we perform as an agent without any risk of loss for collection. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Stock-based compensation recognized in our Consolidated Statement of Operations for the years December 31, 2008, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of December 31, 2008 there was approximately $10.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements, respectively. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Accounts Receivable

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2008, 2007 and 2006. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008 or 2007.

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

Consumer Segment.  For the year ended December 31, 2008, we recorded goodwill impairment in the amount of $23.5 million. The impairment is primarily attributable to weaker than expected financial performance resulting in lower projected cash flows utilized in the discounted cash flow analysis. Any further decline in the estimated fair value could result in additional impairments. For illustrative purposes only, had the fair value of the Consumer segment been lower by 30% as of December 31, 2008, we would have recorded an additional impairment of approximately $4.0 million.

Business Segment. A decline in the estimated fair value of the Business segment of 30% as of December 31, 2008 would not have resulted in a goodwill impairment.

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

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a client relationship and accruals. Actual results could differ from those estimates.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”(“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, it will have no impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on our accounting for any future acquisitions and on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. We are currently evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

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

Revenue attributable to our monthly service fee accounted for 94%, 94% and 95% of total LivePerson services revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

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

During 2008, we increased our allowance for doubtful accounts by $148,000 principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2008, 2007 and 2006 consist of:

	2008	2007	2006
	(In Thousands)
Stock-based compensation expense related to SFAS No. 123(R)	$4,266	$3,881	$2,180
Total	$4,266	$3,881	$2,180

Results of Operations

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our 2008, 2007 and 2006 operating results with each other, or with those of prior periods, may not be meaningful and that our historical operating results should not be relied upon as indicative of future performance.

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual consumers.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenue — Business.  Revenue increased by 30% to $64.1 million for the year ended December 31, 2008, from $49.4 million for the year ended December 31, 2007. This increase is primarily attributable to increased revenue from existing clients, net of cancellations, in the amount of approximately $6.5 million, and to revenue from new clients in the amount of approximately $7.5 million and an increase in professional services revenue of approximately $703,000. Our revenue growth has traditionally been driven by both revenue from newly added clients as well as expansion from existing clients.

Revenue — Consumer.  Revenue increased by 270% to $10.6 million for the year ended December 31, 2008, from $2.9 million for the year ended December 31, 2007. This increase is due primarily to the fact that the results of operations for Consumer were included for a full twelve months in 2008, but were only included for three months in 2007.

Cost of Revenue — Business.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 31% to $16.6 million in 2008, from $12.7 million in 2007. This increase is primarily attributable to costs related to additional account management and network operations personnel to support increased client activity from existing clients and the addition of new clients in the amount of approximately $2.9 million and to a lesser extent, to depreciation costs related to the expansion of our collocation facility in the amount of approximately $785,000, net.

Cost of Revenue — Consumer.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 352% to $3.7 million in 2008, from $821,000 in 2007. This increase is due primarily to the fact that the results of operations for Consumer were included for a full twelve months in 2008, but were only included for three months in 2007.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 43% to $12.9 million in 2008, from $9.0 million in 2007. Excluding the impact of Consumer product development expenses in the amount of $3.0 million, product development expenses increased by 19% to $9.9 million. This increase is primarily attributable to costs related to additional product development personnel to support the continuing development of our product line as we broaden the range of services we offer to include a fully integrated, multi-channel software platform.

Sales and Marketing — Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 23% to $17.8 million in 2008, from $14.5 million in 2007. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $2.7 million related to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 420% to $8.3 million in 2008, from $1.6 million in 2007. This increase is due primarily to the fact that the results of operations for Consumer were included for a full twelve months in 2008, but were only included for three months in 2007.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel, as well as professional service provider related fees and expenses. General and administrative expenses increased by 42% to $13.0 million in 2008, from $9.2 million in 2007. Excluding Consumer general and administrative expenses in the amount of $1.1 million, general and administrative expenses increased by 34% to $12.0 million. The increase is primarily attributable to increases in accounting, legal, recruiting, insurance, occupancy and related expenses in the amount of $1.8 million. The increase is also attributable to increases in compensation expense in the amount of $1.4 million related to an increase in headcount required to support our continued growth, and to a lesser extent, to employee salary merit increases.

Amortization of Intangibles.  Amortization expense was $1.4 million and $1.1 million in the years ended December 31, 2008 and 2007, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. Amortization expense is expected to be approximately $2.0 million in the year ended December 31, 2009.

Other (Expense) Income.  Other expense in 2008 was $47,000 and consists of financial expenses, as the result of unfavorable currency rate movements, related to our Israeli operations in the amount of $376,000 offset by interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities in the amount of $329,000. Other income was $896,000 in 2007 and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities in the amount of $914,000 offset by financial expenses, as the result of unfavorable currency rate movements, related to our Israeli operations in the amount of $18,000.

(Provision for) Benefit from Income Taxes.  Provision for income taxes was $1.2 million in 2008. Although we had a net loss of $23.8 million in 2008, we generated taxable income because the net loss was driven primarily by a non-deductible goodwill impairment charge. Benefit from income taxes was $1.7 million in 2007. In 2007, we released our valuation allowance against deferred tax assets resulting in a benefit of approximately $1.8 million which was partially offset by foreign income tax expense of $69,000.

Net (Loss) Income.  We had a net loss of $23.8 million in 2008 compared to net income of $5.8 million in 2007. Revenue increased $22.4 million and operating expenses increased $48.3 million, contributing to a net decrease in income from operations of $25.8 million. The increase in operating expenses is primarily attributable to a goodwill impairment charge in the amount of $23.5 million. Excluding the impact of the goodwill impairment, income from operations decreased as compared to 2007 due primarily to losses from the Consumer segment

Comparison of Fiscal Years Ended December 31, 2007 and 2006

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

Other (Expense) Income.  Other income was $896,000 and $715,000 in 2007 and 2006, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and to a lesser extent, cash provided by operating activities in the amount of $914,000 and $773,000, respectively, partially offset by financial expenses, as the result of unfavorable currency rate movements, related to our Israeli operations in the amount of $18,000 and $58,000, respectively. This increase is primarily attributable to increases in short-term interest rates and larger balances in interest bearing accounts as a result of generating positive cash flows from operations.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $25.5 million in cash and cash equivalents, a decrease of $722,000 from December 31, 2007. This decrease is primarily attributable to purchases of fixed assets related to the build-out of our collocation facility and the repurchase of our common stock, partially offset by net cash provided by operating activities and, to a lesser extent, to the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We regularly invest excess funds in short-term money market funds.

Net cash provided by operating activities was $8.0 million in the year ended December 31, 2008 and consisted of a net loss, increases in accounts receivable and deferred income taxes offset by goodwill impairment, non-cash expenses related to SFAS No. 123(R) and to the amortization of intangibles. Net cash provided by operating activities was $9.0 million in the year ended December 31, 2007 and consisted of net income and non-cash expenses related to SFAS No. 123(R) and to the amortization of intangibles, partially offset by increases in deferred income taxes, accounts receivable and prepaid expenses.

Net cash used in investing activities was $7.1 million in the year ended December 31, 2008 and was due primarily to purchase of fixed assets related to the build-out of our collocation facility. Net cash used in investing activities was $10.1 million in the year ended December 31, 2007 and was due primarily to our acquisition of Kasamba and the purchase of fixed assets.

Net cash used in financing activities was $1.4 million in the year ended December 31, 2008 and was attributable to the repurchase of our common stock offset by the excess tax benefit and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $5.7 million in the year ended December 31, 2007 and was attributable to the excess tax benefit and to proceeds from the exercise of employee stock options. On March 5, 2009, our Board of Directors approved an extension of our existing stock repurchase program to repurchase up to an aggregate of $8.0 million of our common stock through the end of the first quarter of 2010.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2008, we had an accumulated deficit of approximately $117.2 million. These losses were funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2008 and 2007 was approximately $3.3 million and $1.7 million, respectively.

As of December 31, 2008, our principal commitments were approximately $7.4 million under various operating leases, of which approximately $3.7 million is due in 2009. We do not currently expect that our principal commitments for the year ending December 31, 2009 will exceed $5.0 million in the aggregate. Our contractual obligations at December 31, 2008 are summarized as follows:

	Payments Due by Period
	(In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$7,427	$3,723	$3,704	$—	$—
Total	$7,427	$3,723	$3,704	$—	$—

Capital Expenditures

During 2007, we began to build a collocation facility in the eastern U.S. to host the LivePerson and Consumer services. Through December 31, 2008, we spent approximately $6.7 million for servers, network components and related hardware and software. We expect to incur additional significant costs in 2009, but our total capital expenditures are not currently expected to exceed $8.0 million in 2009.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the year ended December 31, 2008, the depreciation of the U.S dollar against the NIS has had an increased adverse impact on our results of operations and financial condition compared to earlier periods. We evaluate appropriate hedging strategies to mitigate currency rate fluctuation risks on an ongoing basis. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound. We have not used derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000. During 2007, we increased our allowance for doubtful accounts by $103,000 to approximately $208,000, principally due to an increase in accounts receivable as a result of increased sales. We did note write off any accounts during 2007.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (“LivePerson, Inc.”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 6, 2009

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,500	$26,222
Accounts receivable, less allowance for doubtful accounts of $340 and $208, in 2008 and 2007, respectively	7,574	6,026
Prepaid expenses and other current assets	1,853	1,802
Deferred tax assets, net	1,772	42
Total current assets	36,699	34,092
Property and equipment, net	7,473	3,733
Intangibles, net	4,319	6,953
Goodwill	24,388	51,684
Deferred tax assets, net	7,330	4,202
Security deposits	349	499
Other assets	1,390	1,325
Total assets	$81,948	$102,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,555	$3,067
Accrued expenses	9,088	9,191
Deferred revenue	4,332	4,000
Deferred tax liabilities, net	—	193
Total current liabilities	16,975	16,451
Other liabilities	1,390	1,325
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,357,017 shares issued and outstanding at December 31, 2008; 47,892,128 shares issued and outstanding at December 31, 2007	47	48
Additional paid-in capital	180,869	178,041
Accumulated deficit	(117,195)	(93,358)
Accumulated other comprehensive loss	(138)	(19)
Total stockholders’ equity	63,583	84,712
Total liabilities and stockholders’ equity	$81,948	$102,488

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2008	2007	2006
Revenue	$74,655	$52,228	$33,521
Operating expenses:
Cost of revenue	20,307	13,534	7,621
Product development	12,899	9,032	5,062
Sales and marketing	26,124	16,124	11,864
General and administrative	13,042	9,208	6,542
Amortization of intangibles	1,407	1,116	1,383
Goodwill impairment	23,501	—	—
Total operating expenses	97,280	49,014	32,472
(Loss) income from operations	(22,625)	3,214	1,049
Other (expense) income:
Financial expense	(376)	(18)	(58)
Interest income	329	914	773
Total other (expense) income, net	(47)	896	715
(Loss) income before (provision for) benefit from income taxes	(22,672)	4,110	1,764
(Provision for) benefit from income taxes	(1,165)	1,711	438
Net (loss) income	(23,837)	5,821	2,202
Basic net (loss) income per common share	$(0.50)	$0.13	$0.06
Diluted net (loss) income per common share	$(0.50)	$0.12	$0.05
Weighted average shares outstanding used in basic net (loss) income per common share calculation	47,428,251	43,696,378	39,680,182
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	47,428,251	46,814,080	43,345,232

Net (loss) income for the years ended December 31, 2008, 2007 and 2006 includes stock-based compensation expense related to SFAS No. 123(R) in the amount of $4,266, $3,881 and $2,180, respectively.

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2005	37,979,271	$38	$118,556	$(101,381)	$—	$17,213
Issuance of common stock in connection with Proficient acquisition	1,960,711	2	9,927	—	—	9,929
Issuance of common stock upon exercise of stock options and warrants	1,138,174	1	988	—	—	989
Stock-based compensation			2,180			2,180
Tax benefit from exercise of employee stock options	—	—	2,042	—	—	2,042
Net income	—	—	—	2,202	—	2,202
Other comprehensive loss					(6)	(6)
Comprehensive income						2,196
Balance at December 31, 2006	41,078,156	41	133,693	(99,179)	(6)	34,549
Issuance of common stock in connection with Kasamba acquisition	4,130,776	4	23,921	—	—	23,925
Vested options issued in connection with Kasamba acquisition			1,965	—	—	1,965
Issuance of common stock in connection with Proficient acquisition	1,127,985	1	8,893	—	—	8,894
Issuance of common stock upon exercise of stock options and warrants	1,555,211	2	2,586	—	—	2,588
Stock-based compensation	—	—	3,881	—	—	3,881
Tax benefit from exercise of employee stock options	—	—	3,102	—	—	3,102
Net income	—	—	—	5,821	—	5,821
Other comprehensive loss	—	—	—	—	(13)	(13)
Comprehensive income						5,808
Balance at December 31, 2007	47,892,128	48	178,041	(93,358)	(19)	84,712
Repurchase of common stock	(1,374,217)	(2)	(4,067)	—	—	(4,069)
Issuance of common stock upon exercise of stock options and warrants	839,106	1	912	—	—	913
Stock-based compensation	—	—	4,266	—	—	4,266
Tax benefit from exercise of employee stock options	—	—	1,717	—	—	1,717
Net loss	—	—	—	(23,837)	—	(23,837)
Other comprehensive loss	—	—	—	—	(119)	(119)
Comprehensive loss						(23,956)
Balance at December 31, 2008	47,357,017	$47	$180,869	$(117,195)	$(138)	$63,583

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(23,837)	$5,821	$2,202
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	23,501	—	—
Non-cash compensation expense	4,266	3,881	2,180
Depreciation	2,093	802	555
Loss on disposal of fixed assets	—	—	111
Amortization of intangibles	2,634	1,772	1,383
Provision for doubtful accounts, net	148	103	38
Deferred income taxes	(1,091)	(4,980)	(2,581)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,696)	(1,861)	(2,329)
Prepaid expenses and other current assets	(145)	(287)	(629)
Security deposits	150	15	(54)
Accounts payable	1,293	877	293
Accrued expenses	337	2,105	665
Deferred revenue	332	745	771
Net cash provided by operating activities	7,985	8,993	2,605
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(6,833)	(1,709)	(652)
Acquisition of Kasamba, net of cash acquired	(111)	(8,194)	—
Acquisition of Proficient	(205)	(237)	(133)
Acquisition of Base Europe customer list	—	—	(233)
Net cash used in investing activities	(7,149)	(10,140)	(1,018)
Cash flows from financing activities:
Repurchase of common stock	(4,069)	—	—
Excess tax benefit from the exercise of employee stock options	1,717	3,102	2,042
Proceeds from issuance of common stock in connection with the exercise of options and warrants	913	2,551	989
Net cash (used in) provided by financing activities	(1,439)	5,653	3,031
Effect of foreign exchange rate changes on cash and cash equivalents	(119)	(13)	(6)
Net (decrease) increase in cash and cash equivalents	(722)	4,493	4,612
Cash and cash equivalents at the beginning of the year	26,222	21,729	17,117
Cash and cash equivalents at the end of the year	$25,500	$26,222	$21,729

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

Supplemental disclosure of non-cash investing and financing activities:

Cash flows from investing activities for the year ended December 31, 2008 does not include the purchases of approximately $276 of capitalized equipment as the corresponding invoices were included in accounts payable at December 31, 2008, and therefore did not have an impact on cash flows for the period.

During the year ended December 31, 2007, 4,130,776 shares of common stock, valued at $23,925, were issued in connection with the acquisition of Kasamba Inc. on October 3, 2007. In addition, the Company issued vested options with a fair value of $1,965.

Cash flows from investing activities for the year ended December 31, 2007 does not include the purchases of approximately $1,276 of capitalized equipment and $117 of acquisition costs related to Kasamba as the corresponding invoices were included in accounts payable and accrued expenses at December 31, 2007, and therefore did not have an impact on cash flows for the period.

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

The Company’s primary revenue source is from the sale of the LivePerson services under the brand names Timpani and LivePerson. The Company also facilitates online transactions between independent service providers (“experts”) who provide expert online advice to individual consumers (“users”). Headquartered in New York City, the Company’s product development staff, help desk, and online sales support, are located in Israel. The Company also maintains satellite sales offices in Atlanta and the United Kingdom.

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

(e) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2008, 2007 and 2006 was $2,093, $802, and $555, respectively.

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

(1) Summary of Operations and Significant Accounting Policies  – (continued)

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

(h) Revenue Recognition

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company defers these implementation fees and associated direct costs and recognizes them ratably over the expected term of the client relationship upon commencement of the hosting services. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable, the Company recognizes professional service fees upon completion and customer acceptance. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 36 months, representing the Company’s current estimate of the term of the client relationship.

For revenue generated from online transactions between experts and consumers, the Company recognizes revenue net of the expert fees in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that the Company performs as an agent without any risk of loss for collection. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

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

(j) Advertising Costs

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $7,784, $2,674, and $1,093 for the years ended December 31, 2008, 2007 and 2006, respectively.

(k) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2008 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2008, 2007 or 2006. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008 or 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123(R).SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Company’s Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Operations for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Cost of revenue	$557	$475	$228
Product development expense	1,287	1,360	537
Sales and marketing expense	1,250	1,047	680
General and administrative expense	1,172	999	735
Total stock based compensation included in operating expenses	$4,266	$3,881	$2,180

The per share weighted average fair value of stock options granted and assumed during the years ended December 31, 2008, 2007 and 2006 was $1.84, $3.76 and $3.21, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0
Risk-free interest rate	1.9% – 4.0%	4.3% – 5.3%	4.8%
Expected life (in years)	4.2 – 5.0	4.2	4.0
Historical volatility	68.5% – 71.5%	72.2% – 75.7%	77.0% – 80.0%

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2008, approximately 12,385,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2008). As of December 31, 2008 and 2007, there was approximately $10,385 and $10,900, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of December 31, 2008, is expected to be recognized over a weighted average period of approximately 2.2 years. On the first trading day in January 2009, approximately 1,421,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

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

Diluted net income per common share for the year ended December 31, 2008 does not include the effects of options to purchase 9,939,045 shares of common stock and warrants to purchase 63,000 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the years ended December 31, 2007 and 2006 includes the effect of options to purchase 5,566,416 and 6,052,379 shares of common stock, respectively, with a weighted average exercise price of $2.34 and $1.91, respectively, and warrants to purchase 63,000 and 188,250 shares of common stock, respectively, and with a weighted average exercise price of $3.25 and $1.56, respectively. Diluted net income per common share for the years ended December 31, 2007 and 2006 does not include the effect of options to purchase 3,430,950 and 1,963,125 shares of common stock, respectively. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2008	2007	2006
Basic	47,428,251	43,696,378	39,680,182
Effect of assumed exercised options	—	3,117,702	3,665,050
Diluted	47,428,251	46,814,080	43,345,232

(n) Segment Reporting

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” (“SFAS No. 131”) SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October, 2007 the Company is now organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative, non cash-compensation expenses and income taxes because management does not use this information to measure performance of the operating segments. There are currently no intersegment sales.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Summarized financial information by segment for the year ended December 31, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$60,601	$—	$60,601	$—
Hosted services — Consumer	10,560	—	—	10,560
Professional services	3,494	—	3,494	—
Total revenue	74,655	—	64,095	10,560
Cost of revenue	20,307	—	16,597	3,710
Sales and marketing	26,124	—	17,837	8,287
Amortization of intangibles	2,634	—	2,113	521
Goodwill impairment	23,501	—	—	23,501
Unallocated corporate expenses	24,714	24,714	—	—
Operating (loss) income	$(22,625)	$(24,714)	$27,548	$(25,459)

Summarized financial information by segment for the year ended December 31, 2007, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer(1)
Revenue:
Hosted services — Business	$46,590	$—	$46,590	$—
Hosted services — Consumer	2,851	—	—	2,851
Professional services	2,787	—	2,787	—
Total revenue	52,228	—	49,377	2,851
Cost of revenue	13,534	—	12,713	821
Sales and marketing	16,124	—	14,530	1,594
Amortization of intangibles	1,465	—	1,316	149
Unallocated corporate expenses	17,891	17,891	—	—
Operating income (loss)	$3,214	$(17,891)	$20,818	$287

(1)	Represents three months of operations for Kasamba, commencing October 3, 2007.

Revenues attributable to domestic and foreign operations follows:

	December 31,
	2008	2007
United States	$55,749	$43,223
United Kingdom	8,026	4,381
Other Countries	10,880	4,624
Total revenue	$74,655	$52,228

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Long-lived assets by geographic region follows:

	December 31,
	2008	2007
United States	$29,517	$59,719
Israel	15,732	8,677
Total long-lived assets	$45,249	$68,396

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

(p) Computer Software

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $2,155 as of December 31, 2008 and $1,991 as of December 31, 2007. Software costs are included in “Property and equipment, net” on the Company’s balance sheet.

(q) Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually using a measurement date of July 31. As a result of the significant deterioration of the Company’s market capitalization in the fourth quarter of 2008, the Company reevaluated goodwill related to its Consumer segment using a combination of discounted cash flows, prior transactions and quoted price methods. Due to weaker than expected financial performance of these operations in the latter portion of 2008, the Company recorded a non-cash goodwill impairment charge in the amount of $23,501. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill has been allocated to the Company’s operating segments, for the purposes of preparing our impairment analyses, based on a specific identification basis.

(r) Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability and included in “Accrued expenses” on the Company’s balance sheet.

(s) Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

exchange rate for the period. The translation adjustment of $119, $13 and $6 for the years ended December 31, 2008, 2007 and 2006 is related to the Company’s wholly-owned United Kingdom subsidiary. The functional currency of the Company’s wholly-owned Israeli subsidiaries is the U.S. dollar.

(t) Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, it will have no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on its accounting for any future acquisitions and its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with the Company’s first quarter of 2009.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

(u) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, security deposits, accounts payable and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments.

(v) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Impairment (see Note 1(q))	(23,501)	—	(23,501)
Release of valuation reserve on deferred tax asset (see Note 3)	(3,867)	(3,025)	(842)
Other	72	79	(7)
Balance as of December 31, 2008	$24,388	$15,798	$8,590

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2006	$9,673	$9,673	$—
Adjustments to goodwill:
Acquisitions	32,940	—	32,940
Contingent earnout payments	8,914	8,914	—
Other	157	157	—
Balance as of December 31, 2007	$51,684	$18,744	$32,940

Intangible assets are summarized as follows (see Note 2):

Acquired Intangible Assets

	As of December 31, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$2,034
Customer contracts	2,400	3.0 years	1,961
Trade names	630	3.0 years	263
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	98
Total	$9,085		$4,766

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

	As of December 31, 2007
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$807
Customer contracts/customer lists	2,633	2.9 years	1,334
Trade names	630	3.0 years	53
Non-compete agreements	410	1.2 years	151
Other	235	3.0 years	20
Total	$9,318		$2,365

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2,634, $1,772 and $1,383 for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008 and 2007, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $1,954 in 2009, $1,444 in 2010, $921 in 2011 and $0 in 2012 and 2013.

(2) Asset Acquisitions

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the twelve months ended December 31, 2007, the Company reduced accrued severance costs in the amount of $122 and reduced accrued restructuring costs related to contract terminations in the net amount of $7. The Company incurred additional costs in the amount of $286, resulting in a net increase in goodwill of approximately $157 in the twelve months ended December 31, 2007. The Company incurred additional costs in the amount of $79, net and reduced the valuation reserve on acquired net operating losses in the amount of $3,025, resulting in a net decrease in goodwill in the amount of $2,946 in the twelve months ended December 31, 2008.

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. All 1,127,985 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of March 31, 2007. In accordance with the purchase agreement, the earn-out consideration is subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient. The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the calculation of the total shares issued will differ significantly from the amount issued to date.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(2) Asset Acquisitions  – (continued)

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007. The acquisition represents the Company’s initial expansion beyond its historical business-to-business focus into the business-to-consumer market, and is also expected to extend the value the Company delivers to its growing base of business customers through a community that will connect consumers with experts in a range of categories. During the twelve months ended December 31, 2008, the Company reduced accrued acquisitions costs in the amount of $7, reduced the valuation reserve on acquired net operating losses in the amount of $842 and recorded an impairment charge in the amount of $23,501, resulting in a decrease in goodwill in the amount of $24,350.

(3) Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2008	2007
Computer equipment and software	$11,690	$6,033
Furniture, equipment and building improvements	741	565
	12,431	6,598
Less accumulated depreciation	4,958	2,865
Total	$7,473	$3,733

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
Payroll and other employee related costs	$5,536	$4,790
Professional services, consulting and other vendor fees	2,879	3,856
Sales commissions	256	286
Restructuring	—	49
Other	417	210
Total	$9,088	$9,191

(4) Capitalization

In May 2004, the Company issued a warrant to purchase up to 75,000 shares of common stock at $3.25 per share to Genesis Select Corp. in exchange for investor relations services. The warrant vested such that the shares underlying the warrant could not be sold until after December 31, 2004. The warrant expires in May 2009. Some or all of the exercise price may be paid by canceling a portion of the warrant. The Company recorded non-cash compensation expense of $246 related to this warrant during 2004. The Company accounted for this warrant in accordance with EITF Abstract No. 96-18. During the year ended December 31, 2005, the Company issued an aggregate of 3,632 shares of common stock upon the partial exercise of the warrant, in consideration of the termination of the right to purchase an additional 7,618 shares of common stock in the aggregate, pursuant to the warrant’s net exercise provisions. As of December 31, 2008 and 2007, the warrant was fully vested and remained outstanding to purchase up to 63,000 shares of common stock.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(4) Capitalization  – (continued)

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

On March 5, 2009, the Board of Directors approved an extension of the Company’s existing stock repurchase program through the end of the first quarter of 2010. The program, originally announced in February 2007 and first extended on March 10, 2008, was due to expire at the end of the first quarter of 2009.

Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8,000. As of December 31, 2008, the Company had repurchased 1,374,217 shares of its common stock for an aggregate cost of approximately $4,069.

(5) Stock Options and Employee Stock Purchase Plan

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of December 31, 2008, approximately 12,385,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2008). As of December 31, 2008 and 2007, there was approximately $10,385 and $10,900, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of December 31, 2008, is expected to be recognized over a weighted average period of approximately 2.2 years. On the first trading day in January 2009, approximately 1,421,000 additional shares of common stock were reserved for issuance under the 2000 Plan pursuant to its automatic increase provisions.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the provisions of the Employee Stock Purchase Plan,

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(5) Stock Options and Employee Stock Purchase Plan  – (continued)

the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2008, approximately 1,620,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2008). On the first trading day in January 2009, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2005	8,300,053	$2.16
Options granted	1,238,000	5.26
Options exercised	(1,138,174)	0.88
Options cancelled	(384,375)	2.65
Options outstanding at December 31, 2006	8,015,504	2.78
Options granted and assumed	3,280,934	5.54
Options exercised	(1,429,962)	1.77
Options cancelled	(561,200)	5.32
Options outstanding at December 31, 2007	9,305,276	3.72
Options granted	2,487,900	3.10
Options exercised	(849,106)	1.01
Options cancelled	(1,005,025)	4.59
Options outstanding at December 31, 2008	9,939,045	$3.67
Options exercisable at December 31, 2006	4,754,754	$2.07
Options exercisable at December 31, 2007	4,956,193	$2.50
Options exercisable at December 31, 2008	5,467,794	$3.14

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $1,782, $4,900 and $5,300, respectively. The total intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 was approximately $1,300, $13,800 and $15,000, respectively. The total intrinsic value of options expected to vest at December 31, 2008, 2007 and 2006 is approximately $3, $3,200 and $4,600, respectively. A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the years ended December 31, 2007 and 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2007	3,260,750	$3.81
Granted and Assumed	2,917,982	3.76
Vested	(1,303,949)	2.80
Cancelled	(525,700)	3.23
Nonvested Shares at December 31, 2007	4,349,083	$3.18
Nonvested Shares at January 1, 2008	4,349,083	$3.18
Granted	2,487,900	1.84
Vested	(1,644,945)	2.86
Cancelled	(720,787)	2.83
Nonvested Shares at December 31, 2008	4,471,251	$2.59

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(6) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
For the year ended December 31, 2008 Allowance for doubtful accounts	$208	$148	$(16)	$340
For the year ended December 31, 2007 Allowance for doubtful accounts	$105	$103	$—	$208
For the year ended December 31, 2006 Allowance for doubtful accounts	$67	$38	$—	$105

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2008 and 2007, the Company had approximately $12,277 and $6,215, respectively, of federal NOL carryforwards available to offset future taxable income. Included in these amounts at December 31, 2008, are $8,116 and $2,660 of federal NOL carryovers from the Company’s acquisition of Proficient and Kasamba, respectively. These carryforwards expire in various years through 2027.

At December 31, 2007, management determined that it is more likely than not that the Company would realize the benefits of its deductible differences and tax loss carryforwards. Accordingly, the Company released its valuation allowance and recorded a deferred tax benefit in the amount of $4,267 for the year ended December 31, 2007. In addition, excess tax deductions resulting from employee stock option exercises reduced the Company’s taxes payable by $1,717 and $3,102 in 2008 and 2007, respectively. The related tax benefits were recorded as an increase in additional paid-in capital.

The domestic and foreign components of (loss) income before provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2008	2007	2006
United States	$(23,877)	$3,858	$1,577
Foreign	1,205	252	187
	$(22,672)	$4,110	$1,764

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.); as such earnings have been taxed in the U.S. Accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2008.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current income taxes:
U.S. Federal	$1,421	$2,544	$1,697
State and local	369	599	346
Foreign	466	126	100
Total current income taxes	2,256	3,269	2,143
Deferred income taxes:
U.S. Federal	(1,200)	(3,985)	(2,132)
State and local	255	(938)	(449)
Foreign	(146)	(57)	—
Total deferred income taxes	(1,091)	(4,980)	(2,581)
Total income taxes	$1,165	$(1,711)	$(438)

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Federal Statutory Rate	(34.00)%	34.00%	34.00%
State taxes, net of federal benefit	0.44%	8.00%	15.31%
Goodwill impairment	35.24%	—	—
Non-deductible expenses – ISO	2.38%	16.89%	23.73%
Non-deductible expenses – Other	0.22%	0.83%	8.56%
Change in state effective rate	1.84%	—	23.45%
Release of valuation allowance	—	(103.82)%	(133.59)%
Foreign taxes	(0.34)%	1.68%	5.67%
Other	(0.64)%	0.79%	(1.97)%
Total provision (benefit)	5.14%	(41.63)%	(24.84)%

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2008 is principally due to a goodwill impairment charge.

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2007 and 2006 is principally due to the release of the Company’s valuation allowance against deferred tax assets which resulted in a deferred tax benefit from income taxes in the amount of $4,267 and $2,356, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards(1)	$4,336	$10,800
Accounts payable and accrued expenses	350	225
Non-cash compensation	3,348	2,610
Goodwill and intangibles amortization	2,336	2,953
Allowance for doubtful accounts	132	99
Plant and equipment, principally due to differences in depreciation	59	79
Other	—	79
Total deferred tax assets	10,561	16,845
Less: valuation allowance	—	(9,898)
Net deferred tax assets	10,561	6,947
Deferred tax liabilities:
Intangibles related to the Proficient acquisition	(165)	(532)
Intangibles related to the Kasamba acquisition	(1,294)	(2,364)
Total deferred tax liabilities	(1,459)	(2,896)
Net deferred assets	$9,102	$4,051

(1)	In 2008, the Company recorded deferred tax assets in the amounts of $3,025 and $699 with corresponding decreases in goodwill related to the acquired net operating loss carryforwards of Proficient and Kasamba, respectively. The net operating loss carryforward related to Proficient was limited due to changes in control.

(8) Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $3,297, $1,662 and $1,081, respectively.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2009	3,723
2010	2,879
2011	825
2012	—
Total minimum lease payments	$7,427

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(8) Commitments and Contingencies  – (continued)

Capital Expenditures

During 2007, the Company began to build a collocation facility in the eastern U.S. to host the LivePerson and Consumer services. Through December 31, 2008, the Company spent approximately $6,700 for servers, network components and related hardware and software. This amount is included in “Assets - Property and equipment, net” on our December 31, 2008 balance sheet. The Company expects to incur additional significant costs in 2009, but its total capital expenditures are not currently expected to exceed $8,000 million in 2009.

(9) Legal Matters

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the calculation of the total shares issued will differ significantly from the amount issued to date.

On January 29, 2008, the Company filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by the Company’s products. Monetary relief is not sought. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, asserting infringement of these same two patents by the Company, and seeking monetary damages and an injunction. The Company believes the claims are without merit, and intends to vigorously defend against this lawsuit. Trial in the Texas proceeding is set for December 5, 2011. The Company is presently unable to estimate the likely costs of the litigation of these legal proceedings. The Company expects its operations to continue without interruption during the period of litigation.

The Company is not currently party to any other legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2008. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations  – (continued)

	Quarter Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Revenue	$19,607	$19,375	$18,588	$17,085	$16,775	$12,823	$11,661	$10,969
Operating expenses:
Cost of revenue	4,961	5,226	5,234	4,886	4,335	3,305	3,105	2,789
Product development	3,023	3,299	3,503	3,074	2,999	2,169	2,044	1,820
Sales and marketing	7,259	6,624	6,443	5,798	5,654	3,556	3,512	3,402
General and administrative	3,008	3,399	3,455	3,180	2,857	2,274	2,057	2,020
Amortization of intangibles	273	352	391	391	390	242	242	242
Goodwill impairment	23,501	—	—	—	—	—	—	—
Total operating expenses	42,025	18,900	19,026	17,329	16,235	11,546	10,960	10,273
(Loss) income from operations	(22,418)	475	(438)	(244)	540	1,277	701	696
Other (expense) income:
Financial (expense) income	(251)	(123)	37	(40)	(25)	26	(27)	6
Interest income	59	79	71	121	178	283	239	216
Total other (expense) income, net	(192)	(44)	108	81	153	309	212	222
(Loss) income before (provision for) benefit from income taxes	(22,610)	431	(330)	(163)	693	1,586	913	918
(Provision for) benefit from income taxes	(1,234)	(21)	139	(49)	1,711	—	—	—
Net (loss) income	$(23,844)	$410	$(191)	$(212)	$2,404	$1,586	$913	$918
Basic net (loss) income per common share	$(0.50)	$0.01	$(0.00)	$(0.00)	$0.05	$0.04	$0.02	$0.02
Diluted net (loss) income per common share	$(0.50)	$0.01	$(0.00)	$(0.00)	$0.05	$0.03	$0.02	$0.02
Weighted average shares outstanding used in basic net (loss) income per common share calculation	47,411,354	47,229,252	47,182,068	47,892,703	47,336,618	43,080,475	43,011,309	41,297,515
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	47,411,354	48,678,016	47,182,068	47,892,703	50,384,112	46,328,876	46,726,357	44,761,279

In the fourth quarter of 2008, the Company recorded an impairment charge related to goodwill in the amount of $23,501.

In the fourth quarter of 2007, the Company released its valuation allowance against deferred tax assets resulting in a net benefit from income taxes of $1,711.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations  – (continued)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm. Their attestation is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LivePerson, Inc.
New York, New York

We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc.’s as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 6, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned to “Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2008 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and Senior Financial Officers.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned “Ownership of Securities” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2008:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2) (c)
Equity compensation plans approved by stockholders(1)	9,840,859	$3.67	2,543,700
Equity compensation plans not approved by stockholders	—	—	—
Total	9,840,859	$3.67	2,543,700

(1)	Our equity compensation plans which were approved by our stockholders are the 2000 Stock Incentive Plan, as amended and restated, and the Employee Stock Purchase Plan.
(2)	Excludes securities reflected in column (a). The number of shares of common stock available for issuance under the 2000 Stock Incentive Plan automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. The number of shares of common stock available for issuance under our Employee Stock Purchase Plan automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. Effective October 2001, we suspended our Employee Stock Purchase Plan until further notice. Also see Note 5 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2009 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

LIVEPERSON, INC.
By: /s/ Robert P. LoCascio Name: Robert P. LoCascio Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009.

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