Form 10-Q
period 2009-03-31
LIVEPERSON INC
filed 2009-05-11
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2009, there were 47,597,612 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2009
FORM 10-Q
INDEX

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE QUARTER AND YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN PART II, ITEM 1A, “RISK FACTORS.”

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$28,009	$25,500
Accounts receivable, net of allowance for doubtful accounts of $340 as of March 31, 2009 and December 31, 2008, respectively	9,131	7,574
Prepaid expenses and other current assets	1,568	1,706
Deferred tax assets, net	1,242	1,772
Total current assets	39,950	36,552
Property and equipment, net	7,123	7,473
Intangibles, net	3,740	4,319
Goodwill	24,469	24,388
Deferred tax assets, net	7,536	7,330
Deferred implementation costs	134	147
Security deposits	330	349
Other assets	1,222	1,390
Total assets	$84,504	$81,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,033	$3,555
Accrued expenses	7,778	9,088
Deferred revenue	4,857	3,985
Total current liabilities	16,668	16,628
Deferred revenue, net of current	372	347
Other liabilities	1,222	1,390
Total liabilities	18,262	18,365

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,582,413 shares issued and outstanding at March 31, 2009 and 47,357,017 shares issued and outstanding at December 31, 2008	48	47
Additional paid-in capital	182,282	180,869
Accumulated deficit	(115,924)	(117,195)
Accumulated other comprehensive loss	(164)	(138)
Total stockholders’ equity	66,242	63.583
Total liabilities and stockholders’ equity	$84,504	$81,948

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2009	2008
Revenue	$19,919	$17,085
Operating expenses:
Cost of revenue	4,285	4,886
Product development	2,701	3,074
Sales and marketing	6,504	5,798
General and administrative	3,521	3,180
Amortization of intangibles	272	391
Total operating expenses	17,283	17,329
Income (loss) from operations	2,636	(244)
Other (expense) income:
Financial expense	(119)	(40)
Interest income	34	121
Total other (expense) income, net	(85)	81

Income (loss) before provision for income taxes	2,551	(163)
Provision for income taxes	1,280	49
Net income (loss)	$1,271	$(212)
Basic net income (loss) per common share	$0.03	$(0.00)
Diluted net income (loss) per common share	$0.03	$(0.00)
Weighted average shares outstanding used in basic net income (loss) per common share calculation	47,468,781	47,892,703
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	48,031,054	47,892,703

Net income for the three months ended March 31, 2009 and 2008 includes stock-based compensation expense related to SFAS No. 123(R) in the amount of $1,161 and $959, respectively. See note 1(D).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,271	$(212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	1,161	959
Depreciation	801	323
Amortization of intangibles	579	698
Deferred income taxes	324	(13)
Provision for doubtful accounts	—	68

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,557)	(1,289)
Prepaid expenses and other current assets	137	(20)
Deferred implementation costs	13	(22)
Security deposits	18	162
Accounts payable	497	1,231
Accrued expenses	(1,307)	(3,153)
Deferred revenue	871	890
Deferred revenue, net of current	25	51
Net cash provided by (used in) operating activities	2,833	(327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(469)	(2,453)
Acquisition of Kasamba, net of cash	—	(78)
Acquisition of Proficient	(81)	(56)
Net cash used in investing activities	(550)	(2,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(28)	(2,023)
Excess tax benefit from the exercise of employee stock options	159	(70)
Proceeds from issuance of common stock in connection with the exercise of options	121	335
Net cash provided by (used in) financing activities	252	(1,758)
Effect of foreign exchange rate changes on cash and cash equivalents	(26)	(8)
Net increase (decrease) in cash and cash equivalents	2,509	(4,680)
Cash and cash equivalents at the beginning of the period	25,500	26,222
Cash and cash equivalents at the end of the period	$28,009	$21,542

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the three months ended March 31, 2009 does not include the purchase of approximately $258 of capitalized equipment as the corresponding invoice was included in accounts payable at March 31, 2009, and therefore did not have an impact on cash flows in the three month period.

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

The Company’s primary revenue source is from the sale of the LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide expert online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk, and online sales support are located in Israel. The Company also maintains sales and professional services offices in Atlanta and the United Kingdom.

(B)   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2009, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009.

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

(D)   STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payment,” (“SFAS No. 123(R) (revised 2004)”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2009 and 2008 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three months ended March 31, 2009 and 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statement of Income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$159	$114
Product development expense	302	291
Sales and marketing expense	308	289
General and administrative expense	392	265
Total stock based compensation included in operating expenses	$1,161	$959

The per share weighted average fair value of stock options granted and assumed during the three months ended March 31, 2009 and 2008 was $1.05 and $1.97, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.8% - 3.1% %	3.5% - 3.8%
Expected life (in years)	5.0	4.2
Historical volatility	68.1% - 68.2%	71.5%

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock.

The Company established a successor to the 1998 Plan, the 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated into the 2000 Plan and the Company increased the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares. As of March 31, 2009, approximately 3,230,843 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through March 31, 2009). As of March 31, 2009, there was $10,268 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of March 31, 2009 is expected to be recognized over a weighted average period of approximately 2.3 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2008	9,939,045	$3.67
Options granted	1,291,000	1.80
Options exercised	(231,619)	0.43
Options cancelled	(191,076)	3.71
Options outstanding at March 31, 2009	10,807,350	3.50
Options exercisable at March 31, 2009	5,943,922	$3.44

The total intrinsic value of stock options exercised during the period ended March 31, 2009 was approximately $342. The total intrinsic value of options exercisable at March 31, 2009 was approximately $1,680. The total intrinsic value of options expected to vest is approximately $692

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2008	4,471,251	$2.59
Granted	1,291,000	1.05
Vested	(751,074)	2.94
Cancelled	(147,749)	2.10
Nonvested Shares at March 31, 2009	4,863,428	$2.14

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

Diluted net income per common share for the three months ended March 31, 2009 includes the effect of options to purchase 911,138 shares of common stock with a weighted average exercise price of $1.12. Diluted net income per common share for the three months ended March 31, 2008 does not include the effect of assumed exercised options or warrants because the company reported a net loss from continuing operations and, therefore, all common stock equivalents are anti- dilutive. Diluted net income per common share for the three months ended March 31, 2008 does not include the effect of options to purchase 4,929,554 shares of common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2009	2008
Basic	47,468,781	47,892,703
Effect of assumed exercised options and warrants	562,273	—
Diluted	48,031,054	47,892,703

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

Summarized financial information by segment for the quarter ended March 31, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$16,716	$—	$16,716	$—
Hosted services — Consumer	2,528	—	—	2,528
Professional services	675	—	675	—
Total revenue	19,919	—	17,391	2,528
Cost of revenue	4,285	—	3,426	859
Sales and marketing	6,504	—	4,904	1,600
Amortization of intangibles	579	—	507	72
Unallocated corporate expenses	6,000	6,000	—	—
Operating income (loss)	$2,551	$(6,000)	$8,554	$(3)

Summarized financial information by segment for the quarter ended March 31, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$13,710	$—	$13,710	$—
Hosted services — Consumer	2,684	—	—	2,684
Professional services	691	—	691	—
Total revenue	17,085	—	14,401	2,684
Cost of revenue	4,886	—	3,994	892
Sales and marketing	5,798	—	4,083	1,715
Amortization of intangibles	391	—	242	149
Unallocated corporate expenses	6,254	6,254	—	—
Operating (loss) income	$(244)	$(6,254)	$6,082	$(72)

Revenues attributable to domestic and foreign operations follows:

	March 31,
	2009	2008
United States	$14,937	$13,332
United Kingdom	2,073	1,773
Other countries	2,909	1,980
Total revenue	$19,919	$17,085

Long-lived assets by geographic region follows:

	March 31, 2009	December 31, 2008
United States	$29,503	$29,517
Israel	15,051	15,732
Total long-lived assets	$44,554	$45,249

(G)   GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	81	81	—
Balance as of March 31, 2009	$24,469	$15,879	$8,590

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Impairment	(23,501)	—	(23,501)
Release of valuation reserve on deferred tax asset	(3,867)	(3,025)	(842)
Other	72	79	(7)
Balance as of December 31, 2008	$24,388	$15,798	$8,590

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of March 31, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	2,341
Customer contracts	2,400	3.0 years	2,161
Trade names	630	3.0 years	315
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	118
Total	$9,085		5,345

	As of December 31, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$2,034
Customer contracts	2,400	3.0 years	1,961
Trade names	630	3.0 years	263
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	98
Total	$9,085		$4,766

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $579 and $2,634 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. Estimated amortization expense for the next five years is: $1,954 in 2009, $1,444 in 2010, $921 in 2011 and $0 in 2012 and 2013.

(H)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS No.161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, it currently has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“ SFAS No. 141(R) ”). SFAS No. 141(R) established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS No. 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  SFAS No. 141(R) will have an impact on its accounting for any future acquisitions and its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

(2)   BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	March 31, 2009	December 31, 2008

Computer equipment and software	$12,113	$11,690
Furniture, equipment and building improvements	769	741
	12,882	12,431
Less accumulated depreciation	5,759	4,958
Total	$7,123	$7,473

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008

Payroll and other employee related costs	$3,961	$5,536
Professional services, consulting and other vendor fees	2,500	2,879
Sales commissions	227	256
Other	1,090	417
Total	$7,778	$9,088

(3)   ASSET ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. The Company incurred additional costs related to an earn-out dispute in the amount of $79, net and reduced the valuation reserve on acquired net operating losses in the amount of $3,025, resulting in a net decrease in goodwill in the amount of $2,946 in the twelve months ended December 31, 2008. The Company incurred additional costs related to the earn-out litigation in the amount of $81, resulting in an increase in goodwill in the three months ended March 31, 2009.

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
		$3,000

The net intangible assets of $239 and $439 are included in “Assets - Intangibles, net” on the Company’s March 31, 2009 and December 31, 2008 balance sheets, respectively.

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007. The acquisition represents the Company’s initial expansion beyond its historical business-to-business focus into the business-to-consumer market, and is also expected to extend the value the Company delivers to its growing base of business customers through a community that connects consumers with experts in a range of categories. During the twelve months ended December 31, 2008, the Company reduced accrued acquisitions costs in the amount of $7, reduced the valuation reserve on acquired net operating losses in the amount of $842 and recorded an impairment charge in the amount of $23,501, resulting in a decrease in goodwill in the amount of $24,350.

The components of the intangible assets are as follows:

	Weighted Average Useful Life (months)	Amount
Technology	48	$4,910
Trade name	36	630
Expert network	36	235
Non-compete agreements	12	310
		$6,085

The net intangible assets of $3,501 and $3,880 are included in “Assets - Intangibles, net” on the Company’s March 31, 2009 and December 31, 2008 balance sheets, respectively.

(4)   FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("FAS 157"), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. As noted in Note 1(h) above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an Income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. The Company uses a discounted cash flow analysis to determine the fair market value of the reporting unit. This measurement would be classified based on level 3 input.

(5)   COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2009 and 2008 was approximately $1,041 and $559, respectively.

(6)   LEGAL MATTERS

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

On January 29, 2008, the Company filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by the Company’s products. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, concerning the same subject matter as the Delaware case, asserting patent infringement by the Company, and seeking monetary damages and an injunction.  The matter is now proceeding in Texas, as the Delaware court dismissed the case from the forum of Delaware on March 20, 2009 based on lack of personal jurisdiction over defendants. The Company believes the claims are without merit, and intends to vigorously defend against this lawsuit. Trial in the Texas proceeding is set for December 5, 2011. The Company is presently unable to estimate the likely costs of the litigation of these legal proceedings. The Company expects its operations to continue without interruption during the period of litigation.

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

On July 18, 2006, we acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $0.2 and $0.4 million are included in “Assets - Intangibles, net” on our March 31, 2009 and December 31, 2008 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc., (“Kasamba”) a facilitator of online transactions between service experts who provide online advice to consumers for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $3.5 and $3.9 million are included in “Assets - Intangibles, net” on our March 31, 2009 and December 31, 2008 balance sheets, respectively.

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

As of March 31, 2009, there was approximately $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2009 and 2008. Two customers accounted for approximately 21% of accounts receivable as of March 31, 2009. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008. There was no change in our allowance for doubtful accounts in the three months ended March 31, 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”   (“SFAS No. 161”). This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, it currently has no impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

REVENUE

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. A large proportion of our revenue from new clients comes from large corporations. These companies typically have more significant implementation requirements and more stringent data security standards. Such clients also have more sophisticated data analysis and performance reporting requirements, and are likely to engage our professional services organization to provide such analysis and reporting on a recurring basis.

Revenue attributable to our monthly hosted Business services accounted for 96% and 95% of total Business revenue for the three months ended March 31, 2009 and 2008, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue generated from online transactions between Experts and Users is recognized net of expert fees and accounted for approximately 13% and 16% of total revenue for the three months ended March 31, 2009 and 2008, respectively.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

OPERATING EXPENSES

Our cost of revenue consists of:

•	compensation costs relating to employees who provide customer support and implementation services to our clients;

•	depreciation of certain hardware and software;

•	compensation costs relating to our network support staff;

•	allocated occupancy costs and related overhead;

•	the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity; and

•	the credit card fees and related processing costs associated with the Consumer and SMB services.

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

During the three months ended March 31, 2009, we did not increase our allowance for doubtful accounts. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three months ended March 31, 2009 and 2008 consist of:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense related to SFAS No. 123(R)	$1,161	$959
Total	$1,161	$959

RESULTS OF OPERATIONS

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our operating results for the three months ended March 31, 2009 and 2008 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual consumers.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenue - Business.  Revenue increased by 21% to $17.4 million in the three months ended March 31, 2009, from $14.4 million in the comparable period in 2008. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $2.6 million, and, to a lesser extent, to revenue from new clients in the amount of approximately $460,000, net of cancellations. Our revenue growth has traditionally been driven by a mix of revenue from both newly added clients and expansion from existing clients.

Revenue - Consumer. Revenue decreased by 6% to $2.5 million in the three months ended March 31, 2009, from $2.7 million in the comparable period in 2008. This decrease is primarily attributable to fewer paid transactions between consumers and experts.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue decreased by 15% to $3.4 million in the three months ended March 31, 2009, from $4.0 million in the comparable period in 2008. This decrease is primarily attributable to lower total compensation costs related to account management and network operations personnel in the amount of approximately $439,000 and to decreased expenses for primary and backup server facilities of approximately $200,000.

 Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card fees and related processing costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 4% to $859,000 in the three months ended March 31, 2009, from $892,000 in the comparable period in 2008.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs decreased by 12% to $2.7 million in the three months ended March 31, 2009, from $3.1 million in the comparable period in 2008.  This decrease is primarily attributable to lower total compensation costs related to product development personnel in the amount of approximately $252,000.

Sales and Marketing – Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 20% to $4.9 million in the three months ended March 31, 2009, from $4.1 million in the comparable period in 2008. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $822,000 related to our continued efforts to enhance our brand recognition and increase sales lead activity.

 Sales and Marketing — Consumer.   Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses decreased by 7% to $1.6 million in the three months ended March 31, 2009, from $1.7 million in the comparable period in 2008. This decrease is due primarily to a decrease in spending related to online promotion.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, human resources and administrative personnel. General and administrative expenses increased by 11% to $3.5 million in the three months ended March 31, 2009, from $3.2 million in the comparable period in 2008.  This increase is primarily attributable to increases in compensation and related expenses in the amount of approximately $286,000.

Amortization of Intangibles. Amortization expense was $272,000 and $391,000 in the three months ended March 31, 2009 and 2008, respectively and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. Amortization expense is expected to be approximately $2.0 million in the year ended December 31, 2009.

Other (Expense) Income. Financial expense was $119,000 and $40,000 in the three months ended March 31, 2009 and 2008, respectively, and relates to unfavorable currency rate movements related to our Israeli operations. Interest income was $34,000 and $121,000 in the three months ended March 31, 2009 and 2008, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This decrease is primarily attributable to decreases in short-term interest rates.

Provision for Income Taxes. Income tax expense was $1.3 million and $49,000 in the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2008, we recorded a benefit from income taxes in the amount of $95,000 which was offset by foreign income tax expenses in the amount of $144,000.

Net Income (Loss). We had net income of $1.3 million in the three months ended March 31, 2009 compared to a net loss of $212,000 for the comparable period in 2008. Revenue increased by $2.8 million, while operating expenses decreased by $46,000, contributing to a net increase in income from operations of approximately $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had approximately $28.0 million in cash and cash equivalents, an increase of approximately $2.5 million from December 31, 2008.

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2009 and consisted primarily of net income and non-cash expenses offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash used in operating activities was $327,000 for the three months ended March 31, 2008 and consisted primarily of a net loss, a decrease in accrued expenses, and an increase in accounts receivable partially offset by non-cash expenses related to SFAS No. 123(R), to the amortization of intangibles, and to increases in accounts payable and deferred revenue.

Net cash used in investing activities was $550,000 and $2.6 million in the three months ended March 31, 2009 and 2008, respectively, and was due primarily to the purchase of fixed assets. The purchase of fixed assets in the three months ended March 31, 2008 was primarily related to the build-out of our collocation facility.

Net cash provided by financing activities was $252,000 for the three months ended March 31, 2009 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options partially offset by the repurchase of common stock. Net cash used in financing activities was $1.8 million for the three months ended March 31, 2008 and consisted primarily of the repurchase of common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of March 31, 2009, we had an accumulated deficit of approximately $116.0 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2009 and 2008 was approximately $1.0 million and $559,000, respectively.

As of March 31, 2009, our principal commitments were approximately $6.7 million under various operating leases, of which approximately $3.0 million is due in 2009. We do not currently expect that our principal commitments for the year ending December 31, 2009 will exceed $5.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $9.0 million in 2009. Our contractual obligations at March 31, 2009 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,658	$2,957	3,701	—	$—
Total	$6,658	$2,957	3,701	—	$—

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the British pound.

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the year ended December 31, 2008, the depreciation of the U.S. dollar against the NIS had an increased adverse impact on our results of operations and financial condition compared to earlier periods. During the three month period ended March 31, 2009, the U.S dollar appreciated against the NIS to levels more consistent with the recent historical average which had a positive impact on our results of operations and financial condition when compared to 2008.  During the three month period ended March 31, 2009, expenses generated by our Israeli operations totaled $6.3 million.

We evaluate appropriate hedging strategies to mitigate currency rate fluctuation risks on an ongoing basis. We have not used derivative financial instruments to limit our foreign currency risk exposure.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We did not increase our allowance for doubtful accounts in the three months ended March 31, 2009. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000 at December 31, 2008.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2008, we filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by our products. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, concerning the same subject matter as the Delaware case, asserting patent infringement by us, and seeking monetary damages and an injunction.  The matter is now proceeding in Texas, as the Delaware court dismissed the case from the forum of Delaware on March 20, 2009 based on lack of personal jurisdiction over defendants. We believe the claims are without merit, and intend to vigorously defend against this lawsuit. Trial in the Texas proceeding is set for December 5, 2011. We are presently unable to estimate the likely costs of the litigation of these legal proceedings. We expect our operations to continue without interruption during the period of litigation.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly and annual results; competition in the real-time sales, marketing and customer service solutions market; risks related to adverse business conditions experienced by our clients; risks related to the operational integration of acquisitions; additional regulatory requirements, tax liabilities, or currency exchange rate fluctuations could impact our business; potential goodwill impairments; continued use by our clients of the LivePerson services and their purchase of additional services; responding to rapid technological change and changing client preferences; technology systems beyond our control and technology-related issues or defects that could disrupt or compromise the LivePerson services; the services provided to consumers via our technology platforms could result in legal liability and/or negative publicity; payment-related risks from credit and debit cards; risks related to the regulation or possible misappropriation of personal information; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; our history of losses; our ability to license necessary third party software for use in our products and services or successfully integrate third party software; our dependence on key employees; competition for qualified personnel; the impact of new accounting rules; the possible unavailability of financing as and if needed; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; and our dependence on the continued use of the Internet as a medium for commerce and the viability of the infrastructure of the Internet. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 13, 2009.

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2.  PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On March 5, 2009, our Board of Directors approved an extension of our existing stock repurchase program through March 31, 2010. The program, originally announced in February 2007 and first extended on March 10, 2008, was due to expire March 31, 2009.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of March 31, 2009, $3.9 million remained available for purchases under the program. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2009 – 1/31/2009	—	$—	—	$3,974,000
2/1/2009 – 2/28/2009	16,223	$1.70	16,223	$3,946,000
3/1/2009 – 3/31/2009	—	$—	—	$3,946,000

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 11, 2009	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: May 11, 2009	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002