Form 10-Q
period 2009-06-30
LIVEPERSON INC
filed 2009-08-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 3, 2009, there were 47,781,048 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2009
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$31,267	$25,500
Accounts receivable, net of allowance for doubtful accounts of $340 as of June 30, 2009 and December 31, 2008, respectively	7,824	7,574
Prepaid expenses and other current assets	1,719	1,706
Deferred tax assets, net	1,261	1,772
Total current assets	42,071	36,552
Property and equipment, net	8,894	7,473
Intangibles, net	3,161	4,319
Goodwill	23,903	24,388
Deferred tax assets, net	7,544	7,330
Deferred implementation costs	147	147
Security deposits	323	349
Other assets	1,489	1,390
Total assets	$87,532	$81,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,625	$3,555
Accrued expenses	9,073	9,088
Deferred revenue	4,143	3,985
Total current liabilities	16,841	16,628
Deferred revenue, net of current	409	347
Other liabilities	1,489	1,390
Total liabilities	18,739	18,365

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 47,691,532 shares issued and outstanding at June 30, 2009 and 47,357,017 shares issued and outstanding at December 31, 2008	48	47
Additional paid-in capital	183,692	180,869
Accumulated deficit	(114,790)	(117,195)
Accumulated other comprehensive loss	(157)	(138)
Total stockholders’ equity	68,793	63,583
Total liabilities and stockholders’ equity	$87,532	$81,948

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$20,541	$18,588	$40,460	$35,673
Operating expenses:
Cost of revenue	5,228	5,234	9,513	10,120
Product development	3,138	3,503	5,839	6,577
Sales and marketing	6,908	6,443	13,412	12,241
General and administrative	3,157	3,455	6,679	6,635
Amortization of intangibles	272	391	544	782
Total operating expenses	18,703	19,026	35,987	36,355
Income (loss) from operations	1,838	(438)	4,473	(682)
Other income (expense):
Financial income (expense)	23	37	(96)	(2)
Interest income	21	71	56	191
Total other income (expense), net	44	108	(40)	189

Income (loss) before provision for (benefit from) income taxes	1,882	(330)	4,433	(493)
Provision for (benefit from) income taxes	748	(139)	2,028	(90)
Net income (loss)	$1,134	$(191)	$2,405	$(403)
Basic net income (loss) per common share	$0.02	$(0.00)	$0.05	$(0.01)
Diluted net income (loss) per common share	$0.02	$(0.00)	$0.05	$(0.01)
Weighted average shares outstanding used in basic net income (loss) per common share calculation	47,611,657	47,182,068	47,540,614	47,537,385
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	48,650,478	47,182,068	48,301,914	47,537,385

Income from operations for the three and six months ended June 30, 2009 includes stock-based compensation expense related to SFAS No. 123(R) in the amount of $1,118 and $2,279, respectively. Loss from operations for the three and six months ended June 30, 2008 includes stock-based compensation expense related to SFAS No. 123(R) in the amount of $1,204 and $2,164, respectively. See Note 1(E).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,405	$(403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,279	2,164
Depreciation	1,627	798
Amortization of intangibles	1,158	1,396
Deferred income taxes	297	(251)
Provision for doubtful accounts	—	68

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(250)	(707)
Prepaid expenses and other current assets	(2)	(313)
Deferred implementation costs	—	(52)
Security deposits	26	150
Accounts payable	278	1,545
Accrued expenses	541	(1,656)
Deferred revenue	220	865
Net cash provided by operating activities	8,579	3,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(3,259)	(2,988)
Acquisition of Kasamba	—	(108)
Acquisition of Proficient	(81)	(104)
Net cash used in investing activities	(3,340)	(3,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(28)	(3,680)
Excess tax benefit from the exercise of employee stock options	305	—
Proceeds from issuance of common stock in connection with the exercise of options	267	516
Net cash provided by (used in) financing activities	544	(3,164)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	(12)
Net increase (decrease) in cash and cash equivalents	5,767	(2,772)
Cash and cash equivalents at the beginning of the period	25,500	26,222
Cash and cash equivalents at the end of the period	$31,267	$23,450

Supplemental disclosure of non-cash investing activities:

During the six months ended June 30, 2009, the Company settled a pre-acquisition contingency resulting in a decrease in accrued expenses in the amount of $566.

Cash flows from investing for the six months ended June 30, 2009 does not include the purchases of approximately $65 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at June 30, 2009, and therefore did not have an impact on cash flows for the period.

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

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2009, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date.

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

The Company has evaluated subsequent events through August 6, 2009, which is the date the financial statements were available to be issued.

(C)  RECLASSIFICATIONS

Certain prior year financial information has been reclassified to conform with fiscal 2009 financial statement presentation.

(D)  REVENUE RECOGNITION

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

The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance because they have established objective and reliable evidence of the fair value of the undelivered hosting services. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 36 months, representing the Company’s current estimate of the term of the client relationship.

For revenue generated from online transactions between Experts and Users, the Company recognizes revenue net of the expert fees in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent” due to the fact that the Company performs as an agent without any risk of loss for collection. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

(E)  STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards SFAS No. 123(R) “Share-Based Payment (revised 2004)” (“SFAS No. 123(R)”), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2009 and 2008 reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under SFAS No. 123(R) included in Company’s Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$207	$161	$366	$275
Product development expense	372	422	673	714
Sales and marketing expense	292	300	600	589
General and administrative expense	247	321	640	586
Total stock based compensation included in operating expenses	$1,118	$1,204	$2,279	$2,164

The per share weighted average fair value of stock options granted and assumed during the three and six months ended June 30, 2009 was $1.73 and $1.15, respectively. The per share weighted average fair value of stock options granted and assumed during the three and six months ended June 30, 2008 was $1.97. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%-3.9%	1.9%-3.9%	2.8%-3.9%	1.9%-3.9%
Expected life (in years)	5.0	4.9	5.0	4.2-4.9
Historical volatility	65.0%-65.6%	69.9%-70.5%	65.0%-68.2%	69.9%-71.5%

During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options to purchase up to 5,850,000 shares of common stock. The 2000 Stock Incentive Plan (the “2000 Plan”) succeeded the 1998 Plan. Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated in the 2000 Plan increasing the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate. Pursuant to the provisions of the 2000 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to three percent (3%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 1,500,000 shares.  As of December 31, 2008, approximately 12,385,000 shares of common stock were reserved for issuance under the 2000 Plan (taking into account all option exercises through December 31, 2008).

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2009, approximately 19,528,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2009). As of June 30, 2009, there was $8,949 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of June 30, 2009, is expected to be recognized over a weighted average period of approximately 1.9 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2008	9,939,045	$3.67
Options granted	1,505,000	1.97
Options exercised	(340,738)	0.69
Options cancelled	(660,677)	3.49
Options outstanding at June 30, 2009	10,442,630	3.51
Options exercisable at June 30, 2009	5,961,027	$3.53

The total intrinsic value of stock options exercised during the period ended June 30, 2009 was approximately $540. The total intrinsic value of options exercisable at June 30, 2009 was approximately $6,338. The total intrinsic value of options expected to vest is approximately $4,576.

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at December 31, 2008	4,471,251	$2.59
Granted	1,505,000	1.15
Vested	(1,137,923)	2.75
Cancelled	(356,725)	2.33
Nonvested Shares at June 30, 2009	4,481,603	$2.09

(F)  BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share (“EPS”),” and the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 98. Under SFAS No. 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

Diluted net income per common share for the three and six months ended June 30, 2009 includes the effect of options to purchase 4,204,317 and 1,864,067 shares, respectively, of common stock with a weighted average exercise price of $1.83 and $1.31, respectively. Diluted net income per common share for the three and six months ended June 30, 2008 does not include the effect of assumed exercised options or warrants because the Company reported a net loss from continuing operations and, therefore, all common stock equivalents are anti-dilutive. Diluted net income per common share for the three and six months ended June 30, 2008 does not include the effect of options and warrants to purchase 6,724,454 and 6,284,516 shares of common stock.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic	47,611,657	47,182,068	47,540,614	47,537,385
Effect of assumed exercised options and warrants	1,038,821	-	761,300	-
Diluted	48,650,478	47,182,068	48,301,914	47,537,385

(G)  SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October 2007, the Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment supports and manages real-time online interactions – chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative, non cash-compensation expenses and income taxes because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended June 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$16,943	$—	$16,943	$—
Hosted services — Consumer	2,878	—	—	2,878
Professional services	720	—	720	—
Total revenue	20,541	—	17,663	2,878
Cost of revenue	5,228	—	4,340	888
Sales and marketing	6,908	—	5,005	1,903
Amortization of intangibles	272	—	200	72
Unallocated corporate expenses	6,295	6,295	—	—
Operating income (loss)	$1,838	$(6,295)	$8,118	$15

Summarized financial information by segment for the three months ended June 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$14,779	$—	$14,779	$—
Hosted services — Consumer	2,801	—	—	2,801
Professional services	1,008	—	1,008	—
Total revenue	18,588	—	15,787	2,801
Cost of revenue	5,234	—	4,258	976
Sales and marketing	6,443	—	4,701	1,742
Amortization of intangibles	391	—	242	149
Unallocated corporate expenses	6,958	6,958	—	—
Operating (loss) income	$(438)	$(6,958)	$6,586	$(66)

Revenues attributable to domestic and foreign operations for the three months ended June 30, 2009 and 2008, follows:

	June 30,
	2009	2008
United States	$15,841	$14,379
United Kingdom	2,218	2,112
Other Countries	2,482	2,097
Total revenue	$20,541	$18,588

Summarized financial information by segment for the six months ended June 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$33,658	$—	$33,658	$—
Hosted services — Consumer	5,407	—	—	5,407
Professional services	1,395	—	1,395	—
Total revenue	40,460	—	35,053	5,407
Cost of revenue	9,513	—	7,766	1,747
Sales and marketing	13,412	—	9,909	3,503
Amortization of intangibles	544	—	400	144
Unallocated corporate expenses	12,518	12,518	—	—
Operating income (loss)	$4,473	$(12,518)	$16,978	$13

Summarized financial information by segment for the six months ended June 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate		Business	Consumer
Revenue:
Hosted services — Business	$28,488	$		$28,488	$—
Hosted services — Consumer	5,485			—	5,485
Professional services	1,700			1,700	—
Total revenue	35,673			30,188	5,485
Cost of revenue	10,120			8,252	1,868
Sales and marketing	12,241			8,784	3,457
Amortization of intangibles	782			484	298
Unallocated corporate expenses	13,212		13,212	—	—
Operating (loss) income	$(682)		$(13,212)	$12,668	$(138)

Revenues attributable to domestic and foreign operations for the six months ended June 30, 2009 and 2008, follows:

	June 30,
	2009	2008
United States	$31,402	$27,711
United Kingdom	4,396	3,885
Other Countries	4,662	4,077
Total revenue	$40,460	$35,673

Long-lived assets by geographic region follows:

	June 30, 2009	December 31, 2008
United States	$31,192	$29,664
Israel	14,269	15,732
Total long-lived assets	$45,461	$45,396

(H)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	81	81	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of June 30, 2009	$23,903	$15,879	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Impairment	(23,501)	—	(23,501)
Release of valuation reserve on deferred tax asset	(3,867)	(3,025)	(842)
Other	72	79	(7)
Balance as of December 31, 2008	$24,388	$15,798	$8,590

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of June 30, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	2,648
Customer contracts/customer lists	2,400	3.0 years	2,361
Trade names	630	3.0 years	368
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	137
Total	$9,085		$5,924

	As of December 31, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	2,034
Customer contracts/customer lists	2,400	3.0 years	1,961
Trade names	630	3.0 years	263
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	98
Total	$9,085		$4,766

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $579 and $1,158 for the three and six months ended June 30, 2009, respectively, and $698 and $1,396 for the three and six months ended June 30, 2008, respectively. Estimated amortization expense for the next five years is: $797 in 2009, $1,444 in 2010, $921 in 2011, and $0 in 2012 and 2013.

(I)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS No. 168 will become nonauthoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FASB did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instrument, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 141(R) -1, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations” (“FSP 141(R) -1”). FSP 141(R) -1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R) -1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R) -1 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161, requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 relates specifically to disclosures, it currently has no impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of SFAS No. 157 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active.  In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent remeasurement during the second quarter of 2009.

(J)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, security deposits, accounts payable and deferred revenue carrying amounts approximate fair value because of the short time maturity of these instruments.

(2)  BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	June 30, 2009	December 31, 2008
Computer equipment and software	$14,702	$11,690
Furniture, equipment and building improvements	777	741
	15,479	12,431
Less accumulated depreciation	6,585	4,958
Total	$8,894	$7,473

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Payroll and other employee related costs	$5,046	$5,536
Professional services and consulting and other vendor fees	2,264	2,879
Sales commissions	408	256
Other	1,355	417
Total	$9,073	$9,088

(3)  ASSET ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. The Company incurred additional costs related to litigation resulting from an earn-out dispute in the amount of $79, net and reduced the valuation reserve on acquired net operating losses in the amount of $3,025, resulting in a net decrease in goodwill in the amount of $2,946 in the twelve months ended December 31, 2008. The Company incurred additional costs related to the earn-out litigation in the amount of $81, resulting in an increase in goodwill in the six months ended June 30, 2009.

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
		$3,000

The net intangible assets of $39 and $439 are included in “Assets - Intangibles, net” on the Company’s June 30, 2009 and December 31, 2008 balance sheets, respectively.

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007. The acquisition represents the Company’s initial expansion beyond its historical business-to-business focus into the business-to-consumer market, and is also expected to extend the value the Company delivers to its growing base of business customers through a community that connects consumers with experts in a range of categories. During the twelve months ended December 31, 2008, the Company reduced accrued acquisitions costs in the amount of $7, reduced the valuation reserve on acquired net operating losses in the amount of $842 and recorded an impairment charge in the amount of $23,501, resulting in a decrease in goodwill in the amount of $24,350. During the six months ended June 30, 2009, the Company settled a pre-acquisition contingency resulting in a $566 decrease in goodwill.

The components of the intangible assets are as follows:

	Weighted Average Useful Life (months)	Amount
Technology	48	$4,910
Trade name	36	630
Expert network	36	235
Non-compete agreements	12	310
Total		$6,085

The net intangible assets of $3,122 and $3,880 are included in “Assets - Intangibles, net” on the Company’s June 30, 2009 and December 31, 2008 balance sheets, respectively.

(4)  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("FAS 157"), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. As noted in Note 1(h) above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the second quarter of 2009.

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an Income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. The Company uses a discounted cash flow analysis to determine the fair market value of the reporting unit. This measurement would be classified based on level 3 input.

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2009 was approximately $1,182 and $2,223, respectively. Rental expense for operating leases for the three and six months ended June 30, 2008 was approximately $636 and $1,195, respectively.

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

On January 29, 2008, the Company filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by the Company’s products. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, concerning the same subject matter as the Delaware case, asserting patent infringement by the Company, and seeking monetary damages and an injunction. The parties entered into a settlement agreement in August 2009. The settlement terms under the agreement are confidential, and will not have a material effect on the Company’s results of operations, financial condition or cash flows.

On May 15, 2009, the Company filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by the Company. The Company is seeking damages for infringement and an injunction against future infringement of its patents. On June 2, 2009, the Company filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService is invalid and not infringed by the Company’s products.  InstantService has not answered the complaint and has not filed counterclaims, but did file a motion to dismiss one of four causes of action.  The case is in its early stages.  The Company believes its claims have merit and that InstantService’s motion to dismiss is without merit.  The Company intends to vigorously pursue its claims.

The Company is not currently party to any other legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

(7)  SUBSEQUENT EVENTS

On August 3, 2009, the Company entered into an asset purchase agreement to acquire two patents. The patents grant the Company proprietary rights for certain applications of its technology. The patents will be amortized over their remaining life of 11 years as the patented technology is expected to generate cash flow for at least that period.

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

On July 18, 2006, we acquired Proficient Systems, Inc., (“Proficient”) a provider of hosted proactive chat solutions that help companies generate revenue on their websites. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. Under the terms of the agreement, we acquired all of the outstanding capital stock of Proficient in exchange for 2.0 million shares of our common stock, valued at $9.9 million, paid at closing, and up to an additional 2.05 million shares based on the achievement of certain revenue targets as of March 31, 2007. Based on these targets, we issued approximately 1.1 million additional shares valued at $8.9 million. At March 31, 2007, the value of these shares has been allocated to goodwill and we have included these shares in the weighted average shares outstanding used in basic and diluted net income per share. The net intangibles of $39,000 and $439,000 are included in “Assets - Intangibles, net” on our June 30, 2009 and December 31, 2008 balance sheets, respectively.

On October 3, 2007, we acquired Kasamba Inc., (“Kasamba”) a facilitator of online transactions between service Experts who provide online advice to consumers for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with Experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $3.1 and $3.9 million are included in “Assets - Intangibles, net” on our June 30, 2009 and December 31, 2008 balance sheets, respectively.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance because we have established objective and reliable evidence of the fair value of the undelivered hosting services. If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 36 months, representing our current estimate of the term of the client relationship.

For revenue generated from online transactions between Experts and Users, we recognize revenue net of expert fees in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent  due to the fact that we perform as an agent without any risk of loss for collection. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

STOCK-BASED COMPENSATION

We follow Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123(R).   In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

As of June 30, 2009, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2009 and 2008. One customer accounted for approximately 13% of accounts receivable at June 30, 2009. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008. There was no change in our allowance for doubtful accounts in the six months ended June 30, 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in SFAS No. 168 will become nonauthoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FASB did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP 141(R) -1, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations” (“FSP 141(R) -1”). FSP 141(R) -1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R) -1is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R) -1 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities which will be effective for years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early. There were no non-financial assets and non-financial liabilities requiring initial measurement or subsequent remeasurement during the second quarter of 2009.

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

Revenue from our Business segment accounted for 86% and 87% of total revenue for the three and six months ended June 30, 2009, respectively. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the three and six months ended June 30, 2009. Revenue from our Business segment accounted for 85% of total revenue for the three and six months ended June 30, 2008. Revenue attributable to our monthly hosted Business services accounted for 93% and 94% of total Business revenue for the three and six months ended June 30, 2008, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue generated from online transactions between Experts and Users is recognized net of expert fees and accounted for approximately 14% and 13% of total revenue for the three and six months ended June 30, 2009, respectively. Revenue generated from online transactions between Experts and Users accounted for approximately 15% of total revenue for the three and six months ended June 30, 2008.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

OPERATING EXPENSES

Our cost of revenue consists of:

•	compensation costs relating to employees who provide customer support and implementation services to our clients;

•	compensation costs relating to our network support staff;

•	depreciation of certain hardware and software;

•	allocated occupancy costs and related overhead;

•	the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity;

•	the credit card fees and related processing costs associated with the Consumer and SMB services; and

•	amortization of certain intangibles.

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

During the six months ended June 30, 2009, we did not increase our allowance for doubtful accounts. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2009 and 2008 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense related to SFAS No. 123(R)	$1,118	$1,204	$2,279	$2,164
Total	$1,118	$1,204	$2,279	$2,164

RESULTS OF OPERATIONS

Due to our acquisition of Kasamba in October 2007, Proficient in July 2006, and our limited operating history, we believe that comparisons of our operating results for the three and six months ended June 30, 2009 and 2008 with each other, or with those of prior periods, are not meaningful and that our historical operating results should not be relied upon as indicative of future performance.

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent Experts and individual Users.

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenue - Business. Revenue increased by 12% and 16% to $17.7 million and $35.1 million in the three and six months ended June 30, 2009, respectively, from $15.8 million and $30.2 million in the comparable periods in 2008. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $1.5 million and $3.5 million, respectively, net of cancellations and, to a lesser extent, to revenue from new clients in the amount of approximately $762,000 and $1.9 million, respectively, partially offset by a decrease in professional services revenue of approximately $288,000 and $304,000, respectively. Our revenue growth has typically been driven by a mix of revenue from newly added clients as wells as expansion of existing clients.

Revenue - Consumer. Revenue increased by 3% to $2.9 million in the three months ended June 30, 2009, from $2.8 million in the comparable period in 2008. This increase is primarily attributable to a 15% increase in the fee we charge Experts which resulted in an increase in net revenue of approximately $340,000, partially offset by lower total gross revenue. Revenue decreased by 1% to $5.4 million in the six months ended June 30, 2009, from $5.5 million in the comparable period in 2008. This decrease is primarily attributable to lower total gross revenue, partially offset by the fee increase, which resulted in an increase in net revenue of approximately $545,000.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue remained flat at $4.3 million in the three months ended June 30, 2009 compared to the same period in 2008. An increase in expenses for primary and backup server facilities of approximately $265,000 was offset by a decrease in total compensation costs related to customer service and network operations personnel in the amount of approximately $250,000. Cost of revenue decreased by 6% to $7.8 million in the six months ended June 30, 2009, from $8.3 million in the comparable period in 2008. This decrease is primarily attributable to lower total compensation costs related to customer service and network operations personnel in the amount of approximately $650,000 partially offset by an increase in expenses for primary and backup server facilities of approximately $99,000.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 9% and 6% to $888,000 and $1.7 million in the three and six months ended June 30, 2009, respectively, from $976,000 and $1.9 million in the comparable periods in 2008. This decrease is primarily attributable to lower total compensation costs for our customer service and network support personnel in the amount of $38,000 and $54,000, respectively, and to a lesser extent, to lower credit card processing fees as a result of processing fewer transactions.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs decreased by 10% and 11% to $3.1 million and $5.8 million in the three and six months ended June 30, 2009, respectively, from $3.5 million and $6.6 million in the comparable periods in 2008. This decrease is primarily attributable to lower total compensation costs for product development personnel as a result of favorable currency rate movements related to our Israeli operations as compared to the same periods in 2008.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 6% and 13% to $5.0 million and $9.9 million in the three and six months ended June 30, 2009, respectively, from $4.7 million and $8.8 million in the comparable periods in 2008. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $416,000 and $1.2 million for the three and six months ended June 30, 2009, respectively. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 9% to $1.9 million in the three months ended June 30, 2009 from $1.7 million in the comparable period in 2008. This increase is primarily attributable to an increase in compensation and allocated overhead for marketing personnel of $282,000, partially offset by a decrease in advertising and promotional expenses of approximately $98,000. Sales and marketing expense remained flat at $3.5 in the six months ended June 30, 2009 compared to the same period in 2008. An increase in compensation and allocated overhead for marketing personnel in the amount of $658,000 was partially offset by a decrease in advertising and promotional expenses of $548,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses decreased by 9% to $3.2 million in the three months ended June 30, 2009, from $3.5 million in the comparable period in 2008.  This decrease is primarily attributable to a decrease in franchise taxes, bank fees, and recruiting costs in the amount of approximately $355,000, partially offset by an increase in compensation and related expenses in the amount of $193,000. General and administrative expenses increased by less than 1% to $6.7 million in the six months ended June 30, 2009, from $6.6 million in the comparable period in 2008. An increase in compensation and related expenses in the amount of $479,000 was partially offset by decreases in recruiting, legal and accounting expenses in the amount of approximately $435,000.

Amortization of Intangibles. Amortization expense was $579,000 and $1.2 million in the three and six months ended June 30, 2009, respectively, as compared to $698,000 and $1.4 million in the comparable periods in 2008, respectively. Amortization expense included in cost of revenue – consumer was $307,000 and $614,000 in the three and six months ended June 30, 2009 and 2008, respectively. Amortization expense in 2009 and 2008 relates primarily to intangible assets as a result of our acquisitions of Kasamba in October 2007 and Proficient in July 2006. Amortization expense is expected to be approximately $2.0 million in the year ended December 31, 2009.

Other Income (Expense). Financial income was $23,000 and $37,000 in the three months ended June 30, 2009 and 2008, respectively, and relates to favorable currency rate movements related to our Israeli operations. Financial expense was $96,000 and $2,000 in the six months ended June 30, 2009 and 2008, respectively, and relates to unfavorable currency rate movements related to our Israeli operations.  Interest income was $21,000 and $56,000 in the three and six months ended June 30, 2009, as compared to $71,000 and $191,000 in the comparable periods in 2008, respectively, and consists of interest earned on cash and cash equivalents. These decreases are primarily attributable to decreases in short-term interest rates.

Provision for (Benefit from) Income Taxes. Provision for income taxes was $748,000 and $2.0 million in the three and six months ended June 30, 2009, respectively. In the three and six months ended June 30, 2008, we recorded a benefit from income taxes in the amount of $139,000 and $90,000, respectively.

Net Income (Loss). We had net income of $1.1 million and $2.4 million in the three and six months ended June 30, 2009, as compared to a net loss of $191,000 and $403,000 for the comparable periods in 2008, respectively. Revenue increased by $2.0 million and $4.8 million, respectively, while operating expenses decreased by $323,000 and $368,000, respectively, contributing to a net increase in income from operations of approximately $2.3 million and $5.2 million, respectively. Our increase in income from operations is partially offset by decreases in other income of $64,000 and $229,000, for the three and six months ended June 30, 2009, respectively, and increases in income taxes of $887,000 and $2.1 million in the three and six months ended June 30, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had approximately $31.3 million in cash and cash equivalents, an increase of approximately $5.8 million from December 31, 2008.

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2009 and consisted primarily of net income, non-cash expenses related to SFAS No. 123(R), amortization of intangibles and depreciation, and to increases in accrued expenses and accounts payable partially offset by an increase in accounts receivable. Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2008 and consisted primarily of non-cash expenses related to the adoption of SFAS No. 123(R), to the amortization of intangibles, and to increases in accounts payable and deferred revenue, partially offset by a net loss, a decrease in accrued expenses, and an increase in accounts receivable.

Net cash used in investing activities was $3.3 million and $3.2 million in the six months ended June 30, 2009 and 2008, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $544,000 for the six months ended June 30, 2009 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from issuance of common stock in connection with the exercise of stock options by employees partially offset by the repurchase of common stock. Net cash used in financing activities was $3.2 million for the six months ended June 30, 2008 and consisted primarily of the repurchase of common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. As of June 30, 2009, we had an accumulated deficit of approximately $114.8 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2009 was approximately $1.2 million and $2.2 million, respectively, and approximately $636,000 and $1.2 million for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009, our principal commitments were approximately $7.1 million under various operating leases, of which approximately $2.1 million is due in 2009. We do not currently expect that our principal commitments for the year ending December 31, 2009 will exceed $5.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $9.0 million in 2009. Our contractual obligations at June 30, 2009 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$7,122	$2,146	$4,976	$—	$—
Total	$7,122	$2,146	$4,976	$—	$—

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the British pound.

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the year ended December 31, 2008, the depreciation of the U.S. dollar against the NIS had an increased adverse impact on our results of operations and financial condition compared to earlier periods. During the six months ended June 30, 2009, the U.S. dollar appreciated against the NIS to levels more consistent with the recent historical average which had a positive impact on our results of operations and financial conditions when compared to 2008. During the six month period ended June 30, 2009, expenses generated by our Israeli operations totaled $11.8 million.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We did not increase our allowance for doubtful accounts in the six months ended June 30, 2009. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000 at December 31, 2008.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 29, 2008, we filed a complaint in the United States District Court for the District of Delaware against NextCard, LLC and Marshall Credit Strategies, LLC, seeking a declaratory judgment that a patent purportedly owned by the defendants is invalid and not infringed by our products. On April 30, 2008, NextCard, LLC filed a complaint in the United States District Court for the Eastern District of Texas, concerning the same subject matter as the Delaware case, asserting patent infringement by us, and seeking monetary damages and an injunction. The parties entered into a settlement agreement in August 2009. The settlement terms under the agreement are confidential, and will not have a material effect on our results of operations, financial condition or cash flows.

On May 15, 2009, we filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by us. We are seeking damages for infringement and an injunction against future infringement of our patents. On June 2, 2009, we filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService is invalid and not infringed by our products.  InstantService has not answered the complaint and has not filed counterclaims, but did file a motion to dismiss one of four causes of action.  The case is in its early stages.  We believe our claims have merit and that InstantService’s motion to dismiss is without merit.  We intend to vigorously pursue our claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2009, our Board of Directors approved an extension of our existing stock repurchase program through March 31, 2010. The program, originally announced in February 2007 and first extended on March 10, 2008, was due to expire at the end of the first quarter of 2009.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of June 30, 2009, $3.9 million remained available for purchase under the program. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/2009 – 4/30/2009	—	$—	—	$3,946,000
5/1/2009 – 5/31/2009	—	—	—	3,946,000
6/1/2009 – 6/30/2009	—	—	—	3,946,000
Total	—	$—	—	$3,946,000

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 9, 2009.

The stockholders elected Kevin C. Lavan and Robert P. LoCascio to the class of directors whose terms expire at the 2012 Annual Meeting of Stockholders or until their successors are elected and have qualified.

The stockholders approved the LivePerson, Inc. 2009 Stock Incentive Plan.

The stockholders ratified the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the calendar year ending December 31, 2009.

Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes

Kevin C. Lavan	41,302,452	300,241	—	—

Robert P. LoCascio	41,317,561	285,132	—	—

2009 Stock Incentive Plan	27,184,565	7,070,968	—	7,333,513

Ratification of Auditors	41,527,002	63,613	—	—

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1
LivePerson, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 9, 2009)

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

LIVEPERSON, INC. (Registrant)
Date: August 7, 2009	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: August 7, 2009	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.1
LivePerson, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 9, 2009)

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