Form 10-Q
period 2009-09-30
LIVEPERSON INC
filed 2009-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

or

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

As of November 5, 2009, there were 48,511,550 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2009
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$36,486	$25,500
Accounts receivable, net of allowance for doubtful accounts of $370 and $340 as of September 30, 2009 and December 31, 2008, respectively	10,442	7,574
Prepaid expenses and other current assets	2,545	1,706
Deferred tax assets, net	812	1,772
Total current assets	50,285	36,552
Property and equipment, net	8,986	7,473
Intangibles, net	3,211	4,319
Goodwill	23,906	24,388
Deferred tax assets, net	7,654	7,330
Deferred implementation costs	134	147
Security deposits	321	349
Other assets	1,617	1,390
Total assets	$96,114	$81,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,739	$3,555
Accrued expenses	10,103	9,088
Deferred revenue	4,670	3,985
Total current liabilities	19,512	16,628
Deferred revenue, net of current	449	347
Other liabilities	1,617	1,390
Total liabilities	21,578	18,365

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 48,380,800 shares issued and outstanding at September 30, 2009 and 47,357,017 shares issued and outstanding at December 31, 2008	48	47
Additional paid-in capital	187,181	180,869
Accumulated deficit	(112,523)	(117,195)
Accumulated other comprehensive loss	(170)	(138)
Total stockholders’ equity	74,536	63,583
Total liabilities and stockholders’ equity	$96,114	$81,948

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$22,262	$19,375	$62,722	$55,048
Operating expenses:
Cost of revenue	5,495	5,226	15,007	15,346
Product development	3,109	3,299	8,949	9,876
Sales and marketing	6,535	6,624	19,947	18,864
General and administrative	3,312	3,399	9,991	10,034
Amortization of intangibles	118	352	662	1,134
Total operating expenses	18,569	18,900	54,556	55,254
Income (loss) from operations	3,693	475	8,166	(206)
Other income (expense):
Financial income (expense)	75	(123)	(21)	(125)
Interest income	15	79	71	270
Total other income (expense), net	90	(44)	50	145
Income (loss) before provision for (benefit from) income taxes	3,783	431	8,216	(61)
Provision for (benefit from) income taxes	1,516	21	3,544	(68)
Net income	$2,267	$410	$4,672	$7
Basic net income per common share	$.05	$0.01	$0.10	$0.00
Diluted net income per common share	$.05	$0.01	$0.10	$0.00
Weighted average shares outstanding used in basic net income per common share calculation	47,968,777	47,229,252	47,684,047	47,433,924
Weighted average shares outstanding used in diluted net income per common share calculation	49,683,730	48,678,016	48,553,525	49,064,151

Income from operations for the three and nine months ended September 30, 2009 includes stock-based compensation expense related to ASC 718-10 in the amount of $1,211 and $3,491, respectively. Income (loss) from operations for the three and nine months ended September 30, 2008 includes stock-based compensation expense related to ASC 718-10 in the amount of $1,014 and $3,178, respectively. See Note 1(E).

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,672	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,491	3,178
Depreciation	2,448	1,324
Amortization of intangibles	1,583	2,055
Deferred income taxes	636	(39)
Provision for doubtful accounts	30	68

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(2,899)	(952)
Prepaid expenses and other current assets	(833)	(523)
Deferred implementation costs	13	55
Security deposits	28	114
Accounts payable	1,309	1,054
Accrued expenses	1,581	(494)
Deferred revenue	787	408
Net cash provided by operating activities	12,846	6,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(4,091)	(5,393)
Acquisition of patents	(475)	-
Acquisition of Kasamba	—	(112)
Acquisition of Proficient	(84)	(132)
Net cash used in investing activities	(4,650)	(5,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(28)	(3,680)
Excess tax benefit from the exercise of employee stock options	1,248	-
Proceeds from issuance of common stock in connection with the exercise of options	1,603	655
Net cash provided by (used in) financing activities	2,823	(3,025)
Effect of foreign exchange rate changes on cash and cash equivalents	(33)	(42)
Net increase (decrease) in cash and cash equivalents	10,986	(2,449)
Cash and cash equivalents at the beginning of the period	25,500	26,222
Cash and cash equivalents at the end of the period	$36,486	$23,773

Supplemental disclosure of non-cash investing activities:

During the nine months ended September 30, 2009, the Company settled a pre-acquisition contingency resulting in a decrease in accrued expenses in the amount of $566.

Cash flows from investing for the nine months ended September 30, 2009 does not include the purchases of approximately $147 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at September 30, 2009, and therefore did not have an impact on cash flows for the period.

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

The Company’s primary revenue source is the sale of the LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide expert online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk and online sales support are located in Israel. The Company also maintains sales and professional services offices in Atlanta and the United Kingdom.

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2009, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date.

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

The Company has evaluated subsequent events through November 5, 2009, which is the date the financial statements were available to be issued.

(C)  RECLASSIFICATIONS

Certain prior year financial information has been reclassified to conform with fiscal 2009 financial statement presentation.

(D)  REVENUE RECOGNITION

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” and ASC 605-25, “Revenue Recognition with Multiple-Element Arrangements”. The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company defers these implementation fees and associated direct costs and recognizes them ratably over the expected term of the client relationship upon commencement of the hosting services. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance because they have established objective and reliable evidence of the fair value of the undelivered hosting services. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 48 months, representing the Company’s current estimate of the term of the client relationship.

For revenue generated from online transactions between Experts and Users, the Company recognizes revenue net of the expert fees in accordance with ASC 605-45, “Principal Agent Considerations”, due to the fact that the Company performs as an agent without any risk of loss for collection. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

(E)  STOCK-BASED COMPENSATION

The Company follows FASB ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted ASC 718-10 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2009 and 2008 reflect the impact of ASC 718-10. ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$213	$145	$579	$420
Product development expense	356	302	1,030	1,015
Sales and marketing expense	361	292	961	881
General and administrative expense	281	275	921	862
Total stock based compensation included in operating expenses	$1,211	$1,014	$3,491	$3,178

The per share weighted average fair value of stock options granted and assumed during the three and nine months ended September 30, 2009 was $2.33 and $1.24, respectively. The per share weighted average fair value of stock options granted and assumed during the three and nine months ended September 30, 2008 was $1.65 and $1.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	0.0	0.0	0.0	0.0
Risk-free interest rate	3.4%-3.8	3.9%-4.0	2.8%-3.9	1.9%-4.0
Expected life (in years)	5.0	4.9	5.0	4.2-4.9
Historical volatility	64.6%-65.7	68.5	64.6%-68.2	68.5%-71.5

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2009, approximately 18,880,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2009). As of September 30, 2009, there was $7,779 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of September 30, 2009, is expected to be recognized over a weighted average period of approximately 1.9 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2008	9,939,045	$3.67
Options granted	1,630,000	2.13
Options exercised	(1,030,006)	1.60
Options cancelled	(939,859)	3.64
Options outstanding at September 30, 2009	9,599,180	3.61
Options exercisable at September 30, 2009	5,380,862	$3.69

The total intrinsic value of stock options exercised during the period ended September 30, 2009 was approximately $2,130. The total intrinsic value of options exercisable at September 30, 2009 was approximately $8,751. The total intrinsic value of options expected to vest is approximately $7,485.

A summary of the status of the Company’s nonvested options as of December 31, 2008, and changes during the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Options at December 31, 2008	4,471,251	$2.59
Granted	1,630,000	1.24
Vested	(1,344,048)	2.67
Cancelled	(538,885)	2.19
Nonvested Options at September 30, 2009	4,218,318	$2.09

(F)  BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates earnings per share in accordance with the provisions of ASC 260-10 and the guidance of  SEC Staff Accounting Bulletin (“SAB”) No. 98. Under ASC 260-10, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

Diluted net income per common share for the three and nine months ended September 30, 2009 includes the effect of options to purchase 4,745,087 and 3,671,729 shares, respectively, of common stock with a weighted average exercise price of $2.16 and $1.85, respectively. Diluted net income per common share for the three and nine months ended September 30, 2008 includes the effect of options to purchase 2,704,344 and 3,576,467 shares, respectively, of common stock with a weighted average exercise price of $1.37 and $1.75, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic	47,968,777	47,229,252	47,684,047	47,433,924
Effect of assumed exercised options	1,714,953	1,448,764	869,478	1,630,227
Diluted	49,683,730	48,678,016	48,553,525	49,064,151

(G)  SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting”. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October 2007, the Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment supports and manages real-time online interactions - chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative, non cash-compensation expenses and income taxes because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended September 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$18,417	$—	$18,417	$—
Hosted services - Consumer	3,123	—	—	3,123
Professional services	722	—	722	—
Total revenue	22,262	—	19,139	3,123
Cost of revenue	5,495	—	4,603	892
Sales and marketing	6,535	—	4,808	1,727
Amortization of intangibles	118	—	46	72
Unallocated corporate expenses	6,421	6,421	—	—
Operating income (loss)	$3,693	$(6,421)	$9,682	$432

Summarized financial information by segment for the three months ended September 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$15,769	$—	$15,769	$—
Hosted services - Consumer	2,647	—	—	2,647
Professional services	959	—	959	—
Total revenue	19,375	—	16,728	2,647
Cost of revenue	5,226	—	4,268	958
Sales and marketing	6,624	—	4,572	2,052
Amortization of intangibles	352	—	202	150
Unallocated corporate expenses	6,698	6,698	—	—
Operating income (loss)	$475	$(6,698)	$7,686	$(513)

Revenues attributable to domestic and foreign operations for the three months ended September 30, 2009 and 2008, follows:

	September 30,
	2009	2008
United States	$16,874	$14,888
United Kingdom	2,439	2,250
Other Countries	2,949	2,237
Total revenue	$22,262	$19,375

Summarized financial information by segment for the nine months ended September 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$52,075	$—	$52,075	$—
Hosted services - Consumer	8,530	—	—	8,530
Professional services	2,117	—	2,117	—
Total revenue	62,722	—	54,192	8,530
Cost of revenue	15,007	—	12,369	2,638
Sales and marketing	19,947	—	14,716	5,231
Amortization of intangibles	662	—	446	216
Unallocated corporate expenses	18,940	18,940	—	—
Operating income (loss)	$8,166	$(18,940)	$26,661	$445

Summarized financial information by segment for the nine months ended September 30, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$44,257	$—	$44,257	$—
Hosted services - Consumer	8,132	—	—	8,132
Professional services	2,659	—	2,659	—
Total revenue	55,048	—	46,916	8,132
Cost of revenue	15,346	—	12,520	2,826
Sales and marketing	18,864	—	13,356	5,508
Amortization of intangibles	1,134	—	686	448
Unallocated corporate expenses	19,910	19,910	—	—
Operating income (loss)	$(206)	$(19,910)	$20,354	$(650)

Revenues attributable to domestic and foreign operations for the nine months ended September 30, 2009 and 2008, follows:

	September 30,
	2009	2008
United States	$46,927	$42,599
United Kingdom	6,617	6,135
Other Countries	9,178	6,314
Total revenue	$62,722	$55,048

Long-lived assets by geographic region follows:

	September 30, 2009	December 31, 2008
United States	$31,699	$29,664
Israel	14,130	15,732
Total long-lived assets	$45,829	$45,396

(H)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	84	84	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of September 30, 2009	$23,906	$15,882	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Impairment	(23,501)	—	(23,501)
Release of valuation reserve on deferred tax asset	(3,867)	(3,025)	(842)
Other	72	79	(7)
Balance as of December 31, 2008	$24,388	$15,798	$8,590

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of September 30, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$2,955
Customer contracts/customer lists	2,400	3.0 years	2,400
Trade names	630	3.0 years	420
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	7
Other	235	3.0 years	157
Total	$9,560		$6,349

	As of December 31, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$2,034
Customer contracts/customer lists	2,400	3.0 years	1,961
Trade names	630	3.0 years	263
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	98
Total	$9,085		$4,766

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $425 and $1,583 for the three and nine months ended September 30, 2009, respectively, and $659 and $2,055 for the three and nine months ended September 30, 2008, respectively. Estimated amortization expense for the next five years is: $390 in 2009, $1,487 in 2010, $964 in 2011, $43 in 2012, $43 in 2013 and $284 thereafter.

(I)  RECENTLY ISSUED FASB ACCOUNTING STANDARDS UPDATES

In October 2009, FASB Accounting Standards Update 2009-13 addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this update amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this update on the its consolidated financial statements.

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments about the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

In August 2009, FASB Accounting Standards Update 2009-05 included amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”. ASC 105-10 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in ASC 105-10 will become nonauthoritative. Following ASC 105-10, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. ASC 105-10 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”. ASC 855-10 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65 amends ASC 825-10-50, Disclosures About Fair Value of Financial Instrument, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 825-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 825-10-65 requires comparative disclosures only for periods ending after initial adoption. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies —an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets”. ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As ASC 815-10 relates specifically to disclosures, it currently has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10, “Business Combinations”.  ASC 805-10 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. ASC 805-10 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is effective for fiscal years beginning after December 15, 2008. ASC 805-10 will have an impact on its accounting for any future acquisitions and its consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of ASC 820-10 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements. In February 2008, the FASB issued ASC 820-10-15, “Effective Date of FASB ASC 820-10”. ASC 820-10-15 delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued ASC 820-10-35, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. ASC 820-10-35 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820-10. This ASC clarifies the application of ASC 820-10 in determining the fair values of assets or liabilities in a market that is not active. In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820-10-65 does not change the definition of fair value as detailed in ASC 820-10, but provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of ASC 820-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either ASC 320-10 or ASC 825-10 and ASC 270-10, ASC 820-10-65 must also be adopted early.

(2)  BALANCE SHEET COMPONENTS

Property and equipment is summarized as follows:

	September 30, 2009	December 31, 2008

Computer equipment and software	$15,590	$11,690
Furniture, equipment and building improvements	799	741
	16,389	12,431
Less accumulated depreciation	7,403	4,958
Total	$8,986	$7,473

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008

Payroll and other employee related costs	$6,378	$5,536
Professional services and consulting and other vendor fees	2,759	2,879
Sales commissions	472	256
Other	494	417
Total	$10,103	$9,088

(3)  ASSET ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. The Company incurred additional costs related to litigation resulting from an earn-out dispute in the amount of $79, net and reduced the valuation reserve on acquired net operating losses in the amount of $3,025, resulting in a net decrease in goodwill in the amount of $2,946 in the twelve months ended December 31, 2008. The Company incurred additional costs related to the earn-out litigation in the amount of $84, resulting in an increase in goodwill in the nine months ended September 30, 2009.

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
		$3,000

The net intangible assets were fully amortized as of September 30, 2009. The net intangible assets of $439 are included in “Assets - Intangibles, net” on the Company’s December 31, 2008 balance sheet.

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007. The acquisition represents the Company’s initial expansion beyond its historical business-to-business focus into the business-to-consumer market, and is also expected to extend the value the Company delivers to its growing base of business customers through a community that connects consumers with experts in a range of categories. During the twelve months ended December 31, 2008, the Company reduced accrued acquisitions costs in the amount of $7, reduced the valuation reserve on acquired net operating losses in the amount of $842 and recorded an impairment charge in the amount of $23,501, resulting in a decrease in goodwill in the amount of $24,350. During the nine months ended September 30, 2009, the Company settled a pre-acquisition contingency resulting in a $566 decrease in goodwill.

The components of the intangible assets are as follows:

	Weighted Average Useful Life (months)	Amount
Technology	48	$4,910
Trade name	36	630
Expert network	36	235
Non-compete agreements	12	310
Total		$6,085

The net intangible assets of $2,743 and $3,880 are included in “Assets - Intangibles, net” on the Company’s September 30, 2009 and December 31, 2008 balance sheets, respectively.

(4)  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements, for financial assets and liabilities. This ASC defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. As noted in Note 1(h) above, the Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the third quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. The Company uses a discounted cash flow analysis to determine the fair market value of the reporting unit. This measurement is classified based on level 3 input.

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2009 was approximately $1,279 and $3,502, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2008 was approximately $682 and $1,878, respectively.

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

On May 15, 2009, the Company filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by the Company. The Company is seeking damages for infringement and an injunction against future infringement of its patents. On June 2, 2009, the Company filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService is invalid and not infringed by the Company’s products. InstantService has not answered the complaint and has not filed counterclaims, but did file a motion to dismiss one of four causes of action. The case is in its early stages. The Company believes its claims have merit and that InstantService’s motion to dismiss is without merit. The Company intends to vigorously pursue its claims.

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

OVERVIEW

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent experts with individual consumers seeking help on the Web, our hosted software platform creates more relevant, compelling, and personalized online experiences. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent Experts and individual consumers.

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Upgrading our technology. We are increasing the level of automation used to deploy our services with customers enabling faster, more efficient deployment and expansion. We are also investing in data reporting tools that will enable our customers to analyze their online businesses at a more detailed level and with greater reporting flexibility.

•
Expanding our international presence. We are increasing our investment in large international markets primarily in Western Europe where we can leverage our brand recognition and potentially expand our client base.

•
Reorganizing our sales organization to improve operating efficiencies. We recently restructured our sales force with a single head of sales to leverage symmetries between our direct sales force and the sales force for small and mid-sized businesses (“SMB”).

THIRD QUARTER 2009

Highlights of the third quarter 2009 compared to the third quarter 2008 are as follows:

•	Revenue increased 15% to $22.3 million from $19.4 million.

•	Gross profit margin increased to 75% from 73%.

•	Operating expenses decreased 2% to $18.6 million from $18.9 million.

•	Net income increased 453% to $2.3 million from $0.4 million.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because we provide our application as a service, we follow the provisions of ASC 605-10-S99, “Revenue Recognition” and 605-25, “Revenue Recognition with Multiple-Element Arrangements”. We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. We defer these implementation fees and associated direct costs and recognize them ratably over the expected term of the client relationship upon commencement of the hosting services. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees provide added value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance because we have established objective and reliable evidence of the fair value of the undelivered hosting services. If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 48 months, representing our current estimate of the term of the client relationship.

For revenue generated from online transactions between Experts and Users, we recognize revenue net of expert fees in accordance with ASC 605-45, “Principal Agent Considerations”, due to the fact that we perform as an agent without any risk of loss for collection. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

STOCK-BASED COMPENSATION

We follow ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

We adopted ASC 718-10 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of ASC 718-10. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718-10.

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statements of Income for the periods ended September 30, 2009 and 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of September 30, 2009, there was approximately $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

ACCOUNTS RECEIVABLE

Our customers are primarily concentrated in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2009 and 2008. Two customers accounted for approximately 23% of accounts receivable at September 30, 2009. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008. We increased our allowance for doubtful accounts by $30,000 in the nine months ended September 30, 2009. This increase was principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

GOODWILL

In accordance with ASC 350-10, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtain appraisals from an independent valuation firm. In addition to the use of an independent valuation firm, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

In accordance with ASC 350-10, we completed our annual impairment test in the third quarter of 2009. Based on this test, we determined that no impairment had occurred. Beginning in the first quarter of 2009, we adopted the provisions of ASC 820-10. The adoption of this ASC did not have a material impact on our consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

RECENTLY ISSUED FASB ACCOUNTING STANDARDS UPDATES

In October 2009, FASB Accounting Standards Update 2009-13 addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this update amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments based on the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments about the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this update will not have a material impact on our consolidated financial statements.

In August 2009, FASB Accounting Standards Update 2009-05 included amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this update did not have a material impact on our consolidated financial statements.

In July 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”. ASC 105-10 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in ASC 105-10 will become nonauthoritative. Following ASC 105-10, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. ASC 105-10 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC No. 855-10, “Subsequent Events”. ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FASB did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65 amends ASC 825-10-50, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 825-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 825-10-65 requires comparative disclosures only for periods ending after initial adoption. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC No. 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets”. ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets”. ASC 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815-10 relates specifically to disclosures, it currently has no impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 805-10, “Business Combinations”. ASC 805-10 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. ASC 805-10 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is effective for fiscal years beginning after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and on our consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, which will be effective for years beginning after November 15, 2008. We adopted the required provisions of ASC 820-10 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued ASC 820-10-15, “Effective Date of FASB ASC 820-10”. ASC 820-10-15 delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued ASC 820-10-35, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. ASC 820-10-35 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820-10. This ASC clarifies the application of ASC 820-10 in determining the fair values of assets or liabilities in a market that is not active. In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. ASC 820-10-65 does not change the definition of fair value as detailed in ASC 820-10, but provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of ASC 820-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either ASC 320-10 or ASC 825-10 and ASC 270-10, ASC 820-10-65 must also be adopted early.

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

Revenue from our Business segment accounted for 86% of total revenue for the three and nine months ended September 30, 2009. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the three and nine months ended September 30, 2009. Revenue from our Business segment accounted for 86% and 85% of total revenue for the three and nine months ended September 30, 2008, respectively. Revenue attributable to our monthly hosted Business services accounted for 94% of total Business revenue for the three and nine months ended September 30, 2008. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue generated from online transactions between Experts and Users is recognized net of expert fees and accounted for approximately 14% of total revenue for the three and nine months ended September 30, 2009. Revenue generated from online transactions between Experts and Users accounted for approximately 14% and 15% of total revenue for the three and nine months ended September 30, 2008, respectively.

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

During the nine months ended September 30, 2009, we increased our allowance for doubtful accounts by $30,000 to approximately $370,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and nine months ended September 30, 2009 and 2008 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense related to ASC 718-10	$1,211	$1,014	$3,491	$3,178
Total	$1,211	$1,014	$3,491	$3,178

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent Experts and individual Users.

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenue - Business. Revenue increased by 14% and 16% to $19.1 million and $54.2 million in the three and nine months ended September 30, 2009, respectively, from $16.7 million and $46.9 million in the comparable periods in 2008. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $2.0 million and $5.7 million, respectively, net of cancellations and, to a lesser extent, to revenue from new clients in the amount of approximately $0.7 million and $2.3 million, respectively, partially offset by a decrease in professional services revenue of approximately $237,000 and $542,000, respectively. Our revenue growth has typically been driven by a mix of revenue from newly added clients as well as expansion of existing clients.

Revenue - Consumer. Revenue increased by 18% and 5% to $3.1 million and $8.5 million in the three and nine months ended September 30, 2009, respectively, from $2.6 million and $8.1 million in the comparable periods in 2008. The increase in the three months ended September 30, 2009 is primarily attributable to a 15% increase in the fee we charge Experts in the amount of approximately $290,000 and, to a lesser extent, to an increase in gross revenue in the amount of approximately $200,000. The increase in the nine months ended September 30, 2009 is primarily attributable to the 15% increase in the fee we charge Experts in the amount of approximately $830,000 partially offset by lower total gross revenue in the amount of approximately $430,000.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 8% to $4.6 million in the three months ended September 30, 2009 from $4.3 million in the comparable period in 2008. This increase in expenses is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $441,000 as a result of increased revenue and was partially offset by a decrease in total compensation costs related to customer service and network operations personnel in the amount of approximately $156,000. Cost of revenue decreased by 1% to $12.4 million in the nine months ended September 30, 2009, from $12.5 million in the comparable period in 2008. This decrease is primarily attributable to lower total compensation costs related to customer service and network operations personnel in the amount of approximately $805,000 partially offset by an increase in expenses for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $657,000 as a result of increased revenue.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 7% to $892,000 in the three months ended September 30, 2009 from $958,000 in the comparable period in 2008. This decrease is primarily attributable to lower total compensation costs for our customer service and network support personnel and costs of supporting our server and network infrastructure in the amount of approximately $82,000 and was partially offset by an increase in allocated overhead related to costs of supporting our server and network infrastructure in the amount of approximately $18,000. Cost of revenue decreased by 7% to $2.6 million in the nine months ended September 30, 2009 from $2.8 million in the comparable period in 2008. This decrease is primarily attributable to lower total compensation costs for our customer service and network support personnel and costs of supporting our server and network infrastructure in the amount of approximately $263,000 and was partially offset by an increase for primary and backup server facilities in the amount of approximately $94,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs decreased by 6% and 9% to $3.1 million and $8.9 million in the three and nine months ended September 30, 2009, respectively, from $3.3 million and $9.9 million in the comparable periods in 2008. This decrease is primarily attributable to lower total compensation costs for product development personnel as a result of favorable currency rate movements related to our Israeli operations as compared to the same periods in 2008.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 5% and 10% to $4.8 million and $14.7 million in the three and nine months ended September 30, 2009, respectively, from $4.6 million and $13.4 million in the comparable periods in 2008. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $205,000 and $1.4 million for the three and nine months ended September 30, 2009, respectively. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses decreased by 16% to $1.7 million in the three months ended September 30, 2009 from $2.1 million in the comparable period in 2008. This decrease is primarily attributable to a decrease in advertising and promotional expenses of approximately $319,000. Sales and marketing expense decreased by 5% to $5.2 million in the nine months ended September 30, 2009 from $5.5 million in the comparable period in 2008. This decrease is primarily attributable to a decrease in advertising and promotional expenses of approximately $867,000 and was partially offset by an increase in compensation and allocated overhead for marketing personnel in the amount of approximately $615,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses decreased by 3% to $3.3 million in the three months ended September 30, 2009 from $3.4 million in the comparable period in 2008. This decrease is primarily attributable to a decrease in franchise taxes, bank fees and recruiting costs in the amount of approximately $312,000, partially offset by an increase in legal expenses in the amount of approximately $203,000. General and administrative expenses remained flat at $10 million in the nine months ended September 30, 2009 compared  to the comparable period in 2008. An increase in compensation expense of approximately $524,000 was offset by a decrease in franchise taxes, bank fees and recruiting costs in the amount of approximately $596,000.

Amortization of Intangibles. Amortization expense was $118,000 and $662,000 in the three and nine months ended September 30, 2009, respectively, as compared to $352,000 and $1.1 million in the comparable periods in 2008, respectively. Amortization expense included in cost of revenue – consumer was $307,000 and $921,000 in the three and nine months ended September 30, 2009 and 2008, respectively. Amortization expense in 2009 and 2008 relates primarily to intangible assets as a result of our acquisitions of Kasamba in October 2007 and Proficient in July 2006. Amortization expense is expected to be approximately $2.0 million in the year ended December 31, 2009.

Other Income (Expense). Financial income was $75,000 in the three months ended September 30, 2009 and relates to favorable currency rate movements related to our Israeli operations. Financial expense was $123,000 in the three months ended September 30, 2008 and relates to unfavorable currency rate movements related to our Israeli operations. Financial expense was $21,000 and $125,000 in the nine months ended September 30, 2009 and 2008, respectively, and relates to unfavorable currency rate movements related to our Israeli operations.  Interest income was $15,000 and $71,000 in the three and nine months ended September 30, 2009, compared to $79,000 and $270,000 in the comparable periods in 2008, respectively, and consists of interest earned on cash and cash equivalents. These decreases are primarily attributable to decreases in short-term interest rates.

Provision for (Benefit from) Income Taxes.  Provision for income taxes was $1.5 million and $3.5 million in the three and nine months ended September 30, 2009. In the three months ended September 30, 2008, we recorded a provision for income taxes in the amount of $21,000. In the nine months ended September 30, 2008, we recorded a benefit from income taxes in the amount of $68,000.

Net Income. We had net income of $2.3 million and $4.7 million in the three and nine months ended September 30, 2009, as compared to net income of $410,000 and $7,000 for the comparable periods in 2008. Revenue increased by $2.9 million and $7.7 million, respectively, while operating expenses decreased by $331,000 and $698,000, respectively, contributing to a net increase in income from operations of approximately $3.2 million and $8.4 million, respectively. We also had an increase in other income of $134,000 in the three months ended September 30, 2009 and a decrease in other income of $95,000 in the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had approximately $36.5 million in cash and cash equivalents, an increase of approximately $11.0 million from December 31, 2008.

Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 2009 and consisted primarily of non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and prepaid expenses. Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2008 and consisted primarily of non-cash expenses related to the adoption of ASC 718-10, amortization of intangibles and depreciation and to increases in accounts payable and deferred revenue, partially offset by an increase in accounts receivable, a decrease in accrued expenses and an increase in prepaid expenses.

Net cash used in investing activities was $4.7 million and $5.6 million in the nine months ended September 30, 2009 and 2008, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2009 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from the issuance of common stock in connection with the exercise of stock options by employees partially offset by the repurchase of common stock. Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2008 and consisted primarily of the repurchase of common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. As of September 30, 2009, we had an accumulated deficit of approximately $112.5 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2009 was approximately $1.3 million and $3.5 million, respectively, and approximately $682,000 and $1.9 million for the three and nine months ended September 30, 2008.

As of September 30, 2009, our principal commitments were approximately $6.3 million under various operating leases, of which approximately $1.3 million is due in 2009. We do not currently expect that our principal commitments for the year ending December 31, 2009 will exceed $5.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $9.0 million in 2009.

Our contractual obligations at September 30, 2009 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,323	$1,308	$5,015	$—	$—
Total	$6,323	$1,308	$5,015	$—	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the year ended December 31, 2008, the depreciation of the U.S. dollar against the NIS had an increased adverse impact on our results of operations and financial condition compared to earlier periods because the U.S. dollar cost of expenses incurred in Israel increased. During the nine months ended September 30, 2009, the U.S dollar appreciated against the NIS to levels more consistent with the recent historical average which had a positive impact on our results of operations and financial conditions when compared to 2008. During the nine month period ended September 30, 2009, expenses generated by our Israeli operations totaled $17.1 million. We do not currently hedge our foreign currency risk exposure.  We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2009, we increased our allowance for doubtful accounts by $30,000 to approximately $370,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000 at December 31, 2008.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2009, we filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by us. We are seeking damages for infringement and an injunction against future infringement of our patents. On June 2, 2009, we filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService is invalid and not infringed by our products. InstantService has not answered the complaint and has not filed counterclaims, but did file a motion to dismiss one of four causes of action.  The case is in its early stages.  We believe our claims have merit and that InstantService’s motion to dismiss is without merit. We intend to vigorously pursue our claims.

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

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of September 30, 2009, $3.9 million remained available for purchases under the program. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2009 – 7/31/2009	—	$—	—	$3,946,000
8/1/2009 – 8/31/2009	—	—	—	3,946,000
9/1/2009 – 9/30/2009	—	—	—	3,946,000
Total	—	$—	—	$3,946,000

ITEM 5. OTHER INFORMATION

Employment Letter for James J. Dicso

James J. Dicso, our Senior Vice President, Enterprise Sales and Service, entered into a letter agreement with us dated November 6, 2009, setting forth certain terms and conditions of his continued employment.  This agreement supersedes Mr. Dicso’s November 3, 2004 offer letter.  The letter sets forth Mr. Dicso’s current compensation consisting of an annualized base salary of $250,000, as well as either annual incentive compensation or an annual discretionary retention and performance bonus as determined by the Company.  Mr. Dicso is entitled to such benefits as are available to other employees (subject to any eligibility criteria) and is entitled to three weeks of paid vacation.

If Mr. Dicso’s employment is terminated by us without cause other than during the 12-month period following a change of control (as such terms are defined in his agreement), subject to Mr. Dicso signing a release of claims agreement acceptable to the Company, he is entitled to receive (i) 6 months of his then-current base salary as severance pay, (ii) to the extent he was eligible and not already paid, the incentive compensation or discretionary bonus he would have received for the prior fiscal year had he remained employed on the date such incentive compensation or bonus was distributed, (iii) to the extent he is eligible to receive incentive compensation or a discretionary bonus in the fiscal year in which his employment is terminated, a pro-rated amount of the incentive compensation or target bonus he would have received such year (or, if such incentive compensation or bonus amount has not yet been determined, a pro-rated amount of the incentive compensation or discretionary bonus, as applicable, he received the prior fiscal year), and (iv) 6 months of COBRA reimbursement for the percentage of the coverage premium that we pay on behalf of similarly situated employees receiving the same type of coverage.

If Mr. Dicso’s employment is terminated due to death or disability (as defined in his agreement), he is entitled to receive subject to signing a release of claims agreement acceptable to the Company:  (i) to the extent he was eligible and not already paid, the incentive compensation or discretionary bonus he would have received for the prior fiscal year had he remained employed, payable on the date such incentive compensation or bonus was distributed, and (ii) to the extent he was eligible to receive incentive compensation or a discretionary bonus in the fiscal year in which his employment was terminated due to death or disability, a pro-rated amount of the incentive compensation or discretionary bonus, as applicable, he received the prior fiscal year for the amount of time actually served prior to termination, or such other bonus amount as may be determined by the Board of Directors.

If there is a change of control of the Company and, within 12 months following such change of control, Mr. Dicso is terminated by us without cause or he resigns for good reason (as such terms are defined in his agreement), subject to Mr. Dicso signing a release of claims agreement acceptable to the company: (i) he is entitled to receive (a) 9 months of his then-current base salary as severance pay, (b) to the extent he was eligible and not already paid, the incentive compensation or discretionary bonus he would have received for the prior fiscal year had he remained employed on the date such incentive compensation or bonus was distributed, (c) to the extent he is eligible to receive incentive compensation or a discretionary bonus in the fiscal year in which his employment is terminated, a pro-rated amount of the incentive compensation or bonus he would have received such year (or, if such incentive compensation or bonus has not yet been determined, a pro-rated amount of the incentive compensation or discretionary bonus, as applicable, he received the prior fiscal year) for the amount of time actually served prior to termination, and (d) 9 months of COBRA reimbursement for the percentage of the coverage premium that we pay on behalf of similarly situated employees receiving the same type of coverage; and (ii) all option and other equity awards that would have vested during the 24-month period following his termination date will become immediately vested and will remain exercisable for 12 months following his termination date.

Employment Letter for Kevin T. Kohn

Kevin T. Kohn, our Executive Vice President of Marketing, entered into a letter agreement with us dated November 6, 2009, setting forth certain terms and conditions of his continued employment.  This agreement supersedes Mr. Kohn’s August 27, 2004 offer letter.  The letter agreement sets forth Mr. Kohn’s current compensation consisting of an annualized base salary of $220,500, as well as a discretionary annual retention and performance bonus.  Mr. Kohn is entitled to such benefits as are available to other employees (subject to any eligibility criteria) and is entitled to three weeks of paid vacation.

If Mr. Kohn’s employment is terminated by us without cause other than during the 12-month period following a change of control (as such terms are defined in his agreement), subject to Mr. Kohn signing a release of claims agreement acceptable to the Company, he is entitled to receive (i) 6 months of his then-current base salary as severance pay, (ii) to the extent it has not already been paid, the discretionary bonus he would have received for the prior fiscal year had he remained employed on the date such bonus was distributed, (iii) a pro-rated amount of the discretionary bonus he would have received for the fiscal year in which his employment is terminated (or, if such bonus has not yet been determined, a pro-rated amount of the discretionary bonus he received the prior fiscal year) for the amount of time actually served prior to termination, and (iv) 6 months of COBRA reimbursement for the percentage of the coverage premium that we pay on behalf of similarly situated employees receiving the same type of coverage.

If Mr. Kohn’s employment is terminated due to death or disability (as defined in his agreement), he is entitled to receive, subject to signing a release of claims agreement acceptable to the Company:  (i) to the extent he was eligible and not already paid, the discretionary bonus he would have received for the prior fiscal year had he remained employed on the date such bonus was distributed, and (ii) to the extent he was eligible to receive a discretionary bonus in the fiscal year in which his employment was terminated due to death or disability, a pro-rated amount of the discretionary bonus he received the prior fiscal year for the amount of time actually served prior to termination, or such other bonus amount as may be determined by the Board of Directors.

If there is a change of control of the Company and, within 12 months following such change of control, Mr. Kohn is terminated by us without cause or he resigns for good reason (as such terms are defined in his agreement), subject to Mr. Kohn signing a release of claims agreement acceptable to the Company: (i) he is entitled to receive (a) 6 months of his then-current base salary as severance pay, (b) to the extent it has not already been paid, the discretionary bonus he would have received for the prior fiscal year had he remained employed on the date such bonus was distributed, (c) a pro-rated amount of the discretionary bonus he would have received for the fiscal year in which his employment is terminated (or, if such bonus has not yet been determined, a pro-rated amount of the discretionary bonus he received the prior fiscal year) for the amount of time actually served prior to termination, and (d) 6 months of COBRA reimbursement for the percentage of the coverage premium that we pay on behalf of similarly situated employees receiving the same type of coverage; and (ii) all option and other equity awards that would have vested during the 12-month period following his termination date will become immediately vested and will remain exercisable for 12 months following his termination date.

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

LIVEPERSON, INC.
(Registrant)

Date: November 9, 2009	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: November 9, 2009	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002