Form 10-K
period 2009-12-31
LIVEPERSON INC
filed 2010-03-11
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $165,621,664 (computed by reference to the last reported sale price on The Nasdaq Capital Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 1, 2010, 49,601,756 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed not later than April 30, 2010, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

Overview

LivePerson is a leading provider of online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent service providers (“Experts”) with consumers seeking help on the Web, LivePerson’s hosted software platform creates more relevant, compelling and personalized online experiences. Based on our internal measures, in 2009, we hosted more than one billion visitor sessions per month across our customers’ websites.

LivePerson’s proprietary chat, voice, email and self-service/knowledgebase applications, coupled with our domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — by increasing sales, as well as customer satisfaction and loyalty ratings for our customers, while also enabling them to reduce customer service costs.

LivePerson manages a unique set of online consumer behavioral data on behalf of our customers. Spanning the breadth of an online visitor session starting from an initial key word search, through a customer’s website, and even into a shopping cart and an executed sale, this data enables us to develop unique insights into consumer behavior during specific transactions, within a customer’s user base and even across significant industry verticals like financial services, telecommunications, technology and retail. While today this data is primarily used to proactively engage consumers in order to increase online conversion rates and average order values, we continue to invest in opportunities to increase the value of this data in the future.

More than 8,000 companies, including EarthLink, Hewlett-Packard, Microsoft, Qwest and Verizon, employ our technology to keep pace with rising consumer expectations for the online channel. As a result, LivePerson has unique insight into consumer behavior, which we leverage to improve our product and educate our customers through our consulting services.

Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling clients to:

•	increase conversion rates and reduce abandonment by selectively engaging website visitors;
•	accelerate the sales cycle, drive repeat business and increase average order values;
•	increase customer satisfaction, retention and loyalty while reducing customer service costs;
•	harness the knowledge of subject-matter experts by allowing consumers to engage with major online brands and independent experts;
•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and
•	lower operating costs in the call center by deflecting costly phone and email interactions.

As a software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership (TCO), scalability, cost predictability and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by LivePerson eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software. According to Gartner, Inc, a leading information technology research firm, 90% of e-commerce sites will rely on at least one SaaS solution by 2013, while 40% of all e-commerce sites will rely entirely on SaaS solutions by that same year.

Our current consumer services offering is an online marketplace that connects independent experts and individual service providers who provide information and knowledge for a fee via real-time chat with consumers. Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, health and medicine, education and tutoring, shopping, professional development, spirituality and religion, business and finance, arts and creative services, legal services, home and leisure, and other topics.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on NASDAQ. LivePerson is headquartered in New York City with offices in Atlanta, London and Tel Aviv.

Market Opportunity

Despite the current state of the global economy, online retail sales continue to grow at a healthy rate. According to eMarketer Inc., United States online retail sales will reach double-digit growth by 2011, and increase to over $189 billion by 2013. This represents a nearly 10% compound annual growth rate from 2009 to 2013. In addition, Forrester Research predicts that online retail and travel spending in Western Europe is projected to grow approximately 57% or €203 billion between 2009 and 2014 as sales continue to shift from stores to the online channel.

The online banking market is expected to continue to grow. Forrester Research predicts that online banking adoption will continue, driven primarily by Generation Y (ages 18 to 29) users, or Gen Y. The research firm forecasts that between 2009 and 2014, the total number of US online banking households will increase from 54 million to 66 million. Much of this growth will come from Gen Y user households, as Gen Y will adopt online banking at a rate three times higher than that of any other group. Forrester recommends that bank channel strategists emphasize immediacy and a two-way dialogue when seeking to convert young online users.

In addition to retail and banking, the healthcare industry will continue to present interesting new opportunities as insurance and benefits providers look to drive web adoption in order to reduce service related costs. In a 2009 report, Forrester advised that healthcare eBusiness leaders will continue to refine existing health management programs, and that there will be specific focus on driving adoption of online tools like health risk assessments, payer-based health records, and personal healthcare finance advice.

These are just some examples of industries where LivePerson sees growth opportunity. High-tech and telecommunications will continue to present growth opportunities for us. We believe that the online channel presents expansion opportunities for many industries across the United States, Canada and Europe, and that the increased e-commerce revenue that results from this expansion may outweigh the decrease that stems from consumers who have been curtailing overall spending. To survive in this competitive environment, e-businesses must differentiate their service, quality and overall experience to gain customer loyalty.

Online advertising continues to grow, with search engine-based marketing leading the way. We believe the shift from television, print, radio and other traditional media may accelerate in a recessionary environment largely because Web-based media is more measurable, interactive, targeted and relevant. Forrester research has predicted that what they call “mainstream” interactive marketers aggressive use of search based marketing will grow at a compound annual growth rate (CAGR) of 26% to $25 billion by 2012.

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

By supplying online engagement tools that facilitate real-time assistance and personalized advice, LivePerson enables businesses and individual service providers to connect with their target audience, as well as provide personalized customer assistance to high-value customers. Creating more relevant, compelling and personalized online experiences, our platform helps online businesses meet the needs of demanding consumers while reinforcing their brand strengths.

Strategy

The key elements of LivePerson’s business solutions strategy include:

Strengthening Our Position in Both Existing and New Markets and Growing Our Recurring Revenue Base.  LivePerson plans to continue to develop its market position by significantly increasing its client base, and expanding within its existing installed base. We will continue to focus primarily on key target markets: financial services, retail, telecommunications, technology and travel/hospitality, as well as the small and midsize business (SMB) sector. Healthcare, insurance and energy utilities are new target industries and natural extensions of our primary target markets. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing clients by collaborating with them to optimize our added value and effectiveness. Continuing to grow our client base will enable us to strengthen our recurring revenue stream. We also believe that greater exposure of Internet users to LivePerson will create additional demand for online engagement solutions.

Maintaining Market Leadership Through Product Innovation, a Partner Ecosystem and Security Expertise.  We are devoting significant resources to opening up our platform and creating new products and enabling technologies that will accelerate innovation and product development speed for our expanding client base. We intend to leverage these innovations to create an ecosystem of partners who will generate applications focused on enhancing and extending the reach of LivePerson intelligent engagement solutions. We expect that enabling technologies will become available during 2010, allowing LivePerson customers to offer live chat from within desktop, mobile or other server-based applications. Additional investments in this area will enhance the collection of compelling intelligence about what transpires when website visitors engage with a client’s brand. We believe we can create more value for our customers by unlocking these data assets and turning them into actionable information and insights for them.

We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

Expanding our International Presence.  During 2009, we increased our investment in direct sales and services personnel to expand our customer base in the United Kingdom and Western Europe, including expansion within several of the largest financial services and telecommunications companies in this region. As a result of our initial success in the financial services and telecommunications sectors, we plan to further expand our investment in this region throughout 2010, with primary focus on sales and marketing resources, professional services support and expanded hosting infrastructure. We have also begun efforts to evaluate partnership opportunities and sales and marketing strategies to support expansion into the Asia-Pacific region. We expect to increase our investment in and management focus on these efforts during the latter part of 2010 and into 2011.

Continuing to Build Brand Recognition.  As a pioneer of real-time engagement, LivePerson enjoys strong brand recognition and credibility. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for our broad range of online engagement tools. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers. When a visitor engages in a text-based chat on a customer’s website, our brand name is displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

Increasing the Value of Our Service to Our Clients.  We regularly add new features and functionality to our services to further enhance value to our customers. Because we directly manage the server infrastructure, we can make new features available to our clients immediately upon release, without client or end-user installation of software or hardware. We continue to enhance our reporting, analysis and administrative tools as part of our overall portfolio of services, as well as our ability to capture, analyze and report on the substantial amount of online activity data we collect on behalf of our clients to further our clients’ online strategies. Our clients may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint sales opportunities. Through these and other innovations, we intend to reinforce our value proposition to clients, which we believe will result in additional revenue from new and existing clients over time.

Evaluating Strategic Alliances and Acquisitions When Appropriate.  In January 2010, we entered into an agreement to acquire Tel Aviv-based NuConomy, Ltd. to accelerate R&D talent expansion and strengthen expertise in the areas of website visitor targeting and behavioral analytics. We continue to seek opportunities to form strategic alliances with, or to acquire, other companies that can accelerate our growth or broaden our product offerings. We have successfully integrated several acquisitions over the past decade. In 2010, we have commenced evaluating growth opportunities in the Asia-Pacific region. While we have in the past, and may from time to time in the future, engage in discussions regarding or pursue acquisitions or strategic alliances, we currently have no binding commitments with respect to any future acquisitions or strategic alliances and we are not currently engaged in any material negotiations with respect to these types of opportunities.

The key elements of LivePerson’s consumer solutions strategy include:

Growing Our Expert Advice Platform Through Category Expansion and Partnerships.  LivePerson continues to establish itself as an online destination; community and marketplace where consumers can chat live with independent experts in a broad range of categories. Personal advice has been one of the more popular and successful categories on the platform to date and we see potential in other categories such as counseling, programming and business advice. Affiliate marketing is a key component of our strategy to drive more consumer users to the platform, as is investment in search engine marketing (“SEM”) campaigns.

Products and Services

LivePerson’s hosted platform supports and manages real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase — from a single agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless customer experience. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.

LivePerson Enterprise for Sales.  LivePerson Enterprise for Sales combines online site traffic monitoring software, with a sophisticated rules engine, to enable LivePerson clients to proactively engage website visitors. This engagement solution enables clients to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies website visitors who demonstrate the highest propensity to convert, and engages them in real time with relevant content and offers, helping to generate incremental sales.

LivePerson Enterprise for Service.  LivePerson Enterprise for Service enables our customers to reduce costs in the contact center by identifying customers who may be struggling with their self-help experience, and proactively connecting them to a live customer care specialist. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve customer satisfaction, and reduce attrition rates — typically at a lower cost per interaction.

LivePerson Premier.  With LivePerson Premier, midsize businesses with growing contact centers and moderate website traffic enjoy a comprehensive, flexible toolkit for visitor engagement. Advanced business rules capabilities include targeting for abandonment behavior, closing and upselling orders and boosting customer satisfaction, while maximizing agent productivity. Valuable insights into online sales initiatives and customer care issues are gained with informative real-time reports on conversion rates and abandonment.

LivePerson Pro.  LivePerson Pro enables small businesses (“SMBs”) with low site traffic and limited agent resources to increase online sales and improve customer service through a combination of live chat and real-time visitor monitoring tools. Using LivePerson Pro, chat agents are able to segment visitors and target the best candidates for a chat in real time. Integration with Google Analytics helps customers accurately measure the impact of the chat channel on their sales and conversion rates.

Multichannel Contact Center Solutions.  Adding LivePerson Voice, Email and Knowledgebase channels to LivePerson Pro or LivePerson Premier enables SMBs to further reduce service costs, deliver service consistency and increase customer satisfaction by managing all communications from one easy-to-use environment.

Professional Services.  The mission of our Professional Services team is to help customers optimize chat performance in order to drive incremental value through their online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their chat deployment that drive strategies and decisions on how to optimize the chat channel. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for web design and process improvement, transcript reviews to discover both voice of the customer insight and agent improvement opportunities, custom training of call center agents and management, and ongoing management of chat programs to ensure alignment with current business practices and objectives. The team’s value-based methodology and approach to guiding customers towards chat channel optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the online world.

Clients

Our business operations client base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on key target markets: financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as the SMB sector, within the United States, Canada and Europe.

As of December 31, 2009, we noted the following with regards to our installed base of customers:

•	7 of the Top 10 Most Innovative Companies (as noted in Businessweek) are using LivePerson engagement solutions;
•	10 of the Top 15 Commercial Banks (according to Fortune 500);
•	the Top 3 Telcos (as noted by Forbes 2000);
•	3 of the Top 4 Software Companies (according to Forbes 2000); and
•	the Top 6 Technology Hardware Companies (according to Forbes 2000).

No single customer accounted for or exceeded 10% of our total revenue in 2009.

Sales and Marketing

Sales

We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales.  Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our clients’ strategic initiatives. The LivePerson Enterprise for Sales solution is targeted at business executives whose primary responsibility is maximizing online customer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value. The value proposition for our LivePerson Enterprise for Service solution appeals to professionals who hold both top and bottom line responsibility for customer service and technical support functions within their organization. Our proactive service solution enables these organizations to provide effective customer service by deflecting costly phone calls and emails to the more cost efficient chat channel. Whether we engage with individuals or teams responsible for online sales or service, LivePerson Enterprise supports any organization with a company-wide strategic initiative to improve the overall online customer experience.

Our sales methodology begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective client. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment (ROI), we transition to a program management model wherein we work hand-in-hand with the client, providing detailed analyses, measurements and recommendations that help optimize their chat channel performance and ensure ongoing program success.

Indirect Sales.  Resources within our enterprise sales organization are focused on developing partnerships with call centers, industry vertical channels and online marketing agencies to generate revenues outside the focus of the direct sales team. This organization also provides leverage to the direct team with strategic partnerships that allow us to extend our core solution offering and increase our value proposition. By maximizing market coverage and generating new solutions via partners who provide complementary products and services, we believe this channel will increase our revenue opportunities and accelerate market penetration without incurring the traditional costs associated with direct sales.

Client Support

Our Professional Services group provides deployment support and ongoing business consulting to enterprise clients and maintains involvement throughout the engagement lifecycle. All LivePerson clients have access to 24/7 help desk services through chat, email and phone.

Marketing

Our marketing efforts in support of our business operations are organized around the needs, trends and characteristics of our existing and prospective client base. Our deep relationship with existing clients fosters continuous feedback, thereby allowing us to develop and refine marketing programs for specific industry segments. We market our products and services to executives responsible for the online channel and customer service operations of their organization. Our primary focus is on the financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as SMBs. Our integrated marketing strategy includes personalized lead generation campaigns to reach potential and existing clients using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.

Our marketing efforts in support of our consumer operations are focused on generating increased traffic to the LivePerson website primarily through paid and organic search, affiliate programs, display advertising and direct email. We are continually developing relationships with online publishers whose audiences have an affinity towards the services offered by our experts. By providing our experts with tools to self-promote their live advice services on LivePerson through blogs and social media, we also receive qualified traffic through these channels. We also work to maximize the rate of conversion of this traffic into either paying users or active experts.

Our marketing strategy also encompasses public relations. As a result of relationships developed with the media and industry analyst community, we gain positive media and editorial coverage. Other initiatives include securing public speaking opportunities, case studies and bylined articles featuring key executives and customers, which helps raise LivePerson’s profile and reinforces our position as an industry leader. We also proactively facilitate formal and informal interaction among our most accomplished customers, enabling us to expand our presence as one of their key strategic partners.

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. LivePerson’s business solutions compete directly with companies that facilitate real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers, including SaaS providers such as Art Technology Group, RightNow Technologies, Talisma and TouchCommerce. We believe that our long-standing relationships with clients, particularly at the enterprise level, and our online selling expertise, including knowledge of online consumer purchasing habits, sophisticated methodologies to efficiently engage online consumers and reporting capabilities that measure return on investment differentiate us significantly from existing competitors.

We face potential competition from Web analytics and online marketing service providers, such as Adobe and Google. We also face potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and/or live advice. The most significant challenges facing any new market entrant include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a highly secure and scalable network infrastructure.

LivePerson’s consumer operations compete with companies that provide cross category advice such as About.com and Yahoo Answers. The consumer operations also compete with niche players offering advice in specific key vertical categories.

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

Any change in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services may harm our competitive position. Such changes may allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective clients within our target markets. Increased competition could result in pricing pressure, reduced operating margins and loss of market share.

Technology

Three key technological features distinguish the LivePerson services:

•	We support our clients through a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier third-party server center outside of London. To meet the growing demands of our expanding customer base, LivePerson transitioned its primary U.S. production facility to a co-located datacenter in early 2008. By managing our servers directly, we now have greater flexibility and control over the production environment, allowing us to be more responsive to customer needs and to continue to provide a superior level of service. Our network, hardware and software are designed to accommodate our clients’ demand for secure, high-quality 24-hour per day/seven-day per week service.

•	As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to provide these benefits simultaneously to our entire client base. In addition, it allows us to maintain a relatively short development and implementation cycle.
•	As a SaaS provider, we focus on the development of tightly integrated software design and network architecture. We dedicate significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

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

Network Architecture.  The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in a collocation facility with redundant network connections, servers and other infrastructure, enabling superior availability. Our backup server infrastructure housed at a distinct location provides our primary hosting facility with effective disaster recovery capability. For increased security, we use advanced firewall architecture and industry standard encryption standards. We also enable our clients to further encrypt their sensitive data using more advanced encryption algorithms.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet such as, but not limited to, laws and regulations relating to user privacy, freedom of expression, data privacy, content and quality of products and services, taxation, advertising, information security and intellectual property rights. We post on our website our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices to comply with applicable laws. Interpretation of user privacy and data protection laws, and their application to the Internet in the U.S. and foreign jurisdictions is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

Various U.S. and foreign jurisdictions impose laws regarding the collection of data. Some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. If the scope of this type of legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

Domestic and foreign governments are also considering restricting the collection and use of Internet visitor data generally. Some jurisdictions are considering whether the collection of even anonymous data may invade the privacy of Web site visitors. If laws that limit data collection practices are enacted, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on collection of data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.

Businesses using our products may collect personal information from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. When required, we use a variety of data security procedures and practices such as encryption and masking algorithms to comply with applicable regulations, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us of such compliance, and could negatively impact our business. The European Union and many countries within the European Union have adopted privacy directives or have imposed restrictions on the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. The U.S. federal Trade Commission has also taken action against website operators who do not comply with their stated privacy polices. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our clients’ ability to use our products.

A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

•	the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business;
•	the Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. Today, our policies limit use of our consumer-facing site to adults over 18 years of age; and
•	the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed, and others may claim, that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure.

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

Employees

As of March 1, 2010, we had 416 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

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

Item 1A. Risk Factors

The following are certain of the important risk factors that could cause, or contribute to causing, our actual operating results to differ materially from those indicated, expected or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and other public filings before deciding to purchase, hold or sell our common stock.

Risks Related to Our Business

Our quarterly revenue and operating results may be subject to significant fluctuations, which may adversely affect the trading price of our common stock.

Although we achieved profitability in 2009, we may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

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

The global economic downturn may adversely affect our business and results of operations.

The U.S. and other global economies have recently experienced an economic downturn that has affected all sectors of the economy, particularly in the financial services and retail industries, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.

Weak economic conditions may also cause our clients to experience difficulty in supporting their current operations and implementing their business plans. Our clients may reduce their spending on our services, may not be able to discharge their payment and other obligations to us, may experience difficulty raising capital, or may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. The economic condition may also lead consumers and businesses to continue to postpone spending, which may cause our clients to decrease or delay their purchases of our products and services. If the current economic conditions continue or further deteriorate for us or our clients, we could be required to record charges relating to restructuring costs or the impairment of assets, may not be able to collect receivables on a timely basis, and our business, financial condition and results of operations could be materially adversely affected.

If we are not competitive in the markets for online sales, marketing and customer service solutions, or online consumer services, our business could be harmed.

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

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including SaaS providers such as Art Technology Group, RightNow Technologies, Talisma and TouchCommerce. We face potential competition from Web analytics and online marketing service providers, such as Adobe and Google. We also face potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology companies such as Google, Microsoft, Salesforce.com and Yahoo may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and live advice.

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

If we do not successfully integrate past or potential future acquisitions, our business could adversely impacted.

We have made several acquisitions during the past decade. In October 2007, we acquired Kasamba Inc., an Israeli-based provider of a platform for online, real-time expert advice. In July 2006, we acquired Proficient Systems, Inc., a U.S. provider of hosted proactive chat solutions that help companies generate revenue on their websites. In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

•	difficulties in integrating operations, technologies, products and personnel with LivePerson;
•	diversion of financial and management resources from efforts related to the LivePerson services or other pre-existing operations;
•	risks of entering new markets beyond providing real-time sales, marketing and customer service solutions for companies doing business online;
•	potential loss of either our existing key employees or key employees of any companies we acquire; and
•	our inability to generate sufficient revenue following an acquisition to offset acquisition or investment costs.

These difficulties could disrupt our ongoing business, expose us to unexpected costs, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

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

New Regulatory or other Legal Requirements Could Materially Impact our Business

We, and our customers, are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet such as, but not limited to, laws and regulations relating to user privacy, data privacy, content, advertising, information security and intellectual property rights. We post on our web site our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices to comply with applicable laws. Interpretation of user privacy and data protection laws, and their application to the Internet in the U.S. and foreign jurisdictions is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

Various U.S. and foreign jurisdictions impose laws regarding the collection of data. Some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. If the scope of this type of legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

Domestic and foreign governments are also considering restricting the collection and use of Internet visitor data generally. Some jurisdictions are considering whether the collection of even anonymous data may invade the privacy of Web site visitors. If laws that limit data collection practices are enacted, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on collection of data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.

Businesses using our products may collect personal information from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. When required, we use a variety of data security procedures and practices such as encryption and masking algorithms to comply with applicable regulations, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us of such compliance, and could negatively impact our business. European Union members have imposed restrictions on the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our clients’ ability to use our products.

The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business.

The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. Today, our policies limit use of our consumer-facing site to adults over 18 years of age.

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

We may be unsuccessful in expanding our operations internationally, which could adversely affect our results of operations.

During the past decade, we have completed acquisitions outside the United States. Our ability to continue our international expansion involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

Our international operations may also fail due to other risks inherent in foreign operations, including:

•	varied, unfamiliar and unclear legal and regulatory restrictions, including different legal and regulatory standards applicable to Internet services, communications, privacy, and data protection;
•	difficulties in staffing and managing foreign operations;
•	differing intellectual property laws that may not provide sufficient protection for our intellectual property;
•	adverse tax consequences;
•	difficulty in addressing country-specific business requirements and regulations;
•	fluctuations in currency exchange rates;
•	strains on financial and other systems to properly administer VAT and other taxes; and
•	legal, political or systemic restrictions on the ability of U.S. companies to do business in foreign countries.

Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. We may find it impossible or prohibitively expensive to continue expand internationally or we may be unsuccessful in our attempt to do so, and our results of operations could be adversely impacted.

If our goodwill becomes impaired, we may be required to record a charge to earnings.

Under accounting principles generally accepted in the U.S., we review our goodwill for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. In December 2008, we recorded a $23.5 million impairment charge in connection with the Kasamba Inc. acquisition. From time to time, we may be required to record additional charges to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may negatively impacting our results of operations.

We are exposed to currency rate fluctuations and our results of operations may be affected as a result.

Although the functional currency of our Israeli subsidiaries is the U.S. dollar, as a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel has increased. In addition, the functional currency of our operations in the U.K. is the U.K. pound. Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could adversely affect our results of operations. Fluctuations in the value of the U.S. dollar relative to other foreign currencies affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. Currently, we are not a party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations for our international operations. We may seek to enter into hedging transaction in the future, but we may be unable to enter into those transactions successfully, on acceptable terms or at all. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

The success of our business is dependent on the retention of existing clients and their purchase of additional services, as well as attracting new customers and consumer users to our consumer services.

Our business services agreements typically have twelve month terms. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our clients, or any one client to whom we provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead clients to terminate our service. We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional clients or alternate revenue sources. Because of the historically small amount of services sold in initial orders, we depend on the growth of our customer base and sales to new clients and sales of additional services to our existing clients.

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

In addition, we rely in part on third-party service providers and other third parties for Internet connectivity and network infrastructure hosting, security and maintenance. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our Web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our reputation and business could be harmed.

We also depend on third parties for hardware and software and our consumer services depend on third parties for content. Such products and content could contain defects or inaccurate information. Problems arising from our use of such hardware or software or third party content could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts or to manage issues related to content. To the extent any such problems require us to replace such hardware or software we may not be able to do so on acceptable terms, if at all.

Privacy concerns relating to the Internet are increasing, which could result in new legislation, negative public perception and/or user behavior that negatively affects our business.

We collect data from live online Internet user dialogues and enable our clients to capture and save information about their Internet user interactions. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our clients. The foregoing could have a material adverse effect our business, results of operations and financial condition.

In addition, privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our clients may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has also adopted legislation which governs the collection and use of certain personal information, such as the Children’s Online Privacy Protection Act which directs the U.S. Federal Trade Commission to regulate the collection of data from children on commercial websites. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our clients’ ability to collect and use information about their interactions with their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

We may be liable if third parties misappropriate personal information belonging to our clients’ Internet users.

The dialogue transcripts of the text-based chats and email interactions between our clients and Internet users may include personal information, such as contact and demographic information. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our clients’ Internet users or the text of customer service inquiries, we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

The need to physically secure and securely transmit confidential information online has been a significant barrier to e-commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

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

In the future, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, either of which could harm our business. Any costs incurred as a result of potential liability relating to the sale of unlawful services or the unlawful sale of services could harm our business.

In addition to privacy legislation, any new legislation or regulation regarding the Internet, software sales or export and/or the Software-as-a-Service industry, and/or the application of existing laws and regulations to the Internet, software sales or export, and/or the Software-as-a-Service industry could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we operate outside the U.S., the international regulatory environment relating to the Internet, software sales or export, and/or the Software-as-a-Service industry could have a material adverse effect on our business, results of operations and financial condition.

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

We have a history of losses, we had an accumulated deficit of $109.4 million as of December 31, 2009 and we may incur losses in the future.

Although we achieved profitability in 2009, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and in 2009. We recorded a net loss of $23.8 million for the year ended December 31, 2008. As of December 31, 2009, our accumulated deficit was approximately $109.4 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

The non-payment or late payment of amounts due to us from a significant number of clients may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.

As of December 31, 2009, we had $45.6 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

We cannot assure our stockholders that our stock repurchase program will enhance/has enhanced long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

We cannot assure our stockholders that our current or future stock repurchase programs will enhance/has enhanced long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

On March 5, 2009, our Board of Directors approved an extension of our existing stock repurchase program through March 31, 2010. The program, originally announced in February 2007 and first extended on March 10, 2008, was due to expire at the end of the first quarter in 2009. Under the program, we are authorized to repurchase up to $8 million of our outstanding shares of common stock from time to time at prevailing prices in the open market or otherwise. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of March 1, 2010, approximately $3.9 million remained available for purchases under the program.

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

Our future success depends to a significant extent on the continued services of our senior management team. The loss of the services of any member of our senior management team could have a material and adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to successfully integrate newly-hired senior managers who would work together successfully with our existing management team.

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

Capital needs necessary to execute our business strategy could increase substantially and we may not be able to secure additional financing to execute this strategy.

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

Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2009, we had 239 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty in the region. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. In December 2008 and January 2009, Israel engaged in an armed conflict with Hamas, which involved additional missile strikes from the Gaza Strip into Israel and disrupted most day-to-day civilian activity in the proximity of the border with the Gaza Strip. Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activities or political instability in the region could adversely affect our operations in Israel and our business. Further deterioration of the situation might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

Risks Related to Our Industry

We are dependent on the continued growth and acceptance of the Internet as a medium for commerce, and the related expansion of the Internet infrastructure.

We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet as a medium for commerce. Convincing our clients to offer real-time sales, marketing and customer service technology may be difficult. The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

•	continued growth in the number of users;
•	concerns about transaction security or security problems such as “viruses” and “worms” or hackers;
•	concerns about the security of confidential information online;
•	continued development of the necessary technological infrastructure;
•	development of enabling technologies;
•	uncertain and increasing government regulation; and
•	the development of complementary services and products.

Future regulation of the Internet may slow our growth, resulting in decreased demand for our services and increased costs of doing business.

State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online. These laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our services, which could reduce demand for our services.

The growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that may inhibit the use of Internet-based communications or the information contained in these communications. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for our services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the Internet and other online services could increase our costs and harm our growth.

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

Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations, in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in market valuations of publicly-traded companies in general and Internet and other technology companies in particular;
•	our announcements of significant client contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;
•	our failure to complete significant sales;
•	additions or departures of key personnel;
•	future sales of our common stock;
•	changes in financial estimates by securities analysts; and
•	terrorist attacks against the United States, in Israel, or in the United Kingdom, the engagement in hostilities or an escalation of hostilities by or against the United States, Israel, or the United Kingdom, or the declaration of war or national emergency by the United States, Israel, or the United Kingdom.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may in the future be the target of similar litigation, which could result in substantial costs and distract management from other important aspects of operating our business.

Our stockholders who each own greater than five percent of the outstanding common stock and our named executive officers and directors will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our named executive officers and directors, in the aggregate, and as of December 31, 2009, beneficially own approximately 42.2% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 17,000 square feet at our headquarters location in New York City, under a lease expiring in July 2011. The board of directors has authorized management to pursue new office space for our headquarters. We expect to enter in to a new lease in the near term.

Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 44,000 square feet, under leases expiring in December 2010. In February 2010, they signed a lease for new office space of approximately 46,000 square feet expiring in December 2015.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 6,000 square feet, under a lease expiring in May 2010. In March 2010, we signed a lease for new office space of approximately 9,000 square feet expiring in November 2015.

Our wholly-owned subsidiary, LivePerson (UK) Ltd. maintains offices in Reading, United Kingdom of approximately 1,000 square feet, under a lease expiring in May 2011.

We also lease space for our primary and back-up hosting facilities at separate locations in the continental U.S.

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

Item 4. Reserved

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

	High	Low
Year ended December 31, 2009:
First Quarter	$2.27	$1.68
Second Quarter	$4.19	$2.28
Third Quarter	$5.15	$3.81
Fourth Quarter	$7.20	$4.76
Year ended December 31, 2008:
First Quarter	$5.16	$2.83
Second Quarter	$3.72	$2.51
Third Quarter	$3.42	$2.51
Fourth Quarter	$3.01	$1.27

Holders

As of March 1, 2010, there were approximately 233 holders of record of our common stock.

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

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of March 1, 2010, approximately $3.9 million remained available for purchases under the program. Our Board of Directors may discontinue the program at any time.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2009 – 10/31/2009	—	$—	—	$3,946,000
11/1/2009 – 11/30/2009	—	—	—	3,946,000
12/1/2009 – 12/31/2009	—	—	—	3,946,000
Total	—	$—	—	$3,946,000

Stock Performance Graph

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among LivePerson, Inc., The S&P Smallcap 600 Index
And The S&P Information Technology Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
 Fiscal year ending December 31.

 Copyright 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Notes:

(1)	The graph covers the period from December 31, 2004 to December 31, 2009.
(2)	The graph assumes that $100 was invested at the market close on December 31, 2004 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2007, 2006 and 2005 and the related statements of operations for the years ended December 31, 2006 and 2005 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of Kasamba in October 2007 and Proficient in July 2006, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$87,490	$74,655	$52,228	$33,521	$22,277
Operating expenses:
Cost of revenue(1)	21,076	20,307	13,534	7,621	4,297
Product development(1)	12,111	12,899	9,032	5,062	2,699
Sales and marketing(1)	27,355	26,124	16,124	11,864	6,975
General and administrative(1)	13,417	13,042	9,208	6,542	4,458
Amortization of intangibles	745	1,407	1,116	1,383	931
Goodwill impairment	—	23,501	—	—	—
Total operating expenses	74,704	97,280	49,014	32,472	19,360
Income (loss) from operations	12,786	(22,625)	3,214	1,049	2,917
Other income (expense):
Financial (expense)	(80)	(376)	(18)	(58)	(45)
Interest income	94	329	914	773	345
Total other income (expense), net	14	(47)	896	715	300
Income (loss) before (provision for) benefit from income taxes	12,800	(22,672)	4,110	1,764	3,217
(Provision for) benefit from income taxes(2)	(5,037)	(1,165)	1,711	438	(675)
Net income (loss) attributable to common stockholders	$7,763	$(23,837)	$5,821	$2,202	$2,542
Basic net income (loss) per common share	$0.16	$(0.50)	$0.13	$0.06	$0.07
Diluted net income (loss) per common share	$0.16	$(0.50)	$0.12	$0.05	$0.06
Weighted average shares outstanding used in basic net income (loss) per common share calculation	47,962,688	47,428,251	43,696,378	39,680,182	37,557,722
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	49,008,440	47,428,251	46,814,080	43,345,232	39,885,328

(1)	For the years ended December 31, 2009, 2008, 2007 and 2006, includes stock-based compensation expense related to the adoption of ASC 718-10.

(2)	For the years ended December 31, 2007 and 2006, the benefit from income taxes is related the release of the Company’s valuation allowance against deferred tax assets.

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,572	$25,500	$26,222	$21,729	$17,117
Working capital	39,996	19,924	17,641	19,233	15,668
Total assets	104,281	81,948	102,488	43,315	21,426
Total stockholders’ equity	81,137	63,583	84,712	34,549	17,213

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

Overview

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent experts with individual consumers seeking help on the Web, our hosted software platform creates more relevant, compelling and personalized online experiences. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.

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

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Upgrading our technology. We are increasing the level of automation used to deploy our services within the business segment enabling faster, more efficient deployment and expansion. We are also investing in data reporting tools that will enable our customers to analyze their online businesses at a more detailed level and with greater reporting flexibility. We are implementing a new billing platform for the consumer segment that will allow greater fee structure flexibility in how we charge consumers.
•	Expanding our international presence. We are increasing our investment in large international markets primarily in Western Europe where we can leverage our brand recognition and potentially expand our client base.

•	Reorganizing and expanding our sales organization to improve operating efficiencies. We recently restructured our sales force with a single head of sales to leverage symmetries between our direct sales force and the sales force for small and mid-sized businesses (“SMB”). In addition, we created a middle-market sales team to target companies that have growing contact centers and moderate website traffic. With a targeted product offering and dedicated sales team, we can more effectively serve this area of the market.

FOURTH QUARTER AND YEAR ENDED 2009

Highlights of the three months and year ended December 31, 2009 compared to the comparable periods in 2008 are as follows:

•	Revenue increased 26% and 17% to $24.8 million and $87.5 million in the three and twelve months ended December 31, 2009, respectively from $19.6 million and $74.7 million in the comparable periods in 2008.
•	Gross profit margin increased to 76% in the three and twelve months ended December 31, 2009 from 75% and 73% in the comparable periods in 2008.
•	Operating expenses decreased 52% and 23% to $20.1 million and $74.7 million in the three and twelve months ended December 31, 2009, respectively from $42.0 million and $97.3 million in the comparable periods in 2008. The decrease in operating expenses is primarily attributable to a goodwill impairment charge in the amount of $23.5 million in 2008.
•	Net income increased 113% and 133% to $3.1 million and $7.8 million in the three and twelve months ended December 31, 2009, respectively from net loss of $23.8 million for the three and twelve months ended December 31, 2008.

On October 3, 2007, we acquired Kasamba Inc., a facilitator of online transactions between independent service providers (“experts”), who provide expert online advice to individual consumers (“users”) for total consideration of approximately $35.9 million. The acquisition accelerated our expansion into the business-to-consumer market, and is expected to extend the value we deliver to our growing base of business customers through a community that will connect consumers with experts in a range of categories. Under the terms of the agreement, we acquired all of the outstanding capital stock of Kasamba in exchange for 4,130,776 shares of our common stock, $9.0 million in cash and the assumption of 623,824 Kasamba options. The net intangibles of $2.4 million and $3.9 million are included in “Assets — Intangibles, net” on our December 31, 2009 and December 31, 2008 balance sheets, respectively.

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because we provide our application as a service, we follow the provisions of ASC 605-10-S99, “Revenue Recognition” and 605-25, “Revenue Recognition with Multiple-Element Arrangements.” We charge a monthly fee, which varies by service and client usage. The majority of our larger clients also pay a professional services fee related to implementation. We defer these implementation fees and associated direct costs and recognize them ratably over the expected term of the client relationship upon commencement of the hosting services. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

For revenue generated from online transactions between experts and users, we recognize revenue net of expert fees in accordance with ASC 605-45, “Principle Agent Considerations,” due to the fact that we perform as an agent without any risk of loss for collection. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

Stock-Based Compensation

We follow ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

We adopted ASC 718-10 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements as of and for the years ended December 31, 2009, 2008, 2007 and 2006 reflect the impact of ASC 718-10. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718-10.

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Stock-based compensation recognized in our Consolidated Statement of Operations for the years December 31, 2009, 2008, 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of December 31, 2009, there was approximately $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Accounts Receivable

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2009, 2008 and 2007. One customer accounted for approximately 12% of accounts receivable at December 31, 2009. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008. We increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000.

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

In 2009, the Company evaluated goodwill using a combination of discounted cash flows, prior transactions and quoted market prices methods and determined that no impairment had occurred.

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

Recently Issued FASB Accounting Standards Updates

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on our consolidated financial statements.

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

In September 2009, the FASB published Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, to permit a reporting entity to measure the fair value of certain investments based on the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments about the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this update will not have a material impact on our consolidated financial statements.

In August 2009, FASB Accounting Standards Update 2009-05 included amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this update did not have a material impact on our consolidated financial statements.

In July 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in ASC 105-10 will become nonauthoritative. Following ASC 105-10, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. ASC 105-10 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” ASC 855-10 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.” ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815-10 relates specifically to disclosures, it currently has no impact on our consolidated financial statements.

In December 2007, the FASB issued ASC 805-10, “Business Combinations.” ASC 805-10 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. ASC 805-10 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is effective for fiscal years beginning after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and on our consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, which will be effective for years beginning after November 15, 2008. We adopted the required provisions of ASC 820-10 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued ASC 820-10-15, “Effective Date of FASB ASC 820-10.” ASC 820-10-15 delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued ASC 820-10-35, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” ASC 820-10-35 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820-10. This ASC clarifies the application of ASC 820-10 in determining the fair values of assets or liabilities in a market that is not active. In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-65 does not change the definition of fair value as detailed in ASC 820-10, but provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of ASC 820-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 86% of total revenue for the years ended December 31, 2009 and 2008. Revenue from our Business segment accounted for 95% of total revenue for the year ended December 31, 2007. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the year ended December 31, 2009. Revenue attributable to our monthly hosted Business services accounted for 94% of total Business revenue for the years ended December 31, 2008 and 2007. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between experts and users and is recognized net of expert fees and accounted for approximately 14% of total revenue for the years ended December 31, 2009 and 2008. Revenue generated from online transactions between experts and users accounted for approximately 5% of total revenue for the year ended December 31, 2007. In 2007, only 3 months of revenue from the consumer segment was included in our results of operations.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with Web hosting and call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

Operating Expenses

Our cost of revenue consists of:

•	compensation costs relating to employees who provide customer support and implementation services to our clients;
•	compensation costs relating to our network support staff;
•	depreciation of certain hardware and software;
•	allocated occupancy costs and related overhead;
•	the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity;
•	the credit card fees and related payment processing costs associated with the consumer and SMB services; and
•	amortization of certain intangibles.

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

During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2009, 2008 and 2007 consist of:

	2009	2008	2007
	(In Thousands)
Stock-based compensation expense related to ASC 718-10	$4,726	$4,266	$3,881
Total	$4,726	$4,266	$3,881

Results of Operations

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual users.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenue — Business.  Revenue increased by 18% to $75.6 million for the year ended December 31, 2009, from $64.1 million for the year ended December 31, 2008. This increase is primarily attributable to revenue from new clients in the amount of approximately $7.0 million and, to a lesser extent, to revenue from existing clients who increased their use of our services in the amount of approximately $4.5 million, net of cancellations, partially offset by a decrease in professional services revenue of approximately $317,000. Our revenue growth has traditionally been driven by a mix of revenue from new clients as well as expansion from existing clients.

Revenue — Consumer.  Revenue increased by 13% to $11.9 million for the year ended December 31, 2009, from $10.6 million for the year ended December 31, 2008. This increase is primarily attributable to a 15% increase in the fees we charge experts in the amount of approximately $1.2 million and, to a lesser extent, to an increase in gross revenue in the amount of approximately $150,000.

Cost of Revenue — Business.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 6% to $17.5 million in 2009, from $16.6 million in 2008. This increase in expense is primarily attributable to an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.2 million as a result of increased revenue and was partially offset by lower total compensation costs for our customer service and network support personnel and costs of supporting our server and network infrastructure in the amount of approximately $263,000.

Cost of Revenue — Consumer.  Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 4% to $3.6 million in 2009, from $3.7 million in 2008. This decrease is primarily attributable to lower total compensation costs for our customer service and network support personnel and costs of supporting our server and network infrastructure in the amount of approximately $224,000 and was partially offset by an increase in expenses for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $107,000 as a result of increased revenue.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs decreased by 6% to $12.1 million in 2009, from $12.9 million in 2008. This decrease is primarily attributable to lower total compensation costs for product development personnel as a result of favorable currency rate movements related to our Israeli operations as compared to the same period in 2008.

Sales and Marketing — Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 14% to $20.4 million in 2009, from $17.8 million in 2008. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $2.6 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.  Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses decreased by 15% to $7.0 million in 2009, from $8.3 million in 2008. This decrease is primarily attributable to more efficient allocation of advertising and promotional spending that resulted in a decrease in expenses of approximately $1.8 million and was partially offset by an increase in compensation and allocated overhead for marketing personnel in the amount of approximately $604,000.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 3% to $13.4 million in 2009, from $13.0 million in 2008. The increase is primarily attributable to increases in compensation expense of approximately $947,000 partially offset by a decrease in accounting, legal, recruiting and related overhead in the amount of $557,000.

Amortization of Intangibles.  Amortization expense was $745,000 and $1.4 million in the years ended December 31, 2009 and 2008, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. Amortization expense is expected to be approximately $1.5 million in the year ended December 31, 2010.

Other Income (Expense).  Financial expense in 2009 was $80,000 and $376,000 in the twelve months ended December 31, 2009 and 2008 respectively, and relates to unfavorable currency rate movements, related to our Israeli operations. Interest income was $94,000 and $329,000 in the twelve months ended December 31, 2009 and 2008 respectively, and consists of interest earned on cash and cash equivalents. These decreases are primarily attributable to decreases in short-term interest rates.

(Provision for) Benefit from Income Taxes.  For the year ended December 31, 2009, our effective tax rate was 39.4% resulting in a provision for income taxes of $5.0 million. For the year ended December 31, 2008, our effective tax rate was 5.1% resulting in a provision for income taxes of $1.2 million in 2008. Although we had a net loss of $23.8 million in 2008, we generated taxable income because the net loss was driven primarily by a non-deductible goodwill impairment charge.

Net Income (Loss).  We had net income of $7.8 million in 2009 compared to net loss of $23.8 million in 2008. Revenue increased $12.8 million and operating expenses decreased $22.6 million, contributing to a net increase in income from operations of $35.4 million. The decrease in operating expenses is primarily attributable to a goodwill impairment charge in the amount of $23.5 million in 2008. Excluding the impact of the goodwill impairment in 2008, income from operations increased as compared to 2008 due primarily to net income in both Business and Consumer segments.

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

Net (Loss) Income.  We had a net loss of $23.8 million in 2008 compared to net income of $5.8 million in 2007. Revenue increased $22.4 million and operating expenses increased $48.3 million, contributing to a net decrease in income from operations of $25.8 million. The increase in operating expenses is primarily attributable to a goodwill impairment charge in the amount of $23.5 million. Excluding the impact of the goodwill impairment, income from operations decreased as compared to 2007 due primarily to losses from the Consumer segment.

Liquidity and Capital Resources

As of December 31, 2009, we had $45.6 million in cash and cash equivalents, an increase of approximately $20.1 million from December 31, 2008. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, to the excess tax benefit from the exercise of employee stock options and proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by the purchases of fixed assets related to the build-out of our collocation facility. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $21.0 million in the year ended December 31, 2009 and consisted of net income, increases in accounts payable, accrued expenses, deferred income taxes, non-cash expenses related to ASC 718-10, depreciation and to the amortization of intangibles partially offset by decreases in accounts receivable and prepaid expenses and other current assets. Net cash provided by operating activities was $8.0 million in the year ended December 31, 2008 and consisted of a net loss, increases in accounts receivable and deferred income taxes offset by goodwill impairment, non-cash expenses related to ASC 718-10 and to the amortization of intangibles.

Net cash used in investing activities was $6.0 million in the year ended December 31, 2009 and was due primarily to purchase of fixed assets. Net cash used in investing activities was $7.1 million in the year ended December 31, 2008 and was due primarily to purchase of fixed assets related to the build-out of our collocation facility.

Net cash provided by financing activities was $5.1 million in the year ended December 31, 2009 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from the issuance of common stock in connection with the exercise of stock options by employees partially offset by the repurchase of common stock. Net cash used in financing activities was $1.4 million in the year ended December 31, 2008 and was attributable to the repurchase of our common stock offset by the excess tax benefit and proceeds from the exercise of employee stock options. On March 5, 2009, our Board of Directors approved an extension of our existing stock repurchase program to repurchase up to an aggregate of $8.0 million of our common stock through the end of the first quarter of 2010.

We have incurred significant costs to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2009, we had an accumulated deficit of approximately $109.4 million. These losses were funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2009 and 2008 was approximately $4.9 million and $3.3 million, respectively.

As of December 31, 2009, our principal commitments were approximately $13.4 million under various operating leases, of which approximately $5.1 million is due in 2010. We do not currently expect that our principal commitments for the year ending December 31, 2010 will exceed $7.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $7.0 million in 2010.

Our contractual obligations at December 31, 2009 are summarized as follows:

	Payments Due by Period
	(In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$13,416	$5,181	$5,672	$2,563	$—
Total	$13,416	$5,181	$5,672	$2,563	$—

Capital Expenditures

During 2007, we began to build a collocation facility in the eastern U.S. to host the Business and Consumer services. Through December 31, 2009, we spent approximately $11.0 million for servers, network components and related hardware and software. Though we expect to incur additional costs in 2010 related to the continued build-out of our collocation facilities and similar backup facilities to support disaster recovery capabilities in the U.S and U.K, our total capital expenditures are not currently expected to exceed $7.0 million in 2010. We anticipate that our current cash and cash equivalents from operations will be sufficient to complete the build-out.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2009, the U.S dollar appreciated against the NIS to levels more consistent with the recent historical average which had a positive impact on our results of operations and financial conditions when compared to 2008. For the year ended December 31, 2009, expenses generated by our Israeli operations totaled $23.0 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000. During 2008, we increased our allowance for doubtful accounts by $148,000 to approximately $356,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $16,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $340,000.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (“LivePerson, Inc.”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2010

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$45,572	$25,500
Accounts receivable, net of allowance for doubtful accounts of $395 and $340, in 2009 and 2008, respectively	10,265	7,574
Prepaid expenses and other current assets	3,661	1,706
Deferred tax assets, net	1,460	1,772
Total current assets	60,958	36,552
Property and equipment, net	9,551	7,473
Intangibles, net	2,821	4,319
Goodwill	23,920	24,388
Deferred tax assets, net	4,777	7,330
Deferred implementation costs, net of current	136	147
Security deposits	326	349
Other assets	1,792	1,390
Total assets	$104,281	$81,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,375	$3,555
Accrued expenses	10,895	9,088
Deferred revenue	4,692	3,985
Total current liabilities	20,962	16,628
Deferred revenue, net of current	506	347
Other liabilities	1,676	1,390
Total liabilities	23,144	18,365
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 49,435,682 shares issued and outstanding at December 31, 2009; 47,357,017 shares issued and outstanding at December 31, 2008	49	47
Additional paid-in capital	190,692	180,869
Accumulated deficit	(109,432)	(117,195)
Accumulated other comprehensive loss	(172)	(138)
Total stockholders’ equity	81,137	63,583
Total liabilities and stockholders’ equity	$104,281	$81,948

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2009	2008	2007
Revenue	$87,490	$74,655	$52,228
Operating expenses:
Cost of revenue	21,076	20,307	13,534
Product development	12,111	12,899	9,032
Sales and marketing	27,355	26,124	16,124
General and administrative	13,417	13,042	9,208
Amortization of intangibles	745	1,407	1,116
Goodwill impairment	—	23,501	—
Total operating expenses	74,704	97,280	49,014
Income (loss) from operations	12,786	(22,625)	3,214
Other income (expense):
Financial expense	(80)	(376)	(18)
Interest income	94	329	914
Total other income (expense), net	14	(47)	896
Income (loss) before (provision for) benefit from income taxes	12,800	(22,672)	4,110
(Provision for) benefit from income taxes	(5,037)	(1,165)	1,711
Net income (loss)	7,763	(23,837)	5,821
Basic net income (loss) per common share	$0.16	$(0.50)	$0.13
Diluted net income (loss) per common share	$0.16	$(0.50)	$0.12
Weighted average shares outstanding used in basic net income (loss) per common share calculation	47,962,688	47,428,251	43,696,378
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	49,008,440	47,428,251	46,814,080

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2006	41,078,156	$41	$133,693	$(99,179)	$(6)	$34,549
Issuance of common stock in connection with Kasamba acquisition	4,130,776	4	23,921	—	—	23,925
Vested options issued in connection with Kasamba acquisition	—	—	1,965	—	—	1,965
Issuance of common stock in connection with Proficient acquisition	1,127,985	1	8,893	—	—	8,894
Issuance of common stock upon exercise of stock options and warrants	1,555,211	2	2,586	—	—	2,588
Stock-based compensation	—	—	3,881	—	—	3,881
Tax benefit from exercise of employee stock options	—	—	3,102	—	—	3,102
Net income	—	—	—	5,821	—	5,821
Other comprehensive loss	—	—	—	—	(13)	(13)
Comprehensive income						5,808
Balance at December 31, 2007	47,892,128	48	178,041	(93,358)	(19)	84,712
Repurchase of common stock	(1,374,217)	(2)	(4,067)	—	—	(4,069)
Issuance of common stock upon exercise of stock options	839,106	1	912	—	—	913
Stock-based compensation	—	—	4,266	—	—	4,266
Tax benefit from exercise of employee stock options	—	—	1,717	—	—	1,717
Net loss	—	—	—	(23,837)	—	(23,837)
Other comprehensive loss	—	—	—	—	(119)	(119)
Comprehensive loss						(23,956)
Balance at December 31, 2008	47,357,017	47	180,869	(117,195)	(138)	63,583
Repurchase of common stock	(16,223)	—	(28)	—	—	(28)
Issuance of common stock upon exercise of stock options	2,094,888	2	4,189	—	—	4,191
Stock-based compensation	—	—	4,726	—	—	4,726
Tax benefit from exercise of employee stock options	—	—	936	—	—	936
Net income	—	—	—	7,763	—	7,763
Other comprehensive loss	—	—	—	—	(34)	(34)
Comprehensive income						7,729
Balance at December 31, 2009	49,435,682	$49	$190,692	$(109,432)	$(172)	$81,137

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$7,763	$(23,837)	$5,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	23,501	—
Stock-based compensation expense	4,726	4,266	3,881
Depreciation	3,347	2,093	802
Amortization of intangibles	1,973	2,634	1,772
Provision for doubtful accounts, net	68	148	103
Deferred income taxes	2,865	(1,091)	(4,980)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,760)	(1,696)	(1,861)
Prepaid expenses and other current assets	(1,948)	(78)	(207)
Deferred implementation costs	12	(67)	(80)
Security deposits	23	150	15
Other assets	(116)	—	—
Accounts payable	1,836	1,293	877
Accrued expenses	2,367	337	2,105
Deferred revenue	866	332	745
Net cash provided by operating activities	21,022	7,985	8,993
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(5,442)	(6,833)	(1,709)
Acquisition of Kasamba, net of cash acquired		(111)	(8,194)
Acquisition of Proficient	(98)	(205)	(237)
Acquisition of patents	(475)	—	—
Net cash used in investing activities	(6,015)	(7,149)	(10,140)
Cash flows from financing activities:
Repurchase of common stock	(28)	(4,069)	—
Excess tax benefit from the exercise of employee stock options and warrants	936	1,717	3,102
Proceeds from issuance of common stock in connection with the exercise of options and warrants	4,191	913	2,551
Net cash provided by (used in) financing activities	5,099	(1,439)	5,653
Effect of foreign exchange rate changes on cash and cash equivalents	(34)	(119)	(13)
Net increase (decrease) in cash and cash equivalents	20,072	(722)	4,493
Cash and cash equivalents at the beginning of the year	25,500	26,222	21,729
Cash and cash equivalents at the end of the year	$45,572	$25,500	$26,222

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2009, the Company settled a pre-acquisition contingency resulting in a decrease in accrued expenses in the amount of $566.

Cash flows from investing activities for the year ended December 31, 2009 does not include the purchases of approximately $259 of capitalized equipment related to the Company’s collocation facility as the corresponding invoices are included in accounts payable at December 31, 2009, and therefore did not have an impact on cash flows for the period.

Cash flows from investing activities for the year ended December 31, 2008 does not include the purchases of approximately $276 of capitalized equipment related to the Company’s collocation facility as the corresponding invoices were included in accounts payable at December 31, 2008, and therefore did not have an impact on cash flows for the period.

Cash flows from investing activities for the year ended December 31, 2007 does not include the purchases of approximately $1,276 of capitalized equipment and $117 of acquisition costs related to Kasamba as the corresponding invoices were included in accounts payable at December 31, 2007, and therefore did not have an impact on cash flows for the period.

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

The Company’s primary revenue source is from the sale of the LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk, and online sales support are located in Israel. The Company also maintains sales and professional services offices in Atlanta and the United Kingdom.

(b) Principles of Consolidation

The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Reclassification

Certain prior year financial information has been reclassified to conform with fiscal 2009 financial statement presentation.

(d) Use of Estimates

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

(f) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2009, 2008 and 2007 was $3,347, $2,093, and $802, respectively.

(g) Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

(i) Revenue Recognition

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of FASB ASC 605-10-S99, “Revenue Recognition” and ASC 605-25, “Revenue Recognition with Multiple-Element Arrangements.” The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company defers these implementation fees and associated direct costs and recognizes them ratably over the expected term of the client relationship upon commencement of the hosting services. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

For revenue generated from online transactions between Experts and Users, the Company recognizes revenue net of the expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due to the fact that the Company performs as an agent without any risk of loss for collection. The Company collects a

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

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

(k) Advertising Costs

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $6,098, $7,784, and $2,674 for the years ended December 31, 2009, 2008 and 2007, respectively.

(l) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2009 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2009, 2008 or 2007. One customer accounted for approximately 12% of accounts receivable at December 31, 2009. No single customer accounted for or exceeded 10% of accounts receivable at December 31, 2008.

(m) Stock-based Compensation

The Company follows FASB ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statement of Operations for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Cost of revenue	$790	$557	$475
Product development expense	1,402	1,287	1,360
Sales and marketing expense	1,337	1,250	1,047
General and administrative expense	1,197	1,172	999
Total stock based compensation included in operating expenses	$4,726	$4,266	$3,881

The per share weighted average fair value of stock options granted and assumed during the years ended December 31, 2009, 2008 and 2007 was $1.53, $1.84 and $3.76, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.8% – 3.9%	1.9% – 4.0%	4.3% – 5.3%
Expected life (in years)	5.0	4.2 – 5.0	4.2
Historical volatility	61.3% – 68.2%	68.5% – 71.5%	72.2% – 75.7%

(n) Basic and Diluted Net Income per Share

The Company calculates earnings per share (“EPS”) in accordance with the provisions of ASC 260-10 and the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 98. Under ASC 260-10, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

Diluted net income per common share for the year ended December 31, 2009 includes the effect of options to purchase 3,358,569 shares of common stock with a weighted average exercise price of $2.04. Diluted net income per common share for the year ended December 31, 2009 does not include the effect of options to purchase 5,353,242 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

net income per common share for the year ended December 31, 2008 does not include the effects of options to purchase 9,939,045 shares of common stock and warrants to purchase 63,000 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2007 includes the effect of options to purchase 5,566,416 shares of common stock, with a weighted average exercise price of $2.34, and warrants to purchase 63,000 shares of common stock with a weighted average exercise price of $3.25. Diluted net income per common share for the year ended December 31, 2007 does not include the effect of options to purchase 3,430,950 shares of common stock as the effect of their inclusion is anti-dilutive. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2009	2008	2007
Basic	47,962,688	47,428,251	43,696,378
Effect of assumed exercised options	1,045,752	—	3,117,702
Diluted	49,008,440	47,428,251	46,814,080

(o) Segment Reporting

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October 2007, the Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Company may reorganize its operations in the future when the integration of its products and services are complete. The Business segment supports and manages real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements and are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development, general and administrative and income taxes because management does not use this information to measure performance of the operating segments. There are currently no intersegment sales.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Summarized financial information by segment for the year ended December 31, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$72,372	$—	$72,372	$—
Hosted services – Consumer	11,942	—	—	11,942
Professional services	3,176	—	3,176	—
Total revenue	87,490	—	75,548	11,942
Cost of revenue	21,076	—	17,522	3,554
Sales and marketing	27,355	—	20,350	7,005
Amortization of intangibles	745	—	457	288
Unallocated corporate expenses	25,528	25,528	—	—
Operating income (loss)	$12,786	$(25,528)	$37,219	$1,095

Summarized financial information by segment for the year ended December 31, 2008, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$60,601	$—	$60,601	$—
Hosted services – Consumer	10,560	—	—	10,560
Professional services	3,494	—	3,494	—
Total revenue	74,655	—	64,095	10,560
Cost of revenue	20,307	—	16,597	3,710
Sales and marketing	26,124	—	17,837	8,287
Amortization of intangibles	1,407	—	886	521
Goodwill impairment	23,501	—	—	23,501
Unallocated corporate expenses	25,941	25,941	—	—
Operating (loss) income	$(22,625)	$(25,941)	$28,775	$(25,459)

Summarized financial information by segment for the year ended December 31, 2007, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer(1)
Revenue:
Hosted services – Business	$46,590	$—	$46,590	$—
Hosted services – Consumer	2,851	—	—	2,851
Professional services	2,787	—	2,787	—
Total revenue	52,228	—	49,377	2,851
Cost of revenue	13,534	—	12,713	821
Sales and marketing	16,124	—	14,530	1,594
Amortization of intangibles	1,465	—	1,316	149
Unallocated corporate expenses	17,891	17,891	—	—
Operating (loss) income	$3,214	$(17,891)	$20,818	$287

(1)	Represents three months of operations for Kasamba, commencing October 3, 2007.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Revenues attributable to domestic and foreign operations follows:

	December 31,
	2009	2008	2007
United States	$67,244	$55,749	$43,223
United Kingdom	9,650	8,026	4,381
Other Countries	10,596	10,880	4,624
Total revenue	$87,490	$74,655	$52,228

Long-lived assets by geographic region follows:

	December 31,
	2009	2008
United States	$29,508	$29,664
Israel	13,815	15,732
Total long-lived assets	$43,323	$45,396

(p) Comprehensive Loss

ASC 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive loss, which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s comprehensive loss for all periods presented is related to the effect of foreign translation losses.

(q) Computer Software

In April 1998, the American Institute of Certified Public Accountants issued ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” ASC 350-40 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $847 as of December 31, 2009 and $2,155 as of December 31, 2008. Software costs are included in “Property and equipment, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally three years.

(r) Goodwill and Intangible Assets

The Company follows the provisions of ASC 350-10, “Goodwill and Other Intangible Assets,” (“ASC 350-10”). Pursuant to ASC 350-10, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually using a measurement date of July 31. As a result of the significant deterioration of the Company’s market capitalization in the fourth quarter of 2008, the Company reevaluated goodwill related to its Consumer segment using a combination of discounted cash flows, prior transactions and quoted price methods. Due to weaker than expected financial performance of these operations in the latter portion of 2008, the Company recorded a non-cash goodwill impairment charge in the amount of $23,501. In 2009, the Company evaluated goodwill using a combination of discounted cash flows, prior transactions and quoted market prices methods and determined that no impairment had occurred. Goodwill has been allocated to the Company’s operating segments, for the purposes of preparing our impairment analyses, based on a specific identification basis. ASC 350-10 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

(t) Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The translation adjustment of $34, $119 and $13 for the years ended December 31, 2009, 2008 and 2007 is related to the Company’s wholly-owned United Kingdom subsidiary. The functional currency of the Company’s wholly-owned Israeli subsidiaries is the U.S. dollar.

(u) Recently Issued Accounting Standard Updates

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

In October 2009, FASB Accounting Standards Update 2009-13 addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this update amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

In September 2009, the FASB published Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, to permit a reporting entity to measure the fair value of certain investments based on the net asset value per share of the investment (or its equivalent). This update also requires new disclosures, by major category of investments about the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

In August 2009, FASB Accounting Standards Update 2009-05 included amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. ASC 105-10 will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in ASC 105-10 will become nonauthoritative. Following ASC 105-10, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. ASC 105-10 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events.” ASC 855-10 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides; (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.” ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815-10 relates specifically to disclosures, it currently has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10, “Business Combinations.” ASC 805-10 established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. ASC 805-10 also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 is effective for fiscal years beginning after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, which will be effective for years beginning after November 15, 2008. The Company adopted the required provisions of ASC 820-10 that became effective in its first quarter of 2008. The adoption of these provisions did not have a material impact on its consolidated financial statements. In February 2008, the FASB issued ASC 820-10-15, “Effective Date of FASB ASC 820-10.” ASC 820-10-15 delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued ASC 820-10-35, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” ASC 820-10-35 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820-10. This ASC clarifies the application of ASC 820-10 in determining the fair values of assets or liabilities in a market that is not active. In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-65 does not change the definition of fair value as detailed in ASC 820-10, but provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of ASC 820-10-65 are effective

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

(v) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, security deposits, accounts payable and deferred revenue carrying amounts approximate fair value because of the short maturity of these instruments.

(w) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	98	98	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of December 31, 2009	$23,920	$15,896	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2007	$51,684	$18,744	$32,940
Adjustments to goodwill:
Impairment (see Note 1(r))	(23,501)	—	(23,501)
Release of valuation reserve on deferred tax asset (see Note 2)	(3,867)	(3,025)	(842)
Other	72	79	(7)
Balance as of December 31, 2008	$24,388	$15,798	$8,590

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Intangible assets are summarized as follows (see Note 2):

Acquired Intangible Assets

	As of December 31, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,262
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	473
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	18
Other	235	3.0 years	176
Total	$9,560		$6,739

	As of December 31, 2008
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$2,034
Customer contracts/customer lists	2,400	3.0 years	1,961
Trade names	630	3.0 years	263
Non-compete agreements	410	1.2 years	410
Other	235	3.0 years	98
Total	$9,085		$4,766

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1,973, $2,634 and $1,772 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $1,487 in 2010, $964 in 2011, $43 in 2012, $43 in 2013, $43 in 2014 and $241 thereafter.

(2) Asset Acquisitions

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the twelve months ended December 31, 2008, the Company incurred additional costs related to litigation resulting from an earn-out dispute in the amount of $79, net and reduced the valuation reserve on acquired net operating losses in the amount of $3,025, resulting in a net decrease in goodwill in the amount of $2,946. During the twelve months ended December 31, 2009, the Company incurred additional costs related to the earn-out litigation in the amount of $98, resulting in an increase in goodwill.

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

Kasamba Inc.

On October 3, 2007, the Company acquired Kasamba Inc. (“Kasamba”), an online provider of live expert advice delivered to consumers via real-time chat. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Kasamba were included in the Company’s consolidated results of operations from October 3, 2007. During the twelve months ended December 31, 2008, the Company reduced accrued acquisitions costs in the amount of $7, reduced the valuation reserve on acquired net operating losses in the amount of $842 and recorded an impairment charge in the amount of $23,501, resulting in a decrease in goodwill in the amount of $24,350. During the twelve months ended December 31, 2009, the Company settled a pre-acquisition contingency resulting in a $566 decrease in goodwill.

(3) Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2009	2008
Computer equipment and software	$17,045	$11,690
Furniture, equipment and building improvements	811	741
	17,856	12,431
Less accumulated depreciation	8,305	4,958
Total	$9,551	$7,473

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
Payroll and other employee related costs	$7,557	$5,536
Professional services, consulting and other vendor fees	2,370	2,879
Sales commissions	608	256
Other	360	417
Total	$10,895	$9,088

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

Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8,000. As of December 31, 2009, the Company had repurchased 16,223 shares of its common stock for an aggregate cost of approximately $28.

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of December 31, 2009, approximately 17,806,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2009). As of December 31, 2009 and 2008, there was approximately $7,036 and $10,385, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of December 31, 2009, is expected to be recognized over a weighted average period of approximately 2.1 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance. Pursuant to the provisions of the Employee Stock Purchase Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. As of December 31, 2009, approximately 1,770,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2009). On the first trading day in January 2010, 150,000 additional shares of common stock were reserved for issuance under the Employee Stock Purchase Plan pursuant to its automatic increase provisions. Effective October 2001, the Company suspended the Employee Stock Purchase Plan until further notice.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(5) Stock Options and Employee Stock Purchase Plan  – (continued)

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2006	8,015,504	$2.78
Options granted and assumed	3,280,934	5.54
Options exercised	(1,429,962)	1.77
Options cancelled	(561,200)	5.32
Options outstanding at December 31, 2007	9,305,276	3.72
Options granted	2,487,900	3.10
Options exercised	(839,106)	1.01
Options cancelled	(1,015,025)	4.59
Options outstanding at December 31, 2008	9,939,045	3.67
Options granted	1,960,500	2.66
Options exercised	(2,094,888)	2.06
Options cancelled	(1,092,849)	3.65
Options outstanding at December 31, 2009	8,711,808	$3.82
Options exercisable at December 31, 2007	4,956,193	$2.50
Options exercisable at December 31, 2008	5,467,794	$3.14
Options exercisable at December 31, 2009	4,463,915	$4.03

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $6,204, $1,782 and $4,900, respectively. The total intrinsic value of options exercisable at December 31, 2009, 2008 and 2007 was approximately $12,799, $1,300 and $13,800, respectively. The total intrinsic value of options expected to vest at December 31, 2009, 2008 and 2007 is approximately $14,318, $3 and $3,200, respectively. A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the years ended December 31, 2008 and 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2008	4,349,083	$3.18
Granted	2,487,900	1.84
Vested	(1,644,945)	2.86
Cancelled	(720,787)	2.83
Nonvested Shares at December 31, 2008	4,471,251	$2.59
Nonvested Shares at January 1, 2009	4,471,251	$2.59
Granted	1,960,500	1.53
Vested	(1,539,923)	2.65
Cancelled	(643,935)	2.18
Nonvested Shares at December 31, 2009	4,247,893	$2.13

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(6) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Balance at End of Period
For the year ended December 31, 2009
Allowance for doubtful accounts	$340	$68	$(13)	$395
For the year ended December 31, 2008
Allowance for doubtful accounts	$208	$148	$(16)	$340
For the year ended December 31, 2007
Allowance for doubtful accounts	$105	$103	$—	$208

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2009, the Company had approximately $8,526 of federal NOL carryforwards available to offset future taxable income. Included in this amount is $7,141 of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.

At December 31, 2007, management determined that it is more likely than not that the Company would realize the benefits of its deductible differences and tax loss carryforwards. Accordingly, the Company released its valuation allowance and recorded a deferred tax benefit in the amount of $4,267 for the year ended December 31, 2007. In addition, excess tax deductions resulting from employee stock option exercises reduced the Company’s taxes payable by $936 and $1,717 in 2009 and 2008, respectively. The related tax benefits were recorded as an increase in additional paid-in capital.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The domestic and foreign components of income (loss) before (provision for) benefit from income taxes consist of the following:

	Year Ended December 31,
	2009	2008	2007
United States	$10,972	$(23,877)	$3,858
Foreign	1,828	1,205	252
	$12,800	$(22,672)	$4,110

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.); as such earnings have been taxed in the U.S. Accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2009.

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current income taxes:
U.S. Federal	$1,418	$1,421	$2,544
State and local	516	369	599
Foreign	238	466	126
Total current income taxes	2,172	2,256	3,269
Deferred income taxes:
U.S. Federal	2,719	(1,200)	(3,985)
State and local	21	255	(938)
Foreign	125	(146)	(57)
Total deferred income taxes	2,865	(1,091)	(4,980)
Total income taxes	$5,037	$1,165	$(1,711)

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Federal Statutory Rate	34.00%	(34.00)%	34.00%
State taxes, net of federal benefit	2.80%	0.44%	8.00%
Goodwill impairment	—%	35.24%	—%
Non-deductible expenses – ISO	2.19%	2.38%	16.89%
Non-deductible expenses – Other	0.26%	0.22%	0.83%
Change in state effective rate	—%	1.84%	—%
Release of valuation allowance	—%	—%	(103.82)%
Foreign taxes	(0.44)%	(0.34)%	1.68%
Other	0.54%	(0.64)%	0.79%
Total provision (benefit)	39.35%	5.14%	(41.63)%

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2008 is principally due to a goodwill impairment charge.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2007 is principally due to the release of the Company’s valuation allowance against deferred tax assets which resulted in a deferred tax benefit from income taxes in the amount of $4,267.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards(1)	$2,978	$4,336
Accounts payable and accrued expenses	375	350
Non-cash compensation	2,760	3,348
Goodwill and intangibles amortization	1,949	2,336
Allowance for doubtful accounts	148	132
Plant and equipment	—	59
Net deferred tax assets	8,210	10,561
Deferred tax liabilities:
Plant and equipment	(1,255)	—
Intangibles related to the Proficient acquisition	—	(165)
Intangibles related to the Kasamba acquisition	(718)	(1,294)
Total deferred tax liabilities	(1,973)	(1,459)
Net deferred assets	$6,237	$9,102

(1)	In 2008, the Company recorded deferred tax assets in the amounts of $3,025 and $699 with corresponding decreases in goodwill related to the acquired net operating loss carryforwards of Proficient and Kasamba, respectively. The net operating loss carryforward related to Proficient was limited due to changes in control.

(8) Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $4,855, $3,297 and $1,662, respectively.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2010	5,181
2011	2,829
2012	1,575
2013	1,268
2014	1,274
Thereafter	1,289
Total minimum lease payments	$13,416

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(8) Commitments and Contingencies  – (continued)

Capital Expenditures

During 2007, the Company began to build a collocation facility in the eastern U.S. to host the LivePerson and Consumer services. Through December 31, 2009, the Company spent approximately $10,984 for servers, network components and related hardware and software. This amount is included in “Assets —  Property and equipment, net” on our December 31, 2009 balance sheet. Though the Company expects to incur additional costs in 2010 related to the continued build-out of our collocation facilities and similar backup facilities to support disaster recovery capabilities in the U.S. and U.K., its total capital expenditures are not currently expected to exceed $7,000 in 2010. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to complete the build-out.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $335 and $312 of employer matching contributions for the years ended December 31, 2009 and 2008, respectively. The Company did not match employee contributions in 2007.

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2009. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Revenue	$24,768	$22,262	$20,541	$19,919	$19,607	$19,375	$18,588	$17,085
Operating expenses:
Cost of revenue	6,068	5,495	5,228	4,285	4,961	5,226	5,234	4,886
Product development	3,163	3,109	3,138	2,701	3,023	3,299	3,503	3,074
Sales and marketing	7,408	6,535	6,908	6,504	7,259	6,624	6,443	5,798
General and administrative	3,427	3,312	3,157	3,521	3,008	3,399	3,455	3,180
Amortization of intangibles	83	118	272	272	273	352	391	391
Goodwill impairment	—	—	—	—	23,501	—	—	—
Total operating expenses	20,149	18,569	18,703	17,283	42,025	18,900	19,026	17,329
Income (loss) from operations	4,619	3,693	1,838	2,636	(22,418)	475	(438)	(244)
Other (expense) income:
Financial (expense) income	(59)	75	23	(119)	(250)	(123)	37	(40)
Interest income	24	15	21	34	58	79	71	121
Total other (expense) income, net	(35)	90	44	(85)	(192)	(44)	108	81
Income (loss) before (provision for) benefit from income taxes	4,584	3,783	1,882	2,551	(22,610)	431	(330)	(163)
(Provision for) benefit from income taxes	(1,493)	(1,516)	(748)	(1,280)	(1,234)	(21)	139	(49)
Net income (loss)	$3,091	$2,267	$1,134	$1,271	$(23,844)	$410	$(191)	$(212)
Basic net income (loss) per common share	$0.06	$0.05	$0.02	$0.03	$(0.50)	$0.01	$(0.00)	$(0.00)
Diluted net income (loss) per common share	$0.06	$0.05	$0.02	$0.03	$(0.50)	$0.01	$(0.00)	$(0.00)
Weighted average shares outstanding used in basic net income (loss) per common share calculation	48,786,986	47,698,777	47,611,657	47,468,781	47,411,354	47,229,252	47,182,068	47,892,703
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	51,065,181	49,683,730	48,650,478	48,031,054	47,411,354	48,678,016	47,182,068	47,892,703

In the fourth quarter of 2008, the Company recorded an impairment charge related to goodwill in the amount of $23,501.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm. Their attestation is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
LivePerson, Inc.
New York, New York

We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc.’s as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 10, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned to “Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2009 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned “Ownership of Securities” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2009:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2) (c)
Equity compensation plans approved by stockholders(1)	8,711,808	$3.82	9,094,176
Equity compensation plans not approved by stockholders	—	—	—
Total	8,711,808	$3.82	9,094,176

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan, as amended and restated, and the Employee Stock Purchase Plan.
(2)	Excludes securities reflected in column (a). The number of shares of common stock available for issuance under our Employee Stock Purchase Plan automatically increases on the first trading day in each calendar year by an amount equal to one-half of one percent (0.5%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such annual increase exceed 150,000 shares. Effective October 2001, we suspended our Employee Stock Purchase Plan until further notice. Also see Note 5 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2010.

LIVEPERSON, INC.
By: /s/ Robert LoCascio Name: Robert P. LoCascio Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2010.

Signature	Title(s)
/s/ Robert P. LoCascio Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Timothy E. Bixby Timothy E. Bixby	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Steven Berns Steven Berns	Director
/s/ Emmanuel Gill Emmanuel Gill	Director
/s/ Kevin C. Lavan Kevin C. Lavan	Director
/s/ William G. Wesemann William G. Wesemann	Director

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))
3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))
4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)
4.3	See Exhibits 3.1 and 3.2 for further provisions defining the rights of holders of common stock of LivePerson
10.1	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)*
10.2	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*
10.2.1	Modification to Employment Agreement between LivePerson, Inc. and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to the identically-numbered exhibit to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)*
10.3	2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009)*
10.4	Employee Stock Purchase Plan (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)*
21.1	Subsidiaries
23.1	Consent of BDO Seidman, LLP
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement