Form 10-Q
period 2010-03-31
LIVEPERSON INC
filed 2010-05-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 000-30141

LIVEPERSON, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

462 SEVENTH AVENUE, 3RD FLOOR NEW YORK, NEW YORK	10018
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 4, 2010, there were 50,882,136 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2010
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$50,835	$45,572
Accounts receivable, net of allowance for doubtful accounts of $395 as of March 31, 2010 and December 31, 2009, respectively	12,615	10,265
Prepaid expenses and other current assets	3,189	3,661
Deferred tax assets, net	1,252	1,460
Total current assets	67,891	60,958
Property and equipment, net	10,132	9,551
Intangibles, net	2,432	2,821
Goodwill	23,920	23,920
Deferred tax assets, net	4,992	4,777
Deferred implementation costs, net of current	135	136
Security deposits	491	326
Other assets	1,948	1,792
Total assets	$111,941	$104,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,688	$5,375
Accrued expenses	7,914	10,895
Deferred revenue	5,360	4,692
Total current liabilities	18,962	20,962
Deferred revenue, net of current	533	506
Other liabilities	1,833	1,676
Total liabilities	21,328	23,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 50,848,136 shares issued and outstanding at March 31, 2010 and 49,435,682 shares issued and outstanding at December 31, 2009	51	49
Additional paid-in capital	198,056	190,692
Accumulated deficit	(107,296)	(109,432)
Accumulated other comprehensive loss	(198)	(172)
Total stockholders’ equity	90,613	81,137
Total liabilities and stockholders’ equity	$111,941	$104,281

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2010	2009
Revenue	$25,308	$19,919
Operating expenses:
Cost of revenue	6,632	4,285
Product development	3,606	2,701
Sales and marketing	7,690	6,504
General and administrative	3,792	3,521
Amortization of intangibles	83	272
Total operating expenses	21,803	17,283
Income from operations	3,505	2,636
Other (expense) income:
Financial expense	(49)	(119)
Interest income	23	34
Total other (expense) income, net	(26)	(85)

Income before provision for income taxes	3,479	2,551
Provision for income taxes	1,343	1,280
Net income	$2,136	$1,271
Basic net income per common share	$0.04	$0.03
Diluted net income per common share	$0.04	$0.03
Weighted average shares outstanding used in basic net income per common share calculation	49,838,491	47,468,781
Weighted average shares outstanding used in diluted net income per common share calculation	52,193,862	48,031,054

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,136	$1,271
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,087	1,161
Depreciation	1,053	801
Amortization of intangibles	389	579
Deferred income taxes	(6)	324

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(2,350)	(1,557)
Prepaid expenses and other current assets	466	137
Deferred implementation costs	—	13
Security deposits	(166)	18
Accounts payable	(740)	497
Accrued expenses	(2,969)	(1,307)
Deferred revenue	695	896
Net cash (used in) provided by operating activities	(405)	2,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(578)	(469)
Acquisition of Proficient	—	(81)
Net cash used in investing activities	(578)	(550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(28)
Excess tax benefit from the exercise of employee stock options	3	159
Proceeds from issuance of common stock in connection with the exercise of options	6,275	121
Net cash provided by financing activities	6,278	252
Effect of foreign exchange rate changes on cash and cash equivalents	(32)	(26)
Net increase in cash and cash equivalents	5,263	2,509
Cash and cash equivalents at the beginning of the period	45,572	25,500
Cash and cash equivalents at the end of the period	$50,835	$28,009

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the three months ended March 31, 2010 does not include the purchase of approximately $1,315 of capitalized equipment related to the Company’s collocation facility as the corresponding invoices are included in accounts payable at March 31, 2010, and therefore did not have an impact on cash flows for the period.

Cash flows from investing for the three months ended March 31, 2009 does not include the purchases of approximately $258 of capitalized equipment related to the Company’s collocation facility as the corresponding invoices are included in accounts payable at March 31, 2009, and therefore did not have an impact on cash flows for the period.

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

(B)   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2010, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2010.

(C)   REVENUE RECOGNITION

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99,  “Revenue Recognition” and ASC 605-25,  “Revenue Recognition with Multiple-Element Arrangements.” The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company defers these implementation fees and associated direct costs and recognizes them ratably over the expected term of the client relationship upon commencement of the hosting services. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

For revenue generated from online transactions between Experts and Users, the Company recognizes revenue net of the expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due to the fact that the Company performs as an agent without risk of loss for collection. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the three months ended March 31, 2010 and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statement of Income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$214	$159
Product development expense	335	302
Sales and marketing expense	280	308
General and administrative expense	258	392
Total stock based compensation included in operating expenses	$1,087	$1,161

The per share weighted average fair value of stock options granted and assumed during the three months ended March 31, 2010 and 2009 was $3.33 and $1.05, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.61% - 3.80%	2.8% - 3.1%
Expected life (in years)	5.0	5.0
Historical volatility	60.3% - 60.5%	68.1% - 68.2%

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2010, approximately 16,444,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2010). As of March 31, 2010, there was approximately $8,119 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of March 31, 2010, is expected to be recognized over a weighted average period of approximately 2.0 years.

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	8,711,808	$3.82
Options granted	737,000	6.10
Options exercised	(1,389,954)	4.54
Options cancelled	(145,200)	4.19
Options outstanding at March 31, 2010	7,913,654	3.90
Options exercisable at March 31, 2010	3,829,318	$3.83

The total intrinsic value of stock options exercised during the period ended March 31, 2010 was approximately $4,202. The total intrinsic value of options exercisable at March 31, 2010 was approximately $14,261. The total intrinsic value of options expected to vest at March 31, 2010 is approximately $15,142.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2009	4,247,893	$2.13
Granted	737,000	3.33
Vested	(776,231)	2.42
Cancelled	(124,326)	2.37
Nonvested Shares at March 31, 2010	4,084,336	$2.29

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

Diluted net income per common share for the three months ended March 31, 2010 includes the effect of options to purchase 6,372,395 shares of common stock with a weighted average exercise price of $3.34. Diluted net income per common share for the three months ended March 31, 2009 includes the effect of options to purchase 911,138 shares of common stock with a weighted average exercise price of $1.12.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2010	2009
Basic	49,838,491	47,468,781
Effect of assumed exercised options	2,355,371	562,273
Diluted	52,193,862	48,031,054

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

Summarized financial information by segment for the quarter ended March 31, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$20,913	$—	$20,913	$—
Hosted services — Consumer	3,458	—	—	3,458
Professional services	937	—	937	—
Total revenue	25,308	—	21,850	3,458
Cost of revenue	6,632	—	5,684	948
Sales and marketing	7,690	—	6,028	1,662
Amortization of intangibles	83	—	11	72
Unallocated corporate expenses	7,398	7,398	—	—
Operating income (loss)	$3,505	$(7,398)	$10,127	$776

Summarized financial information by segment for the quarter ended March 31, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$16,716	$—	$16,716	$—
Hosted services — Consumer	2,528	—	—	2,528
Professional services	675	—	675	—
Total revenue	19,919	—	17,391	2,528
Cost of revenue	4,285	—	3,426	859
Sales and marketing	6,504	—	4,904	1,600
Amortization of intangibles	272	—	200	72
Unallocated corporate expenses	6,222	6,222	—	—
Operating income (loss)	$2,636	$(6,222)	$8,861	$(3)

Revenues attributable to domestic and foreign operations follows:

	March 31,
	2010	2009
United States	$19,305	$14,937
United Kingdom	3,318	2,073
Other countries	2,685	2,909
Total revenue	$25,308	$19,919

Long-lived assets by geographic region follows:

	March 31, 2010	December 31, 2009
United States	$30,464	$29,508
Israel	13,586	13,815
Total long-lived assets	$44,050	$43,323

(G)   GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the quarter ended March 31, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments	—	—	—
Balance as of March 31, 2010	$23,920	$15,896	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	98	98	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of December 31, 2009	$23,920	$15,896	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of March 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,569
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	525
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	29
Other	235	3.0 years	195
Total	$9,560		$7,128

	As of December 31, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,262
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	473
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	18
Other	235	3.0 years	176
Total	$9,560		$6,739

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $389 and $579 for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009 , a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $1,098 in 2010, $964 in 2011, $43 in 2012, $43 in 2013, $43 in 2014 and $241 thereafter.

(H)   RECENTLY ISSUED FASB ACCOUNTING STANDARDS UPDATES

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

(2)   BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2010	December 31, 2009

Computer equipment and software	$18,653	$17,045
Furniture, equipment and building improvements	837	811
	19,490	17,856
Less accumulated depreciation	9,358	8,305
Total	$10,132	$9,551

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009

Payroll and other employee related costs	$4,410	$7,557
Professional services, consulting and other vendor fees	2,390	2,370
Sales commissions	461	608
Other	653	360
Total	$7,914	$10,895

(3)   ASSET ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team.. During the twelve months ended December 31, 2009, the Company incurred additional costs related to the earn-out litigation in the amount of $98, resulting in an increase in goodwill.

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

(4)   FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements, for financial assets and liabilities. This ASC defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. The Company uses a combination of discounted cash flows, prior transactions and quoted price methods to determine the fair market value of the reporting unit. This measurement is classified based on level 3 input.

(5)   COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2010 and 2009 was approximately $1,428 and $1,041, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $139 and $108 of employer matching contributions for the three months ended March 31, 2010 and 2009, respectively.

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

On May 15, 2009, the Company filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by the Company. The Company is seeking damages for infringement and an injunction against future infringement of its patents. On June 2, 2009, the Company filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService, U.S. Patent No. 6,915,336, is invalid and not infringed by the Company’s products.  On July 10, 2009, InstantService filed a motion to dismiss one of four causes of action.  A hearing on the motion was held on March 22, 2010 at which the Court denied InstantService’s motion to dismiss.  InstantService filed an answer to the Company’s first amended complaint on April 5, 2010, and asserted counterclaims against the Company.  On April 29, 2010, the Company filed its reply to InstantService’s counterclaims.  This case is in the early stages and discovery is ongoing.  The Company intends to vigorously pursue its claims and to vigorously defend against InstantService's counterclaims.

The Company is not currently party to any other legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

(7)	SUBSEQUENT EVENT

On April 13, 2010, the Company acquired all of the outstanding shares of NuConomy Ltd., an Israeli-based, development-stage company focused on web analytics, in exchange for aggregate consideration of $800 cash.

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

We are organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual consumers.

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

FIRST QUARTER 2010

Highlights of the first quarter 2010 compared to the first quarter 2009 are as follows:

•	Revenue increased 27% to $25.3 million from $19.9 million.

•	Gross profit margin decreased to 74% from 78%.

•	Operating expenses increased to $21.8 million from $17.3 million.

•	Net income increased 68% to $2.1 million from $1.3 million.

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

For revenue generated from online transactions between Experts and Users, we recognize revenue net of expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due to the fact that we perform as an agent without risk of loss for collection. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the periods ended March 31, 2010 and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of March 31, 2010, there was approximately $8.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2010 and 2009. One customer accounted for approximately 19% of accounts receivable as of March 31, 2010. One customer accounted for approximately 12% of accounts receivable at December 31, 2009. There was no change in our allowance for doubtful accounts in the three months ended March 31, 2010.

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

Revenue from our Business segment accounted for 86% and 87% of total revenue for the three months ended March 31, 2010 and 2009, respectively. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the three months ended March 31, 2010 and 2009. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of expert fees and accounted for approximately 14% and 13% of total revenue for the three months ended March 31, 2010 and 2009, respectively.

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

During the three months ended March 31, 2010, we did not increase our allowance for doubtful accounts. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three months ended March 31, 2010 and 2009 consist of:

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense related to ASC 718-10	$1,087	$1,161
Total	$1,087	$1,161

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual users.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenue - Business.   Revenue increased by 26% to $21.8 million in the three months ended March 31, 2010, from $17.4 million in the comparable period in 2009. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $2.4 million and, to a lesser extent, to revenue from new clients in the amount of approximately $1.7 million, net of cancellations and to professional services revenue of approximately $262,000. Our revenue growth has traditionally been driven by a mix of revenue from both newly added clients and expansion from existing clients.

Revenue – Consumer. Revenue increased by 37% to $3.5 million in the three months ended March 31, 2010, from $2.5 million in the comparable period in 2009. The increase is primarily attributable to an increase in gross revenue as a result of higher rates charged by experts.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 66% to $5.7 million in the three months ended March 31, 2010, from $3.4 million in the comparable period in 2009. This increase is primarily attributable to costs related to additional account management and network operations personnel and to increased compensation costs for existing personnel as a result of the U.S. dollar depreciating against the New Israeli Shekel, in the amount of approximately $1.3 million and to increased expenses for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $933,000 as a result of increased revenue.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 10% to $948,000 in the three months ended March 31, 2010, from $859,000 in the comparable period in 2009. The increase is primarily attributable to an increase in credit card and transaction processing fees of approximately $45,000, an increase in costs related to additional customer service and network support personnel of approximately $26,000 and costs of supporting our server and network infrastructure in the amount of approximately $16,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 34% to $3.6 million in the three months ended March 31, 2010, from $2.7 million in the comparable period in 2009.  This increase is primarily attributable to an increase in compensation costs related to product development personnel in the amount of approximately $756,000 and allocated occupancy costs and related overhead in the amount of approximately $103,000.

Sales and Marketing – Business.   Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 23% to $6.0 million in the three months ended March 31, 2010, from $4.9 million in the comparable period in 2009. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $1.1 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.   Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and trade show exhibit expenses. Sales and marketing expenses increased by 4% to $1.7 million in the three months ended March 31, 2010, from $1.6 million in the comparable period in 2009. This increase is due primarily to an increase in spending related to online promotion of approximately $125,000, partially offset by a decrease in compensation and related expenses for sales and marketing personnel of approximately $58,000. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 8% to $3.8 million in the three months ended March 31, 2010, from $3.5 million in the comparable period in 2009.  This increase is primarily attributable to increases in recruiting and other professional fees of approximately $276,000.

Amortization of Intangibles. Amortization expense was $83,000 and $272,000 in the three months ended March 31, 2010 and 2009, respectively and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. This decrease is attributable to the fact that the intangible assets related to the Proficient acquisition were fully amortized in 2009. Additional amortization expense in the amount of $306 and $307 is included in cost of revenue for the three months ended March 31, 2010 and 2009, respectively. Amortization expense is expected to be approximately $1.5 million in the year ended December 31, 2010.

Other (Expense) Income. Financial expense was $49,000 and $119,000 in the three months ended March 31, 2010 and 2009, respectively, and relates to unfavorable currency rate movements related to our Israeli operations. Interest income was $23,000 and $34,000 in the three months ended March 31, 2010 and 2009, respectively, and consists of interest earned on cash and cash equivalents generated by the receipt of proceeds from our initial public offering in 2000 and preferred stock issuances in 2000 and 1999 and, to a lesser extent, cash provided by operating activities. This decrease is primarily attributable to decreases in short-term interest rates.

Provision for Income Taxes. Our effective tax rate was 39% and 50% for the three months ended March 31, 2010 and 2009, respectively, resulting in a provision for income taxes of $1.3 million for the three months ended March 31, 2010 and 2009.

Net Income. We had net income of $2.1 million and $1.3 million in the three months ended March 31, 2010 and 2009, respectively. Revenue increased by $5.4 million, while operating expenses increased by $4.5 million, contributing to a net increase in income from operations of approximately $868,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had approximately $50.8 million in cash and cash equivalents, an increase of approximately $5.2 million from December 31, 2009.

Net cash used in operating activities was $405,000 for the three months ended March 31, 2010 and consisted primarily of net income and non-cash expenses offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2009 and consisted primarily of a net income and non-cash expenses partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Net cash used in investing activities was $578,000 and $550,000 in the three months ended March 31, 2010 and 2009, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2010 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $252,000 for the three months ended March 31, 2009 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options partially offset by the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of March 31, 2010, we had an accumulated deficit of approximately $107.3 million. These losses were funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2010 and 2009 was approximately $1.4 million and $1.0 million, respectively.

As of March 31, 2010, our principal commitments were approximately $17.7 million under various operating leases, of which approximately $4.4 million is due in 2010. We do not currently expect that our principal commitments for the year ending December 31, 2010 will exceed $7.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $7.0 million in 2010.

Our contractual obligations at March 31, 2010 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$17,738	$4,375	$7,074	$3,718	$2,571
Total	$17,738	$4,375	$7,074	$3,718	$2,571

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2010, the U.S. dollar depreciated against the NIS which had a negative impact on our results of operations and financial condition when compared to the same period in 2009. During the three month period ended March 31, 2010, expenses generated by our Israeli operations totaled $8.9 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. We did not increase our allowance for doubtful accounts in the three months ended March 31, 2010. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles, and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2009, we filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by us. We are seeking damages for infringement and an injunction against future infringement of our patents. On June 2, 2009, we filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService, U.S. Patent No. 6,915,336, is invalid and not infringed by our products.  On July 10, 2009, InstantService filed a motion to dismiss one of four causes of action.  A hearing on the motion was held on March 22, 2010 at which the Court denied InstantService’s motion to dismiss.  InstantService filed an answer to our first amended complaint on April 5, 2010, and asserted counterclaims against us.  On April 29, 2010, we filed our reply to InstantService’s counterclaims.  This case is in the early stages and discovery is ongoing.  We intend to vigorously pursue our claims and to vigorously defend against InstantService's counterclaims.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly and annual results; the adverse effect that the global recession may have on our business; competition in the real-time sales, marketing, customer service and online engagement solutions market; risks related to the operational integration of acquisitions; risks related to new regulatory or other legal requirements that could materially impact our business; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound and Euro; continued use by our clients of the LivePerson services and their purchase of additional services; responding to rapid technological change and changing client preferences; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; risks related to the regulation or possible misappropriation of personal information; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; and risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 11, 2010.

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

Under the stock repurchase program, we were authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $8.0 million. As of March 31, 2010, $3.9 million remained available for purchases under the program. Our Board of Directors did not extend the program beyond March 31, 2010.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2010 – 1/31/2010	—	$—	—	$3,946,000
2/1/2010 – 2/28/2010	—	—	—	3,946,000
3/1/2010 – 3/31/2010	—	—	—	3,946,000
Total	—	$—	—	$3,946,000

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: May 10, 2010	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002