Form 10-Q
period 2010-06-30
LIVEPERSON INC
filed 2010-08-06
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

or

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

As of August 2, 2010, there were 51,027,989 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2010
FORM 10-Q

INDEX

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY.THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS.ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN PART II, ITEM 1A, “RISK FACTORS.”

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note1(B))
ASSETS
Current assets:
Cash and cash equivalents	$52,839	$45,572
Accounts receivable, net of allowance for doubtful accounts of $410 as of June 30, 2010 and $395 as of December 31, 2009	12,629	10,265
Prepaid expenses and other current assets	3,845	3,661
Deferred tax assets, net	1,052	1,460
Total current assets	70,365	60,958
Property and equipment, net	11,558	9,551
Intangibles, net	2,832	2,821
Goodwill	23,920	23,920
Deferred tax assets, net	5,226	4,777
Deferred implementation costs, net of current	153	136
Security deposits	475	326
Other assets	1,794	1,792
Total assets	$116,323	$104,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,044	$5,375
Accrued expenses	8,286	10,895
Deferred revenue	4,770	4,692
Total current liabilities	20,100	20,962
Deferred revenue, net of current	629	506
Other liabilities	1,679	1,676
Total liabilities	22,408	23,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 51,005,403 shares issued and outstanding at June 30, 2010 and 49,435,682 shares issued and outstanding at December 31, 2009	51	49
Additional paid-in capital	199,743	190,692
Accumulated deficit	(105,680)	(109,432)
Accumulated other comprehensive loss	(199)	(172)
Total stockholders’ equity	93,915	81,137
Total liabilities and stockholders’ equity	$116,323	$104,281

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$26,398	$20,541	$51,706	$40,460
Operating expenses:
Cost of revenue	7,178	5,228	13,810	9,513
Product development	3,908	3,138	7,514	5,839
Sales and marketing	8,452	6,908	16,142	13,412
General and administrative	4,175	3,157	7,967	6,679
Amortization of intangibles	83	272	166	544
Total operating expenses	23,796	18,703	45,599	35,987
Income from operations	2,602	1,838	6,107	4,473
Other (expense) income:
Financial (expense) income	(41)	23	(90)	(96)
Interest income	30	21	53	56
Total other (expense) income, net	(11)	44	(37)	(40)

Income before provision for income taxes	2,591	1,882	6,070	4,433
Provision for income taxes	975	748	2,318	2,028
Net income	$1,616	$1,134	$3,752	$2,405
Basic net income per common share	$0.03	$0.02	$0.07	$0.05
Diluted net income per common share	$0.03	$0.02	$0.07	$0.05
Weighted average shares outstanding used in basic net income per common share calculation	50,921,609	47,611,657	50,383,042	47,540,614
Weighted average shares outstanding used in diluted net income per common share calculation	53,416,706	48,650,478	52,803,871	48,301,914

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,752	$2,405
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,173	2,279
Depreciation	2,335	1,627
Amortization of intangibles	778	1,158
Deferred income taxes	(42)	297
Provision for doubtful accounts	15	—

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(2,379)	(250)
Prepaid expenses and other current assets	(199)	(2)
Deferred implementation costs	(17)	—
Security deposits	(150)	26
Accounts payable	(312)	278
Accrued expenses	(2,594)	541
Deferred revenue	201	220
Net cash provided by operating activities	3,561	8,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(2,339)	(3,259)
Acquisition of NuConomy, net of cash acquired	(789)	—
Acquisition of Proficient	—	(81)
Net cash used in investing activities	(3,128)	(3,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(28)
Excess tax benefit from the exercise of employee stock options	34	305
Proceeds from issuance of common stock in connection with the exercise of options	6,846	267
Net cash provided by financing activities	6,880	544
Effect of foreign exchange rate changes on cash and cash equivalents	(46)	(16)
Net increase in cash and cash equivalents	7,267	5,767
Cash and cash equivalents at the beginning of the period	45,572	25,500
Cash and cash equivalents at the end of the period	$52,839	$31,267

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the six months ended June 30, 2010 does not include the purchases of approximately $1,578 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at June 30, 2010, and therefore did not have an impact on cash flows for the period.

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

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent service providers with individual consumers seeking help on the Web, their hosted software platform creates more relevant, compelling and personalized online experiences.  The Company was incorporated in 1995 and commenced operations in 1996.

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

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2010, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.

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

(C) REVENUE RECOGNITION

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” and ASC 605-25,“Revenue Recognition with Multiple-Element Arrangements.” The Company charges a monthly fee, which varies by service and client usage. The majority of the Company’s larger clients also pay a professional services fee related to implementation. The Company defers these implementation fees and associated direct costs and recognizes them ratably over the expected term of the client relationship upon commencement of the hosting services. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$196	$207	$410	$366
Product development expense	327	372	662	673
Sales and marketing expense	277	292	557	600
General and administrative expense	286	247	544	640
Total stock based compensation included in operating expenses	$1,086	$1,118	$2,173	$2,279

The per share weighted average fair value of stock options granted and assumed during the three and six months ended June 30, 2010 was $3.97 and $3.81, respectively. The per share weighted average fair value of stock options granted and assumed during the three and six months ended June 30, 2009 was $1.73 and $1.15, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.2% - 3.7%	3.2% - 3.9%	3.2% - 3.8%	2.8% - 3.9%
Expected life (in years)	5.0	5.0	5.0	5.0
Historical volatility	60.4% - 61.6%	65.0% - 65.6%	60.3% - 61.6%	65.0% - 68.2%

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2010, approximately 16,292,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2010). As of June 30, 2010, there was approximately $15,476 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of June 30, 2010, is expected to be recognized over a weighted average period of approximately 2.5 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	8,711,808	$3.82
Options granted	3,008,145	6.98
Options exercised	(1,550,971)	4.46
Options cancelled	(388,646)	4.54
Options outstanding at June 30, 2010	9,780,336	4.67
Options exercisable at June 30, 2010	4,033,899	$3.83

The total intrinsic value of stock options exercised during the period ended June 30, 2010 was approximately $4,557. The total intrinsic value of options exercisable at June 30, 2010 was approximately $11,974. The total intrinsic value of options expected to vest at June 30, 2010 is approximately $10,255.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at December 31, 2009	4,247,893	$2.13
Granted	3,008,145	3.81
Vested	(1,198,401)	2.37
Cancelled	(311,200)	2.49
Nonvested Shares at June 30, 2010	5,746,437	$2.94

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

Diluted net income per common share for the three and six months ended June 30, 2010 includes the effect of options to purchase 6,471,753 and 6,271,753 shares, respectively, of common stock with a weighted average exercise price of $3.51 and $3.42, respectively. Diluted net income per common share for the three and six months ended June 30, 2009 includes the effect of options to purchase 4,204,317 and 1,864,067 shares, respectively, of common stock with a weighted average exercise price of $1.83 and $1.31, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic	50,921,609	47,611,657	50,383,042	47,540,614
Effect of assumed exercised options	2,495,097	1,038,821	2,420,829	761,300
Diluted	53,416,706	48,650,478	52,803,871	48,301,914

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

Summarized financial information by segment for the three months ended June 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$21,823	$—	$21,823	$—
Hosted services — Consumer	3,428	—	—	3,428
Professional services	1,147	—	1,147	—
Total revenue	26,398	—	22,970	3,428
Cost of revenue	7,178	—	6,250	928
Sales and marketing	8,452	—	6,664	1,788
Amortization of intangibles	83	—	11	72
Unallocated corporate expenses	8,083	8,083	—	—
Operating income (loss)	$2,602	$(8,083)	$10,045	$640

Summarized financial information by segment for the three months ended June 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$16,943	$—	$16,943	$—
Hosted services — Consumer	2,878	—	—	2,878
Professional services	720	—	720	—
Total revenue	20,541	—	17,663	2,878
Cost of revenue	5,228	—	4,340	888
Sales and marketing	6,908	—	5,005	1,903
Amortization of intangibles	272	—	200	72
Unallocated corporate expenses	6,295	6,295	—	—
Operating income (loss)	$1,838	$(6,295)	$8,118	$15

Revenues attributable to domestic and foreign operations for the three months ended June 30, 2010 and 2009, follows:

	June 30,
	2010	2009
United States	$20,196	$15,841
United Kingdom	3,519	2,218
Other countries	2,683	2,482
Total revenue	$26,398	$20,541

Summarized financial information by segment for the six months ended June 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$42,736	$—	$42,736	$—
Hosted services — Consumer	6,886	—	—	6,886
Professional services	2,084	—	2,084	—
Total revenue	51,706	—	44,820	6,886
Cost of revenue	13,810	—	11,934	1,876
Sales and marketing	16,142	—	12,692	3,450
Amortization of intangibles	166	—	22	144
Unallocated corporate expenses	15,481	15,481	—	—
Operating income (loss)	$6,107	$(15,481)	$20,172	$1,416

Summarized financial information by segment for the six months ended June 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$33,658	$—	$33,658	$—
Hosted services — Consumer	5,407	—	—	5,407
Professional services	1,395	—	1,395	—
Total revenue	40,460	—	35,053	5,407
Cost of revenue	9,513	—	7,766	1,747
Sales and marketing	13,412	—	9,909	3,503
Amortization of intangibles	544	—	400	144
Unallocated corporate expenses	12,518	12,518	—	—
Operating income (loss)	$4,473	$(12,518)	$16,978	$13

Revenues attributable to domestic and foreign operations for the six months ended June 30, 2010 and 2009, follows:

	June 30,
	2010	2009
United States	$41,195	$31,402
United Kingdom	5,147	4,396
Other countries	5,364	4,662
Total revenue	$51,706	$40,460

Long-lived assets by geographic region follows:

	June 30, 2010	December 31, 2009
United States	$32,211	$29,508
Israel	13,747	13,815
Total long-lived assets	$45,958	$43,323

(G) GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in the six months ended June 30, 2010.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24, 388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	98	98	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of December 31, 2009	$23,920	$15,896	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of June 30, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,876
Customer contracts	2,400	3.0 years	2,400
In process research and development	789	—	—
Trade names	630	3.0 years	577
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	40
Other	235	3.0 years	214
Total	$10,349		$7,517

	As of December 31, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,262
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	473
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	18
Other	235	3.0 years	176
Total	$9,560		$6,739

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $389 and $778 for the three and six months ended June 30, 2010, respectively, and $579 and $1,158 for the three and six months ended June 30, 2009, respectively. Estimated amortization expense for the next five years is: $707 in 2010, $964 in 2011, $43 in 2012, $43 in 2013, $43 in 2014 and $243 thereafter. In process research and development is currently classified as an indefinite lived asset and will continue to be evaluated for impairment on a periodic basis. When the technology is placed in service, the Company will amortize the balance over the assets estimated useful life.

(H) RECENTLY ISSUED FASB ACCOUNTING STANDARDS UPDATES

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

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

(2) BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2010	December 31, 2009
Computer equipment and software	$21,278	$17,045
Furniture, equipment and building improvements	920	811
	22,198	17,856
Less accumulated depreciation	10,640	8,305
Total	$11,558	$9,551

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Payroll and other employee related costs	$4,449	$7,557
Professional services and consulting and other vendor fees	2,765	2,370
Sales commissions	618	608
Other	454	360
Total	$8,286	$10,895

(3) ACQUISITIONS

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

NuConomy Ltd.

On April 13, 2010, the Company acquired all of the outstanding shares of NuConomy Ltd. (“NuConomy”), an Israeli-based development-stage company whose web analytics and optimization platform is intended to help companies better assess and understand website and social marketing performance, in exchange for aggregate cash consideration of $800. This transaction was accounted for as an asset purchase.

(4) FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements, for financial assets and liabilities. This ASC defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.During the third quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. The Company uses a combination of discounted cash flows, prior transactions and quoted price methods to determine the fair market value of the reporting unit. This measurement is classified based on level 3 input.

(5) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2010 was approximately $1,749 and $3,177, respectively. Rental expense for operating leases for the three and six months ended June 30, 2009 was approximately $1,182 and $2,223, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $104 and $244 of employer matching contributions for the three and six months ended June 30, 2010, respectively. Salaries and related expenses include $90 and $198 of employer matching contributions for the three and six months ended June 30, 2009, respectively.

(6) LEGAL MATTERS

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit, intends to vigorously defend against this lawsuit, and does not currently expect that the calculation of the total shares issued will differ significantly from the amount issued to date.

On May 15, 2009, the Company filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by the Company. The Company is seeking damages for infringement and an injunction against future infringement of its patents. On June 2, 2009, the Company filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService, U.S. Patent No. 6,915,336, is invalid and not infringed by the Company’s products. On July 10, 2009, InstantService filed a motion to dismiss one of four causes of action. A hearing on the motion was held on March 22, 2010 at which the Court denied InstantService’s motion to dismiss. InstantService filed an answer to the Company’s first amended complaint on April 5, 2010, and asserted counterclaims against the Company. On April 29, 2010, the Company filed its reply to InstantService’s counterclaims. On May 20, 2010, InstantService filed amended counterclaims alleging infringement of U.S. Patent No. 6,144,670 and U.S. Patent No. 7,315,518 and adding as counterclaim plaintiffs Art Technology Group, Inc. and ITXC IP Holdings, S.A.R.L. This case is in the early stages and discovery is ongoing. The Company intends to vigorously pursue its claims and to vigorously defend against InstantService's counterclaims.

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

   SECOND QUARTER 2010

   Highlights of the second quarter 2010 compared to the second quarter 2009 are as follows:

•	Revenue increased 29% to $26.4 million from $20.5 million.

•	Gross profit margin decreased to 73% from 75%.

•	Operating expenses increased to $23.8 million from $18.7 million.

•	Net income increased 43% to $1.6 million from $1.1 million.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statement of Income for the periods ended June 30, 2010 and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of June 30, 2010, there was approximately $15.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2010 and 2009. One customer accounted for approximately 24% of accounts receivable at June 30, 2010. One customer accounted for approximately 12% of accounts receivable at December 31, 2009. During the six months ended June 30, 2010, we increased our allowance for doubtful accounts by $15,000 to approximately $410,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

RECENTLY ISSUED FASB ACCOUNTING STANDARDS UPDATES

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 87% of total revenue for the three and six months ended June 30, 2010, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and six months ended June 30, 2010, respectively. Revenue from our Business segment accounted for 86% and 87% of total revenue for the three and six months ended June 30, 2009, respectively. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the three and six months ended June 30, 2009, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of expert fees and accounted for approximately 13% of total revenue for the three and six months ended June 30, 2010, respectively. Revenue generated from online transactions between Experts and Users accounted for approximately 14% and 13% of total revenue for the three and six months ended June 30, 2009, respectively.

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

During the six months ended June 30, 2010, we increased our allowance for doubtful accounts by $15,000 to approximately $410,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During the six months ended June 30, 2009, we did not increase our allowance for doubtful accounts. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2010 and 2009 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense related to ASC 718-10	$1,086	$1,118	$2,173	$2,279
Total	$1,086	$1,118	$2,173	$2,279

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent experts and individual users.

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Revenue – Business. Revenue increased by 30% and 28% to $23.0 million and $44.8 million in the three and six months ended June 30, 2010, respectively, from $17.7 million and $35.1 million in the comparable periods in 2009. This increase is primarily attributable to revenue from new clients in the amount of approximately $2.5 million and $5.1 million, respectively, increased revenue from existing clients in the amount of approximately $2.3 million and $3.8 million, respectively, net of cancellations, and an increase in professional services revenue of approximately $427,000 and $688,000, respectively. Our revenue growth has typically been driven by a mix of revenue from newly added clients as wells as expansion of existing clients.

Revenue – Consumer. Revenue increased by 19% and 27% to $3.4 million and $6.9 million in the three and six months ended June 30, 2010, respectively, from $2.9 million and $5.4 million in the comparable periods in 2009. This increase is attributable to an increase in gross revenue as a result of increased chat minutes.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 44% to $6.3 million in the three months ended June 30, 2010 from $4.3 million in the comparable period in 2009. The increase is primarily attributable to expenses for primary and backup server facilities and allocated overhead related costs of supporting our server and network infrastructure of approximately $1.1 million as a result of increased revenue and costs related to additional account management and network operations personnel and to increased compensation costs for existing personnel in the amount of $769,000. Cost of revenue increased by 54% to $11.9 million in the six months ended June 30, 2010 from $7.8 million in the comparable period in 2009. The increase is primarily attributable to expenses for primary and backup server facilities and allocated overhead related costs of supporting our server and network infrastructure of approximately and $1.7 million as a result of increased revenue and costs related to additional account management and network operations personnel and to increased compensation costs for existing personnel in the amount of $2.3 million.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 4% to $928,000 in the three months ended June 30, 2010 from $888,000 in the comparable period in 2009. The increase is primarily attributable to an increase in credit card and transaction processing fees of approximately $28,000. Cost of revenue increased by 7% to $1.9 million in the six months ended June 30, 2010, from $1.7 million in the comparable period in 2009. The increase is primarily attributable to an increase in credit card and transaction processing fees of approximately $73,000, an increase in costs related to additional customer service and network support personnel of approximately $23,000 and costs of supporting our server and network infrastructure in the amount of approximately $22,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 25% to $3.9 million in the three months ended June 30, 2010 from $3.1 million in the comparable period in 2009. This increase is primarily attributable to an increase in costs related to additional product development personnel as a result of our increased efforts to expand our product offerings and to increases in compensation costs for existing product development personnel of approximately $615,000. The increase is also attributable to an increase in allocated occupancy costs and related overhead in the amount of approximately $165,000. Product development costs increased by 29% to $7.5 million in the six months ended June 30, 2010, from $5.8 million in the comparable period in 2009. This increase is primarily attributable to an increase in total compensation costs for product development personnel of approximately $1.4 million and allocated occupancy costs and related overhead in the amount of approximately $237,000.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses as well as allocated occupancy costs and related overhead. Sales and marketing expenses increased by 33% to $6.7 million in the three months ended June 30, 2010 from $5.0 million in the comparable period in 2009. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $1.3 million, an increase in advertising, public relations and trade show exhibit expenses of approximately $237,000 and allocated occupancy cost and related overhead in the amount of approximately $105,000. Sales and marketing expenses increased by 28% to $12.7 million in the six months ended June 30, 2010 from $9.9 million in the comparable period in 2009. This increase is primarily attributable to an increase in costs related to additional sales and marketing personnel of approximately $2.3 million, an increase in advertising, public relations and trade show exhibit expenses of approximately $139,000 and allocated occupancy cost and related overhead in the amount of approximately $150,000.  This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 6% to $1.8 million in the three months ended June 30, 2010 from $1.9 million in the comparable period in 2009. This decrease is primarily attributable to a decrease in spending related to online promotion of approximately $186,000 driven by improved efficiency in search engine optimization. This decrease was partially offset by an increase in compensation and allocated overhead for marketing personnel of approximately $61,000. Sales and marketing expense remained flat at $3.5 million in the six months ended June 30, 2010 compared to the same period in 2009. A decrease in spending related to online promotion of approximately $62,000 was partially offset by an increase in compensation and allocated overhead for marketing personnel in the amount of approximately $10,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 32% to $4.2 million in the three months ended June 30, 2010 from $3.2 million in the comparable period in 2009.This increase is attributable to increases in recruiting and related costs, rent, legal and other professional fees in the amount of approximately $904,000. General and administrative expenses increased by 19% to $8.0 million in the six months ended June 30, 2010 from $6.7 million in the comparable period in 2009. This increase is primarily attributable to an increase in costs for corporate learning and development, recruiting and related costs, rent, legal and other professional fees in the amount of approximately $1.3 million.

Amortization of Intangibles. Amortization expense was $83,000 and $166,000 in the three and six months ended June 30, 2010, respectively, as compared to $272,000 and $544,000 in the comparable periods in 2009, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. This decrease is attributable to the fact that the intangible assets related to the Proficient acquisition were fully amortized in 2009. Additional amortization expense in the amount of $307,000 and $614,000 are included in cost of revenue for the three and six months ended June 30, 2010 and 2009, respectively. Amortization expense is expected to be approximately $1.5 million in the year ended December 31, 2010.

Other (Expense) Income. Financial expense was $41,000 in the three months ended June 30, 2010 and relates to unfavorable currency rate movements related to our Israeli operations. Financial income was $23,000 in the three months ended June 30, 2009 and relates to favorable currency rate movements related to our Israeli operations. Financial expense was $90,000 and $96,000 in the six months ended June 30, 2010 and 2009, respectively, and relates to unfavorable currency rate movements related to our Israeli operations. Interest income was $30,000 and $53,000 in the three and six months ended June 30, 2010, compared to $21,000 and $56,000 in the comparable periods in 2009, respectively, and consists of interest earned on cash and cash equivalents. These increases are primarily attributable to our increases in cash and cash equivalents.

Provision for Income Taxes. Our effective tax rate was 38% for the three and six months ended June 30, 2010, resulting in a provision for income taxes of $975,000 and $2.3 million in the three and six months ended June 30, 2010, respectively. Our effective tax rate was 40% and 46% for the three and six months ended June 30, 2009, respectively, resulting in a provision for income taxes of $748,000 and $2.0 million in the comparable periods in 2009, respectively.

Net Income. We had net income of $1.6 million and $3.8 million in the three and six months ended June 30, 2010, as compared to net income of $1.1 million and $2.4 million for the comparable periods in 2009, respectively. Revenue increased by $5.9 million and $11.2 million, respectively, while operating expenses increased by $5.1 million and $9.6 million, respectively, contributing to a net increase in income from operations of approximately $765,000 and $1.6 million, respectively. Our increase in income from operations is partially offset by decreases in other income of approximately $56,000, for the three months ended June 30, 2010, and increases in income taxes of $227,000 and $289,000 in the three and six months ended June 30, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had approximately $52.8 million in cash and cash equivalents, an increase of approximately $7.3 million from December 31, 2009.

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2010 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2009 and consisted primarily of net income, non-cash expenses related to the adoption of ASC 718-10, to the amortization of intangibles and depreciation, and to increases in accounts payable and deferred revenue, partially offset by an increase in accounts receivable. The decrease in cash provided by operations for the six months ended June 30, 2010 as compared to June 30, 2009, is driven by an increase in accounts receivable primarily as a result of increased sales and by a decrease in accrued expenses related to the timing of payments related to estimated taxes and employee bonuses.

Net cash used in investing activities was $3.1 million and $3.3 million in the six months ended June 30, 2010 and 2009, respectively, and was due primarily to the purchase of fixed assets and the acquisition of NuConomy in April 2010.

Net cash provided by financing activities was $6.9 million for the six months ended June 30, 2010 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $544,000 for the six months ended June 30, 2009 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from issuance of common stock in connection with the exercise of stock options by employees, partially offset by the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of June 30, 2010, we had an accumulated deficit of approximately $105.7 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2010 was approximately $1.7 million and $3.2 million, respectively, and approximately $1.2 million and $2.2 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, our principal commitments were approximately $16.5 million under various operating leases, of which approximately $2.8 million is due in 2010. We do not currently expect that our principal commitments for the year ending December 31, 2010 will exceed $7.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $7.0 million in 2010.

Our contractual obligations at June 30, 2010 are summarized as follows:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating leases	$16,513	$2,801	$7,516	$3,625	$2,571
Total	$16,513	$2,801	$7,516	$3,625	$2,571

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the six months ended June 30, 2010, the U.S. dollar depreciated against the NIS which had a negative impact on our results of operations and financial condition when compared to the same period in 2009. During the six month period ended June 30, 2010, expenses generated by our Israeli operations totaled $16.1 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2010, we increased our allowance for doubtful accounts $15,000 to approximately $410,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. We believe the claims are without merit, intend to vigorously defend against this lawsuit, and do not currently expect that the calculation of the total shares issued will differ significantly from the amount issued to date.

On May 15, 2009, we filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by us. We are seeking damages for infringement and an injunction against future infringement of our patents. On June 2, 2009, we filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService, U.S. Patent No. 6,915,336, is invalid and not infringed by our products. On July 10, 2009, InstantService filed a motion to dismiss one of four causes of action. A hearing on the motion was held on March 22, 2010 at which the Court denied InstantService’s motion to dismiss. InstantService filed an answer to our first amended complaint on April 5, 2010, and asserted counterclaims against us. On April 29, 2010, we filed our reply to InstantService’s counterclaims. On May 20, 2010, InstantService filed amended counterclaims alleging infringement of U.S. Patent No. 6,144,670 and U.S. Patent No. 7,315,518 and adding as counterclaim plaintiffs Art Technology Group, Inc. and ITXC IP Holdings, S.A.R.L. This case is in the early stages and discovery is ongoing. We intend to vigorously pursue our claims and to vigorously defend against InstantService's counterclaims.

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly and annual results; the adverse effect that the global recession may have on our business; competition in the real-time sales, marketing, customer service and online engagement solutions market; risks related to the operational integration of acquisitions; risks related to new regulatory or other legal requirements that could materially impact our business; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound and Euro; continued use by our clients of the LivePerson services and their purchase of additional services; responding to rapid technological change and changing client preferences; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; risks related to the regulation or possible misappropriation of personal information; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; and risks related to the volatility of our stock price. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 11, 2010.

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of June 30, 2010, $10.0 million remained available for purchase under the program.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/2010 – 4/30/2010	—	$—	—	$10,000,000
5/1/2010 – 5/31/2010	—	—	—	10,000,000
6/1/2010 – 6/30/2010	—	—	—	10,000,000
Total	—	$—	—	$10,000,000

ITEM 6.  EXHIBITS

   The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC. (Registrant)

Date: August 6, 2010	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: August 6, 2010	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002