Form 10-Q
period 2010-09-30
LIVEPERSON INC
filed 2010-11-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

or

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

As of November 3, 2010, there were 50,798,801 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2010
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$50,357	$45,572
Accounts receivable, net of allowance for doubtful accounts of $460 and $395 as of September 30, 2010 and December 31, 2009, respectively	16,821	10,265
Prepaid expenses and other current assets	3,627	3,661
Deferred tax assets, net	772	1,460
Total current assets	71,577	60,958
Property and equipment, net	12,008	9,551
Intangibles, net	2,442	2,821
Goodwill	24,015	23,920
Deferred tax assets, net	5,327	4,777
Deferred implementation costs, net of current	158	136
Security deposits	490	326
Other assets	1,984	1,792
Total assets	$118,001	$104,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,733	$5,375
Accrued expenses	9,927	10,895
Deferred revenue	5,585	4,692
Total current liabilities	20,245	20,962
Deferred revenue, net of current	588	506
Other liabilities	1,868	1,676
Total liabilities	22,701	23,144

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 50,704,676 shares issued and outstanding at September 30, 2010 and 49,435,682 shares issued and outstanding at December 31, 2009	51	49
Additional paid-in capital	198,385	190,692
Accumulated deficit	(102,915)	(109,432)
Accumulated other comprehensive loss	(221)	(172)
Total stockholders’ equity	95,300	81,137
Total liabilities and stockholders’ equity	$118,001	$104,281

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$28,221	$22,262	$79,927	$62,722
Operating expenses:
Cost of revenue	7,595	5,495	21,405	15,007
Product development	3,940	3,109	11,454	8,949
Sales and marketing	8,289	6,535	24,431	19,947
General and administrative	4,178	3,312	12,145	9,991
Amortization of intangibles	83	118	249	662
Total operating expenses	24,085	18,569	69,684	54,556
Income from operations	4,136	3,693	10,243	8,166
Other income (expense):
Financial income (expense)	43	75	(47)	(21)
Interest income	30	15	83	71
Total other income (expense), net	73	90	36	50
Income before provision for income taxes	4,209	3,783	10,279	8,216
Provision for income taxes	1,444	1,516	3,762	3,544
Net income	$2,765	$2,267	$6,517	$4,672
Basic net income per common share	$0.05	$0.05	$0.13	$0.10
Diluted net income per common share	$0.05	$0.05	$0.12	$0.10
Weighted average shares outstanding used in basic net income per common share calculation	50,976,468	47,968,777	50,578,801	47,684,047
Weighted average shares outstanding used in diluted net income per common share calculation	53,302,655	49,683,730	52,935,805	48,553,525

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,517	$4,672
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,602	3,491
Depreciation	3,888	2,448
Amortization of intangibles	1,168	1,583
Deferred income taxes	138	636
Provision for doubtful accounts	65	30

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(6,620)	(2,899)
Prepaid expenses and other current assets	44	(833)
Deferred implementation costs	(23)	13
Security deposits	(164)	28
Accounts payable	(957)	1,309
Accrued expenses	(966)	1,581
Deferred revenue	975	787
Net cash provided by operating activities	7,667	12,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(5,977)	(4,091)
Acquisition of patents	—	(475)
Acquisition of NuConomy, net of cash acquired	(789)	—
Acquisition of Proficient	(95)	(84)
Net cash used in investing activities	(6,861)	(4,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3,650)	(28)
Excess tax benefit from the exercise of employee stock options	113	1,248
Proceeds from issuance of common stock in connection with the exercise of options	7,629	1,603
Net cash provided by financing activities	4,092	2,823
Effect of foreign exchange rate changes on cash and cash equivalents	(113)	(33)
Net increase in cash and cash equivalents	4,785	10,986
Cash and cash equivalents at the beginning of the period	45,572	25,500
Cash and cash equivalents at the end of the period	$50,357	$36,486

Supplemental disclosure of non-cash investing activities:

Cash flows from investing for the nine months ended September 30, 2010 does not include the purchases of approximately $528 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at September 30, 2010, and therefore did not have an impact on cash flows for the period.

Cash flows from investing for the nine months ended September 30, 2009 does not include the purchases of approximately $147 of capitalized equipment related to the Company’s colocation facility as the corresponding invoices are included in accounts payable at September 30, 2009, and therefore did not have an impact on cash flows for the period.

During the nine months ended September 30, 2009, the Company settled a pre-acquisition contingency related to the Kasamba acquisition which resulted in a decrease in accrued expenses in the amount of $566.

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

The Company’s primary revenue source is from the sale of the LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk and online sales support are located in Israel. The Company also maintains offices in Atlanta, San Francisco and the United Kingdom.

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2010, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.

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

(C)  RECLASSIFICATION

Certain prior year financial information has been reclassified to conform with fiscal 2010 financial statement presentation.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$245	$213	$655	$579
Product development expense	360	356	1,022	1,030
Sales and marketing expense	413	361	971	961
General and administrative expense	411	281	954	921
Total stock based compensation included in operating expenses	$1,429	$1,211	$3,602	$3,491

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2010 was $3.87 and $3.82, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2009 was $2.33 and $1.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6% - 3.0%	3.4% - 3.8%	2.6% - 3.8%	2.8% - 3.9%
Expected life (in years)	5.0	5.0	5.0	5.0
Historical volatility	61.8% - 61.9%	64.6% - 65.7%	60.3% - 61.9%	64.6% - 68.2%

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2010, approximately 16,086,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2010). As of September 30, 2010, there was approximately $15,894 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of September 30, 2010, is expected to be recognized over a weighted average period of approximately 2.5 years.

A summary of the Company’s stock option activity and weighted average exercise prices is as follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	8,711,808	$3.82
Options granted	3,581,520	6.99
Options exercised	(1,787,365)	4.37
Options cancelled	(527,206)	4.68
Options outstanding at September 30, 2010	9,978,757	4.82
Options exercisable at September 30, 2010	3,970,555	$3.82

The total intrinsic value of stock options exercised during the period ended September 30, 2010 was approximately $5,169. The total intrinsic value of options exercisable at September 30, 2010 was approximately $17,808. The total intrinsic value of options expected to vest at September 30, 2010 is approximately $17,674.

A summary of the status of the Company’s nonvested options as of December 31, 2009, and changes during the nine months ended September 30, 2010 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Options at December 31, 2009	4,247,893	$2.13
Granted	3,581,520	3.82
Vested	(1,331,201)	2.37
Cancelled	(490,010)	2.58
Nonvested Options at September 30, 2010	6,008,202	$3.06

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

Diluted net income per common share for the three and nine months ended September 30, 2010 includes the effect of options to purchase 6,044,108 and 6,094,108 shares, respectively, of common stock with a weighted average exercise price of $3.46 and $3.47, respectively. Diluted net income per common share for the three and nine months ended September 30, 2009 includes the effect of options to purchase 4,745,087 and 3,671,729 shares, respectively, of common stock with a weighted average exercise price of $2.16 and $1.85, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic	50,976,468	47,968,777	50,578,801	47,684,047
Effect of assumed exercised options	2,326,187	1,714,953	2,357,004	869,478
Diluted	53,302,655	49,683,730	52,935,805	48,553,525

(G)  SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. Due to the acquisition of Kasamba Inc. in October 2007, the Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment supports and manages real-time online interactions - chat, voice/click-to-call, email and self-service/knowledgebase and sells its products and services to global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended September 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$23,468	$—	$23,468	$—
Hosted services - Consumer	3,605	—	—	3,605
Professional services	1,148	—	1,148	—
Total revenue	28,221	—	24,616	3,605
Cost of revenue	7,595	—	6,658	937
Sales and marketing	8,289	—	6,673	1,616
Amortization of intangibles	83	—	11	72
Unallocated corporate expenses	8,118	8,118	—	—
Operating income (loss)	$4,136	$(8,118)	$11,274	$980

Summarized financial information by segment for the three months ended September 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$18,417	$—	$18,417	$—
Hosted services - Consumer	3,123	—	—	3,123
Professional services	722	—	722	—
Total revenue	22,262	—	19,139	3,123
Cost of revenue	5,495	—	4,603	892
Sales and marketing	6,535	—	4,808	1,727
Amortization of intangibles	118	—	46	72
Unallocated corporate expenses	6,421	6,421	—	—
Operating income (loss)	$3,693	$(6,421)	$9,682	$432

Revenues attributable to domestic and foreign operations for the three months ended September 30, 2010 and 2009, follows:

	September 30,
	2010	2009
United States	$21,894	$16,874
United Kingdom	3,486	2,439
Other countries	2,841	2,949
Total revenue	$28,221	$22,262

Summarized financial information by segment for the nine months ended September 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$66,204	$—	$66,204	$—
Hosted services - Consumer	10,491	—	—	10,491
Professional services	3,232	—	3,232	—
Total revenue	79,927	—	69,436	10,491
Cost of revenue	21,405	—	18,592	2,813
Sales and marketing	24,431	—	19,365	5,066
Amortization of intangibles	249	—	32	217
Unallocated corporate expenses	23,599	23,599	—	—
Operating income (loss)	$10,243	$(23,599)	$31,447	$2,395

Summarized financial information by segment for the nine months ended September 30, 2009, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$52,075	$—	$52,075	$—
Hosted services - Consumer	8,530	—	—	8,530
Professional services	2,117	—	2,117	—
Total revenue	62,722	—	54,192	8,530
Cost of revenue	15,007	—	12,369	2,638
Sales and marketing	19,947	—	14,716	5,231
Amortization of intangibles	662	—	446	216
Unallocated corporate expenses	18,940	18,940	—	—
Operating income (loss)	$8,166	$(18,940)	$26,661	$445

Revenues attributable to domestic and foreign operations for the nine months ended September 30, 2010 and 2009, follows:

	September 30,
	2010	2009
United States	$61,400	$48,273
United Kingdom	10,321	6,835
Other countries	8,206	7,614
Total revenue	$79,927	$62,722

Long-lived assets by geographic region follows:

	September 30, 2010	December 31, 2009
United States	$30,375	$29,508
Israel	13,480	13,815
United Kingdom	2,569	—
Total long-lived assets	$46,424	$43,323

(H)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill in the nine months ended September 30, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments	95	95	—
Balance as of September 30, 2010	$24,015	$15,991	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	98	98	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of December 31, 2009	$23,920	$15,896	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of September 30, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$4,182
Customer contracts	2,400	3.0 years	2,400
In process research and development	789	—	—
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	50
Other	235	3.0 years	235
Total	$10,349		$7,907

	As of December 31, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,262
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	473
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	18
Other	235	3.0 years	176
Total	$9,560		$6,739

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $390 and $1,168 for the three and nine months ended September 30, 2010, respectively, and $425 and $1,583 for the three and nine months ended September 30, 2009, respectively. Estimated amortization expense for the next five years is: $318 in 2010, $964 in 2011, $43 in 2012, $43 in 2013, $43 in 2014 and $242 thereafter. In process research and development is currently classified as an indefinite lived asset and will continue to be evaluated for impairment on a periodic basis. When the technology is placed in service, the Company will amortize the balance over the assets estimated useful life.

(I)  RECENTLY ISSUED FASB ACCOUNTING STANDARDS UPDATES

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

(2)  BALANCE SHEET COMPONENTS

Property and Equipment

   Property and equipment is summarized as follows:

	September 30, 2010	December 31, 2009

Computer equipment and software	$23,226	$17,045
Furniture, equipment and building improvements	975	811
	24,201	17,856
Less accumulated depreciation	12,193	8,305
Total	$12,008	$9,551

Accrued Expenses

   Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009

Payroll and other employee related costs	$5,365	$7,557
Professional services and consulting and other vendor fees	3,747	2,370
Sales commissions	334	608
Other	481	360
Total	$9,927	$10,895

(3)  ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the nine months ended September 30, 2010, the Company incurred additional costs related to the earn-out litigation in the amount of $95, resulting in an increase in goodwill. During the twelve months ended December 31, 2009, the Company incurred additional costs related to the earn-out litigation in the amount of $98, resulting in an increase in goodwill.

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. All 1,127,985 shares are included in the weighted average shares outstanding used in basic and diluted net income per common share as of March 31, 2007. In accordance with the purchase agreement, the earn-out consideration was subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient (“Plaintiff”). The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demanded payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case recently proceeded to trial, which ended on November 4, 2010.  Post-trial filings are due on November 19, 2010.  In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out.  The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court.  If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award  would be approximately $6,000.  Should the Company be required to pay any damages award, the associated expense would be allocated to goodwill in connection with Proficient acquisition.

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

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2010 was approximately $1,523 and $4,554, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2009 was approximately $1,279 and $3,502, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $102 and $346 of employer matching contributions for the three and nine months ended September 30, 2010, respectively. Salaries and related expenses include $75 and $273 of employer matching contributions for the three and nine months ended September 30, 2009, respectively.

(6)  LEGAL MATTERS

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative (“Plaintiff”) on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case recently proceeded to trial, which ended on November 4, 2010. Post-trial filings are due on November 19, 2010. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6,000. Should the Company be required to pay any damages award, the associated expense would be allocated to goodwill in connection with Proficient acquisition.

On May 15, 2009, the Company filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by the Company. The Company is seeking damages for infringement and an injunction against future infringement of its patents. On June 2, 2009, the Company filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService, U.S. Patent No. 6,915,336, is invalid and not infringed by the Company’s products. On July 10, 2009, InstantService filed a motion to dismiss one of four causes of action. A hearing on the motion was held on March 22, 2010 at which the Court denied InstantService’s motion to dismiss. InstantService filed an answer to the Company’s first amended complaint on April 5, 2010, and asserted counterclaims against the Company. On April 29, 2010, the Company filed its reply to InstantService’s counterclaims. On May 20, 2010, InstantService filed amended counterclaims alleging infringement of U.S. Patent No. 6,144,670 and U.S. Patent No. 7,315,518 and adding as counterclaim plaintiffs Art Technology Group, Inc. (“ATG”) and ITXC IP Holdings, S.A.R.L. On August 24, 2010, the Company filed a second amended complaint, amending the claims of infringement to include ATG and adding ATG as a defendant to this case. On September 9, 2010, defendants filed an answer to the Company’s second amended complaint and reasserted counterclaims against the Company. This case is in the early stages and discovery is ongoing. The Company intends to vigorously pursue its claims and to vigorously defend against InstantService's counterclaims.

The Company is not currently party to any other legal proceedings. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business.

(7) SUBSEQUENT EVENTS

On November 2, 2010, the Company entered into a separation agreement and general release with its President and Chief Financial Officer (“Officer”) setting forth the terms and conditions of the Officer’s departure from the Company, which include a period of transition through April 2, 2011, subject to earlier termination under certain terms of the agreement. In exchange for performance under the terms of the agreement, the Officer will receive (i) a payment of $325,000, (ii) a 2010 bonus payment equal to Officer’s bonus target amount of $200,000 multiplied by the percentage multiplier applicable to the Company’s overall bonus pool based on Company fiscal performance pursuant to the Company’s 2010 bonus plan, (iii) up to 12-months of premium payments for health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act, and (iv) an extension of the exercisability of all vested stock options held by Officer as of his last day of employment until the third anniversary thereof.

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

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise sales agents, and by establishing a midmarket sales group that will focus on adding new customers that are larger than our typical SMB customers, but smaller than our largest enterprise customers. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•
Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

•
Expanding Research and Development Investment to Support New Product Initiatives. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

THIRD QUARTER 2010

Financial overview of the third quarter 2010 compared to the third quarter 2009 are as follows:

•	Revenue increased 27% to $28.2 million from $22.3 million.

•	Gross profit margin decreased to 73% from 75%.

•	Operating expenses increased 30% to $24.1 million from $18.6 million.

•	Net income increased 22% to $2.8 million from $2.3 million.

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. Stock-based compensation recognized in our Consolidated Statements of Income for the periods ended September 30, 2010 and 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. We currently use the Black-Scholes option pricing model to determine grant date fair value.

As of September 30, 2010, there was approximately $15.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to the large number of customers. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2010 and 2009. One customer accounted for approximately 22% of accounts receivable at September 30, 2010. One customer accounted for approximately 12% of accounts receivable at December 31, 2009. During the nine months ended September 30, 2010, we increased our allowance for doubtful accounts by $65,000 to approximately $460,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

In accordance with ASC 350-10, we completed our annual impairment test in the third quarter of 2010. Based on this test, we determined that no impairment had occurred. Beginning in the first quarter of 2009, we adopted the provisions of ASC 820-10. The adoption of this ASC did not have a material impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 87% of total revenue for the three and nine months ended September 30, 2010, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and nine months ended September 30, 2010, respectively. Revenue from our Business segment accounted for 86% of total revenue for the three and nine months ended September 30, 2009, respectively. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the three and nine months ended September 30, 2009, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of expert fees and accounted for approximately 13% of total revenue for the three and nine months ended September 30, 2010, respectively. Revenue generated from online transactions between Experts and Users accounted for approximately 14% of total revenue for the three and nine months ended September 30, 2009, respectively.

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

During the nine months ended September 30, 2010, we increased our allowance for doubtful accounts by $65,000 to approximately $460,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During the nine months ended September 30, 2009, we increased our allowance for doubtful accounts by $30,000 to approximately $370,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and nine months ended September 30, 2010 and 2009 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense related to ASC 718-10	$1,429	$1,211	$3,602	$3,491
Total	$1,429	$1,211	$3,602	$3,491

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent Experts and individual Users.

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Revenue - Business. Revenue increased by 29% and 28% to $24.6 million and $69.4 million in the three and nine months ended September 30, 2010, respectively, from $19.1 million and $54.2 million in the comparable periods in 2009. This increase is primarily attributable to increased revenue from new clients in the amount of approximately $2.9 million and $8.8 million, respectively, and, to a lesser extent, to existing clients in the amount of approximately $2.2 million and $5.4 million, respectively, net of cancellations, and an increase in professional services revenue of approximately $427,000 and $1.1 million, respectively. Our revenue growth has typically been driven by a mix of revenue from newly added clients as well as expansion of existing clients.

Revenue - Consumer. Revenue increased by 15% and 23% to $3.6 million and $10.5 million in the three and nine months ended September 30, 2010, respectively, from $3.1 million and $8.5 million in the comparable periods in 2009.  This increase is primarily attributable to an increase in gross revenue as a result of increased chat minutes.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 45% to $6.7 million in the three months ended September 30, 2010 from $4.6 million in the comparable period in 2009. This increase in expenses is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.1 million as a result of increased revenue and an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $902,000. Cost of revenue increased by 50% to $18.6 million in the nine months ended September 30, 2010, from $12.4 million in the comparable period in 2009. This increase is primarily attributable to higher total compensation and related costs for  additional and existing customer service and network operations personnel in the amount of approximately $3.3 million and an increase in expenses for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $2.8 million as a result of increased revenue.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 5% to $937,000 in the three months ended September 30, 2010 from $892,000 in the comparable period in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing customer service and network support personnel  in the amount of approximately $28,000. Cost of revenue increased by 7% to $2.8 million in the nine months ended September 30, 2010 from $2.6 million in the comparable period in 2009. This increase is primarily attributable to an increase in credit card and transaction processing fees and related costs   in the amount of approximately $85,000 and to higher compensation and related costs for additional and existing customer service and network support personnel in the amount of approximately $60,000 and an increase in primary and backup server facilities in the amount of approximately $37,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 27% to $3.9 million in the three months ended September 30, 2010 from $3.1 million in the comparable period in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $700,000. Product development costs increased by 28% to $11.5 million in the nine months ended September 30, 2010, from $8.9 million in the comparable period in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $2.1 million and allocated occupancy costs and related overhead in the amount of approximately $429,000. We are increasing our investment in new product development efforts to expand future product offerings.  We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 39% to $6.7 million in the three months ended September 30, 2010, from $4.8 million in the comparable period in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $1.5 million, an increase in allocated occupancy costs and related overhead in the amount of approximately $134,000 and an increase in advertising, public relations and trade show exhibit expenses of approximately $126,000.  Sales and marketing expenses increased by 32% to $19.4 million in the nine months ended September 30, 2010 from $14.7 million in the comparable period in 2009. The increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $4.0 million, an increase in allocated occupancy costs and related overhead in the amount of approximately $284,000 and an increase in advertising, public relations and trade show exhibit expenses of approximately $186,000.This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 6% to $1.6 million in the three months ended September 30, 2010 from $1.7 million in the comparable period in 2009. This decrease is primarily attributable to a decrease in advertising and promotional expenses of approximately $191,000 driven by improved efficiency in search engine optimization partially offset by an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $86,000. Sales and marketing expense decreased by 3% to $5.1 million in the nine months ended September 30, 2010 from $5.2 million in the comparable period in 2009. This decrease is primarily attributable to a decrease in advertising and promotional expenses of approximately $253,000 driven by improved efficiency in search engine optimization and was partially offset by an increase in compensation and related costs and allocated overhead for additional and existing marketing personnel in the amount of approximately $89,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 26% to $4.2 million in the three months ended September 30, 2010 from $3.3 million in the comparable period in 2009. This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $522,000 and an increase in recruiting and related costs, rent and other professional fees in the amount of approximately $354,000. General and administrative expenses increased by 22% to $12.1 million in the nine months ended September 30, 2010 from $10.0 million in the comparable period in 2009. This increase is primarily attributable to an increase in costs for corporate learning and development, recruiting and related costs, rent and other professional fees in the amount of approximately $1.5 million and an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $673,000.

Amortization of Intangibles. Amortization expense was $83,000 and $249,000 in the three and nine months ended September 30, 2010, respectively, as compared to $118,000 and $662,000 in the comparable periods in 2009, respectively and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. This decrease is attributable to the fact that the intangible assets related to the Proficient acquisition were fully amortized in 2009. Additional amortization expense in the amount of $307,000 and $921,000 are included in cost of revenue for the three and nine months ended September 30, 2010 and 2009, respectively. Amortization expense is expected to be approximately $1.5 million in the year ended December 31, 2010.

Other Income (Expense). Financial income was $43,000 and $75,000 in the three months ended September 30, 2010 and 2009, respectively, and relates to favorable currency rate movements related to our Israeli operations.  Financial expense was $47,000 and $21,000 in the nine months ended September 30, 2010 and 2009, respectively, and relates to unfavorable currency rate movements related to our Israeli operations.  Interest income was $30,000 and $83,000 in the three and nine months ended September 30, 2010, compared to $15,000 and $71,000 in the comparable periods in 2009, respectively, and consists of interest earned on cash and cash equivalents. These increases are primarily attributable to our increases in cash and cash equivalents.

Provision for Income Taxes.   Our effective tax rate was 34% and 37% for the three and nine months ended September 30, 2010, respectively, resulting in a provision for income taxes of $1.4 million and $3.8 million in the three and nine months ended September 30, 2010, respectively. Our effective tax rate was 40% and 43% for the three and nine months ended September 30, 2009, respectively, resulting in a provision for income taxes of $1.5 million and $3.5 million in the comparable periods in 2009, respectively.

Net Income. We had net income of $2.8 million and $6.5 million in the three and nine months ended September 30, 2010, as compared to net income of $2.3 million and $4.7 million for the comparable periods in 2009. Revenue increased by $6.0 million and $17.2 million, respectively, while operating expenses increased by $5.5 million and $15.1 million, respectively, contributing to a net increase in income from operations of approximately $443,000 and $2.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had approximately $50.4 million in cash and cash equivalents, an increase of approximately $4.8 million from December 31, 2009.

Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2010 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to increases in deferred revenue, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 2009 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and prepaid expenses.

Net cash used in investing activities was $6.9 million and $4.7 million in the nine months ended September 30, 2010 and 2009, respectively, and was due primarily to the purchase of fixed assets.

Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2010 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options partially offset by the repurchase of common stock. Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2009 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from the issuance of common stock in connection with the exercise of stock options by employees partially offset by the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs.  Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002. As of September 30, 2010, we had an accumulated deficit of approximately $102.9 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2010 was approximately $1.5 million and $4.6 million, respectively, and approximately $1.3 million and $3.5 million for the three and nine months ended September 30, 2009.

As of September 30, 2010, our principal commitments were approximately $16.0 million under various operating leases, of which approximately $1.3 million is due in 2010. We do not currently expect that our principal commitments for the year ending December 31, 2010 will exceed $3.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $7.5 million in 2010.

Our contractual obligations at September 30, 2010 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$16,017	$1,307	$8,391	$3,748	$2,571
Total	$16,017	$1,307	$8,391	$3,748	$2,571

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the nine months ended September 30, 2010, the U.S dollar depreciated against the NIS which had a negative impact on our results of operations and financial conditions when compared to the same period in 2009. During the nine month period ended September 30, 2010, expenses generated by our Israeli operations totaled $23.5 million. We do not currently hedge our foreign currency risk exposure.  We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2010, we increased our allowance for doubtful accounts $65,000 to approximately $460,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles and we wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2010, we implemented a new general ledger system. The implementation automated certain financial processes in revenue recognition, accounts receivable,  accounts payable and month end close process, which resulted in the change of some controls. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative (“Plaintiff”) on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. We believe the claims are without merit. The case recently proceeded to trial, which ended on November 4, 2010.  Post-trial filings are due on November 19, 2010.  In the event that the Court finds in whole or in part for Plaintiff, we would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out.  We are presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court.  If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6.0 million.  Should we be required to pay any damages award, the associated expense would be allocated to goodwill in connection with Proficient acquisition.

On May 15, 2009, we filed a complaint in the United States District Court for the Southern District of New York against InstantService, Inc. (“InstantService”) asserting claims that InstantService infringes the U.S. Patent Nos. 6,519,628 and 7,526,439 owned by us. We are seeking damages for infringement and an injunction against future infringement of our patents. On June 2, 2009, we filed a first amended complaint seeking a declaratory judgment that a patent purportedly owned by InstantService, U.S. Patent No. 6,915,336, is invalid and not infringed by our products. On July 10, 2009, InstantService filed a motion to dismiss one of four causes of action. A hearing on the motion was held on March 22, 2010 at which the Court denied InstantService’s motion to dismiss. InstantService filed an answer to our first amended complaint on April 5, 2010, and asserted counterclaims against us. On April 29, 2010, we filed our reply to InstantService’s counterclaims. On May 20, 2010, InstantService filed amended counterclaims alleging infringement of U.S. Patent No. 6,144,670 and U.S. Patent No. 7,315,518 and adding as counterclaim plaintiffs Art Technology Group, Inc. (“ATG”) and ITXC IP Holdings, S.A.R.L. On August 24, 2010, we filed a second amended complaint, amending the claims of infringement to include ATG and adding ATG as a defendant to this case.  On September 9, 2010, defendants filed an answer to our second amended complaint and reasserted counterclaims against us. This case is in the early stages and discovery is ongoing. We intend to vigorously pursue our claims and to vigorously defend against InstantService's counterclaims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of September 30, 2010, $6.4 million remained available for purchases under the program.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2010 – 7/31/2010	170,813	$6.65	170,813	$8,864,000
8/1/2010 – 8/31/2010	276,183	6.84	276,183	6,975,000
9/1/2010 – 9/30/2010	87,500	6.97	87,500	6,365,000
Total	534,496	$6.80	534,496	$6,365,000

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: November 8, 2010	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: November 8, 2010	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President and Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002