Form 10-K
period 2010-12-31
LIVEPERSON INC
filed 2011-03-15
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $196,732,898 (computed by reference to the last reported sale price on The Nasdaq Capital Market on that date). The registrant does not have any non-voting common stock outstanding.

On March 1, 2011, 52,199,178 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed not later than April 30, 2011, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2010 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR COMPANY POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN ITEM 1A, “RISK FACTORS.”

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

LivePerson manages a unique set of online consumer behavioral data on behalf of our customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through a customer’s website, and even into a shopping cart and an executed sale, this data enables us to develop unique insights into consumer behavior during specific transactions, within a customer’s user base and even across significant industry verticals like financial services, telecommunications, technology and retail. Based on our internal measures, in December 2010, we hosted more than 1.3 billion visitor sessions per month across our customers’ websites. Today this session data is primarily used to proactively engage consumers in order to increase online conversion rates and average order values, and we continue to invest in opportunities to leverage the value of this data in new and innovative ways for our customers.

More than 8,500 companies, including Cisco, Hewlett-Packard, IBM, Microsoft, Qwest and Verizon, employ our technology to keep pace with rising consumer expectations for the online channel. As a result, LivePerson has unique insight into consumer behavior, which we leverage to improve our product and educate our customers through our consulting services.

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

As a “cloud computing” or software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership (TCO), scalability, cost predictability and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by LivePerson eliminate the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software. According to Gartner, Inc. a leading information technology research firm, 90% of e-commerce sites will rely on at least one SaaS solution by 2013, while 40% of all e-commerce sites will rely entirely on SaaS solutions by that same year.

Our consumer services offering is an online marketplace that connects independent experts and individual service providers who provide information and knowledge for a fee via real-time chat with consumers. Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, health and medicine, education and tutoring, shopping, professional development, spirituality and religion, business and finance, arts and creative services, legal services, home and leisure, and other topics.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on NASDAQ and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Atlanta, London, San Francisco and Tel Aviv.

Market Opportunity

While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily. According to a Goldman Sachs report, sales over the Internet will reach $963 billion by 2013, growing at an annual rate of 19.4% and online retail is growing faster than retail sales and its share of total retail continues to expand. Furthermore, Forrester Research indicates interesting opportunities in the Asia Pacific region. For example, Australian online retail sales are predicted to double from AU$16.9 billion in 2009 to AU$33.3 billion in 2015. According to Forrester, online spending in Japan hit $45 billion in 2010 and is growing at a faster rate than Europe’s largest market, the United Kingdom.

The rise of online video and social media has stimulated Internet advertising spending, which is predicted to exceed $70 billion in 2011, according to media services group, ZenithOptimedia. According to Forrester Research, almost one in five online U.S. consumers reportedly used chat in the past 12 months and 44% of online consumers state that having their questions answered by a live person while shopping online is one of the most important features a web site can provide. Nineteen percent of online customers have used online chat while shopping and 29% express interest in using chat, according to Forrester.

We believe that the positive trends in e-commerce described above, along with the diversifying channels of consumer engagement worldwide all offer LivePerson opportunities to expand. LivePerson continues to deliver increased value to customers through its core product while also seeking to expand the availability and integration of this product through different channels, such as mobile and social. By seeking to offer our solutions through different channels of engagement, we are improving the convenience and accessibility of our solutions, responding to the reality of today’s online market.

We also believe that demographics shifts favor LivePerson’s current and planned offerings. According to Forrester Research, members of Generation Y are dedicated consumers of online content; most use multiple technologies for online communications such as email, social networking and text messaging, and create and share user-generated content. Forrester also indicates that this demographic is demanding, with high expectations for the services they purchase via the Web which may in turn accelerate the demand for LivePerson’s online, real-time customer engagement solutions.

Strategy

The key elements of LivePerson’s business solutions strategy include:

Strengthening Our Position in Both Existing and New Markets and Growing Our Recurring Revenue Base.  LivePerson plans to continue to develop its market position by significantly increasing its client base, and expanding within its existing installed base. We will continue to focus primarily on key target markets: financial services, retail, telecommunications, technology and travel/hospitality within both our enterprise and midmarket market sectors, as well as the small and midsize business (SMB) sector. Healthcare, insurance and energy utilities are new target industries and natural extensions of our primary target markets. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing clients by collaborating with them to optimize our added value and effectiveness. Continuing to grow our client base will enable us to strengthen our recurring revenue stream.

Expanding the Engagement Tools We Provide to Customers.  We are in the process of creating new applications, beyond chat, that will leverage our real-time intelligence platform and existing infrastructure in new ways. Today, using our real-time intelligence platform, our customers intelligently engage approximately two percent of their website visitors via chat. As part of our current strategy, we are striving to provide our customers with the ability to intelligently engage a greater proportion of their website visitors in new ways, such as delivery of content using our real-time intelligence platform. In addition to having our own applications in development, we have recently added APIs to our real-time intelligence platform in order to allow third parties to develop applications as well. We are in the process of cultivating a community of developers capable of offering additional applications to our customers, and we are beginning to see some initial use of these third party applications by our customer base.

Maintaining Market Leadership Through Product Innovation, a Partner Ecosystem and Security Expertise.  As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation and delivery of new products and technologies to our client base. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing client and end-user requirements in our rapidly evolving industry.

Expanding our International Presence.  During 2010, we continued our investment in direct sales and services personnel to expand our customer base in the United Kingdom and Western Europe, including expansion within several of the largest financial services and telecommunications companies in this region. We currently plan to continue to invest in our operations in this region in 2011. We have also continued our efforts to evaluate partnership opportunities and sales and marketing strategies to support expansion into the Asia-Pacific region, and currently plan to increase our investment in and management focus on these efforts during 2011. We currently have a partner supporting our sales, marketing and support efforts in the Asia-Pacific region, based in Melbourne, with initial focus on Australia, New Zealand, the Philippines and Singapore.

Continuing to Build Brand Recognition.  As a pioneer of real-time engagement, LivePerson enjoys strong brand recognition and credibility. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for online engagement tools. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers. When a visitor engages in a text-based chat on a customer’s website, our brand name is displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness and increased demand for our solutions.

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

Evaluating Strategic Alliances and Acquisitions When Appropriate.  In April 2010, we acquired Tel Aviv-based NuConomy Ltd. to accelerate certain R&D efforts and to strengthen expertise in the area of online behavioral analytics. We continue to seek opportunities to form strategic alliances with, or to acquire, other companies that can accelerate our growth or broaden our product offerings. We have successfully integrated several acquisitions over the past decade. While we have in the past, and may from time to time in the future, engage in discussions regarding or pursue acquisitions or strategic alliances, we currently have no binding commitments with respect to any future acquisitions or strategic alliances and we are not currently engaged in any material negotiations with respect to these types of opportunities.

Products and Services

LivePerson’s hosted platforms support and manage real-time online interactions for businesses and independent experts. With our business-to-business services, chat, voice/click-to-call, email and self-service/knowledgebase are managed from a single agent desktop. By supplying a complete, unified customer history, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless customer experience. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.

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

LivePerson Enterprise Platinum.  LivePerson Enterprise Platinum combines the capabilities of LivePerson Enterprise for Sales and Enterprise for Service solutions for very large, complex on-line businesses. Combining all of the functionality of these services, along with ability to support multiple lines of business, multiple geographies, and complex use-cases, the Platinum solution is the flagship offering for our largest clients.

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

LivePerson Expert Platform.  LivePerson continues to maintain a marketplace platform where consumers can chat live with independent experts in a variety of categories. Personal advice has been one of the more popular and successful categories on the platform to date and we see potential in other categories such as counseling, programming and business advice. Affiliate marketing is a key component of our strategy to drive more consumer users to the platform, as is investment in search engine marketing (“SEM”) campaigns.

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

Clients

Our business operations client base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with customers online. We plan to continue to focus primarily on key target markets: financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as the SMB sector, within the United States and Canada, Europe and the Asia-Pacific region.

No single customer accounted for or exceeded 10% of our total revenue in 2010.

Sales and Marketing

Sales

We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales.  Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our clients’ strategic initiatives. Our sales and marketing-focused solutions are targeted at business executives whose primary responsibility is maximizing online customer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value, as well as enhancing customer satisfaction. The value proposition for our customer service focused-solutions appeals to professionals who hold both top and bottom line responsibility for customer service and technical support functions within their organization, as well as enhancing customer satisfaction. Our proactive service solution enables these organizations to provide effective customer service by deflecting costly phone calls and emails to the more cost efficient chat channel. Whether we engage with individuals or teams responsible for online sales or service, LivePerson supports any organization with a company-wide strategic initiative to improve the overall online customer experience. Our sales methodology often begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective client. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment (ROI), we transition to a program management model wherein we work hand-in-hand with the client, providing detailed analyses, measurements and recommendations that help optimize their chat channel performance and ensure ongoing program success.

Indirect Sales.  Resources within our organization are focused on developing partnerships to generate revenues via referral partnerships and indirect sales particularly as an adjunct to our SMB sales. By maximizing market coverage via partners who provide lead referrals and complementary products and services, we believe this channel supports revenue opportunities without incurring the costs associated with traditional direct sales.

Client Support

Our Professional Services group provides deployment support and ongoing business consulting to enterprise and midmarket clients and maintains involvement throughout the engagement lifecycle. All LivePerson clients have access to 24/7 help desk services through chat, email and phone.

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

Our marketing strategy also encompasses public relations. As a result of relationships developed with the media and industry analyst community, we gain positive media and editorial coverage. Other initiatives include securing public speaking opportunities, case studies and bylined articles featuring key executives and customers, which helps raise LivePerson’s profile and reinforces our position as an industry leader. We also proactively facilitate formal and informal interaction among our most accomplished customers, enabling us to expand our role as one of their key strategic partners.

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. LivePerson’s business solutions compete directly with companies that facilitate real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers, including SaaS providers such as Art Technology Group (recently acquired by Oracle Corporation), RightNow Technologies, Talisma and TouchCommerce. We believe that our long-standing relationships with clients, particularly at the enterprise level, and our online selling expertise, including knowledge of online consumer purchasing habits, sophisticated methodologies to efficiently engage online consumers and reporting capabilities that measure return on investment differentiate us from existing competitors. We believe that as the scope, size and sophistication of our customers’ requirements increases, our competitors’ relative strengths as compared to our offerings declines. We face potential competition from Web analytics and online marketing service providers, such as Adobe and Google. We also face potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and/or live advice. The most significant challenges facing any new market entrant include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a highly secure and scalable network infrastructure.

LivePerson’s consumer operations compete with companies that provide cross category advice such as About.com and Yahoo Answers. The consumer operations also compete with niche players offering advice in specific vertical categories.

Finally, LivePerson competes with in-house online engagement solutions, as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

LivePerson believes that competition will increase as our current competitors increase the sophistication of their offerings and as new participants enter the market. Compared to LivePerson, some of our larger current and potential competitors may have:

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

Technology

Three key technological features distinguish the LivePerson services:

•	We support our clients through a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the United Kingdom and are supported by a top-tier backup server facility located in The Netherlands. Nearly all of our larger customers outside of the United States are hosted within our UK-based hosting facility.

To meet the growing demands of our expanding customer base, LivePerson transitioned its primary U.S. production facility to a co-located datacenter in early 2008, and its primary European production facility to a co-located datacenter in mid-2010. By managing our servers directly, we now have greater flexibility and control over the production environment, allowing us to be more responsive to customer needs and to continue to provide a superior level of service. Our network, hardware and software are designed to accommodate our clients’ demand for secure, high-quality 24-hour per day/seven-day per week service.

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

Our software design is also based on open standards. These standard protocols facilitate integration with our clients’ legacy and third-party systems. Representative examples include:

•	Java
•	XML (Extensible Mark-up Language)
•	HTML (Hypertext Mark-up Language)
•	SQL (Structured Query Language)
•	HTTP (Hypertext Transfer Protocol)

Network Architecture.  The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson client. This network architecture is hosted in collocation facilities with redundant network connections, servers and other infrastructure, enabling superior availability. Our backup server infrastructure housed at separate locations provides our primary hosting facilities with effective disaster recovery capability. For increased security, we use advanced firewall architecture and industry leading encryption standards. We also enable our clients to further encrypt their sensitive data using more advanced encryption algorithms.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet and the management of customer and consumer data such as, but not limited to, laws and regulations relating to user privacy, freedom of expression, data privacy, content and quality of products and services, taxation, advertising, information security and intellectual property rights. We post on our website our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices to comply with applicable laws. Interpretation of user privacy and data protection laws, and their application to the Internet in the U.S. and foreign jurisdictions is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

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

A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

•	proposed regulations regarding monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. While there are currently many proposals by lawmakers and industry in this area, and several of those proposals, if adopted, would not be expected to materially impact our business, this is an evolving and unsettled area of regulation and any new significant restrictions or technological requirements imposed could have a negative impact on our business.
•	the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business;
•	the Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. Today, our policies limit use of our consumer-facing site to adults over 18 years of age; and
•	the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our clients using our solutions will be permitted by spam filters to reach the intended recipients.

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

Employees

As of March 1, 2011, we had 481 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

Website Access to Reports

We make available, free of charge, on our website (www.liveperson.com), our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

Although we achieved profitability in 2010, we may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

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

The ongoing global economic downturn that began in 2008 may adversely affect our business and results of operations.

The U.S. and other global economies have continued to experience an economic downturn that has affected all sectors of the economy, particularly in the financial services and retail industries, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further.

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

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including SaaS providers such as Art Technology Group (recently acquired by Oracle Corporation), RightNow Technologies, Talisma and TouchCommerce. We face potential competition from Web analytics and online marketing service providers, such as Adobe and Google. We also face potential competition from larger enterprise software companies such as Oracle and SAP. In addition, established technology companies such as Google, Microsoft, Salesforce.com and Yahoo may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance and live advice.

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

New and developing regulatory or other legal requirements could materially impact our business.

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

Proposed regulations regarding monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. While there are currently many proposals by lawmakers and industry in this area, and several of those proposals, if adopted, would not be expected to materially impact our business, this is an evolving and unsettled area of regulation and any new significant restrictions or technological requirements imposed could have a negative impact on our business.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our clients’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices such as but not limited to security standards could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

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

Our future success depends to a significant extent on the continued services of our senior management team. The loss of the services of any member of our senior management team could have a material and adverse effect on our business, results of operations and financial condition. We cannot assure you that we would be able to successfully recruit and integrate newly-hired senior managers who would work together successfully with our existing management team.

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

During the past decade, we have completed acquisitions outside the United States. We have also continued to invest in expansion of operations in the United Kingdom, Europe, Israel and the Asia-Pacific region. Our ability to continue our international expansion involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

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

We have made several acquisitions during the past decade. In April 2010, we acquired NuConomy Ltd., an Israeli-based development-stage company. In October 2007, we acquired Kasamba Inc., an Israeli-based provider of a platform for online, real-time expert advice. In July 2006, we acquired Proficient Systems, Inc., a U.S. provider of hosted proactive chat solutions that help companies generate revenue on their websites. In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

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

Privacy concerns relating to the Internet are increasing, which could result in new legislation, negative public perception and/or user behavior that negatively affect our business.

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

Our technology platforms enable representatives of our clients as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

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

The Digital Millennium Copyright Act, or DMCA, is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of The Communications Decency Act, or CDA, are intended to provide statutory protections to online service providers who distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

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

During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.

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

We have a history of losses, we had an accumulated deficit of $100.2 million as of December 31, 2010 and we may incur losses in the future.

Although we achieved profitability in 2010, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and in 2009 and 2010. We recorded a net loss of $23.8 million for the year ended December 31, 2008. As of December 31, 2010, our accumulated deficit was approximately $100.2 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.

As of December 31, 2010, we had $61.3 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

We cannot assure our stockholders that our current or future stock repurchase programs will enhance/has enhanced long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of March 1, 2011, approximately $6.4 million remained available for purchases under the program.

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

Political, economic and military conditions in Israel could negatively impact our Israeli operations

Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2010, we had 294 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty in the region. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. In December 2008 and January 2009, Israel engaged in an armed conflict with Hamas, which involved civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent popular uprisings in various countries in the Middle East and northern Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries. In addition, this instability may affect the global economy and marketplace through changes in oil and gas prices. Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our ordinary shares. Further escalation of tensions or violence might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

Our common stock is traded on more than one market and this may result in price variations.

Shares of our common stock are currently traded on the NASDAQ Capital Market and the Tel Aviv Stock Exchange (“TASE”). Trading in our common stock on these markets takes place in different currencies (U.S. dollars on NASDAQ and NIS on the TASE), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.

Our stockholders who each own greater than five percent of the outstanding common stock and our named executive officers and directors will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our named executive officers and directors, in the aggregate, and as of December 31, 2010, beneficially own approximately 44.9% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 17,000 square feet at our headquarters location in New York City, under a lease expiring in July 2011. In March 2010, we signed a lease for new office space approximately 18,500 square feet expiring in April 2020.

Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 44,000 square feet, under leases expiring in December 2010. In February 2010, they signed a lease for new office space of approximately 46,000 square feet expiring in December 2015.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 9,000 square feet, under a lease expiring in November 2015.

Our wholly-owned subsidiary, LivePerson (UK) Ltd. maintains offices in Reading, United Kingdom of approximately 1,000 square feet, under a lease expiring in May 2011.

We also lease space for our primary and back-up hosting facilities at separate locations in the continental U.S and Europe.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our operations for the foreseeable future.

Item 3. Legal Proceedings

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that we breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. We believe the claims are without merit. The case recently proceeded to trial, which ended on November 4, 2010. Post-trial filings were due on November 19, 2010. In the event that the Court finds in whole or in part for Plaintiff, we would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. We are presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6.0 million. Should we be required to pay any damages award, the associated payment would be allocated to goodwill in connection with Proficient acquisition.

On January 20, 2011, our patent litigation against InstantService, Inc., together with all related claims and counterclaims, was dismissed pursuant to a settlement agreement entered by the parties. The terms of the settlement are confidential. The settlement of this litigation did not have a material effect on our results of operations, financial condition or cash flows.

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against us and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. Gemini seeks damages for past infringement, and an injunction against future infringement of the patent in suit. We believe Gemini's claims are without merit. On January 10, 2011, we answered the complaint, asserting numerous affirmative defenses including non-infringement and invalidity of the patent in suit, and we also counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent in suit. No schedule for proceedings in this matter has been set by the Court at this time. We intend to vigorously defend against Gemini’s allegations, and vigorously pursue our counterclaims. We have not accrued for this contingency as of December 31, 2010, because the amount of loss, if any, cannot be reasonably estimated at this time.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are currently not a party to any other legal proceeding that management believes would have a material adverse effect on our financial position or results of operations.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The principal United States market on which our common stock is traded is The Nasdaq Capital Market of The Nasdaq Stock Market under the symbol LPSN. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The Nasdaq Capital Market:

	High	Low
Year ended December 31, 2010:
First Quarter	$8.13	$5.85
Second Quarter	$8.94	$5.99
Third Quarter	$8.77	$6.10
Fourth Quarter	$11.75	$8.47
Year ended December 31, 2009:
First Quarter	$2.27	$1.68
Second Quarter	$4.19	$2.28
Third Quarter	$5.15	$3.81
Fourth Quarter	$7.20	$4.76

Holders

As of March 1, 2011, there were approximately 210 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2010 – 10/31/2010	—	$—	—	$6,365,000	(1)
11/1/2010 – 11/30/2010	—	—	—	6,365,000
12/1/2010 – 12/31/2010	—	—	—	6,365,000
Total	—	$—	—	$6,365,000

(1)	Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of March 1, 2011, $6.4 million remained available for purchases under the program.

Stock Performance Graph

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

Notes:

(1)	The graph covers the period from December 31, 2005 to December 31, 2010.
(2)	The graph assumes that $100 was invested at the market close on December 31, 2005 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2008, 2007 and 2006 and the related statements of operations for the years ended December 31, 2007 and 2006 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of NuConomy in April 2010, Kasamba in October 2007 and Proficient in July 2006, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$109,862	$87,490	$74,655	$52,228	$33,521
Operating expenses:
Cost of revenue	29,640	21,076	20,307	13,534	7,621
Product development	15,711	12,111	12,899	9,032	5,062
Sales and marketing	32,835	27,355	26,124	16,124	11,864
General and administrative	17,077	13,417	13,042	9,208	6,542
Amortization of intangibles	259	745	1,407	1,116	1,383
Goodwill impairment	—	—	23,501	—	—
Total operating expenses	95,522	74,704	97,280	49,014	32,472
Income (loss) from operations	14,340	12,786	(22,625)	3,214	1,049
Other (expense) income :
Financial (expense)	(106)	(80)	(376)	(18)	(58)
Interest income	99	94	329	914	773
Total other (expense) income, net	(7)	14	(47)	896	715
Income (loss) before (provision for) benefit from income taxes	14,333	12,800	(22,672)	4,110	1,764
(Provision for) benefit from income taxes (1)	(5,074)	(5,037)	(1,165)	1,711	438
Net income (loss) attributable to common stockholders	$9,259	$7,763	$(23,837)	$5,821	$2,202
Basic net income (loss) per common share	$0.18	$0.16	$(0.50)	$0.13	$0.06
Diluted net income (loss) per common share	$0.18	$0.16	$(0.50)	$0.12	$0.05
Weighted average shares outstanding used in basic net income (loss) per common share calculation	50,721,880	47,962,688	47,428,251	43,696,378	39,680,182
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	52,907,541	49,008,440	47,428,251	46,814,080	43,345,232

(1)	For the years ended December 31, 2007 and 2006, the benefit from income taxes is related the release of the Company’s valuation allowance against deferred tax assets.

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$61,336	$45,572	$25,500	$26,222	$21,729
Working capital	61,600	39,996	19,924	17,641	19,233
Total assets	131,143	104,281	81,948	102,488	43,315
Total stockholders’ equity	104,643	81,137	63,583	84,712	34,549

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

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise sales agents, and by establishing a midmarket sales group that will focus on adding new customers that are larger than our typical SMB customers, but smaller than our largest enterprise customers. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.
•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.
•	Expanding Research and Development Investment to Support New Product Initiatives. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Financial Overview for the Three and Twelve Months Ended December 31, 2010

Financial overview of the three and twelve months ended December 31, 2010 compared to the comparable periods in 2009 are as follows:

•	Revenue increased 21% and 26% to $29.9 million and $109.9 million in the three and twelve months ended December 31, 2010, respectively from $24.8 million and $87.5 million in the comparable periods in 2009.
•	Gross profit margin decreased to 72% and 73% in the three and twelve months ended December 31, 2010 from 76% in the in the comparable periods in 2009.
•	Operating expenses increased 28% to $25.8 million and $95.5 million in the three and twelve months ended December 31, 2010, respectively from $20.1 million and $74.7 million in the comparable periods in 2009.
•	Net income decreased 11% to $2.7 million in the three months ended December 31, 2010 from net income of $3.1 million for the three months ended December 31, 2009. Net income increased 19% to $9.3 million in the twelve months ended December 31, 2010 from net income of $7.8 million for the twelve months ended December 31, 2009.

Critical Accounting Policies and Estimates

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of LivePerson services. Because we provide our application as a service, we follow the provisions of ASC 605-10-S99, “Revenue Recognition” and 605-25, “Revenue Recognition with Multiple-Element Arrangements.” We charge a monthly fee, which varies by type of service, the level of client usage and website traffic, and in some cases, the number of orders placed via our online engagement solutions.

For certain of our larger clients, we may provide call center labor through an arrangement with one or more of several qualified partners. For most of these clients, we pass the fee we incur with the labor provider and our fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these arrangements, we recognize revenue net of the labor provider’s fee in accordance with ASC-45, “Principal Agent Considerations,” due to the fact that we perform as an agent without risk of loss for collection.

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

As of December 31, 2010, there was approximately $14.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Accounts Receivable

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers. No single customer accounted for or exceeded 10% of our total revenue in 2010, 2009 and 2008. One customer accounted for approximately 22% and 12% of accounts receivable at December 31, 2010 and 2009, respectively. We increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

In 2010, the Company evaluated goodwill using a combination of discounted cash flows, prior transactions and quoted market prices methods and determined that no impairment had occurred.

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

Recently Issued FASB Accounting Standards Updates

In December 2010, the FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This update will have an impact on our accounting in the future for any reporting units with zero or negative carrying amounts.

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

Revenue from our Business segment accounted for 87% of total revenue for the year ended December 31, 2010. Revenue from our Business segment accounted for 86% of total revenue for the years ended December 31, 2009 and 2008. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the year ended December 31, 2010. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the year ended December 31, 2009. Revenue attributable to our monthly hosted Business services accounted for 94% of total Business revenue for the year ended December 31, 2008. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of expert fees and accounted for approximately 13% of total revenue for the year ended December 31, 2010. Revenue generated from online transactions between Experts and Users accounted for approximately 14% of total revenue for the years ended December 31, 2009 and 2008.

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

During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2010, 2009 and 2008 consist of:

	2010	2009	2008
	(In Thousands)
Stock-based compensation expense related to ASC 718-10	$5,142	$4,726	$4,266
Total	$5,142	$4,726	$4,266

Results of Operations

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent Experts and individual Users.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenue — Business. Revenue increased by 27% to $95.7 million for the year ended December 31, 2010, from $75.6 million for the year ended December 31, 2009. This increase is primarily attributable to revenue from new clients in the amount of approximately $12.0 million and, to a lesser extent, to revenue from existing clients who increased their use of our services in the amount of approximately $6.9 million, net of cancellations, partially offset by a decrease in professional services revenue of approximately $1.2 million. Our revenue growth has traditionally been driven by a mix of revenue from new clients as well as expansion from existing clients.

Revenue — Consumer. Revenue increased by 19% to $14.2 million for the year ended December 31, 2010, from $11.9 million for the year ended December 31, 2009. This increase is primarily attributable to an increase in gross revenue of approximately $1.8 million as a result of higher rates charged by experts. In addition, net revenue also increased due to an increase in the fees we charge experts of approximately $500,000.

Cost of Revenue — Business.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 48% to $25.9 million in 2010, from $17.5 million in 2009. This increase in expense is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $4.1 million as a result of increased revenue and an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $4.1 million. The increase in cost of revenue in excess of revenue growth was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage has increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.

Cost of Revenue — Consumer.  Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 6% to $3.8 million in 2010, from $3.6 million in 2009. This increase is primarily attributable to an increase in credit card and transaction processing fees and related costs in the amount of approximately $97,000 and to an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $80,000 as a result of increased revenue and an increase in total compensation and related costs for additional and existing customer service and network support personnel in the amount of approximately $50,000.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 30% to $15.7 million in 2010, from $12.1 million in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $3.1 million and allocated occupancy costs and related overhead in the amount of approximately $477,000. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing — Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 29% to $26.2 million in 2010, from $20.4 million in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $4.9 million, an increase in allocated occupancy costs and related overhead in the amount of approximately

$478,000 and an increase in advertising, public relations and trade show exhibit expenses of approximately $457,000. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.  Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 5% to $6.7 million in 2010, from $7.0 million in 2009. This decrease is primarily attributable to a decrease in advertising and promotional expenses of approximately $423,000 driven by improved efficiency in search engine optimization partially offset by an increase in compensation and related costs and allocated overhead for additional and existing marketing personnel in the amount of approximately $69,000.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 27% to $17.1 million in 2010, from $13.4 million in 2009. This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $1.4 million and increases in rent, legal and other professional, corporate learning and development and telephone in the amounts of $849,000, $844,000, $306,000 and $257,000, respectively.

Amortization of Intangibles.  Amortization expense was $259,000 and $745,000 in the years ended December 31, 2010 and 2009, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007 and Proficient in July 2006. This decrease is attributable to the fact that the intangible assets related to the Proficient acquisition were fully amortized in 2009. Additional amortization expense in the amount of $1.2 million is included in cost of revenue for the years ended December 31, 2010 and 2009. Amortization expense is expected to be approximately $964,000 in the year ended December 31, 2011.

Other (Expense) Income.  Financial expense was $106,000 and $80,000 in the twelve months ended December 31, 2010 and 2009 respectively, and relates to unfavorable currency rate movements, related to our Israeli operations. Interest income was $99,000 and $94,000 in the twelve months ended December 31, 2010 and 2009 respectively, and consists of interest earned on cash and cash equivalents. These increases are primarily attributable to our increases in cash and cash equivalents partially offset to decreases in short term interest rates.

(Provision for) Income Taxes.  For the year ended December 31, 2010, our effective tax rate was 35.4% resulting in a provision for income taxes of $5.1 million. For the year ended December 31, 2009, our effective tax rate was 39.4% resulting in a provision for income taxes of $5.0 million in 2009. The decrease in effective tax rate is primarily due to an increase in deductible expenses resulting from disqualifying dispositions from the exercise of incentive stock options in the year ended December 31, 2010.

Net Income. We had net income of $9.3 million in 2010 compared to net income of $7.8 million in 2009. Revenue increased $22.4 million while operating expenses increased by $20.8 million, contributing to a net increase in income from operations of $1.6 million.

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

Liquidity and Capital Resources

As of December 31, 2010, we had approximately $61.3 million in cash and cash equivalents, an increase of approximately $15.8 million from December 31, 2009. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the purchases of fixed assets related to the build-out of our collocation facility. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $15.5 million in the year ended December 31, 2010 and consisted of net income, non-cash expenses related to ASC-718-10, amortization of intangibles and depreciation, and increases in deferred revenue, accounts payable and accrued expenses, deferred income taxes, partially offset by an increase in accounts receivable, prepaid expenses and other current assets. Net cash provided by operating activities was $21.0 million in the year ended December 31, 2009 and consisted of net income, increases in accounts payable, accrued expenses, deferred income taxes, non-cash expenses related to ASC 718-10, depreciation and to the amortization of intangibles partially offset by decreases in accounts receivable and prepaid expenses and other current assets.

Net cash used in investing activities was $8.9 million in the year ended December 31, 2010 and was due primarily to purchase of fixed assets for our collocation facilities. Net cash used in investing activities was $6.0 million in the year ended December 31, 2009 and was due primarily to purchase of fixed assets.

Net cash provided by financing activities was $9.2 million in the year ended December 31, 2010 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options and partially offset by the repurchase of common stock. Net cash provided by financing activities was $5.1 million in the year ended December 31, 2009 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from the issuance of common stock in connection with the exercise of stock options by employees partially offset by the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002. As of December 31, 2010, we had an accumulated deficit of approximately $100.1 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2010 and 2009 was approximately $6.4 million and $4.9 million, respectively.

As of December 31, 2010, our principal commitments were approximately $23.4 million under various operating leases, of which approximately $7.2 million is due in 2011. We do not currently expect that our principal commitments for the year ending December 31, 2011 will exceed $8.0 million in the aggregate. Our capital expenditures are not currently expected to exceed $8.0 million in 2011.

Our contractual obligations at December 31, 2010 are summarized as follows:

	Payments Due by Period
	(In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$23,409	$7,219	$11,541	$2,647	$2,002
Total	$23,409	$7,219	$11,541	$2,647	$2,002

Capital Expenditures

During 2007, we began to build a collocation facility in the eastern U.S. to host the Business and Consumer services. During 2010, the Company began to build additional collocation facilities in Europe to host the LivePerson and Consumer services. Through December 31, 2010, we spent approximately $17.9 million for servers, network components and related hardware and software. Though we expect to incur additional costs in 2011 related to the continued build-out of our collocation facilities and similar backup facilities to support disaster recovery capabilities in the U.S and U.K, our total capital expenditures are not currently expected to exceed $8.0 million in 2011. We anticipate that our current cash and cash equivalents from operations will be sufficient to complete the build-out.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2010, the U.S dollar depreciated approximately 5% as compared to the NIS which had a negative impact on our results of operations and financial conditions when compared to the same period in 2009. For the year ended December 31, 2010, expenses incurred by our Israeli operations totaled $31.7 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2010, we increased our allowance for doubtful accounts $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2009, we increased our allowance for doubtful accounts by $68,000 to approximately $408,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We wrote off approximately $13,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of $395,000.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 15, 2011

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$61,336	$45,572
Accounts receivable, net of allowance for doubtful accounts of $561 and $395, in 2010 and 2009, respectively	16,491	10,265
Prepaid expenses and other current assets	6,341	3,661
Deferred tax assets, net	1,529	1,460
Total current assets	85,697	60,958
Property and equipment, net	12,762	9,551
Intangibles, net	2,124	2,821
Goodwill	24,015	23,920
Deferred tax assets, net	3,876	4,777
Deferred implementation costs, net of current	164	136
Security deposits	499	326
Other assets	2,006	1,792
Total assets	$131,143	$104,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,416	$5,375
Accrued expenses	12,111	10,895
Deferred revenue	5,570	4,692
Total current liabilities	24,097	20,962
Deferred revenue, net of current	513	506
Other liabilities	1,890	1,676
Total liabilities	26,500	23,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 51,753,842 shares issued and outstanding at December 31, 2010; 49,435,682 shares issued and outstanding at December 31, 2009	52	49
Additional paid-in capital	205,063	190,692
Accumulated deficit	(100,173)	(109,432)
Accumulated other comprehensive loss	(299)	(172)
Total stockholders’ equity	104,643	81,137
Total liabilities and stockholders’ equity	$131,143	$104,281

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$109,862	$87,490	$74,655
Operating expenses:
Cost of revenue	29,640	21,076	20,307
Product development	15,711	12,111	12,899
Sales and marketing	32,835	27,355	26,124
General and administrative	17,077	13,417	13,042
Amortization of intangibles	259	745	1,407
Goodwill impairment	—	—	23,501
Total operating expenses	95,522	74,704	97,280
Income (loss) from operations	14,340	12,786	(22,625)
Other (expense) income:
Financial expense	(106)	(80)	(376)
Interest income	99	94	329
Total other (expense) income, net	(7)	14	(47)
Income (loss) before provision for income taxes	14,333	12,800	(22,672)
Provision for income taxes	(5,074)	(5,037)	(1,165)
Net income (loss)	9,259	7,763	(23,837)
Basic net income (loss) per common share	$0.18	$0.16	$(0.50)
Diluted net income (loss) per common share	$0.18	$0.16	$(0.50)
Weighted average shares outstanding used in basic net income (loss) per common share calculation	50,721,880	47,962,688	47,428,251
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	52,907,541	49,008,440	47,428,251

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2007	47,892,128	$48	$178,041	$(93,358)	$(19)	$84,712
Repurchase of common stock	(1,374,217)	(2)	(4,067)	—	—	(4,069)
Common stock issued upon exercise of stock options	839,106	1	912	—	—	913
Stock-based compensation	—	—	4,266	—	—	4,266
Tax benefit from exercise of employee stock options	—	—	1,717	—	—	1,717
Net loss	—	—	—	(23,837)	—	(23,837)
Other comprehensive loss	—	—	—	—	(119)	(119)
Comprehensive loss						(23,956)
Balance at December 31, 2008	47,357,017	47	180,869	(117,195)	(138)	63,583
Repurchase of common stock	(16,223)	—	(28)	—	—	(28)
Common stock issued upon exercise of stock options	2,094,888	2	4,189	—	—	4,191
Stock-based compensation	—	—	4,726	—	—	4,726
Tax benefit from exercise of employee stock options	—	—	936	—	—	936
Net income	—	—	—	7,763	—	7,763
Other comprehensive loss	—	—	—	—	(34)	(34)
Comprehensive income						7,729
Balance at December 31, 2009	49,435,682	49	190,692	(109,432)	(172)	81,137
Repurchase of common stock	(534,496)	—	(3,649)	—	—	(3,649)
Common stock issued upon exercise of stock options	2,843,547	3	11,407	—	—	11,410
Stock-based compensation	—	—	5,142	—	—	5,142
Common stock issued under Employee Stock Purchase Plan	9,109	—	74	—	—	74
Tax benefit from exercise of employee stock options	—	—	1,397	—	—	1,397
Net income	—	—	—	9,259	—	9,259
Other comprehensive loss	—	—	—	—	(127)	(127)
Comprehensive income						9,132
Balance at December 31, 2010	51,753,842	$52	$205,063	$(100,173)	$(299)	$104,643

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$9,259	$7,763	$(23,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	23,501
Stock-based compensation expense	5,142	4,726	4,266
Depreciation	5,791	3,347	2,093
Amortization of intangibles	1,486	1,973	2,634
Provision for doubtful accounts, net	166	68	148
Deferred income taxes	832	2,865	(1,091)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,391)	(2,760)	(1,696)
Prepaid expenses and other current assets	(2,687)	(1,948)	(78)
Deferred implementation costs	(28)	12	(67)
Security deposits	(174)	23	150
Other assets	—	(116)	—
Accounts payable	45	1,836	1,293
Accrued expenses	1,224	2,367	337
Deferred revenue	884	866	332
Net cash provided by operating activities	15,549	21,022	7,985
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(8,002)	(5,442)	(6,833)
Acquisition of Kasamba, net of cash acquired	—	—	(111)
Acquisition of NuConomy, net of cash acquired	(789)	—	—
Acquisition of Proficient	(95)	(98)	(205)
Acquisition of patents	—	(475)	—
Net cash used in investing activities	(8,886)	(6,015)	(7,149)
Cash flows from financing activities:
Repurchase of common stock	(3,649)	(28)	(4,069)
Excess tax benefit from the exercise of employee stock options and warrants	1,397	936	1,717
Proceeds from issuance of common stock in connection with the exercise of options and warrants	11,484	4,191	913
Net cash provided by (used in) financing activities	9,232	5,099	(1,439)
Effect of foreign exchange rate changes on cash and cash equivalents	(131)	(34)	(119)
Net increase (decrease) in cash and cash equivalents	15,764	20,072	(722)
Cash and cash equivalents at the beginning of the year	45,572	25,500	26,222
Cash and cash equivalents at the end of the year	$61,336	$45,572	$25,500

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

Supplemental disclosure of non-cash investing and financing activities:

Cash flows from investing activities for the years ended December 31, 2010, 2009 and 2008 do not include the purchases of approximately $1,259, $259 and $276, respectively of capitalized equipment related to the Company’s collocation facility as the corresponding invoices are included in accounts payable for the corresponding year end period, and therefore did not have an impact on cash flows for the corresponding year end period.

During the years ended December 31, 2010, 2009 and 2008 total net cash paid for income taxes were $3,800, $2,000 and $180, respectively.

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

The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk, and online sales support are located in Israel. The Company also maintains sales and professional services offices in Atlanta, San Francisco and the United Kingdom.

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

(e) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2010, 2009 and 2008 was $5,791, $3,347, and $2,093, respectively.

(f) Impairment of Long-Lived Assets

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

(h) Revenue Recognition

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of ASC 605-10-S99, “Revenue Recognition” and 605-25, “Revenue Recognition with Multiple-Element Arrangements.” The Company charges a monthly fee, which varies by type of service, the level of client usage and website traffic, and in some cases, the number of orders placed via the Company’s online engagement solutions.

For certain of the Company’s larger clients, the Company may provide call center labor through an arrangement with one or more of several qualified partners. For most of these clients, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these arrangements, the Company recognizes revenue net of the labor provider’s fee in accordance with ASC-45, “Principal Agent Considerations,” due to the fact that the Company performs as an agent without risk of loss for collection.

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

The Company also sells certain of LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for small and mid-sized businesses (“SMBs”), and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.

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

(j) Advertising Costs

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $6,132, $6,098, and $7,784 for the years ended December 31, 2010, 2009 and 2008, respectively.

(k) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2010 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2010, 2009 or 2008. One customer accounted for approximately 22% and 12% of accounts receivable at December 31, 2010 and 2009, respectively.

(l) Stock-based Compensation

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

ASC 718-10 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Stock-based compensation recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with ASC 718-10 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with ASC 718-10. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statement of Operations for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Cost of revenue	$866	$790	$557
Product development expense	1,329	1,402	1,287
Sales and marketing expense	1,371	1,337	1,250
General and administrative expense	1,576	1,197	1,172
Total stock based compensation included in operating expenses	$5,142	$4,726	$4,266

The per share weighted average fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $3.89, $1.53 and $1.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.6% – 3.8%	2.8% – 3.9%	1.9% – 4.0%
Expected life (in years)	5.0	5.0	4.2 – 5.0
Historical volatility	60.3% – 61.9%	61.3% – 68.2%	68.5% – 71.5%

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Diluted net income per common share for the year ended December 31, 2010 includes the effect of options to purchase 5,294,867 shares of common stock with a weighted average exercise price of $3.61. Diluted net income per common share for the year ended December 31, 2010 does not include the effect of options to purchase 3,524,395 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2009 includes the effect of options to purchase 3,358,569 shares of common stock with a weighted average exercise price of $2.04. Diluted net income per common share for the year ended December 31, 2009 does not include the effect of options to purchase 5,353,242 shares of common stock as the effect of their inclusion is anti-dilutive.

Diluted net income per common share for the year ended December 31, 2008 does not include the effects of options to purchase 9,939,045 shares of common stock and warrants to purchase 63,000 shares of common stock as the effect of their inclusion is anti-dilutive. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2010	2009	2008
Basic	50,721,880	47,962,688	47,428,251
Effect of assumed exercised options	2,185,661	1,045,752	—
Diluted	52,907,541	49,008,440	47,428,251

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Summarized financial information by segment for the year ended December 31, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$91,262	$—	$91,262	$—
Hosted services – Consumer	14,195	—	—	14,195
Professional services	4,405	—	4,405	—
Total revenue	109,862	—	95,667	14,195
Cost of revenue	29,640	—	25,863	3,777
Sales and marketing	32,835	—	26,184	6,651
Amortization of intangibles	259	—	43	216
Unallocated corporate expenses	32,788	32,788	—	—
Operating income (loss)	$14,340	$(32,788)	$43,577	$3,551

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Revenues attributable to domestic and foreign operations follows:

	December 31,
	2010	2009	2008
United States	$84,725	$67,244	$55,749
United Kingdom	14,110	9,650	8,026
Other Countries	11,027	10,596	10,880
Total revenue	$109,862	$87,490	$74,655

Long-lived assets by geographic region follows:

	December 31,
	2010	2009
United States	$31,710	$29,508
Israel	13,736	13,815
Total long-lived assets	$45,446	$43,323

(o) Comprehensive Loss

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

(p) Computer Software

The Company follows the provisions of ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” ASC 350-40 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $536 as of December 31, 2010 and $847 as of December 31, 2009. Software costs are included in “Property and equipment, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally three years.

(q) Goodwill and Intangible Assets

The Company follows the provisions of ASC 350-10, “Goodwill and Other Intangible Assets,” (“ASC 350-10”). Pursuant to ASC 350-10, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually using a measurement date of July 31. In 2010 and 2009, the Company evaluated goodwill using a combination of discounted cash flows, prior transactions and quoted market price methods and determined that no impairment had occurred. Goodwill has been allocated to the Company’s operating segments, for the purposes of preparing our impairment analyses, based on a specific identification basis. ASC 350-10 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.” In 2008, the Company recorded a non-cash goodwill impairment charge in the amount of $23,501.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

(r) Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability on the Company’s balance sheet.

(s) Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The translation adjustment of $127, $34 and $119 for the years ended December 31, 2010, 2009 and 2008, respectively, is related to the Company’s wholly-owned United Kingdom subsidiary. The functional currency of the Company’s wholly-owned Israeli subsidiaries is the U.S. dollar.

(t) Recently Issued Accounting Standard Updates

In December 2010, the FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This update will have an impact on the Company’s accounting in the future for any reporting units with zero or negative carrying amounts.

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

(v) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments	95	95	—
Balance as of December 31, 2010	$24,015	$15,991	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2008	$24,388	$15,798	$8,590
Adjustments to goodwill:
Contingent earnout payments	98	98	—
Settlement of pre-acquisition contingency	(566)	—	(566)
Balance as of December 31, 2009	$23,920	$15,896	$8,024

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Intangible assets are summarized as follows (see Note 2):

Acquired Intangible Assets

	As of December 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$4,489
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	61
Other	235	3.0 years	235
Total	$10,349		$8,225

	As of December 31, 2009
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$5,410	3.8 years	$3,262
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	473
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	18
Other	235	3.0 years	176
Total	$9,560		$6,739

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1,486, $1,973 and $2,634 for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010 and 2009, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $964 in 2011, $43 in 2012, $43 in 2013, $43 in 2014, $43 in 2015 and $199 thereafter.

(2) Acquisitions

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the twelve months ended December 31, 2010, 2009, 2008 the Company incurred additional costs related to the earn-out litigation in the amount of $95, $98, $79, respectively, resulting in an increase in goodwill. During the twelve months ended December 31, 2009, the Company incurred additional costs related to the earn-out litigation in the amount of $98, resulting in an increase in goodwill. See “Legal Proceedings” and Note 9 of our consolidated financial statements for additional information regarding the Proficient litigation.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(2) Acquisitions  – (continued)

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. In accordance with the purchase agreement, the earn-out consideration was subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient (“Plaintiff”). The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demanded payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case recently proceeded to trial, which ended on November 4, 2010. Post-trial filings were due on November 19, 2010. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6,000. Should the Company be required to pay any damages award, the associated expense would be allocated to goodwill in connection with Proficient acquisition.

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

NuConomy Ltd.

On April 13, 2010, the Company acquired all of the outstanding shares of NuConomy Ltd. (“NuConomy”), an Israeli-based development-stage company whose web analytics and optimization platform is intended to help companies better assess and understand website and social marketing performance, in exchange for aggregate cash consideration of $800. This transaction was accounted for as an asset purchase. The net asset was allocated to “Intangibles, net.”

(3) Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2010	2009
Computer equipment and software	$25,002	$17,045
Furniture, equipment and building improvements	1,856	811
	26,858	17,856
Less accumulated depreciation	14,096	8,305
Total	$12,762	$9,551

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(3) Balance Sheet Components  – (continued)

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
Payroll and other employee related costs	$6,973	$7,557
Professional services, consulting and other vendor fees	4,211	2,370
Sales commissions	565	608
Other	362	360
Total	$12,111	$10,895

(4) Capitalization

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of December 31, 2010, the Company had repurchased 534,496 shares of its common stock for an aggregate cost of approximately $3.6 million.

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of December 31, 2010, approximately 15,066,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2010). As of December 31, 2010, there was approximately $14,659 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2010, approximately 991,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2010).

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(5) Stock Options and Employee Stock Purchase Plan  – (continued)

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2007	9,305,276	$3.72
Options granted	2,487,900	3.10
Options exercised	(839,106)	1.01
Options cancelled	(1,015,025)	4.59
Options outstanding at December 31, 2008	9,939,045	3.67
Options granted	1,960,500	2.66
Options exercised	(2,094,888)	2.06
Options cancelled	(1,092,849)	3.65
Options outstanding at December 31, 2009	8,711,808	3.82
Options granted	3,809,380	7.13
Options exercised	(2,843,547)	4.10
Options cancelled	(860,881)	5.09
Options outstanding at December 31, 2010	8,816,760	$5.04
Options exercisable at December 31, 2008	5,467,794	$3.14
Options exercisable at December 31, 2009	4,463,915	$4.03
Options exercisable at December 31, 2010	3,097,748	$3.93

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $11,050, $6,204 and $1,782, respectively. The total intrinsic value of options exercisable at December 31, 2010, 2009 and 2008 was approximately $22,491, $12,799 and $1,300, respectively. The total intrinsic value of options expected to vest at December 31, 2010, 2009 and 2008 is approximately $32,420, $14,318 and $3, respectively. A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the years ended December 31, 2009 and 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2009	4,471,251	$2.59
Granted	1,960,500	1.53
Vested	(1,539,923)	2.65
Cancelled	(643,935)	2.18
Nonvested Shares at December 31, 2009	4,247,893	$2.13

Nonvested Shares at January 1, 2010	4,247,893	$2.13
Granted	3,809,380	3.89
Vested	(1,521,951)	2.41
Cancelled	(816,310)	2.83
Nonvested Shares at December 31, 2010	5,719,012	$3.13

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(6) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Balance at End of Period
For the year ended December 31, 2010 Allowance for doubtful accounts	$395	$166	$—	$561
For the year ended December 31, 2009 Allowance for doubtful accounts	$340	$68	$(13)	$395
For the year ended December 31, 2008 Allowance for doubtful accounts	$208	$148	$(16)	$340

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company has experienced an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2010, the Company had approximately $7,903 of federal NOL carryforwards available to offset future taxable income. Included in this amount is $6,632 of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.

The domestic and foreign components of income (loss) before (provision for) income taxes consist of the following:

	Year Ended December 31,
	2010	2009	2008
United States	$12,478	$10,972	$(23,877)
Foreign	1,855	1,828	1,205
	$14,333	$12,800	$(22,672)

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.); as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2010.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current income taxes:
U.S. Federal	$3,554	$1,418	$1,421
State and local	473	516	369
Foreign	215	238	466
Total current income taxes	4,242	2,172	2,256
Deferred income taxes:
U.S. Federal	694	2,719	(1,200)
State and local	(60)	21	255
Foreign	198	125	(146)
Total deferred income taxes	832	2,865	(1,091)
Total income taxes	$5,074	$5,037	$1,165

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Federal Statutory Rate	34.30%	34.00%	(34.00)%
State taxes, net of federal benefit	2.27%	2.80%	0.44%
Goodwill impairment	—%	—%	35.24%
Non-deductible expenses – ISO	(0.88)%	2.19%	2.38%
Non-deductible expenses – Other	0.43%	0.26%	0.22%
Change in state effective rate	—%	—%	1.84%
Foreign taxes	(0.08)%	(0.44)%	(0.34)%
Other	(0.64)%	0.54%	(0.64)%
Total provision	35.40%	39.35%	5.14%

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2008 is principally due to a goodwill impairment charge.

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$2,720	$2,978
Accounts payable and accrued expenses	317	375
Non-cash compensation	2,177	2,760
Goodwill and intangibles amortization	1,632	1,949
Allowance for doubtful accounts	208	148
Net deferred tax assets	7,054	8,210
Deferred tax liabilities:
Plant and equipment	(1,443)	(1,255)
Intangibles related to the Kasamba acquisition	(206)	(718)
Total deferred tax liabilities	(1,649)	(1,973)
Net deferred assets	$5,405	$6,237

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(8) Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $6,428, $4,855 and $3,297, respectively.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2011	$7,219
2012	6,102
2013	3,387
2014	2,052
2015	2,077
Thereafter	2,572
Total minimum lease payments	$23,409

Capital Expenditures

During 2007, the Company began to build a collocation facility in the eastern U.S. to host the LivePerson and Consumer services. During 2010, the Company began to build additional collocation facilities in Europe to host the LivePerson and Consumer services. Through December 31, 2010, the Company spent approximately $17,920 for servers, network components and related hardware and software. This amount is included in “Assets — Property and equipment, net” on our December 31, 2010 balance sheet. Though the Company expects to incur additional costs in 2011 related to the continued build-out of our collocation facilities and similar backup facilities to support disaster recovery capabilities in the U.S. and U.K., its total capital expenditures are not currently expected to exceed $8,000 in 2011. The Company anticipates that our current cash and cash equivalents and cash from operations will be sufficient to complete the build-out.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $436 and $335 of employer matching contributions for the years ended December 31, 2010 and 2009, respectively.

(9) Legal Matters

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case recently proceeded to trial, which ended on November 4, 2010. Post-trial filings were due on November 19, 2010. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(9) Legal Matters  – (continued)

amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6.0 million. Should the Company be required to pay any damages award, the associated payment would be allocated to goodwill in connection with Proficient acquisition.

On January 20, 2011, the Company’s patent litigation against InstantService, Inc., together with all related claims and counterclaims, was dismissed pursuant to a settlement agreement entered by the parties. The terms of the settlement are confidential. The settlement of this litigation did not have a material effect on the Company’s results of operations, financial condition or cash flows.

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against the Company and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. Gemini seeks damages for past infringement, and an injunction against future infringement of the patent in suit. We believe Gemini’s claims are without merit. On January 10, 2011, the Company answered the complaint, asserting numerous affirmative defenses including non-infringement and invalidity of the patent in suit, and we also counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent in suit. No schedule for proceedings in this matter has been set by the Court at this time. The Company intends to vigorously defend against Gemini’s allegations, and vigorously pursue our counterclaims. The Company has not accrued for this contingency as of December 31, 2010, because the amount of loss, if any, cannot be reasonably estimated at this time.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business. While the Company cannot assure you as to the ultimate outcome of any legal proceedings, the Company is not currently a party to any other legal proceeding that management believes would have a material adverse effect on its financial position or results of operations.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2010. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Revenue	$29,935	$28,221	$26,398	$25,308	$24,768	$22,262	$20,541	$19,919
Operating expenses:
Cost of revenue	8,235	7,595	7,178	6,632	6,068	5,495	5,228	4,285
Product development	4,257	3,940	3,908	3,606	3,163	3,109	3,138	2,701
Sales and marketing	8,404	8,289	8,452	7,690	7,408	6,535	6,908	6,504
General and administrative	4,932	4,178	4,175	3,792	3,427	3,312	3,157	3,521
Amortization of intangibles	10	83	83	83	83	118	272	272
Total operating expenses	25,838	24,085	23,796	21,803	20,149	18,569	18,703	17,283
Income from operations	4,097	4,136	2,602	3,505	4,619	3,693	1,838	2,636
Other (expense) income:
Financial (expense) income	(59)	43	(41)	(49)	(59)	75	23	(119)
Interest income	16	30	30	23	24	15	21	34
Total other (expense) income, net	(43)	73	(11)	(26)	(35)	90	44	(85)
Income before provision for income taxes	4,054	4,209	2,591	3,479	4,584	3,783	1,882	2,551
Provision for income taxes	(1,312)	(1,444)	(975)	(1,343)	(1,493)	(1,516)	(748)	(1,280)
Net income	$2,742	$2,765	$1,616	$2,136	$3,091	$2,267	$1,134	$1,271
Basic net income per common share	$0.05	$0.05	$0.03	$0.04	$0.06	$0.05	$0.02	$0.03
Diluted net income per common share	$0.05	$0.05	$0.03	$0.04	$0.06	$0.05	$0.02	$0.03
Weighted average shares outstanding used in basic net income per common share calculation	51,133,917	50,976,468	50,921,609	49,838,491	48,786,986	47,698,777	47,611,657	47,468,781
Weighted average shares outstanding used in diluted net income per common share calculation	53,831,339	53,302,655	53,416,706	52,193,862	51,065,181	49,683,730	48,650,478	48,031,054

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc.’s as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 15, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned to “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2010 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, who is our principal executive officer, and other senior financial officers. Our Code of Ethics is available at: www.liveperson.com under “Investor Relations / Corporate Governance”. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The Company will post on this website any amendments to our Code of Ethics.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the section captioned “Ownership of Securities” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2010:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2) (c)
Equity compensation plans approved by stockholders(1)	8,819,260	$5.04	6,246,926
Equity compensation plans not approved by stockholders	—	—	—
Total	8,819,260	$5.04	6,246,926

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.
(2)	Excludes securities reflected in column (a). Also see Note 5 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

LIVEPERSON, INC.
By: /s/ Robert LoCascio Name: Robert P. LoCascio Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2011.

Signature	Title(s)
/s/ Robert P. LoCascio Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Timothy E. Bixby Timothy E. Bixby	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)
/s/ Steven Berns Steven Berns	Director
/s/ Peter Block Peter Block	Director
/s/ Kevin C. Lavan Kevin C. Lavan	Director
/s/ William G. Wesemann William G. Wesemann	Director

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))
3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))
4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)
10.1	2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009)*
10.2	LivePerson, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the LivePerson’s Registration Statement on Form S-8 filed on August 19, 2010)*
10.3	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registration No. 333-96689)*
10.4(a)	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)*
10.4(b)	Modification to Employment Agreement between LivePerson and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to Exhibit 10.2.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)*
10.4(c)	Separation Agreement and General Release between LivePerson and Timothy E. Bixby, dated as of November 2, 2010*
21.1	Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement