Form 10-Q
period 2011-03-31
LIVEPERSON INC
filed 2011-05-06
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

or

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

As of May 4, 2011, there were 52,669,710 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
MARCH 31, 2011
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$67,119	$61,336
Accounts receivable, net of allowance for doubtful accounts of $621 and $561 as of March 31, 2011 and December 31, 2010, respectively	19,606	16,491
Prepaid expenses and other current assets	5,046	6,341
Deferred tax assets, net	1,540	1,529
Total current assets	93,311	85,697
Property and equipment, net	12,491	12,762
Intangibles, net	1,806	2,124
Goodwill	24,090	24,015
Deferred tax assets, net	3,645	3,876
Deferred implementation costs, net of current	172	164
Security deposits	500	499
Other assets	1,980	2,006
Total assets	$137,995	$131,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,736	$6,416
Accrued expenses	9,099	12,111
Deferred revenue	6,720	5,570
Total current liabilities	22,555	24,097
Deferred revenue, net of current	421	513
Other liabilities	1,980	1,890
Total liabilities	24,956	26,500

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 52,516,835 shares issued and outstanding at March 31, 2011 and 51,753,842 shares issued and outstanding at December 31, 2010	53	52
Additional paid-in capital	210,233	205,063
Accumulated deficit	(96,942)	(100,173)
Accumulated other comprehensive loss	(305)	(299)
Total stockholders’ equity	113,039	104,643
Total liabilities and stockholders’ equity	$137,995	$131,143

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended March 31,
	2011	2010
Revenue	$30,382	$25,308
Operating expenses:
Cost of revenue	8,095	6,632
Product development	4,377	3,606
Sales and marketing	8,860	7,690
General and administrative	3,960	3,792
Amortization of intangibles	11	83
Total operating expenses	25,303	21,803
Income from operations	5,079	3,505
Other income (expense):
Financial income (expense)	156	(49)
Interest income	14	23
Total other income (expense), net	170	(26)

Income before provision for income taxes	5,249	3,479
Provision for income taxes	2,018	1,343
Net income	$3,231	$2,136
Basic net income per common share	$0.06	$0.04
Diluted net income per common share	$0.06	$0.04
Weighted average shares outstanding used in basic net income per common share calculation	52,080,363	49,838,491
Weighted average shares outstanding used in diluted net income per common share calculation	54,805,222	52,193,862

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,231	$2,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,535	1,087
Depreciation	1,634	1,053
Amortization of intangibles	318	389
Provision for doubtful accounts, net	60	—
Deferred income taxes	220	(6)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(3,175)	(2,350)
Prepaid expenses and other current assets	1,323	466
Deferred implementation costs	(8)	—
Security deposits	—	(166)
Other Assets	116	—
Accounts payable	1,231	(740)
Accrued expenses	(3,024)	(2,969)
Deferred revenue	1,058	695
Net cash provided by (used in) operating activities	4,519	(405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(2,293)	(578)
Acquisition of Proficient	(75)	—
Net cash used in investing activities	(2,368)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	220	3
Proceeds from issuance of common stock in connection with the exercise of options	3,416	6,275
Net cash provided by financing activities	3,636	6,278
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(32)
Net increase in cash and cash equivalents	5,783	5,263
Cash and cash equivalents at the beginning of the period	61,336	45,572
Cash and cash equivalents at the end of the period	$67,119	$50,835

Supplemental disclosure of non-cash investing activities:

Cash flows from investing activities for the three months ended March 31, 2011 and March 31, 2010 does not include the purchase of approximately $319 and $1,315, respectively of capitalized equipment related to the Company’s collocation facility because the corresponding invoices are included in accounts payable for the corresponding three month period, and therefore did not have an impact on cash flows.

During the three months ended March 31, 2011 and 2010, total net cash paid for income taxes was $1 and $69, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)     SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent service providers with individual consumers seeking help on the Web, the Company’s hosted software platform creates more relevant, compelling and personalized online experiences. The Company was incorporated in 1995 and commenced operations in 1996.

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

(B)     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2011, and the consolidated results of operations and cash flows for the interim periods ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011.

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

For certain of the Company’s larger clients, the Company may provide call center labor through an arrangement with one or more of several qualified partners. For most of these clients, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these arrangements, the Company recognizes revenue net of the labor provider’s fee in accordance with ASC 605-45, “Principal Agent Considerations,” due to the fact that the Company performs as an agent without risk of loss for collection.

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

The Company also sells certain LivePerson services directly via Internet download. These services are marketed as LivePerson Pro and LivePerson Contact Center for small and mid-sized businesses (“SMBs”), and are paid for almost exclusively by credit card. Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank’s right to hold back cash pending settlement of the transactions. Sales of LivePerson Pro and LivePerson Contact Center may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.

The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance in accordance with FASB Accounting Standards Update 2009-13. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 48 months, representing the Company’s current estimate of the term of the client relationship.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$298	$214
Product development expense	440	335
Sales and marketing expense	336	280
General and administrative expense	461	258
Total stock based compensation included in operating expenses	$1,535	$1,087

The per share weighted average fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $6.26 and $3.33, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.46% - 3.68%	3.61% - 3.80%
Expected life (in years)	5.0	5.0
Historical volatility	61.2% - 61.3%	60.3% - 60.5%

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2011, approximately 14,260,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2011). As of March 31, 2011, there was approximately $13,489 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of March 31, 2011, is expected to be recognized over a weighted average period of approximately 2.1 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of March 31, 2011, approximately 977,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2011).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2010	8,816,760	$5.04
Options granted	194,000	11.36
Options exercised	(803,275)	4.59
Options cancelled	(263,965)	6.75
Options outstanding at March 31, 2011	7,943,520	5.19
Options exercisable at March 31, 2011	3,088,845	$3.89

The total value of stock options exercised during the three months ended March 31, 2011 was approximately $5,155. The total intrinsic value of options exercisable at March 31, 2011 was approximately $26,655. The total intrinsic value of nonvested options at March 31, 2011 is approximately $32,226. The total intrinsic value of all outstanding options at March 31, 2011 is $58,881.

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2010	5,719,012	$3.13
Granted	194,000	6.26
Vested	(794,372)	2.58
Cancelled	(263,965)	3.72
Nonvested Shares at March 31, 2011	4,854,675	$3.33

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

Diluted net income per common share for the three months ended March 31, 2011 includes the effect of options to purchase 7,299,662 shares of common stock with a weighted average exercise price of $4.75. Diluted net income per common share for the three months ended March 31, 2010 includes the effect of options to purchase 6,372,395 shares of common stock with a weighted average exercise price of $3.34.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2011	2010
Basic	52,080,363	49,838,491
Effect of assumed exercised options	2,724,859	2,355,371
Diluted	54,805,222	52,193,862

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

Summarized financial information by segment for the three months ended March 31, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$25,585	$—	$25,585	$—
Hosted services — Consumer	3,658	—	—	3,658
Professional services	1,139	—	1,139	—
Total revenue	30,382	—	26,724	3,658
Cost of revenue	8,095	—	7,188	907
Sales and marketing	8,860	—	7,315	1,545
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	8,337	8,337	—	—
Operating income (loss)	$5,079	$(8,337)	$12,210	$1,206

Summarized financial information by segment for the three months ended March 31, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$20,913	$—	$20,913	$—
Hosted services — Consumer	3,458	—	—	3,458
Professional services	937	—	937	—
Total revenue	25,308	—	21,850	3,458
Cost of revenue	6,632	—	5,684	948
Sales and marketing	7,690	—	6,028	1,662
Amortization of intangibles	83	—	11	72
Unallocated corporate expenses	7,398	7,398	—	—
Operating income (loss)	$3,505	$(7,398)	$10,127	$776

Revenues attributable to domestic and foreign operations follow:

	March 31,
	2011	2010
United States	$23,602	$19,305
United Kingdom	3,703	3,318
Other countries	3,077	2,685
Total revenue	$30,382	$25,308

Long-lived assets by geographic region follow:

	March 31, 2011	December 31, 2010
United States	$28,670	$29,352
Israel	13,871	13,736
United Kingdom	2,143	2,358
Total long-lived assets	$44,684	$45,446

(G)     GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	75	75	—
Balance as of March 31, 2011	$24,090	$16,066	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	95	95	—
Balance as of December 31, 2010	$24,015	$15,991	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of March 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$4,796
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	72
Other	235	3.0 years	235
Total	$10,349		$8,543

	As of December 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$4,489
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	61
Other	235	3.0 years	235
Total	$10,349		$8,225

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $318 and $389 for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $646 in 2011, $43 in 2012, $43 in 2013, $43 in 2014, $43 in 2015 and $199 thereafter.

(H)     RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, the FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. This update will have an impact on the Company’s accounting in the future for any reporting units with zero or negative carrying amounts.

In January 2010, the FASB published Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it did not have an impact on the Company’s consolidated financial statements.

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

(2)     BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2011	December 31, 2010

Computer equipment and software	$25,521	$25,002
Furniture, equipment and building improvements	2,700	1,856
	28,221	26,858
Less accumulated depreciation	15,730	14,096
Total	$12,491	$12,762

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010

Payroll and other employee related costs	$4,103	$6,973
Professional services, consulting and other vendor fees	4,289	4,211
Sales commissions	271	565
Other	436	362
Total	$9,099	$12,111

(3)     ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the three months ended March 31, 2011, the Company incurred additional costs related to the earn-out litigation in the amount of $75, resulting in an increase in goodwill. During the twelve months ended December 31, 2010, the Company incurred additional costs related to the earn-out litigation in the amount of $95, resulting in an increase in goodwill.

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows, prior transactions and quoted price methods to determine the fair market value of the reporting unit. This measurement is classified based on level 3 input.

(5)     COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2011 and 2010 was approximately $1,689 and $1,428, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $150 and $139 of employer matching contributions for the three months ended March 31, 2011 and 2010, respectively.

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

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against the Company and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. Gemini seeks damages for past infringement, and an injunction against future infringement of the patent in suit. The Company believes Gemini’s claims are without merit. On January 10, 2011, the Company answered the complaint, asserting numerous affirmative defenses including non-infringement and invalidity of the patent in suit, and we also counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent in suit. The Court has set an initial scheduling conference in this matter for June 1, 2011; no schedule for proceedings in this matter has been set by the Court at this time. The Company intends to vigorously defend against Gemini’s allegations, and vigorously pursue our counterclaims.  The Company has not accrued for this contingency as of March 31, 2011, because the amount of loss, if any, cannot be reasonably estimated at this time.

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

Overview

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent service providers (“Experts”) with individual consumers (“Users”) seeking help on the Web, our hosted software platform creates more relevant, compelling and personalized online experiences. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

We are organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users.

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Expanding Business with Existing Customers and Adding New Customers.   We are expanding our sales capacity by adding enterprise sales agents, and we have recently established a midmarket sales group focused on adding new customers that are larger than our typical SMB customers, but smaller than our typical enterprise customers. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•
Introducing New Products and Capabilities.  We are investing in product marketing, R&D and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further expand our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•
Creating and Supporting an Open Development Platform.  We have recently introduced an open development platform capability, supported by a community and developer tools that enable third-party developers to create and deliver new applications that leverage our existing customer base and proactive engagement technology.  By creating and supporting this platform, we expect to enable both independent developers and R&D personnel within our customer base to accelerate their product development and innovation, and to expand the value and usage of our current and future products and capabilities.

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

FIRST QUARTER 2011

Financial overview of the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

•	Revenue increased 20.0% to $30.4 million from $25.3 million.

•	Gross profit margin decreased to 73.4% from 73.8%.

•	Operating expenses increased to $25.3 million from $21.8 million.

•	Net income increased 51% to $3.2 million from $2.1 million.

The significant accounting policies which we believe are most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because we provide our application as a service, we follow the provisions of ASC 605-10-S99, “Revenue Recognition” and ASC 605-25, “Revenue Recognition with Multiple-Element Arrangements.” We charge a monthly fee, which varies by type of service, the level of client usage and website traffic, and in some cases, the number of orders placed via our online engagement solutions.

For certain of our larger clients, we may provide call center labor through an arrangement with one or more of several qualified partners. For most of these clients, we pass the fee we incur with the labor provider and our fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these arrangements, we recognize revenue net of the labor provider’s fee in accordance with ASC 605-45, “Principal Agent Considerations,” due to the fact that we perform as an agent without risk of loss for collection.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance in accordance with FASB Accounting Standards Update 2009-13. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 48 months, representing our current estimate of the term of the client relationship.

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

As of March 31, 2011, there was approximately $13.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

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
Though our concentration of credit risk is limited due to our large number of customers, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2011 and 2010. One customer accounted for approximately 19% of accounts receivable as of March 31, 2011. One customer accounted for approximately 22% of accounts receivable at December 31, 2010. During the three months ended March 31, 2011, we increased our allowance for doubtful accounts by $60,000 to $621,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, the FASB has issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption was not permitted. This update will have an impact on our accounting in the future for any reporting units with zero or negative carrying amounts.

In January 2010, the FASB published Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it did not have an impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 88% and 86% of total revenue for the three months ended March 31, 2011 and 2010, respectively. Revenue attributable to our monthly hosted Business services accounted for 96% of total Business revenue for the three months ended March 31, 2011 and 2010. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 12% and 14% of total revenue for the three months ended March 31, 2011 and 2010, respectively.

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

During the three months ended March 31, 2011, we increased our allowance for doubtful accounts by $60,000 to $621,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three months ended March 31, 2011 and 2010 consist of:

	Three Months Ended March 31,
	2011	2010
Stock-based compensation expense related to ASC 718-10	$1,535	$1,087
Total	$1,535	$1,087

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue – Business.   Revenue increased by 22% to $26.7 million in the three months ended March 31, 2011, from $21.8 million in the comparable period in 2010. This increase is primarily attributable to increased revenue from existing clients who increased their use of our services in the amount of approximately $3.0 million, net of cancellations; to revenue from new clients in the amount of approximately $1.6 million; and, to a lesser extent, to professional services revenue of approximately $203,000. Our revenue growth has traditionally been driven by a mix of revenue from new clients as well as expansion from existing clients.

Revenue – Consumer. Revenue increased by 6% to $3.7 million in the three months ended March 31, 2011, from $3.5 million in the comparable period in 2010. This increase is primarily attributable to an increase in gross revenue of approximately $106,000 as a result of increased chat minutes. In addition, net revenue also increased due to an increase in the fees we charge the Experts of approximately $94,000.

Cost of Revenue – Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 26% to $7.2 million in the three months ended March 31, 2011, from $5.7 million in the comparable period in 2010. This increase in expense is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $798,000 as a result of increased revenue and an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $659,000. This increase in cost of revenue in excess of revenue growth was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage has increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.

Cost of Revenue – Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 4% to $907,000 in the three months ended March 31, 2011, from $948,000 in the comparable period in 2010. This decrease is primarily attributable to a decrease in total compensation and related costs for customer service and network support personnel of approximately $46,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 21% to $4.4 million in the three months ended March 31, 2011, from $3.6 million in the comparable period in 2010.  This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $792,000. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing – Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 21% to $7.3 million in the three months ended March 31, 2011, from $6.0 million in the comparable period in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $1.1 million and an increase in advertising, public relations and trade show exhibit expenses of approximately $150,000. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 7% to $1.5 million in the three months ended March 31, 2011, from $1.7 million in the comparable period in 2010. This decrease is primarily attributable to a decrease in compensation and related costs for marketing personnel of approximately $98,000 and to decreased advertising and promotional expenses of approximately $35,000 driven by improved efficiency in search engine optimization.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 4% to $4.0 million in the three months ended March 31, 2011, from $3.8 million in the comparable period in 2010.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $301,000, partially offset by decreases in recruiting and other professional fees of approximately $184,000.

Amortization of Intangibles. Amortization expense was $11,000 in the three months ended March 31, 2011 and relates to the purchase of patents in August 2009. Amortization expense was $83,000 in the three months ended March 31, 2010 and relates primarily to the acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. The decrease is attributable to the fact that a portion of the intangible asset related to the Kasamba acquisition was fully amortized in 2010. Additional amortization expense in the amount of $306 is included in cost of revenue for the three months ended March 31, 2011 and 2010. Amortization expense is expected to be approximately $1.0 million in the year ended December 31, 2011.

Other Income (Expense). Financial income was $156,000 in the three months ended March 31, 2011 and relates to favorable currency rate movements of our NIS deposits. Financial expense was $49,000 in the three months ended March 31, 2010 and relates to unfavorable currency rate movements related to our Israeli operations. Interest income was $14,000 and $23,000 in the three months ended March 31, 2011 and 2010, respectively, and consists of interest earned on cash and cash equivalents. This decrease is primarily attributable to decreases in short-term interest rates partially offset by increases in cash and cash equivalents.

Provision for Income Taxes. Our effective tax rate was 38% and 39% for the three months ended March 31, 2011 and 2010, respectively, resulting in a provision for income taxes of $2.0 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Net Income. We had net income of $3.2 million and $2.1 million in the three months ended March 31, 2011 and 2010, respectively. Revenue increased $5.1 million, while operating expenses increased by $3.5 million and provision for income taxes increased by approximately $675,000, contributing to a net increase in income from operations of approximately $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had approximately $67.1 million in cash and cash equivalents, an increase of approximately $5.8 million from December 31, 2010. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the purchases of fixed assets related to the build-out of our collocation facility. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $4.5 million in the three months ended March 31, 2011 and consists primarily of net income and non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation and increases in deferred revenue, accounts payable and deferred income taxes partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash used in operating activities was $405,000 in the three months ended March 31, 2010 and consisted primarily of net income and non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $2.4 million and $578,000 in the three months ended March 31, 2011 and 2010, respectively, and was due primarily to the purchase of fixed assets for our collocation facilities.

Net cash provided by financing activities was $3.6 million in the three months ended March 31, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options. Net cash provided by financing activities was $6.3 million in the three months ended March 31, 2010 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002. As of March 31, 2011, we had an accumulated deficit of approximately $96.9 million. These losses were funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2011 and 2010 was approximately $1.7 million and $1.4 million, respectively.

As of March 31, 2011, our principal commitments were approximately $21.7 million under various operating leases, of which approximately $5.3 million is due in 2011. We currently expect that our principal commitments for the year ending December 31, 2011 will not exceed $8.0 million in the aggregate.

Our contractual obligations at March 31, 2011 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$21,678	$5,323	$11,728	$2,625	$2,002
Total	$21,678	$5,323	$11,728	$2,625	$2,002

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2011, the U.S. dollar depreciated approximately 2% as compared to the NIS which had a negative impact on our results of operations and financial conditions when compared to the same period in 2010. During the three month period ended March 31, 2011, expenses generated by our Israeli operations totaled $9.7 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2011, we increased our allowance for doubtful accounts by $60,000 to $621,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We did not increase our allowance for doubtful accounts in the three months ended March 31, 2010.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against us and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. Gemini seeks damages for past infringement, and an injunction against future infringement of the patent in suit. We believe Gemini's claims are without merit. On January 10, 2011, we answered the complaint, asserting numerous affirmative defenses including non-infringement and invalidity of the patent in suit, and we also counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent in suit. The Court has set an initial scheduling conference in this matter for June 1, 2011; no schedule for proceedings in this matter has been set by the Court at this time. We intend to vigorously defend against Gemini’s allegations, and vigorously pursue our counterclaims. We have not accrued for this contingency as of March 31, 2011, because the amount of loss, if any, cannot be reasonably estimated at this time.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are currently not a party to any other legal proceeding that management believes would have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly and annual results; the adverse effect that the global recession may have on our business; competition in the real-time sales, marketing, customer service and online engagement solutions market; our ability to retain existing clients and attract new clients; risks related to new regulatory or other legal requirements that could materially impact our business; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound and Euro; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; responding to rapid technological change and changing client preferences; our ability to retain key personnel and attract new personnel; risks related to the operational integration of acquisitions; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; risks related to the regulation or possible misappropriation of personal information; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; and risks related to our common stock being traded on more than one market, which may result in additional variations in the trading price of our common stock. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 15, 2011.

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

The following table summarizes repurchases of our common stock under our stock repurchase program during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/1/2011 – 1/31/2011	—	$—	—	$6,365,000
2/1/2011 – 2/28/2011	—	—	—	6,365,000
3/1/2011 – 3/31/2011	—	—	—	6,365,000
Total	—	$—	—	$6,365,000

(1)
Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of March 31, 2011, approximately $6.4 million remained available for purchases under the program.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Forms of Grant Agreements under the 2009 Stock Incentive Plan

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by President (the principal financial officer) pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 6, 2011	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: May 6, 2011	By:	/s/ TIMOTHY E. BIXBY
	Name:	Timothy E. Bixby
	Title:	President (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
10.1	Forms of Grant Agreements under the 2009 Stock Incentive Plan

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by President (the principal financial officer) pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002