Form 10-Q
period 2011-06-30
LIVEPERSON INC
filed 2011-08-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 000-30141

LIVEPERSON, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-3861628
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

475 TENTH AVENUE, 5th FLOOR NEW YORK, NEW YORK	10018
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 1, 2011, there were 53,038,813 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
JUNE 30, 2011
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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note1(B))
ASSETS
Current assets:
Cash and cash equivalents	$74,378	$61,336
Accounts receivable, net of allowance for doubtful accounts of $681 and $561 as of June 30, 2011and December 31, 2010, respectively	17,747	16,491
Prepaid expenses and other current assets	5,123	6,341
Deferred tax assets, net	1,202	1,529
Total current assets	98,450	85,697
Property and equipment, net	13,456	12,762
Intangibles, net	1,489	2,124
Goodwill	24,090	24,015
Deferred tax assets, net	4,018	3,876
Deferred implementation costs, net of current	213	164
Security deposits	462	499
Other assets	1,819	2,006
Total assets	$143,997	$131,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,914	$6,416
Accrued expenses	10,000	12,111
Deferred revenue	5,555	5,570
Total current liabilities	22,469	24,097
Deferred revenue, net of current	828	513
Other liabilities	1,819	1,890
Total liabilities	25,116	26,500

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 52,890,715 shares issued and outstanding at June 30, 2011 and 51,753,842 shares issued and outstanding at December 31, 2010	53	52
Additional paid-in capital	213,900	205,063
Accumulated deficit	(94,745)	(100,173)
Accumulated other comprehensive loss	(327)	(299)
Total stockholders’ equity	118,881	104,643
Total liabilities and stockholders’ equity	$143,997	$131,143

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$31,851	$26,398	$62,234	$51,706
Operating expenses:
Cost of revenue	8,685	7,178	16,780	13,810
Product development	5,016	3,908	9,393	7,514
Sales and marketing	9,379	8,452	18,239	16,142
General and administrative	5,386	4,175	9,346	7,967
Amortization of intangibles	11	83	22	166
Total operating expenses	28,477	23,796	53,780	45,599
Income from operations	3,374	2,602	8,454	6,107
Other income (expense):
Financial income (expense)	208	(41)	363	(90)
Interest income	16	30	30	53
Total other income (expense), net	224	(11)	393	(37)

Income before provision for income taxes	3,598	2,591	8,847	6,070
Provision for income taxes	1,402	975	3,419	2,318
Net income	$2,196	$1,616	$5,428	$3,752
Basic net income per common share	$0.04	$0.03	$0.10	$0.07
Diluted net income per common share	$0.04	$0.03	$0.10	$0.07
Weighted average shares outstanding used in basic net income per common share calculation	52,735,556	50,921,609	52,409,769	50,383,042
Weighted average shares outstanding used in diluted net income per common share calculation	55,553,247	53,416,706	55,125,730	52,803,871

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,428	$3,752
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,214	2,173
Depreciation	3,225	2,335
Amortization of intangibles	635	778
Deferred income taxes	185	(42)
Provision for doubtful accounts	120	15

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,376)	(2,379)
Prepaid expenses and other current assets	1,244	(199)
Deferred implementation costs	(49)	(17)
Security deposits	39	(150)
Other Assets	116	—
Accounts payable	852	(312)
Accrued expenses	(2,123)	(2,594)
Deferred revenue	300	201
Net cash provided by operating activities	11,810	3,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(4,297)	(2,339)
Acquisition of NuConomy, net of cash acquired	—	(789)
Acquisition of Proficient	(75)	—
Net cash used in investing activities	(4,372)	(3,128)

CASH FLOWS FROM FINANCING ACTIVITIES:

Excess tax benefit from the exercise of employee stock options	545	34
Proceeds from issuance of common stock in connection with the exercise of options	5,078	6,846
Net cash provided by financing activities	5,623	6,880
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	(46)
Net increase in cash and cash equivalents	13,042	7,267
Cash and cash equivalents at the beginning of the period	61,336	45,572
Cash and cash equivalents at the end of the period	$74,378	$52,839

Supplemental disclosure of non-cash investing activities:

Cash flows from investing activities for the six months ended June 30, 2011 and June 30, 2010 does not include the purchase of approximately $877 and $1,578, respectively of capitalized equipment related to the Company’s collocation facility because the corresponding invoices are included in accounts payable for the corresponding six month period, and therefore did not have an impact on cash flows.

During the six months ended June 30, 2011 and 2010, total net cash paid for income taxes was $511 and $1,444, respectively.

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

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2011, and the consolidated results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$248	$196	$546	$410
Product development expense	441	327	881	662
Sales and marketing expense	443	277	779	557
General and administrative expense	547	286	1,008	544
Total stock based compensation included in operating expenses	$1,679	$1,086	$3,214	$2,173

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2011 was $7.07 and $6.97, respectively. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2010 was $3.97 and $3.81, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.9% - 3.5%	3.2% - 3.7%	2.9% - 3.7%	3.2% - 3.8%
Expected life (in years)	5.0	5.0	5.0	5.0
Historical volatility	60.7% - 61.5%	60.4% - 61.6%	60.7% - 61.5%	60.3% - 61.6%

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2011, approximately 13,967,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2011). As of June 30, 2011, there was approximately $20,887 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of June 30, 2011, is expected to be recognized over a weighted average period of approximately 2.2 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of June 30, 2011, approximately 964,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2011).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2010	8,816,760	$5.04
Options granted	1,608,300	12.75
Options exercised	(1,098,526)	4.36
Options cancelled	(563,130)	6.28
Options outstanding at June 30, 2011	8,763,404	6.47
Options exercisable at June 30, 2011	3,579,372	$4.36

The total value of stock options exercised during the six months ended June 30, 2011 was approximately $7,345. The total intrinsic value of options exercisable at June 30, 2011 was approximately $34,602. The total intrinsic value of nonvested options at June 30, 2011 is approximately $32,286. The total intrinsic value of all outstanding options at June 30, 2011 is $66,888.

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at December 31, 2010	5,719,012	$3.13
Granted	1,608,300	6.97
Vested	(1,580,150)	2.94
Cancelled	(563,130)	3.46
Nonvested Shares at June 30, 2011	5,184,032	$4.36

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

Diluted net income per common share for the three and six months ended June 30, 2011 includes the effect of options to purchase 6,963,746 and 6,744,246 shares, respectively, of common stock with a weighted average exercise price of $4.90 and $4.77, respectively. Diluted net income per common share for the three and six months ended June 30, 2010 includes the effect of options to purchase 6,471,753 and 6,271,753 shares, respectively, of common stock with a weighted average exercise price of $3.51 and $3.42, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic	52,735,556	50,921,609	52,409,769	50,383,042
Effect of assumed exercised options	2,817,691	2,495,097	2,715,961	2,420,829
Diluted	55,553,247	53,416,706	55,125,730	52,803,871

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

Summarized financial information by segment for the three months ended June 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$26,736	$—	$26,736	$—
Hosted services — Consumer	3,735	—	—	3,735
Professional services	1,380	—	1,380	—
Total revenue	31,851	—	28,116	3,735
Cost of revenue	8,685	—	7,688	997
Sales and marketing	9,379	—	7,822	1,557
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	10,402	10,402	—	—
Operating income (loss)	$3,374	$(10,402)	$12,595	$1,181

Summarized financial information by segment for the three months ended June 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$21,823	$—	$21,823	$—
Hosted services — Consumer	3,428	—	—	3,428
Professional services	1,147	—	1,147	—
Total revenue	26,398	—	22,970	3,428
Cost of revenue	7,178	—	6,250	928
Sales and marketing	8,452	—	6,664	1,788
Amortization of intangibles	83	—	11	72
Unallocated corporate expenses	8,083	8,083	—	—
Operating income (loss)	$2,602	$(8,083)	$10,045	$640

Revenues attributable to domestic and foreign operations for the three months ended June 30, 2011 and 2010, follows:

	June 30,
	2011	2010
United States	$24,311	$20,196
United Kingdom	4,299	3,519
Other countries	3,241	2,683
Total revenue	$31,851	$26,398

Summarized financial information by segment for the six months ended June 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$52,321	$—	$52,321	$—
Hosted services — Consumer	7,393	—	—	7,393
Professional services	2,520	—	2,520	—
Total revenue	62,234	—	54,841	7,393
Cost of revenue	16,780	—	14,875	1,905
Sales and marketing	18,239	—	15,137	3,102
Amortization of intangibles	22	—	22	—
Unallocated corporate expenses	18,739	18,739	—	—
Operating income (loss)	$8,454	$(18,739)	$24,807	$2,386

Summarized financial information by segment for the six months ended June 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$42,736	$—	$42,736	$—
Hosted services — Consumer	6,886	—	—	6,886
Professional services	2,084	—	2,084	—
Total revenue	51,706	—	44,820	6,886
Cost of revenue	13,810	—	11,934	1,876
Sales and marketing	16,142	—	12,692	3,450
Amortization of intangibles	166	—	22	144
Unallocated corporate expenses	15,481	15,481	—	—
Operating income (loss)	$6,107	$(15,481)	$20,172	$1,416

Revenues attributable to domestic and foreign operations for the six months ended June 30, 2011 and 2010, follows:

	June 30,
	2011	2010
United States	$47,945	$41,195
United Kingdom	7,994	5,147
Other countries	6,295	5,364
Total revenue	$62,234	$51,706

Long-lived assets by geographic region follows:

	June 30, 2011	December 31, 2010
United States	$29,309	$29,352
Israel	14,024	13,736
United Kingdom	2,214	2,358
Total long-lived assets	$45,547	$45,446

(G) GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	75	75	—
Balance as of June 30, 2011	$24,090	$16,066	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	95	95	—
Balance as of December 31, 2010	$24,015	$15,991	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of June 30, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,102
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	83
Other	235	3.0 years	235
Total	$10,349		$8,860

	As of December 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$4,489
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	61
Other	235	3.0 years	235
Total	$10,349		$8,225

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $318 and $635 for the three and six months ended June 30, 2011, respectively, and $389 and $778 for the three and six months ended June 30, 2010, respectively. Estimated amortization expense for the next five years is: $329 in 2011, $43 in 2012, $43 in 2013, $43 in 2014, $43 in 2015 and $988 thereafter.

(H) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual periods beginning after December 15, 2011.  The Company is still evaluating whether to present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

(2) BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2011	December 31, 2010
Computer equipment and software	$26,712	$25,002
Furniture, equipment and building improvements	4,065	1,856
	30,777	26,858
Less accumulated depreciation	17,321	14,096
Total	$13,456	$12,762

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Payroll and other employee related costs	$4,539	$6,973
Professional services and consulting and other vendor fees	4,437	4,211
Sales commissions	539	565
Other	485	362
Total	$10,000	$12,111

(3) ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the six months ended June 30, 2011, the Company incurred additional costs related to the earn-out litigation in the amount of $75, resulting in an increase in goodwill. During the twelve months ended December 31, 2010, the Company incurred additional costs related to the earn-out litigation in the amount of $95, resulting in an increase in goodwill.

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. In accordance with the purchase agreement, the earn-out consideration was subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient (“Plaintiff”). The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demanded payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case proceeded to trial, which ended on November 4, 2010. Post-trial filings were made on November 19, 2010. The Court has still not issued its ruling in this case. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6,000. Should the Company be required to pay any damages award, the associated expense would be allocated to goodwill in connection with Proficient acquisition.

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

(5) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2011 was approximately $1,777 and $3,466, respectively. Rental expense for operating leases for the three and six months ended June 30, 2010 was approximately $1,749 and $3,177, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $146 and $296 of employer matching contributions for the three and six months ended June 30, 2011, respectively. Salaries and related expenses include $104 and $244 of employer matching contributions for the three and six months ended June 30, 2010, respectively.

(6) LEGAL MATTERS

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case proceeded to trial, which ended on November 4, 2010. Post-trial filings were made on November 19, 2010. The Court has still not issued its ruling in this case. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6,000. Should the Company be required to pay any damages award, the associated payment would be allocated to goodwill in connection with Proficient acquisition.

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against the Company and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. Gemini seeks damages for past infringement, and an injunction against future infringement of the patent in suit. The Company believes Gemini’s claims are without merit.  On January 10, 2011, the Company answered the complaint, asserting numerous affirmative defenses including non-infringement and invalidity of the patent in suit, and we also counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent in suit.  The Court held an initial scheduling conference in this matter on June 1, 2011, and thereafter issued a scheduling order in the case including a final pre-trial conference date of September 5, 2012.  At present, the Company and Gemini are discussing potential settlement of this dispute.  If those discussions do not result in settlement, the Company intends to vigorously defend against Gemini’s allegations, and vigorously pursue our counterclaims.  The Company has not accrued for this contingency as of June 30, 2011 because the amount of loss, if any, cannot be reasonably estimated at this time.

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid.  On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas.  In the Texas case, Lodsys alleges that the Company infringes one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement.  The Company believes Lodsys’s claims are without merit.  In Illinois, the Company (and other similarly-situated plaintiffs) has asked the Court for discovery on jurisdictional and venue issues in advance of briefing their oppositions to the pending motions to dismiss.  The Company intends to vigorously defend against Lodsys’s allegations of infringement, and vigorously pursue our claims that the asserted patents are invalid and not infringed by the Company’s products.  The Company has not accrued for this contingency as of June 30, 2011, because the amount of loss, if any, cannot be reasonably estimated at this time.

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

OVERVIEW

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice.  We are organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking help on the Web. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

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

•
Introducing New Products and Capabilities.   We are investing in product marketing, R&D and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

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

SECOND QUARTER 2011

Financial overview of the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

•	Revenue increased 21% to $31.9 million from $26.4 million.

•	Operating expenses increased 20% to $28.5 million from $23.8 million.

•	Net income increased 36% to $2.2 million from $1.6 million.

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

            As of June 30, 2011, there was approximately $20.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Though our concentration of credit risk is limited due to our large number of customers, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2011 and 2010. One customer accounted for approximately 19% of accounts receivable as of June 30, 2011. One customer accounted for approximately 22% of accounts receivable at December 31, 2010. During the six months ended June 30, 2011, we increased our allowance for doubtful accounts by $120,000 to $681,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual periods beginning after December 15, 2011.  We are still evaluating whether to present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact of this update on our consolidated financial statements.

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

Revenue from our Business segment accounted for 88% of total revenue for the three and six months ended June 30, 2011, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and six months ended June 30, 2011, respectively. Revenue from our Business segment accounted for 87% of total revenue for the three and six months ended June 30, 2010, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and six months ended June 30, 2010, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 12% of total revenue for the three and six months ended June 30, 2011, respectively. Revenue generated from online transactions between Experts and Users accounted for approximately 13% of total revenue for the three and six months ended June 30, 2010, respectively.

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

During the six months ended June 30, 2011, we increased our allowance for doubtful accounts by $120,000 to $681,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2011 and 2010 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense related to ASC 718-10	$1,679	$1,086	$3,214	$2,173
Total	$1,679	$1,086	$3,214	$2,173

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users.

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenue – Business. Revenue increased by 22% to $28.1 million and $54.8 million in the three and six months ended June 30, 2011, respectively, from $23.0 million and $44.8 million in the comparable periods in 2010. This increase is primarily attributable to revenue from new clients in the amount of approximately $2.5 million and $5.3 million, respectively, increased revenue from existing clients who increased their use of services in the amount of approximately $2.4 million and $4.3 million, respectively, net of cancellations, and to a lesser extent, to professional services revenue of approximately $233,000 and $436,000, respectively. Our revenue growth has typically been driven by a mix of revenue from new clients as well as expansion of existing clients.

Revenue – Consumer. Revenue increased by 9% and 7% to $3.7 million and $7.4 million in the three and six months ended June 30, 2011, respectively, from $3.4 million and $6.9 million in the comparable periods in 2010. This increase is primarily attributable to an increase in gross revenue of approximately $243,000 and $346,000, respectively, as a result of an increase in the rates charged by Experts. In addition, net revenue also increased due to an increase in the fees we charge the Experts of approximately $64,000 and $161,000, respectively.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 23% and 25% to $7.7 million and $14.9 million in the three and six months ended June 30, 2011, respectively, from $6.3 million and $11.9 million in the comparable periods in 2010. The increase is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $721,000 and $1.5 million, respectively, and an increase for primary and backup server facilities and allocated overhead related costs of supporting our server and network infrastructure of approximately $612,000 and $1.3 million, respectively. This increase in cost of revenue in excess of revenue growth was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage has increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 8% to $997,000 in the three months ended June 30, 2011 from $928,000 in the comparable period in 2010. This increase is primarily attributable to an increase in credit card and transaction processing fees of approximately $26,000 and an increase in allocated occupancy costs and related overhead of approximately $22,000. Costs of revenue remained flat at $1.9 million in the six months ended June 30, 2011 compared to the comparable period in 2010.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 28% and 25% to $5.0 million and $9.4 million in the three and six months ended June 30, 2011, respectively, from $3.9 and $7.5 million in the comparable periods in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.1 million and $1.9 million, respectively.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 17% and 19% to $7.8 million and $15.1 million in the three and six months ended June 30, 2011, respectively, from $6.7 million and $12.7 million in the comparable periods in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $1.0 million and $2.0 million, respectively, and an increase in allocated occupancy cost and related overhead in the amount of approximately $208,000 and $321,000, respectively. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 13% and 10% to $1.6 million and $3.1 million in the three and six months ended June 30, 2011, respectively, from $1.8 million and $3.5 million in the comparable periods in 2010. This decrease is primarily attributable to a decrease in compensation and related costs and allocated overhead for marketing personnel of approximately $167,000 and $274,000, respectively, and to decreased advertising and promotional expenses of approximately $40,000 and $75,000, respectively, driven by improved efficiency in search engine optimization.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 29% and 17%  to $5.4 and $9.3 million in the three and six months ended June 30, 2011, respectively, from $4.2 million and $8.0 million in the comparable periods in 2010.This increase is primarily attributable to increases in recruiting and related costs, rent, legal and other professional fees in the amount of approximately $539,000 and $722,00, respectively, and increases in costs related to additional and existing personnel in the amount of approximately $497,000 and $605,000, respectively.

Amortization of Intangibles. Amortization expense was $11,000 and $22,000 in the three and six months ended June 30, 2011, respectively, and relates to the purchase of patents in August 2009. Amortization expense was $83,000 and $166,000 in the three and six months ended June 30, 2010, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. This decrease is attributable to the fact that a portion of the intangible assets related to the Kasamba acquisition was fully amortized in 2010. Additional amortization expense in the amount of $306 and $613 are included in cost of revenue for the three and six months ended June 30, 2011, respectively. Amortization expense is expected to be approximately $1.0 million in the year ended December 31, 2011.

Other Income (Expense). Financial income was $208,000 and $363,000 in the three and six months ended June 30, 2011, respectively, and relates to favorable currency rate movements of our NIS deposits. Financial expense was $41,000 and $90,000 in the three and six months ended June 30, 2010, respectively, and relates to unfavorable currency rate movements related of our NIS deposits. Interest income was $16,000 and $30,000 in the three and six months ended June 30, 2011, respectively, compared to $30,000 and $53,000 in the comparable periods in 2010, respectively, and consists of interest earned on cash and cash equivalents. These decreases are primarily attributable to decrease in short-term interest rates partially offset by increases in cash and cash equivalents.

Provision for Income Taxes. Our effective tax rate was 39% for the three and six months ended June 30, 2011, resulting in a provision for income taxes of $1.4 million and $3.4 million in the three and six months ended June 30, 2011, respectively. Our effective tax rate was 38% for the three and six months ended June 30, 2010, respectively, resulting in a provision for income taxes of $975,000 and $2.3 million in the comparable periods in 2010, respectively.

Net Income. We had net income of $2.2 million and $5.4 million in the three and six months ended June 30, 2011, as compared to net income of $1.6 million and $3.8 million for the comparable periods in 2010, respectively. Revenue increased by $5.5 million and $10.5 million, respectively, while operating expenses increased by $4.7 million and $8.2 million, respectively, other income increased $235,000 and $430,000, respectively, and provision for income taxes increased by approximately $427,000 and $1.1 million, contributing to a net increase in income from operations of approximately $580,000 and $1.7 million in the three and six months ended June 30, 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had approximately $74.4 million in cash and cash equivalents, an increase of approximately $13.0 million from December 31, 2010.

Net cash provided by operating activities was $11.8 million for the six months ended June 30, 2011 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, increases in accounts payable and deferred revenue and decreases in prepaid expenses and other current assets partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2010 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses.

Net cash used in investing activities was $4.4 million in the six months ended June 30, 2011, and was due primarily to the build-out of new office space in New York and Israel, and to a lesser extent, to purchases of fixed assets for our collocation facilities. Net cash used in investing activities was $3.1 million in the six months ended June 30, 2010, and was due primarily to the purchase of fixed assets for our collocation facilities and the acquisition of NuConomy in April 2010.

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options. Net cash provided by financing activities was $6.9 million for the six months ended June 30, 2010 and consisted primarily of the excess tax benefit from exercise of employee stock options and the proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of June 30, 2011, we had an accumulated deficit of approximately $94.7 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2011 was approximately $1.8 million and $3.5 million, respectively, and approximately $1.7 million and $3.2 million for the three and six months ended June 30, 2010, respectively.

As of June 30, 2011, our principal commitments were approximately $20.9 million under various operating leases, of which approximately $3.6 million is due in 2011. We currently expect that our principal commitments for the year ending December 31, 2011 will not exceed $8.0 million in the aggregate.

Our contractual obligations at June 30, 2011 are summarized as follows:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating leases	$20,851	$3,560	$12,473	$2,816	$2,002
Total	$20,851	$3,560	$12,473	$2,816	$2,002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the six months ended June 30, 2011, the U.S. dollar depreciated approximately 4% as compared to the NIS which had a negative impact on our results of operations and financial conditions when compared to the same period in 2010. During the six month period ended June 30, 2011, expenses generated by our Israeli operations totaled $19.3 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2011, we increased our allowance for doubtful accounts $120,000 to $681,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During the six months ended June 30, 2010, we increased our allowance for doubtful accounts $15,000 to $410,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that we breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. We believe the claims are without merit. The case proceeded to trial, which ended on November 4, 2010. Post-trial filings were made on November 19, 2010. In the event that the Court finds in whole or in part for Plaintiff, we would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. We are presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6.0 million. Should we be required to pay any damages award, the associated payment would be allocated to goodwill in connection with Proficient acquisition.

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against us and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. Gemini seeks damages for past infringement, and an injunction against future infringement of the patent in suit. We believe Gemini’s claims are without merit.  On January 10, 2011, we answered the complaint, asserting numerous affirmative defenses including non-infringement and invalidity of the patent in suit, and we also counterclaimed for a declaratory judgment of non-infringement and invalidity of the patent in suit.  The Court held an initial scheduling conference in this matter on June 1, 2011, and thereafter issued a scheduling order in the case including a final pre-trial conference date of September 5, 2012.  At present, we are discussing with Gemini potential settlement of this dispute.  If those discussions do not result in settlement, we intend to vigorously defend against Gemini’s allegations, and vigorously pursue our counterclaims.  We have not accrued for this contingency as of June 30, 2011 because the amount of loss, if any, cannot be reasonably estimated at this time.

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid.  On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas.  In the Texas case, Lodsys alleges that we infringed one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement.  We believe Lodsys’s claims are without merit.  In Illinois, we (and other similarly-situated plaintiffs) have asked the Court for discovery on jurisdictional and venue issues in advance of briefing their oppositions to the pending motions to dismiss.  We intend to vigorously defend against Lodsys’s allegations of infringement, and vigorously pursue our claims that the asserted patents are invalid and not infringed by the our products.  We have not accrued for this contingency as of June 30, 2011, because the amount of loss, if any, cannot be reasonably estimated at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

4/1/2011 – 4/30/2011	—	$—	—	$6,365,000
5/1/2011 – 5/31/2011	—	—	—	6,365,000
6/1/2011 – 6/30/2011	—	—	—	6,365,000
Total	—	$—	—	$6,365,000

(1)
Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of June 30, 2011, approximately $6.4 million remained available for purchases under the program.

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

LIVEPERSON, INC. (Registrant)

Date: August 8, 2011	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: August 8, 2011	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002