Form 10-Q
period 2011-09-30
LIVEPERSON INC
filed 2011-11-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

or

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

As of November 1, 2011, there were 53,258,891 shares of the issuer’s common stock outstanding.

LIVEPERSON, INC.
SEPTEMBER 30, 2011
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$80,862	$61,336
Accounts receivable, net of allowance for doubtful accounts of $628 and $561 as of September 30, 2011 and December 31, 2010, respectively	19,695	16,491
Prepaid expenses and other current assets	4,279	6,341
Deferred tax assets, net	1,572	1,529
Total current assets	106,408	85,697
Property and equipment, net	13,440	12,762
Intangibles, net	1,171	2,124
Goodwill	24,090	24,015
Deferred tax assets, net	3,891	3,876
Deferred implementation costs, net of current	230	164
Security deposits	353	499
Other assets	1,599	2,006
Total assets	$151,182	$131,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,326	$6,416
Accrued expenses	10,240	12,111
Deferred revenue	5,851	5,570
Total current liabilities	22,417	24,097
Deferred revenue, net of current	1,081	513
Other liabilities	1,599	1,890
Total liabilities	25,097	26,500

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 53,245,532 shares issued and outstanding at September 30, 2011 and 51,753,842 shares issued and outstanding at December 31, 2010	53	52
Additional paid-in capital	218,345	205,063
Accumulated deficit	(92,011)	(100,173)
Accumulated other comprehensive loss	(302)	(299)
Total stockholders’ equity	126,085	104,643
Total liabilities and stockholders’ equity	$151,182	$131,143

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$34,347	$28,221	$96,581	$79,927
Operating expenses:
Cost of revenue	8,368	7,595	25,148	21,405
Product development	5,266	3,940	14,658	11,454
Sales and marketing	9,907	8,289	28,146	24,431
General and administrative	5,689	4,178	15,037	12,145
Amortization of intangibles	11	83	32	249
Total operating expenses	29,241	24,085	83,021	69,684
Income from operations	5,106	4,136	13,560	10,243
Other (expense) income:
Financial (expense) income	(780)	43	(418)	(47)
Interest income	18	30	48	83
Total other (expense) income, net	(762)	73	(370)	36
Income before provision for income taxes	4,344	4,209	13,190	10,279
Provision for income taxes	1,609	1,444	5,028	3,762
Net income	$2,735	$2,765	$8,162	$6,517
Basic net income per common share	$0.05	$0.05	$0.16	$0.13
Diluted net income per common share	$0.05	$0.05	$0.15	$0.12
Weighted average shares outstanding used in basic net income per common share calculation	53,109,824	50,976,468	52,642,700	50,578,801
Weighted average shares outstanding used in diluted net income per common share calculation	55,736,089	53,302,655	55,240,235	52,935,805

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,162	$6,517
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,951	3,602
Depreciation	4,929	3,888
Amortization of intangibles	953	1,168
Deferred income taxes	(58)	138
Provision for doubtful accounts	230	65

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(3,434)	(6,620)
Prepaid expenses and other current assets	2,080	44
Deferred implementation costs	(66)	(23)
Security deposits	146	(164)
Other Assets	116	—
Accounts payable	470	(957)
Accrued expenses	(1,881)	(966)
Deferred revenue	849	975
Net cash provided by operating activities	17,447	7,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(6,156)	(5,977)
Acquisition of NuConomy, net of cash acquired	—	(789)
Acquisition of Proficient	(75)	(95)
Net cash used in investing activities	(6,231)	(6,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(3,650)
Excess tax benefit from the exercise of employee stock options	1,447	113
Proceeds from issuance of common stock in connection with the exercise of options	6,886	7,629
Net cash provided by financing activities	8,333	4,092
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	(113)
Net increase in cash and cash equivalents	19,526	4,785
Cash and cash equivalents at the beginning of the period	61,336	45,572
Cash and cash equivalents at the end of the period	$80,862	$50,357

Supplemental disclosure of non-cash investing activities:

Cash flows from investing activities for the nine months ended September 30, 2011 and September 30, 2010 does not include the purchase of approximately $676 and $528, respectively, of capitalized equipment related to the Company’s collocation facilities because the corresponding invoices are included in accounts payable for the corresponding nine month period, and therefore did not have an impact on cash flows.

During the nine months ended September 30, 2011 and 2010, total net cash paid for income taxes was $1,804 and $2,500, respectively.

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

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2011, and the consolidated results of operations and cash flows for the interim periods ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.

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

For certain of the Company’s larger clients, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these clients, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Pay for Performance (“PFP”) arrangements, the Company recognizes revenue net of the labor provider’s fee in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the call center labor vendor is the primary obligor with respect to the labor services provided. Additionally, the Company performs as an agent without risk of loss for collection and does not bear inventory risk with respect to the outsourced labor services. Finally, the Company does not provide any part of the labor services, has no latitude in establishing prices for the labor services and generally does not have discretion in selecting the vendor.

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

For revenue generated from online transactions between Experts and Users, the Company recognizes revenue net of the Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the User and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$212	$245	$758	$655
Product development expense	417	360	1,299	1,022
Sales and marketing expense	427	413	1,206	971
General and administrative expense	680	411	1,688	954
Total stock based compensation included in operating expenses	$1,736	$1,429	$4,951	$3,602

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2011 was $5.91 and $6.45, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2010 was $3.87 and $3.82, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.9% - 1.5%	2.6% - 3.0%	0.9% - 3.7%	2.6% - 3.8%
Expected life (in years)	5.0	5.0	5.0	5.0

Historical volatility	60.1% - 60.6%	61.8% - 61.9%	60.1% - 61.5%	60.3% - 61.9%

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

The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2011, approximately 13,639,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2011). As of September 30, 2011, there was approximately $27,247 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost, as of September 30, 2011, is expected to be recognized over a weighted average period of approximately 2.3 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of September 30, 2011, approximately 947,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2011).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2010	8,816,760	$5.04
Options granted	3,171,600	12.15
Options exercised	(1,426,570)	4.49
Options cancelled	(863,628)	6.55
Options outstanding at September 30, 2011	9,698,162	7.32
Options exercisable at September 30, 2011	3,439,052	$4.40

The total value of stock options exercised during the nine months ended September 30, 2011 was approximately $9,870. The total intrinsic value of options exercisable at September 30, 2011 was approximately $18,844. The total intrinsic value of nonvested options at September 30, 2011 is approximately $13,357. The total intrinsic value of all outstanding options at September 30, 2011 is $32,201.

A summary of the status of the Company’s nonvested options as of December 31, 2010, and changes during the nine months ended September 30, 2011 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Options at December 31, 2010	5,719,012	$3.13
Granted	3,171,600	6.45
Vested	(1,767,874)	2.98
Cancelled	(863,628)	3.59
Nonvested Options at September 30, 2011	6,259,110	$4.80

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

Diluted net income per common share for the three and nine months ended September 30, 2011 includes the effect of options to purchase 6,385,454 and 6,186,954 shares, respectively, of common stock with a weighted average exercise price of $4.85 and $4.73, respectively. Diluted net income per common share for the three and nine months ended September 30, 2010 includes the effect of options to purchase 6,044,108 and 6,094,108 shares, respectively, of common stock with a weighted average exercise price of $3.46 and $3.47, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic	53,109,824	50,976,468	52,642,700	50,578,801
Effect of assumed exercised options	2,626,265	2,326,187	2,597,535	2,357,004
Diluted	55,736,089	53,302,655	55,240,235	52,935,805

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

Summarized financial information by segment for the three months ended September 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$29,171	$—	$29,171	$—
Hosted services - Consumer	3,561	—	—	3,561
Professional services	1,615	—	1,615	—
Total revenue	34,347	—	30,786	3,561
Cost of revenue	8,368	—	7,447	921
Sales and marketing	9,907	—	8,390	1,517
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	10,955	10,955	—	—
Operating income (loss)	$5,106	$(10,955)	$14,938	$1,123

Summarized financial information by segment for the three months ended September 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$23,468	$—	$23,468	$—
Hosted services - Consumer	3,605	—	—	3,605
Professional services	1,148	—	1,148	—
Total revenue	28,221	—	24,616	3,605
Cost of revenue	7,595	—	6,658	937
Sales and marketing	8,289	—	6,673	1,616
Amortization of intangibles	83	—	11	72
Unallocated corporate expenses	8,118	8,118	—	—
Operating income (loss)	$4,136	$(8,118)	$11,274	$980

Revenues attributable to domestic and foreign operations for the three months ended September 30, 2011 and 2010, follows:

	September 30,
	2011	2010
United States	$25,873	$21,894
United Kingdom	4,958	3,486
Other countries	3,516	2,841
Total revenue	$34,347	$28,221

Summarized financial information by segment for the nine months ended September 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$81,493	$—	$81,493	$—
Hosted services - Consumer	10,954	—	—	10,954
Professional services	4,134	—	4,134	—
Total revenue	96,581	—	85,627	10,954
Cost of revenue	25,148	—	22,322	2,826
Sales and marketing	28,146	—	23,527	4,619
Amortization of intangibles	32	—	32	—
Unallocated corporate expenses	29,695	29,695	—	—
Operating income (loss)	$13,560	$(29,695)	$39,746	$3,509

Summarized financial information by segment for the nine months ended September 30, 2010, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$66,204	$—	$66,204	$—
Hosted services - Consumer	10,491	—	—	10,491
Professional services	3,232	—	3,232	—
Total revenue	79,927	—	69,436	10,491
Cost of revenue	21,405	—	18,592	2,813
Sales and marketing	24,431	—	19,365	5,066
Amortization of intangibles	249	—	32	217
Unallocated corporate expenses	23,599	23,599	—	—
Operating income (loss)	$10,243	$(23,599)	$31,447	$2,395

Revenues attributable to domestic and foreign operations for the nine months ended September 30, 2011 and 2010, follows:

	September 30,
	2011	2010
United States	$73,820	$61,400
United Kingdom	12,953	10,321
Other countries	9,808	8,206
Total revenue	$96,581	$79,927

Long-lived assets by geographic region follows:

	September 30, 2011	December 31, 2010
United States	$29,214	$29,352
Israel	13,443	13,736
United Kingdom	2,117	2,358
Total long-lived assets	$44,774	$45,446

(G)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	75	75	—
Balance as of September 30, 2011	$24,090	$16,066	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	95	95	—
Balance as of December 31, 2010	$24,015	$15,991	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of September 30, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,409
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	94
Other	235	3.0 years	235
Total	$10,349		$9,178

	As of December 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$4,489
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	61
Other	235	3.0 years	235
Total	$10,349		$8,225

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $318 and $953 for the three and nine months ended September 30, 2011, respectively, and $390 and $1,168 for the three and nine months ended September 30, 2010, respectively. Estimated amortization expense for the next five years is: $77 in 2011, $306 in 2012, $306 in 2013, $240 in 2014, $43 in 2015 and $199 thereafter.

(H)  RECENTLY ISSUED ACCOUNTING STANDARDS

 In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has elected early adoption of this update and it had no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual periods beginning after December 15, 2011.  The Company is still evaluating whether to present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

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

(2)  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2011	December 31, 2010

Computer equipment and software	$28,111	$25,002
Furniture, equipment and building improvements	4,354	1,856
	32,465	26,858
Less accumulated depreciation	19,025	14,096
Total	$13,440	$12,762

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010

Payroll and other employee related costs	$4,740	$6,973
Professional services and consulting and other vendor fees	4,643	4,211
Sales commissions	415	565
Other	442	362
Total	$10,240	$12,111

(3)  ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services clients and provided an innovative product marketing team. During the nine months ended September 30, 2011, the Company incurred additional costs related to the earn-out litigation in the amount of $75, resulting in an increase in goodwill. During the twelve months ended December 31, 2010, the Company incurred additional costs related to the earn-out litigation in the amount of $95, resulting in an increase in goodwill.

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

(4)  FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC 820-10, Fair Value Measurements, for financial assets and liabilities. This ASC defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. The ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2011 was approximately $1,613 and $5,078, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2010 was approximately $1,523 and $4,554, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $135 and $431 of employer matching contributions for the three and nine months ended September 30, 2011, respectively. Salaries and related expenses include $102 and $346 of employer matching contributions for the three and nine months ended September 30, 2010, respectively.

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

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against the Company and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. On August 26, 2011, Gemini and LivePerson jointly filed a motion asking the Court to dismiss all claims with prejudice.  The Court has not yet ruled on that motion.

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid.  On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas.  In the Texas case, Lodsys alleges that the Company infringes one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement.  The Company believes Lodsys’s claims are without merit.  On October 25, 2011 the Court granted the parties' joint motion to transfer the cases from Illinois to the Eastern District of Wisconsin, and all pending motions were withdrawn, including Lodsys’s pending motion to dismiss.  The case has not yet been docketed in the Eastern District of Wisconsin. The Company intends to vigorously defend against Lodsys’s allegations of infringement, and vigorously pursue the Company’s claims that the asserted patents are invalid and not infringed by the Company’s products.  The Company has not accrued for this contingency as of September 30, 2011, because the amount of loss, if any, cannot be reasonably estimated at this time.

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
.
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

•
Introducing New Products and Capabilities.   We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•
Creating and Supporting an Open Development Platform.   We have recently introduced an open development platform capability, supported by a community of developers and developer tools that enable third-party developers to create and deliver new applications that leverage our existing customer base and proactive engagement technology.  By creating and supporting this platform, we expect to enable both independent developers and research and development personnel within our customer base to accelerate their product development and innovation, and to expand the value and usage of our current and future products and capabilities.

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

THIRD QUARTER 2011

Financial overview of the three months ended September 30, 2011 compared to the three months ended September 2010:

•	Revenue increased 22% to $34.3 million from $28.2 million.

•	Gross profit margin increased to 76% from 73%.

•	Operating expenses increased 21% to $29.2 million from $24.1 million.

•	We incurred financial expenses of $780,000 compared to financial income of $43,000.

•	Net income decreased 1% to $2.7 million from $2.8 million.

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

For certain of our larger clients, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these clients, we pass the fee we incur with the labor provider and our fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance (“PFP”) arrangements, we recognize revenue net of the labor provider’s fee in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the call center labor vendor is the primary obligor with respect to the labor services provided. Additionally, we perform as an agent without risk of loss for collection and do not bear inventory risk with respect to the outsourced labor services. Finally, we do not provide any part of the labor services, have no latitude in establishing prices for the labor services and generally do not have discretion in selecting the vendor.

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

For revenue generated from online transactions between Experts and Users, we recognize revenue net of Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, we perform as an agent without any risk of loss for collection, and are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.

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

As of September 30, 2011, there was approximately $27.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

Though our concentration of credit risk is limited due to our large number of customers, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2011 and 2010. One customer accounted for approximately 21% of accounts receivable at September 30, 2011. One customer accounted for approximately 22% of accounts receivable at December 31, 2010. During the nine months ended September 30, 2011, we increased our allowance for doubtful accounts by $230,000 to $791,000, principally due to an increase in accounts receivable as a result of increased sales and to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $628,000. A larger proportion of our receivables are due from larger corporate clients that typically have longer payment cycles.

GOODWILL

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the carrying value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

In the third quarter of 2011, we adopted ASU 2011-08 and  determined that it is not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This ASU is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We elected early adoption of this update and it had no impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual periods beginning after December 15, 2011.  We are still evaluating whether to present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

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

Revenue from our Business segment accounted for 90% and 89% of total revenue for the three and nine months ended September 30, 2011, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and nine months ended September 30, 2011, respectively. Revenue from our Business segment accounted for 87% of total revenue for the three and nine months ended September 30, 2010, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and nine months ended September 30, 2010, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our clients’ operators and our clients’ resource constraints, we have historically experienced a lag between signing a client contract and recognizing revenue from that client. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 10% and 11% of total revenue for the three and nine months ended September 30, 2011, respectively. Revenue generated from online transactions between Experts and Users accounted for approximately 13% of total revenue for the three and nine months ended September 30, 2010, respectively.

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

During the nine months ended September 30, 2011, we increased our allowance for doubtful accounts by $230,000 to $791,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $628,000. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and nine months ended September 30, 2011 and 2010 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense related to ASC 718-10	$1,736	$1,429	$4,951	$3,602
Total	$1,736	$1,429	$4,951	$3,602

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users.

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue - Business. Revenue increased by 25% and 23% to $30.8 million and $85.6 million in the three and nine months ended September 30, 2011, respectively, from $24.6 million and $69.4 million in the comparable periods in 2010. This increase is primarily attributable to increased revenue from existing clients in the amount of approximately $3.3 million and $7.7 million, respectively, net of cancellations and, to a lesser extent, to new clients in the amount of approximately $2.3 million and $7.2 million, respectively, and an increase in professional services revenue of approximately $466,000 and $902,000, respectively. Our revenue growth has typically been driven by a mix of revenue from new clients as well as expansion of existing clients.

Revenue - Consumer. Revenue remained flat at $3.6 million in the three months ended September 30, 2011 and  the comparable period in 2010. Revenue increased by 4% to $11.0 million in the nine months ended September 30, 2011, from $10.5 million in the comparable period in 2010.  This increase is primarily attributable to an increase in gross revenue as a result of increased chat minutes.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our clients, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 12% and 20% to $7.4 million and $22.3 million in the three and nine months ended September 30, 2011, respectively, from $6.7 million and $18.6 million in the comparable periods in 2010. The increase is primarily attributable to an increase in compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $476,000 and $2.1 million, respectively, and an increase for primary and backup server facilities and allocated overhead related costs of supporting our server and network infrastructure of approximately $304,000 and $1.5 million, respectively.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 2% to $921,000 in the three months ended September 30, 2011 from $937,000 in the comparable period in 2010. Cost of revenue remained flat at $2.8 million in the nine months ended September 30, 2011 and the comparable period in 2010.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 34% and 28% to $5.3 million and $14.7 million in the three and nine months ended September 30, 2011, respectively, from $3.9 million and $11.5 million in the comparable periods in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.3 million and $3.2 million, respectively.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 26% and 21% to $8.4 million and $23.5 million in the three and nine months ended September 30, 2011, respectively, from $6.7 million and $19.4 million in the comparable periods in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $1.2 million and $3.3 million, respectively, an increase in allocated occupancy costs and related overhead in the amount of approximately $200,000 and $520,000, respectively, and an increase in advertising, public relations and trade show exhibit expenses of approximately $228,000 and $97,000, respectively. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 6% and 9% to $1.5 million and $4.6 million in the three and nine months ended September 30, 2011, respectively, from $1.6 million and $5.1 million in the comparable periods in 2010. This decrease is primarily attributable to a decrease in compensation and related costs and allocated overhead for marketing personnel in the amount of approximately $115,000 and $404,000, respectively.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses. General and administrative expenses increased by 36% to $5.7 million in the three months ended September 30, 2011 from $4.2 million in the comparable period in 2010. This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $484,000, and an increase in recruiting and related costs, rent and other professional fees in the amount of approximately $398,000. General and administrative expenses increased by 24% to $15.0 million in the nine months ended September 30, 2011 from $12.1 million in the comparable period in 2010. This increase is primarily attributable to compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $1.4 million, and an increase in recruiting and related costs, rent, and professional fees in the amount of approximately $1.1 million.

Amortization of Intangibles. Amortization expense was $11,000 and $32,000 in the three and nine months ended September 30, 2011, respectively, and relates to the purchase of patents in August 2009. Amortization expense was $83,000 and $249,000 in the three and nine months ended September 30, 2010, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. This decrease is attributable to the fact that a portion of the intangible assets related to the Kasamba acquisition was fully amortized in 2010. Additional amortization expense in the amount of $307,000 and $921,000 are included in cost of revenue for the three and nine months ended September 30, 2011 and 2010, respectively. Amortization expense is expected to be approximately $1.0 million in the year ended December 31, 2011.

Other (Expense) Income. Financial expense was $780,000 and $418,000 in the three and nine months ended September 30, 2011, respectively. Financial income was $43,000 in the three months ended September 30, 2010. Financial expense was $47,000 in the nine months ended September 30, 2010. Financial income (expense) is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $18,000 and $48,000 in the three and nine months ended September 30, 2011, compared to $30,000 and $83,000 in the comparable periods in 2010, respectively, and consists of interest earned on cash and cash equivalents. These decreases are primarily attributable to decrease in short-term interest rates partially offset by increases in cash and cash equivalents.

Provision for Income Taxes.   Our effective tax rate was 37% and 38% for the three and nine months ended September 30, 2011, respectively, resulting in a provision for income taxes of $1.6 million and $5.0 million in the three and nine months ended September 30, 2011, respectively. Our effective tax rate was 34% and 37% for the three and nine months ended September 30, 2010, respectively, resulting in a provision for income taxes of $1.4 million and $3.8 million in the comparable periods in 2010, respectively.

Net Income. We had net income of $2.7 million in the three months ended September 30, 2011, as compared to net income of $2.8 million in the comparable period in 2010. Revenue increased by $6.1 million, while operating expenses increased by $5.2 million, other expense increased $835,000, and provision for income taxes increased $165,000, contributing to a net decrease in net income of approximately $30,000. We had net income of $8.1 million in the nine months ended September 30, 2011, as compared to net income of $6.5 million in the comparable period in 2010. Revenue increased by $16.7 million, while operating expenses increased by $13.3 million, other expense increased $406,000, and provision for income taxes increased $1.3 million, contributing to a net increase in net income of approximately $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had approximately $80.9 million in cash and cash equivalents, an increase of approximately $19.5 million from December 31, 2010.

Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2011 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to decreases in prepaid expenses and other current assets and an increase in deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued expenses. Net cash provided by operating activities was $7.7 million for the nine months ended September 30, 2010 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to an increase in deferred revenue, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses.

Net cash used in investing activities was $6.2 million in the nine months ended September 30, 2011, and was due primarily to the build-out of new office space in New York and Israel, and to a lesser extent, to purchases of fixed assets for our collocation facilities. Net cash used in investing activities was $6.9 million in the nine months ended September 30, 2010, and was due primarily to the purchase of fixed assets for our collocation facilities and the acquisition of NuConomy in April 2010.

Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees, and, to a lesser extent the excess tax benefit from exercise of employee stock options. Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2010 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and, to a lesser extent the excess tax benefit from exercise of employee stock options partially offset by the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs.  Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of September 30, 2011, we had an accumulated deficit of approximately $92.0 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2011 was approximately $1.6 million and $5.1 million, respectively, and approximately $1.5 million and $4.6 million for the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, our principal commitments were approximately $20.5 million under various operating leases, of which approximately $1.8 million is due in 2011. We currently expect that our principal commitments for the year ending December 31, 2011 will not exceed $8.0 million in the aggregate.

Our contractual obligations at September 30, 2011 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$20,513	$1,759	$13,984	$2,768	$2,002
Total	$20,513	$1,759	$13,984	$2,768	$2,002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended September 30, 2011, the U.S dollar appreciated approximately 9% as compared to the NIS. This fluctuation decreased the value of our NIS deposits which caused a non-cash re-measurement charge in the amount of $780,000. During the nine month period ended September 30, 2011, expenses generated by our Israeli operations totaled approximately $28.7 million. We do not currently hedge our foreign currency risk exposure.  We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2011, we increased our allowance for doubtful accounts $230,000 to $791,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $628,000. A larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles. During the nine months ended September 30, 2010, we increased our allowance for doubtful accounts $65,000 to approximately $460,000, principally due to an increase in accounts receivable as a result of increased sales and to the fact that a larger proportion of receivables are due from larger corporate clients that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2011, we expanded the implementation of our general ledger system. The expansion automated certain financial processes for our foreign subsidiaries, which resulted in the change of some controls. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 3, 2010, Gemini IP LLC filed an amended complaint in a suit pending in the United States District Court for the Eastern District of Texas, adding patent infringement allegations against us and various other defendants, including LANDesk Software, Inc., Saba Software, Inc., Genesys S.A. d/b/a Genesys Conferencing, Genesys Conferencing, Inc., Avaya Inc., Best Buy Co., Inc., Bomgar Corporation, ConnectWise, Inc., Elsinore Technologies Inc., GFI Software Ltd., GFI USA, Inc., GFI Software Development, Ltd., LogMeIn, Inc., N-able Technologies Incorporated, NTR Global, Venti Solutions, LLC, Zoho Corporation, Zenith Infotech Ltd., International Business Machines Corp., Samsung Electronics America, Inc., Samsung Electronics Co., Ltd., Samsung Telecommunications America, LLC, AT&T, Inc., Sony Corporation, and Sony Corporation of America. On August 26, 2011, Gemini and LivePerson jointly filed a motion asking the Court to dismiss all claims with prejudice.  The Court has not yet ruled on that motion.

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid.  On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas.  In the Texas case, Lodsys alleges that we infringed one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement.  We believe Lodsys’s claims are without merit.  On October 25, 2011 the Court granted the parties' joint motion to transfer the cases from Illinois to the Eastern District of Wisconsin, and all pending motions were withdrawn, including Lodsys’s pending motion to dismiss.  The case has not yet been docketed in the Eastern District of Wisconsin. We intend to vigorously defend against Lodsys’s allegations of infringement, and vigorously pursue our claims that the asserted patents are invalid and not infringed by our products.  We have not accrued for this contingency as of September 30, 2011, because the amount of loss, if any, cannot be reasonably estimated at this time

We are not currently party to any other legal proceedings. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2011 – 7/31/2011	—	$—	—	$6,365,000
8/1/2011 – 8/31/2011	—	—	—	6,365,000
9/1/2011 – 9/30/2011	—	—	—	6,365,000
Total	—	$—	—	$6,365,000

(1)
Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of September 30, 2011, approximately $6.4 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (duly authorized officer)

Date: November 8, 2011	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002