Form 10-K
period 2011-12-31
LIVEPERSON INC
filed 2012-03-13
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number 000-30141

LIVEPERSON, INC.

(Exact Name of Registrant As Specified in Its Charter)

Delaware	13-3861628
(State of Incorporation)	(I.R.S. Employer Identification Number)

475 Tenth Avenue, 5th Floor,
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $679,426,321 (computed by reference to the last reported sale price on The Nasdaq Capital Market on that date). The registrant does not have any non-voting common stock outstanding.

On February 28, 2012, 54,543,837 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed not later than April 30, 2012, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2011 ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS REPORT ABOUT LIVEPERSON, INC. THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, WHICH MAY NOT PROVE TO BE ACCURATE. MANY OF THESE STATEMENTS ARE FOUND IN THE “BUSINESS” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” SECTIONS OF THIS FORM 10-K. WHEN USED IN THIS FORM 10-K, THE WORDS “ESTIMATES,” “EXPECTS,” “ANTICIPATES,” “PROJECTS,” “PLANS,” “INTENDS,” “BELIEVES” AND VARIATIONS OF SUCH WORDS OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, OUR EXAMINATION OF HISTORICAL OPERATING TRENDS, ARE BASED UPON OUR CURRENT EXPECTATIONS AND VARIOUS ASSUMPTIONS. OUR EXPECTATIONS, BELIEFS AND PROJECTIONS ARE EXPRESSED IN GOOD FAITH, AND WE BELIEVE THERE IS A REASONABLE BASIS FOR THEM, BUT WE CANNOT ASSURE YOU THAT OUR EXPECTATIONS, BELIEFS AND PROJECTIONS WILL BE REALIZED. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESS, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS WE MAKE IN THIS FORM 10-K ARE SET FORTH IN THIS FORM 10-K, INCLUDING THE FACTORS DESCRIBED IN THE SECTION ENTITLED “ITEM 1A — RISK FACTORS.” IF ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR IF ANY OF OUR UNDERLYING ASSUMPTIONS ARE INCORRECT, OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS THAT WE EXPRESS IN OR IMPLY BY ANY OF OUR FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

ii

PART I

Item 1. Business

Overview

LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a leading provider of online engagement solutions offering a cloud-based platform which enables businesses to pro-actively connect with consumers through chat, voice, and content delivery, across multiple channels and screens, including websites, social media, and mobile devices. Our engagements are driven by intelligence derived from a broad set of consumer and business data, including historical, behavioral, operational, and third party data. Each engagement is based on proprietary analytics and a real-time understanding of consumer needs and business objectives. LivePerson’s products, coupled with our domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — by increasing sales, as well as consumer satisfaction and loyalty ratings for our customers, while also enabling them to reduce consumer service costs.

LivePerson monitors and analyzes a valuable set of online consumer behavioral data on behalf of our customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through actions on our customer’s website, and even into a shopping cart and an executed sale, this data enables us to develop unique insights into consumer behavior during specific transactions and within a customer’s user base. Based on our internal measures, on average during 2011, we monitored approximately 1.4 billion visitor sessions per month across our customers’ websites. Today this session data is primarily used to proactively engage consumers in order to increase online conversion rates and average order values, and we continue to invest in products that can leverage the value of this data to provide new and innovative solutions for our customers.

More than 8,500 companies, including Cisco, Hewlett-Packard, IBM, Microsoft, Verizon, Sky, Walt Disney, PNC, QVC and Orbitz employ our technology to keep pace with rising consumer expectations for service and relevance through the online channel. LivePerson has unique insight into consumer behavior, which we offer our customers through our intelligent engagement products and our consulting services.

Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling our customers to:

•	increase conversion rates and reduce abandonment by selectively engaging website visitors;
•	accelerate the sales cycle, drive repeat business and increase average order values;
•	increase consumer satisfaction, retention and loyalty while reducing consumer service costs;
•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and
•	lower operating costs in the call center by deflecting costly phone and email interactions and improving agent efficiency.

As a “cloud computing” or software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership (TCO), scalability, cost predictability and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by LivePerson eliminate the majority of the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software. According to a recent study by Forrester Research 31% of companies are moderate to heavy users of SaaS software and 68% of larger companies have begun adopting SaaS software solutions.

Our consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via real-time chat with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the Nasdaq and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Atlanta, London, San Francisco, Melbourne, and Tel Aviv.

Market Opportunity

While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily. According to a recent J.P. Morgan report, global e-commerce sales should reach $963 billion by 2013, growing at a compounded annual growth rate (CAGR) of 19.4% from 2010 to 2013. According to this report, e-commerce growth will benefit from several trends including the emergent adoption of broadband, predicting the strongest growth to come from Asia with a projected 28% CAGR from 2010 to 2013. In comparison, on the same basis, U.S. and European e-commerce sales are expected to grow by 12% and 13%, respectively.

The rise of online video and social media has stimulated Internet advertising spending, which is projected to exceed $105 billion in 2014, according to J.P. Morgan. Furthermore, according to a Forrester Research survey published during 2011, it was predicted by year-end that 37% of all online U.S. consumers would use chat for customer service, which is nearly double the 19% that used chat for customer service in 2009. Chat adoption has increased to roughly one in four seniors and has risen to nearly one-half of online consumers ages 18 to 32. At 62%, chat has the highest satisfaction rate among all online customer service channels in the Forrester survey.

We believe that the positive trends in e-commerce described above, along with the diversifying channels of consumer engagement worldwide, offer LivePerson opportunities to expand. LivePerson continues to deliver increased value to customers through its core product while also seeking to expand its product set as well as the availability and integration of its core product through different channels, such as mobile and social. By seeking to offer our solutions through different channels of engagement, we are improving the convenience and accessibility of our solutions, responding to the reality of today’s online market.

We also believe that demographics shifts favor LivePerson’s current and planned offerings. According to a Forrester Research survey, members of Generation Y are dedicated consumers of online content and wide adopters of social support; most use multiple technologies for online communications such as email, social networking and text messaging, and create and share user-generated content. Survey results indicated that in 2011 39% of Generation Y consumers had used a forum or community for social support. Forrester also indicated that this demographic is demanding, with high expectations for the services they purchase via the Web which may in turn accelerate the demand for LivePerson’s online, real-time customer engagement solutions.

Strategy

The key elements of LivePerson’s business solutions strategy include:

Strengthening Our Position in Both Existing and New Markets and Growing Our Recurring Revenue Base.  LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its existing installed base. We will continue to focus primarily on key target markets: financial services, retail, telecommunications, technology and travel/hospitality within both our enterprise and midmarket sectors, as well as the small business (SMB) sector. Healthcare, insurance and energy utilities are new target industries and natural extensions of our primary target markets. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing customers by collaborating with them to optimize our added value and effectiveness. Continuing to grow our customer base will enable us to strengthen our recurring revenue stream.

Leveraging Our Platform Across Multiple Applications and Partners.  In developing our chat product over the last 15 years, we have created highly reliable and secure data gathering and analytic capabilities that are coupled with a sophisticated rules-based segmentation engine. In 2011, we packaged these technologies together into LiveEngage, a real-time data and intelligence platform powering our full suite of applications, adding voice and content engagement solutions to our market-leading chat product. By leveraging these existing assets we provide our customers with the same capabilities across all engagement channels. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers, eco-system partners, and value added resellers can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.

Expanding the Engagement Tools and Capabilities We Provide to Our Customers.  We have created, and will continue to create, new proprietary applications and also provide third-party tools and capabilities through our partner eco-system. Today, our customers intelligently engage with approximately two percent of their website visitors via chat. As part of our strategy, we are striving to provide our customers with the ability to intelligently engage a greater proportion of their website visitors in new ways, such as with the delivery of personalized content and the use of voice and video. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. These include partners that augment the data used in our rules engine, provide complementary services, such as translation and virtual agents, and partners that expand our reach to social and mobile channels. In 2011, we expanded our eco-system to approximately 25 partners and we continue to see growing adoption of these third-party applications by our customer base.

Maintaining Market Leadership in Technology and Security Expertise.  As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation and delivery of new products and technologies to our customer base. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.

Expanding our International Presence.  During 2011, we continued our investment in direct sales and services personnel to expand our customer base in the United Kingdom and Western Europe, including expansion within several of the largest financial services and telecommunications companies in this region. We currently plan to continue to invest in our operations in this region in 2012. We have also invested in direct sales and service personnel in Australia and continue to evaluate partnership opportunities and sales and marketing strategies to support further expansion into the Asia-Pacific region. We currently have a partner supporting our sales, marketing and support efforts in the Asia-Pacific region, based in Melbourne, with initial focus on Australia, New Zealand, the Philippines and Singapore.

Continuing to Build Brand Recognition.  As a pioneer of real-time, intelligent engagement, LivePerson enjoys strong brand recognition and credibility. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for online engagement tools. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers. When a consumer engages in a text-based chat on a customer’s website, our brand name is displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness for our solutions.

Increasing the Value of Our Service to Our Customers.  We regularly add both new products and services, and new features and functionality to our existing services to further enhance value to our customers. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. We continue to enhance our reporting, analysis and administrative tools as part of our overall portfolio of services, as well as our ability to capture, analyze and report on the substantial amount of online activity data we collect on behalf of our customers to further our customers online strategies. Our customers may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint consumer engagement opportunities. Through these and other innovations, we intend to reinforce our value proposition to customers, which we believe will result in additional revenue from new and existing customers over time.

Evaluating Strategic Alliances and Acquisitions When Appropriate.  We have successfully integrated several acquisitions over the past decade. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic alliances or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic alliances.

Products and Services

LivePerson’s hosted platforms support and manage intelligent, real-time online interactions for businesses. Our business-to-business services: chat, voice/click-to-call, and personalized content delivery, are all managed from a single agent desktop. By supplying a complete, unified consumer history, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.

LP Chat.  LP Chat, creates meaningful, real-time connections with consumers that result in higher conversion rates and superior experiences across the consumer lifecycle. LP Chat offers a reliable, secure and efficient way for businesses to connect with consumers wherever they are, including websites, social media, and mobile devices. Delivered through an open, integrated and scalable platform/architecture, LP Chat combines sophisticated technology with robust business intelligence to produce compelling, measurable results for e-commerce, marketing, consumer experience and contact center executives.

Leveraging online site traffic monitoring and a sophisticated rules engine, LP Chat enables customers to proactively engage online visitors. This engagement solution enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. LP Chat also reduces costs in the contact center by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates (typically at a lower cost per engagement).

Professional Services.  The mission of our Professional Services team is to help customers optimize the performance of our products in order to drive incremental value through their online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their LivePerson deployment that drive strategies and decisions on how to optimize the chat channel and broaden intelligent engagement of their consumers. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for web design and process improvement, transcript reviews to discover both voice of the consumer insight and agent improvement opportunities, custom training of call center agents and management, and ongoing management of chat programs to ensure alignment with current business practices and objectives. The team’s value-added methodology and approach to guiding customers towards chat channel optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the online world.

LP Voice.  LP Voice provides customers with a seamless connection between a website and the voice channel to effectively engage prospects and consumers at their most critical moments online.

LivePerson Expert Platform.  LivePerson continues to maintain a marketplace platform where Users can chat live with independent Experts in a variety of categories.

LP Marketer.  Introduced in 2011, LP Marketer provides businesses of all sizes with a real-time data-driven targeting solution that intelligently delivers personalized digital user experiences. LP Marketer features a powerful combination of advanced visitor intelligence, robust traffic segmentation capabilities and user-friendly campaign-building tools that greatly reduce or eliminate reliance upon a company’s internal IT resources. The result is a highly-relevant and compelling experience for each visitor, which can lead to increased consumer satisfaction and loyalty as well as measurable improvements in conversion rates and transaction values.

LP Insights.  Introduced in 2011, LP Insights provides customers with a text analytics tool that enables them to data mine for ‘Voice of the Customer’ and ‘Voice of the Agent’ content. LP Insights analyzes chat transcripts and other internal and external sources of text (such as Facebook, twitter, and email), making sense of consumers’ words, behavior, reasons for contact, buying patterns, and sentiments. These insights deliver turn-key business intelligence driving improvement opportunities across the entire business system.

Customers

Our business operations customer base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers online. We plan to continue to focus on key target markets: financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as the SMB sector, within the United States and Canada, Latin America, Europe and the Asia-Pacific region.

No single customer accounted for or exceeded 10% of our total revenue in 2011.

Sales and Marketing

Sales

We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales.  Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our customers’ strategic initiatives. Our sales and marketing-focused solutions are targeted at business executives whose primary responsibility is maximizing online consumer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value, as well as enhancing consumer satisfaction. The value proposition for our customer service focused solutions appeals to professionals who hold both top and bottom line responsibility for consumer service and technical support functions within their organization, as well as enhancing consumer satisfaction. Our proactive service solution enables these organizations to provide effective consumer service by deflecting costly phone calls and emails to the more cost efficient chat channel. Our personalization solution is targeted at marketing and e-commerce professionals who are tasked with providing a personalized consumer experience to drive a multitude of business outcomes onsite. LivePerson supports any organization with a company-wide strategic initiative to improve the overall online consumer experience. Our sales methodology often begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective customer. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment (ROI), we transition to a program management model wherein we work hand-in-hand with the customer, providing detailed analyses, measurements and recommendations that help optimize their performance and ensure ongoing program success.

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

Customer Support

Our Professional Services group provides deployment support and ongoing business consulting to enterprise and midmarket customers and maintains involvement throughout the engagement lifecycle. All LivePerson customers have access to 24/7 help desk services through chat, email and phone.

Marketing

Our marketing efforts in support of our business operations are organized around the needs, trends and characteristics of our existing and prospective customer base. Our deep relationship with existing customers fosters continuous feedback, thereby allowing us to develop and refine marketing programs for specific industry segments. We market our products and services to executives responsible for the online channel and consumer service operations of their organization. Our focus is on the financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as SMBs. Our integrated marketing strategy includes personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.

Our marketing efforts in support of our consumer operations are focused on generating increased traffic to the LivePerson website primarily through paid and organic search, affiliate programs, display advertising and direct email. We are continually developing relationships with online publishers whose audiences have an affinity towards the services offered by Experts. By providing the Experts with tools to self-promote their live advice services on LivePerson through blogs and social media, we also receive qualified traffic through these channels. We also work to maximize the rate of conversion of this traffic into either paying Users or active Experts.

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

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. LivePerson’s business solutions compete directly with companies that facilitate real-time sales, email management, searchable knowledgebase applications and consumer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers, including SaaS providers such as RightNow Technologies (recently acquired by Oracle Corporation), Talisma, eGain and TouchCommerce. We believe that our long-standing relationships with customers, particularly at the enterprise level, and our online selling expertise, including knowledge of online consumer purchasing habits, sophisticated methodologies to efficiently engage online consumers and reporting capabilities that measure return on investment differentiate us from existing competitors. We believe that as the scope, size and sophistication of our customers’ requirements increases, our competitors’ relative strengths as compared to our offerings declines. We also face potential competition from Web analytics and online engagement service providers, and other enterprise software and SaaS solutions companies such as Adobe, Oracle, Google and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance. The most significant challenges facing any new market entrant include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a highly secure and scalable network infrastructure.

LivePerson’s consumer operations compete with companies that provide cross category advice such as About.com and Yahoo Answers. The consumer operations also compete with niche players offering advice in specific vertical categories.

Finally, LivePerson competes with in-house online engagement solutions, as well as, to a lesser extent, traditional offline consumer service solutions, such as telephone call centers.

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

Additionally, some competitors may enter into strategic or commercial relationships with larger, more established and better-financed companies, enabling them to:

•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; and
•	make more attractive offers to potential business customers to induce them to use their products or services.

Any change in the general market acceptance of the real-time customer engagement, sales, marketing or customer service solutions business model or in online, real-time consumer advice services may harm our competitive position. Our competitors may at any time improve their services or product offerings, or develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective customers within our target markets. Increased competition could result in pricing pressure, reduced operating margins and loss of market share.

Technology

Three key technological features distinguish the LivePerson services:

•	We support our customers through a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the United Kingdom and are supported by a top-tier backup server facility located in The Netherlands. Nearly all of our larger customers outside of the United States are hosted within our UK-based hosting facility. By managing our servers directly, we maintain greater flexibility and control over the production environment allowing us to be responsive to customer needs and to continue to provide a superior level of service. Utilizing advanced network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season.
•	As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to provide these benefits simultaneously to our entire customer base. In addition, it allows us to maintain a relatively short development and implementation cycle.
•	As a SaaS provider, we focus on the development of tightly integrated software design and network architecture. We dedicate significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.

Software Design.  Our software design is based on client-server architecture. As a SaaS provider, our customers install only the LivePerson Agent Console (Windows or Java-based) on their operators’ workstations. Visitors to our customers’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our customers’ operators or to use the LivePerson services.

Our software design is also based on open standards. These standard protocols facilitate integration with our customers’ legacy and third-party systems. Representative examples include:

•	Java
•	XML (Extensible Mark-up Language)
•	HTML (Hypertext Mark-up Language)
•	SQL (Structured Query Language)
•	HTTP (Hypertext Transfer Protocol)

Network Architecture.  The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson customer. This network architecture is hosted in collocation facilities with redundant network connections, servers and other infrastructure, enabling superior availability. Our backup server infrastructure housed at separate locations provides our primary hosting facilities with effective disaster recovery capability. We maintain the highest level of compliance with standards such as SOC2 and PCI. For increased security, through a multi-layered approach, we use advanced firewall architecture and industry-leading encryption standards and employ third-party experts to further validate our systems’ security. We also enable our customers to further encrypt their sensitive data using more advanced encryption algorithms.

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

Businesses using our products may collect personal information from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. When required, we use a variety of data security procedures and practices such as encryption and masking algorithms to comply with applicable regulations, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us of such compliance, and could negatively impact our business. The European Union and many countries within the European Union have adopted privacy directives or have imposed restrictions on the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. The U.S. federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our customers’ ability to use our products.

A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

•	proposed regulations regarding cybersecurity and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The FTC has also increased its enforcement actions against companies that fail to meet their privacy or data security commitments to consumers. While there are currently many proposals by lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and establish data security and breach notification procedures, and several of those proposals, if adopted, would not be expected to materially impact our business, this is an evolving and unsettled area of regulation and any new significant restrictions or technological requirements imposed could have a negative impact on our business;
•	the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business;
•	the Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. Today, our policies limit use of our consumer-facing site to adults over 18 years of age; and
•	the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our customers using our solutions will be permitted by spam filters to reach the intended recipients.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim, that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Intellectual Property and Proprietary Rights

We rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements with our employees, consultants, customers, potential customers and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services have been and may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

Employees

As of March 1, 2012, we had 524 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

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

Although we achieved profitability in 2011, we may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	continued adoption by companies doing business online of real-time sales, marketing and customer service solutions;
•	continued adoption by individual Experts and consumers of online real-time advice services;
•	changes in our pricing models, policies or the pricing policies of our current and future competitors;
•	our customers’ business success;
•	our customers’ demand for our services;
•	consumer demand for our services;
•	our ability to attract and retain customers;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions; and
•	the introduction of new services by us or our competitors.

Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and
•	general economic and political conditions.

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

The ongoing global economic downturn may adversely affect our business and results of operations.

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

Weak economic conditions may also cause our customers to experience difficulty in supporting their current operations and implementing their business plans. Our customers may reduce their spending on our services, may not be able to discharge their payment and other obligations to us, may experience difficulty raising capital, or may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. The economic condition may also lead consumers and businesses to continue to postpone spending, which may cause our customers to decrease or delay their purchases of our products and services. If the current economic conditions continue or further deteriorate for us or our customers, we could be required to record charges relating to restructuring costs or the impairment of assets, may not be able to collect receivables on a timely basis, and our business, financial condition and results of operations could be materially adversely affected.

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

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including SaaS providers such as RightNow Technologies (recently acquired by Oracle Corporation), Talisma, eGain and TouchCommerce. We also face potential competition from Web analytics and online engagement service providers, and other enterprise software and SaaS solutions companies such as Adobe, Oracle, Google and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

Finally, we compete with customers and potential customers that choose to provide a real-time sales, marketing and customer service solution in-house as well as, to a lesser extent, traditional offline customer service solutions, such as telephone call centers.

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

Any change in the general market acceptance of the real-time sales, marketing and customer service solution business model or in online, real-time consumer advice services may harm our competitive position. Such changes may allow our competitors additional time to improve their service or product offerings, and would also provide time for new competitors to develop real-time sales, marketing, customer service and Web analytics applications or competitive consumer service offerings and solicit prospective customers within our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share.

The success of our business is dependent on the retention of existing customers and their purchase of additional services, as well as attracting new customers and consumer users to our consumer services.

Our business services agreements typically have twelve month terms. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one client to whom we provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead customers to terminate our service. We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional customers or alternate revenue sources. Because of the historically small amount of services sold in initial orders, we depend on the growth of our customer base and sales to new customers and sales of additional services to our existing customers.

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

Businesses using our products may collect personal information from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted and are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers. When required, we use a variety of data security procedures and practices such as encryption and masking algorithms to comply with applicable regulations, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us of such compliance, and could negatively impact our business. European Union members have imposed restrictions on the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our customers’ ability to use our products.

Proposed regulations regarding cybersecurity and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The FTC has also ratcheted up its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. While there are currently many proposals by lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and establish data security and breach notification procedures, and several of those proposals, if adopted, would not be expected to materially impact our business, this is an evolving and unsettled area of regulation and any new significant restrictions or technological requirements imposed could have a negative impact on our business.

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

In January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our customers using our solutions will be permitted by spam filters to reach the intended recipients.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in client and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices such as but not limited to security standards could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

•	enhance the features and performance of our services;
•	develop and offer new services that are valuable to companies doing business online as well as Internet users; and
•	respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

If any of our new services, including upgrades to our current services, do not meet our customers’ or Internet users’ expectations, our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

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

We may be unable to attract, integrate or retain other highly qualified employees in the future. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company.

Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not initiate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In addition, we may not be able to outsource certain functions. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, it may become more difficult for us to manage existing, or establish new, relationships with customers and other counter-parties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including our financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

The success of our services depends in part on our customers’ online services as well as the Internet connections of visitors to websites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which has resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service. Our services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our customers or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant client relations problems.

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

We also rely on the security of our third party providers to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer our information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ personal information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions.

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

Failures or breaches in our services, those of our third party providers, or in the websites of our customers, including those resulting from security vulnerabilities, defects or errors, could harm our business.

While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as mobile computing, potentially increasing the risk that security failures will occur are increasing. Our products are inherently complex and may contain defects or errors that are detected only when the products are in use. Because our services are responsible for critical communication between our customers and consumers, security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.

Privacy concerns relating to the Internet could result in new legislation, negative public perception and/or user behavior that negatively affect our business.

We collect data from live online Internet user dialogues and enable our customers to capture and save information about their Internet user interactions. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our customers. The foregoing could have a material adverse effect our business, results of operations and financial condition.

In addition, privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our customers may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that strictly regulate the collection and use of personally identifiable information of Internet users. The United States has also adopted legislation which governs the collection and use of certain personal information, such as the Children’s Online Privacy Protection Act which directs the U.S. Federal Trade Commission to regulate the collection of data from children on commercial websites. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our customers’ ability to collect and use information about their interactions with their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

We may be liable if third parties misappropriate personal information belonging to our customers’ Internet users.

The dialogue transcripts of the text-based chats and email interactions between our customers and Internet users may include personal information, such as contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal information relating to our customers’ Internet users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal information. These claims could result in litigation, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. The need to physically secure and securely transmit confidential information online has been a significant barrier to e-commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms.

Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the U.S. and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.

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

We are subject to the risk of claims alleging infringement of third-party proprietary rights against us or against our customers for use of our products. Certain of our customer contracts contain indemnification obligations requiring us to indemnify our customers from certain claims arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

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

We face risks related to the technological capabilities of our services. We expect the number of interactions between our customers’ operators and Internet users over our system to increase significantly as we expand our client base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets. If future versions of our software contain undetected errors, our business could be harmed. If third-party content is flawed, our business could be harmed. As a result of major software upgrades at LivePerson, our client sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new Web hosting services. These problems, if not remedied, could harm our business.

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

The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.

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

We have a history of losses, we had an accumulated deficit of $88.1 million as of December 31, 2011 and we may incur losses in the future.

Although we achieved profitability in 2011, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2011.

We recorded a net loss of $23.8 million for the year ended December 31, 2008. As of December 31, 2011, our accumulated deficit was approximately $88.1 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.

As of December 31, 2011, we had $93.3 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

We cannot assure our stockholders that our current or future stock repurchase programs will enhance/has enhanced long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of March 1, 2012, approximately $6.4 million remained available for purchases under the program.

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

Our services typically appear under the LivePerson brand or as a LivePerson-branded icon on our customers’ websites. The customer service operators who respond to the inquiries of our customers’ Internet users are employees or agents of our customers; they are not our employees. The experts who respond to the inquiries of Internet users are independent consultants or agents of our customers; they are not our employees. As a result, we are not able to control the actions of these operators or experts. In addition, an Internet user may not know that the operator or expert is not a LivePerson employee. If an Internet user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Finally, we believe the success of our business services is aided by the prominent placement of the chat icon on a customer’s website, over which we also have no control.

Our products are complex, and errors, failures or “bugs” may be difficult to correct.

Our products are complex, integrating hardware, software and elements of a customers’ existing infrastructure. Despite quality assurance testing conducted prior to the release of our products our software may contain “bugs” that are difficult to detect and fix. Any such issues could interfere with the expected operation of a solution, which might negatively impact customer satisfaction, reduce sales opportunities or affect gross margins. Depending upon the size and scope of any such issue, remediation may have a negative impact on our business. Our inability to cure an application or product defect, should one occur, could result in the failure of an application or product line, damage to our reputation, litigation and/or product reengineering expenses. Our insurance may not cover or may be insufficient to cover expenses associated with such events.

Political, economic and military conditions in Israel could negatively impact our Israeli operations

Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2011, we had 290 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty in the region. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. In December 2008 and January 2009, Israel engaged in an armed conflict with Hamas, which involved civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent popular uprisings in various countries in the Middle East and northern Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries, as well as potentially affecting the global economy and marketplace through changes in oil and gas prices. In addition, Iran has publicly threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation may potentially escalate in the future to violent events which may negatively affect Israel. Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our ordinary shares. Further escalation of tensions or violence might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business. In addition, several Arab countries still restrict business with Israeli companies. Our operations in Israel could be adversely affected by restrictive laws or policies directed towards Israel and Israeli businesses.

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

To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. We also depend on Internet service providers that provide our customers and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our customers’ sites (including the LivePerson dialogue windows) in particular. If the infrastructure of the Internet does not effectively support the growth of the Internet, we may not maintain profitability and our business, results of operations and financial condition will suffer.

We are dependent on the continued growth and acceptance of the Internet as a medium for commerce, and the related expansion of the Internet infrastructure.

We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet as a medium for commerce. Convincing our customers to offer real-time sales, marketing and customer service technology may be difficult. The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

•	continued growth in the number of users;
•	concerns about transaction security or security problems such as “viruses” and “worms” or hackers;
•	concerns about cybersecurity attacks or the security of confidential information online;
•	continued development of the necessary technological infrastructure;
•	development of enabling technologies;
•	uncertain and increasing government regulation; and
•	the development of complementary services and products.

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

Shares of our common stock are currently traded on the Nasdaq Capital Market and the Tel Aviv Stock Exchange (“TASE”). Trading in our common stock on these markets takes place in different currencies (U.S. dollars on the Nasdaq and NIS on the TASE), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.

Our stockholders who each own greater than five percent of the outstanding common stock and our named executive officers and directors will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our named executive officers and directors, in the aggregate, and as of December 31, 2011, beneficially own approximately 41% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 18,500 square feet at our headquarters location in New York City, under a lease expiring in April 2020. In March 2012, we modified our existing lease for additional office space of approximately 18,500 also expiring in April 2020. We also lease approximately 4,500 square feet of office space in San Francisco under a lease expiring in October 2013.

Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 54,000 square feet, under leases expiring in December 2015.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 9,000 square feet, under a lease expiring in November 2015.

Our wholly-owned subsidiary, LivePerson (UK) Ltd. maintains offices in Reading, United Kingdom of approximately 1,000 square feet, under a lease expiring in May 2012.

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

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid. On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleges that we infringe one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement. We believe Lodsys’s claims are without merit. On October 25, 2011 the Court granted the parties’ joint motion to transfer the cases from Illinois to the Eastern District of Wisconsin, and all pending motions were withdrawn, including Lodsys’s pending motion to dismiss. On January 6, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, for a more definite statement. On January 27, 2012 we filed an amended complaint in the Wisconsin case. On February 10, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, to transfer or stay. On January 23, 2012, we moved to dismiss the Texas case in favor of the first-filed Wisconsin case. On February 9, 2012 Lodsys filed its opposition to the Cour motion, and we filed our reply on February 21, 2012. This motion is fully briefed.

On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers, as well as a declaratory judgment that those four patents are invalid.

Although we do not currently expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

From time to time, we are involved in other legal proceedings arising in the ordinary course of its business, which may arise from direct legal claims brought by or against us, or from claims brought against our customers for which we have a contractual indemnification obligation.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The principal United States market on which our common stock is traded is The Nasdaq Capital Market of The Nasdaq Stock Market under the symbol LPSN. Our shares of common stock are also traded on the Tel Aviv Stock Exchange.

The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The Nasdaq Capital Market:

	High	Low
Year ended December 31, 2011:
First Quarter	$12.67	$9.72
Second Quarter	$14.14	$10.46
Third Quarter	$14.71	$9.95
Fourth Quarter	$13.52	$9.22
Year ended December 31, 2010:
First Quarter	$8.13	$5.85
Second Quarter	$8.94	$5.99
Third Quarter	$8.77	$6.10
Fourth Quarter	$11.75	$8.47

Holders

As of February 28, 2012, there were approximately 186 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

The following table summarizes repurchases of our common stock under our stock repurchase program during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/2011 – 10/31/2011	—	$—	—	$6,365,000
11/1/2011 – 11/30/2011	—	—	—	6,365,000
12/1/2011 – 12/31/2011	—	—	—	6,365,000
Total	—	$—	—	$6,365,000

(1)	Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of March 1, 2012, approximately $6.4 million remained available for purchases under the program.

Stock Performance Graph

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Live Person, Inc., the S&P Smallcap 600 Index,
and the S&P Information Technology Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fisical year ending December 31.

Copyright 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Notes:

(1)	The graph covers the period from December 31, 2006 to December 31, 2011.
(2)	The graph assumes that $100 was invested at the market close on December 31, 2006 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2009, 2008 and 2007 and the related statements of operations for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of NuConomy in April 2010 and Kasamba in October 2007, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$133,089	$109,862	$87,490	$74,655	$52,228
Operating expenses:
Cost of revenue	33,195	29,640	21,076	20,307	13,534
Product development	20,222	15,711	12,111	12,899	9,032
Sales and marketing	38,884	32,835	27,355	26,124	16,124
General and administrative	21,044	17,077	13,417	13,042	9,208
Amortization of intangibles	109	259	745	1,407	1,116
Goodwill impairment	—	—	—	23,501	—
Total operating expenses	113,454	95,522	74,704	97,280	49,014
Income (loss) from operations	19,635	14,340	12,786	(22,625)	3,214
Other (expense) income:
Financial (expense)	(548)	(106)	(80)	(376)	(18)
Interest income	63	99	94	329	914
Total other (expense) income, net	(485)	(7)	14	(47)	896
Income (loss) before (provision for) benefit from income taxes	19,150	14,333	12,800	(22,672)	4,110
(Provision for) benefit from income taxes(1)	(7,112)	(5,074)	(5,037)	(1,165)	1,711
Net income (loss) attributable to common stockholders	$12,038	$9,259	$7,763	$(23,837)	$5,821
Basic net income (loss) per common share	$0.23	$0.18	$0.16	$(0.50)	$0.13
Diluted net income (loss) per common share	$0.22	$0.18	$0.16	$(0.50)	$0.12
Weighted average shares outstanding used in basic net income (loss) per common share calculation	52,876,999	50,721,880	47,962,688	47,428,251	43,696,378
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	55,008,742	52,907,541	49,008,440	47,428,251	46,814,080

(1)	For the year ended December 31, 2007, the benefit from income taxes is related to the release of the Company’s valuation allowance against deferred tax assets.

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,278	$61,336	$45,572	$25,500	$26,222
Working capital	96,354	61,600	39,996	19,924	17,641
Total assets	166,051	131,143	104,281	81,948	102,488
Total stockholders’ equity	137,698	104,643	81,137	63,583	84,712

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

Overview

LivePerson provides online engagement solutions that facilitate real-time assistance and expert advice. We are organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking help on the Web. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise sales agents, and we have recently established a midmarket sales group focused on adding new customers that are larger than our typical SMB customers, but smaller than our typical enterprise customers. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.
•	Introducing New Products and Capabilities. We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.
•	Creating and Supporting an Open Development Platform. We have recently introduced an open development platform capability, supported by a community of developers and developer tools that enable third-party developers to create and deliver new applications that leverage our existing customer base and proactive engagement technology. By creating and supporting this platform, we expect to enable both independent developers and research and development personnel within our customer base to accelerate their product development and innovation, and to expand the value and usage of our current and future products and capabilities.

•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

Financial Overview for the Three and Twelve Months Ended December 31, 2011

Financial overview of the three and twelve months ended December 31, 2011 compared to the comparable periods in 2010 are as follows:

•	Revenue increased 22% and 21% to $36.5 million and $133.1 million in the three and twelve months ended December 31, 2011, respectively from $29.9 million and $109.9 million in the comparable periods in 2010.
•	Gross profit margin increased to 78% and 75% in the three and twelve months ended December 31, 2011 from 72% and 73% in the in the comparable periods in 2010.
•	Operating expenses increased 18% and 19% to $30.4 million and $113.5 million in the three and twelve months ended December 31, 2011, respectively from $25.8 million and $95.5 million in the comparable periods in 2010.
•	We incurred financial expense of $132,000 and $548,000 in the three and twelve months ended December 31, 2011, respectively from $59,000 and $106,000 in the comparable periods in 2010.
•	Net income increased 41% to $3.9 million in the three months ended December 31, 2011 from net income of $2.7 million for the three months ended December 31, 2010. Net income increased 30% to $12.0 million in the twelve months ended December 31, 2011 from net income of $9.3 million for the twelve months ended December 31, 2010.

Critical Accounting Policies and Estimates

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because we provide our application as a service, we follow the provisions of ASC 605-10-S99, “Revenue Recognition” and ASC 605-25, “Revenue Recognition with Multiple-Element Arrangements.” We charge a monthly fee, which varies by type of service, the level of customer usage and website traffic, and in some cases, the number of orders placed via our online engagement solutions.

For certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and our fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance (“PFP”) arrangements, we recognize revenue net of the labor provider’s fee in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the call center labor vendor is the primary obligor with respect to the labor services provided. Additionally, we perform as an agent without risk of loss for collection and do not bear inventory risk with respect to the outsourced labor services. Finally, we do not provide any part of the labor services, have no latitude in establishing prices for the labor services and generally do not have discretion in selecting the vendor.

The majority of our larger customers also pay a professional services fee related to implementation. We defer these implementation fees and associated direct costs and recognize them ratably over the expected term of the client relationship upon commencement of the hosting services. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

As of December 31, 2011, there was approximately $26.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Accounts Receivable

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers; we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2011, 2010 and 2009. One customer accounted for approximately 18% and 22% of accounts receivable at December 31, 2011 and 2010, respectively. We increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Goodwill

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

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

Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires our management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a customer relationship, accruals and other factors. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply this amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU No. 2011-11 relates specifically to disclosures, it will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles — Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We elected early adoption of this update and it had no impact on our consolidated financial statements.

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

Revenue

The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. We charge a monthly fee, which varies by service and customer usage. The majority of our larger customers also pay a professional services fee related to implementation. A large proportion of our revenue from new customers comes from large corporations. These companies typically have more significant implementation requirements and more stringent data security standards. Such customers also have more sophisticated data analysis and performance reporting requirements, and are likely to engage our professional services organization to provide such analysis and reporting on a recurring basis.

Revenue from our Business segment accounted for 89% of total revenue for the year ended December 31, 2011. Revenue from our Business segment accounted for 87% and 86% of total revenue for the years ended December 31, 2010 and 2009, respectively. Revenue attributable to our monthly hosted Business services accounted for 94% of total Business revenue for the year ended December 31, 2011. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the year ended December 31, 2010. Revenue attributable to our monthly hosted Business services accounted for 96%

of total Business revenue for the year ended December 31, 2009. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 11% of total revenue for the year ended December 31, 2011. Revenue generated from online transactions between Experts and Users accounted for approximately 13% and 14% of total revenue for the years ended December 31, 2010 and 2009, respectively.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

Operating Expenses

Our cost of revenue consists of:

•	compensation costs relating to employees who provide customer support and implementation services to our customers;
•	compensation costs relating to our network support staff;
•	depreciation of certain hardware and software;
•	allocated occupancy costs and related overhead;
•	the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity;
•	the credit card fees and related payment processing costs associated with the consumer and SMB services; and
•	amortization of certain intangibles.

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

During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2011, 2010 and 2009 consist of:

	2011	2010	2009
	(In Thousands)
Stock-based compensation expense related to ASC 718-10	$6,771	$5,142	$4,726
Total	$6,771	$5,142	$4,726

Results of Operations

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenue — Business.  Revenue increased by 24% to $118.6 million for the year ended December 31, 2011, from $95.7 million for the year ended December 31, 2010. This increase is primarily attributable to revenue from new customers in the amount of approximately $11.3 million and, to a lesser extent, to revenue from existing customers who increased their use of our services in the amount of approximately $9.4 million, net of cancellations, as well as an increase in professional services revenue of approximately $2.2 million. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expanding business and revenue from existing customers.

Revenue — Consumer.  Revenue increased by 2% to $14.5 million for the year ended December 31, 2011, from $14.2 million for the year ended December 31, 2010. This increase is primarily attributable to an increase in gross revenue as a result of higher rates charged by experts, partially offset by a decrease in minutes. In addition, net revenue also increased due to an increase in the fees we charge experts.

Cost of Revenue — Business.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 15% to $29.8 million in 2011, from $25.9 million in 2010. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $2.6 million and an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.2 million as a result of increased revenue.

Cost of Revenue — Consumer.  Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 10% to $3.4 million in 2011, from $3.8 million in 2010. This decrease is primarily attributable to the intangible assets related to the Kasamba acquisition that was fully amortized as of September 30, 2011.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead. Product development costs increased by 29% to $20.2 million in 2011, from $15.7 million in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $4.5 million as a result of our increased efforts to expand our product offerings. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing — Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 25% to $32.7 million in 2011, from $26.2 million in 2010. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $4.6 million, an increase in advertising, public relations and trade show exhibit expenses of approximately $1.2 million, and an increase in allocated occupancy costs and related overhead in the amount of approximately $593,000. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.  Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 7% to $6.2 million in 2011, from $6.7 million in 2010. This decrease is primarily attributable to a decrease in compensation and related costs and allocated overhead for additional and existing marketing personnel in the amount of approximately $554,000.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses. General and administrative expenses increased by 23% to $21.0 million in 2011, from $17.1 million in 2010. This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $2.3 million and increases in legal and other professional, depreciation, rent and telephone expenses in the amounts of $1.0 million, $125,000, $84,000 and $82,000, respectively.

Amortization of Intangibles.  Amortization expense was $109,000 for the year ended December 31, 2011 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and to the purchases of patents in August 2009. Amortization expense was $259,000 for the year ended December 31, 2010 and relates primarily to acquisition costs recorded as a result of our acquisition of Kasamba in October 2007. This decrease is attributable to the fact that the intangible assets related to the Kasamba acquisition were fully amortized in 2010. Additional amortization expense in the amount of $920,000 and $1.2 million is included in cost of revenue for the years ended December 31, 2011 and 2010, respectively. Amortization expense is expected to be approximately $306,000 in the year ended December 31, 2012.

Other (Expense) Income.  Financial expense was $548,000 and $106,000 in the twelve months ended December 31, 2011 and 2010, respectively. Financial expense is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $63,000 and $99,000 in the twelve months ended December 31, 2011 and 2010 respectively, and consists of interest earned on cash and cash equivalents. This decrease is primarily attributable to decrease in short term interest rates partially offset by increases in cash and cash equivalents.

Provision for Income Taxes.  For the year ended December 31, 2011, our effective tax rate was 37.1% resulting in a provision for income taxes of $7.1 million. For the year ended December 31, 2010, our effective tax rate was 35.4% resulting in a provision for income taxes of $5.1 million in 2010. The increase in effective tax rate is primarily due to a decrease in deductible expenses resulting from disqualifying dispositions from the exercise of incentive stock options in the year ended December 31, 2011.

Net Income.  We had net income of $12.0 million in 2011 compared to net income of $9.3 million in 2010. Revenue increased $23.2 million while operating expenses increased by $17.9 million, contributing to a net increase in income from operations of $5.3 million.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenue — Business.  Revenue increased by 27% to $95.7 million for the year ended December 31, 2010, from $75.6 million for the year ended December 31, 2009. This increase is primarily attributable to revenue from new customers in the amount of approximately $12.0 million and, to a lesser extent, to revenue from existing customers who increased their use of our services in the amount of approximately $6.9 million, net of cancellations, partially offset by a decrease in professional services revenue of approximately $1.2 million. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.

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

Cost of Revenue — Business.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 48% to $25.9 million in 2010, from $17.5 million in 2009. This increase in expense is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $4.1 million as a result of increased revenue and an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $4.1 million. The increase in cost of revenue in excess of revenue growth was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage has increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.

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

Sales and Marketing — Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 29% to $26.2 million in 2010, from $20.4 million in 2009. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $4.9 million, an increase in allocated occupancy costs and related overhead in the amount of approximately$478,000 and an increase in advertising, public relations and trade show exhibit expenses of approximately $457,000. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

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

Liquidity and Capital Resources

As of December 31, 2011, we had approximately $93.3 million in cash and cash equivalents, an increase of approximately $31.9 million from December 31, 2010. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the purchases of fixed assets for our collocation facility and to the build-out of new office space in New York and Israel. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $25.1 million in the year ended December 31, 2011 and consisted of net income, non-cash expenses related to ASC-718-10, amortization of intangibles and depreciation and increases in deferred revenue, accounts payable and accrued expenses, deferred income taxes and a decrease in prepaid expenses, partially offset by an increase in accounts receivable. Net cash provided by operating activities was $15.5 million in the year ended December 31, 2010 and consisted of net income, non-cash expenses related to ASC-718-10, amortization of intangibles and depreciation and increases in deferred revenue, accounts payable and accrued expenses, deferred income taxes, partially offset by an increase in accounts receivable, prepaid expenses and other current assets.

Net cash used in investing activities was $7.3 million in the year ended December 31, 2011 and was due primarily to build-out of new office space in New York and Israel and to a lesser extent, to purchases of fixed assets for our collocation facilities. Net cash used in investing activities was $8.9 million in the year ended December 31, 2010 and was due primarily to purchase of fixed assets for our collocation facilities.

Net cash provided by financing activities was $14.3 million in the year ended December 31, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options. Net cash provided by financing activities was $9.2 million in the year ended December 31, 2010 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options, partially offset by the repurchase of common stock.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2011, we had an accumulated deficit of approximately $88.1 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.

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

Contractual Obligations and Commitments

We do not have any special purposes entities, and other than operating leases, which are described below. We do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2011 and 2010 was approximately $6.6 million and $6.4 million, respectively.

As of December 31, 2011, our principal commitments were approximately $19.1 million under various operating leases, of which approximately $7.1 million is due in 2012. We currently expect that our principal commitments for the year ending December 31, 2012 will not exceed $8.0 million in the aggregate.

Our contractual obligations at December 31, 2011 are summarized as follows:

	Payments Due by Period
	(In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$19,096	$7,126	$9,398	$1,752	$820
Total	$19,096	$7,126	$9,398	$1,752	$820

Capital Expenditures

During 2007, we began to build a collocation facility in the eastern U.S. to host the Business and Consumer services. During 2010, the Company began to build additional collocation facilities in Europe to host the LivePerson and Consumer services. Through December 31, 2011, we spent approximately $21.4 million for servers, network components and related hardware and software. Though we expect to incur additional costs in 2012 related to the continued build-out of our collocation facilities and similar backup facilities to support disaster recovery capabilities in the U.S and U.K, our total capital expenditures are not currently expected to exceed $10.0 million in 2012. We anticipate that our current cash and cash equivalents from operations will be sufficient to complete the build-out.

Indemnifications

We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2011, the U.S dollar appreciated approximately 8% as compared to the NIS. This fluctuation decreased the value of our NIS deposits which caused a non-cash re-measurement charge in the amount of $548,000. For the year ended December 31, 2011, expenses generated by our Israeli operations totaled approximately $37.8 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2011, we increased our allowance for doubtful accounts $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2010, we increased our allowance for doubtful accounts by $166,000 to approximately $561,000, principally due to an increase in accounts receivable as a result of increased sales. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 13, 2012

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$93,278	$61,336
Accounts receivable, net of allowance for doubtful accounts of $688 and $561, in 2011 and 2010, respectively	20,999	16,491
Prepaid expenses and other current assets	5,390	6,341
Deferred tax assets, net	2,342	1,529
Total current assets	122,009	85,697
Property and equipment, net	13,879	12,762
Intangibles, net	1,095	2,124
Goodwill	24,090	24,015
Deferred tax assets, net	2,829	3,876
Deferred implementation costs, net of current	247	164
Security deposits	356	499
Other assets	1,546	2,006
Total assets	$166,051	$131,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,258	$6,416
Accrued expenses	12,019	12,111
Deferred revenue	5,378	5,570
Total current liabilities	25,655	24,097
Deferred revenue, net of current	1,152	513
Other liabilities	1,546	1,890
Total liabilities	28,353	26,500
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 54,090,344 shares issued and outstanding at December 31, 2011; 51,753,842 shares issued and outstanding at December 31, 2010	54	52
Additional paid-in capital	226,113	205,063
Accumulated deficit	(88,135)	(100,173)
Accumulated other comprehensive loss	(334)	(299)
Total stockholders’ equity	137,698	104,643
Total liabilities and stockholders’ equity	$166,051	$131,143

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$133,089	$109,862	$87,490
Operating expenses:
Cost of revenue	33,195	29,640	21,076
Product development	20,222	15,711	12,111
Sales and marketing	38,884	32,835	27,355
General and administrative	21,044	17,077	13,417
Amortization of intangibles	109	259	745
Total operating expenses	113,454	95,522	74,704
Income from operations	19,635	14,340	12,786
Other (expense) income:
Financial expense	(548)	(106)	(80)
Interest income	63	99	94
Total other (expense) income, net	(485)	(7)	14
Income before provision for income taxes	19,150	14,333	12,800
Provision for income taxes	7,112	5,074	5,037
Net income	12,038	9,259	7,763
Basic net income per common share	$0.23	$0.18	$0.16
Diluted net income per common share	$0.22	$0.18	$0.16
Weighted average shares outstanding used in basic net income per common share calculation	52,876,999	50,721,880	47,962,688
Weighted average shares outstanding used in diluted net income per common share calculation	55,008,742	52,907,541	49,008,440

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$12,038	$9,259	$7,763
Foreign currency translation adjustment	(35)	(127)	(34)
Comprehensive income	$12,003	$9,132	$7,729

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2008	47,357,017	$47	$180,869	$(117,195)	$(138)	$63,583
Repurchase of common stock	(16,223)	—	(28)	—	—	(28)
Common stock issued upon exercise of stock options	2,094,888	2	4,189	—	—	4,191
Stock-based compensation	—	—	4,726	—	—	4,726
Tax benefit from exercise of employee stock options	—	—	936	—	—	936
Net Income	—	—	—	7,763	—	7,763
Other comprehensive loss	—	—	—	—	(34)	(34)
Balance at December 31, 2009	49,435,682	49	190,692	(109,432)	(172)	81,137
Repurchase of common stock	(534,496)	—	(3,649)	—	—	(3,649)
Common stock issued upon exercise of stock options	2,843,547	3	11,407	—	—	11,410
Stock-based compensation	—	—	5,142	—	—	5,142
Common stock issued under Employee Stock Purchase Plan	9,109	—	74	—	—	74
Tax benefit from exercise of employee stock options	—	—	1,397	—	—	1,397
Net income	—	—	—	9,259	—	9,259
Other comprehensive loss	—	—	—	—	(127)	(127)
Balance at December 31, 2010	51,753,842	52	205,063	(100,173)	(299)	104,643
Common stock issued upon exercise of stock options	2,278,451	2	9,706	—	—	9,708
Stock-based compensation	—	—	6,771	—	—	6,771
Common stock issued under Employee Stock Purchase Plan	58,051	—	572	—	—	572
Tax benefit from exercise of employee stock options	—	—	4,001	—	—	4,001
Net income	—	—	—	12,038	—	12,038
Other comprehensive loss	—	—	—	—	(35)	(35)
Balance at December 31, 2011	54,090,344	$54	$226,113	$(88,135)	$(334)	$137,698

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$12,038	$9,259	$7,763
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,771	5,142	4,726
Depreciation	6,563	5,791	3,347
Amortization of intangibles	1,029	1,486	1,973
Provision for doubtful accounts, net	290	166	68
Deferred income taxes	229	832	2,865
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,798)	(6,391)	(2,760)
Prepaid expenses and other current assets	665	(2,687)	(1,948)
Deferred implementation costs	(84)	(28)	12
Security deposits	146	(174)	23
Other assets	116	—	(116)
Accounts payable	1,451	45	1,836
Accrued expenses	211	1,224	2,367
Deferred revenue	447	884	866
Net cash provided by operating activities	25,074	15,549	21,022
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(7,268)	(8,002)	(5,442)
Acquisition of NuConomy, net of cash acquired	—	(789)	—
Acquisition of Proficient	(75)	(95)	(98)
Acquisition of patents	—	—	(475)
Net cash used in investing activities	(7,343)	(8,886)	(6,015)
Cash flows from financing activities:
Repurchase of common stock	—	(3,649)	(28)
Excess tax benefit from the exercise of employee stock options and warrants	4,001	1,397	936
Proceeds from issuance of common stock in connection with the exercise of options and warrants	10,280	11,484	4,191
Net cash provided by financing activities	14,281	9,232	5,099
Effect of foreign exchange rate changes on cash and cash equivalents	(70)	(131)	(34)
Net increase in cash and cash equivalents	31,942	15,764	20,072
Cash and cash equivalents at the beginning of the year	61,336	45,572	25,500
Cash and cash equivalents at the end of the year	$93,278	$61,336	$45,572

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

Supplemental disclosure of non-cash investing and financing activities:

Cash flows from investing activities for the years ended December 31, 2011, 2010 and 2009 do not include the purchases of approximately $1,631, $1,259 and $259, respectively of capitalized equipment related to the Company’s collocation facilities because the corresponding invoices are included in accounts payable for the corresponding year end period, and therefore did not have an impact on cash flows.

During the years ended December 31, 2011, 2010 and 2009, total net cash paid for income taxes were $2,579, $3,800 and $2,000, respectively.

During the year ended December 31, 2009, the Company settled a pre-acquisition contingency related to the Kasamba acquisition resulting in a decrease in accrued expenses in the amount of $566.

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

The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk, and online sales support are located in Israel. The Company also maintains sales and professional services offices in Atlanta, London, San Francisco and Melbourne.

(b) Principles of Consolidation

The consolidated financial statements reflect the operations of LivePerson and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable, the expected term of a customer relationship, and accruals. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value.

(e) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2011, 2010 and 2009 was $6,563, $5,791, and $3,347, respectively.

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

(h) Revenue Recognition

The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of FASB ASC 605-10-S99, “Revenue Recognition” and ASC 605-25, “Revenue Recognition with Multiple-Element Arrangements.” The Company charges a monthly fee, which varies by type of service, the level of customer usage and website traffic, and in some cases, the number of orders placed via the Company’s online engagement solutions.

For certain of the Company’s larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Pay for Performance (“PFP”) arrangements, the Company recognizes revenue net of the labor provider’s fee in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the call center labor vendor is the primary obligor with respect to the labor services provided. Additionally, the Company performs as an agent without risk of loss for collection and does not bear inventory risk with respect to the outsourced labor services. Finally, the Company does not provide any part of the labor services, has no latitude in establishing prices for the labor services and generally does not have discretion in selecting the vendor.

The majority of the Company’s larger customers also pay a professional services fee related to implementation. The Company defers these implementation fees and associated direct costs and recognizes them ratably over the expected term of the customer relationship upon commencement of the hosting services. The Company may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance in accordance with FASB Accounting Standards Update 2009-13. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over a period of 48 months, representing the Company’s current estimate of the term of the customer relationship.

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

(j) Advertising Costs

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $6,310 $6,132, and $6,098 for the years ended December 31, 2011, 2010 and 2009, respectively.

(k) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2011 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2011, 2010 or 2009. One customer accounted for approximately 18% and 22% of accounts receivable at December 31, 2011 and 2010, respectively.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statement of Income for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Cost of revenue	$1,023	$866	$790
Product development expense	1,703	1,329	1,402
Sales and marketing expense	1,668	1,371	1,337
General and administrative expense	2,377	1,576	1,197
Total stock based compensation included in operating expenses	$6,771	$5,142	$4,726

The per share weighted average fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $6.47, $3.89 and $1.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.9% – 3.7%	2.6% – 3.8%	2.8% – 3.9
Expected life (in years)	5.0	5.0	5.0
Historical volatility	60.1% – 61.5%	60.3% – 61.9%	61.3% – 68.2%

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

Diluted net income per common share for the year ended December 31, 2011 includes the effect of options to purchase 5,235,305 shares of common stock with a weighted average exercise price of $4.94. Diluted net income per common share for the year ended December 31, 2011 does not include the effect of options to purchase 3,608,110 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2010 includes the effect of options to purchase 5,294,867 shares of common stock with a weighted average exercise price of $3.61. Diluted net income per common share for the year ended December 31, 2010 does not include the effect of options to purchase 3,524,395 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2009 includes the effect of options to purchase 3,358,569 shares of common stock with a weighted average exercise price of $2.04. Diluted net income per common share for the year ended December 31, 2009 does not include the effect of options to purchase 5,353,242 shares of common stock as the effect of their inclusion is anti-dilutive.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2011	2010	2009
Basic	52,876,999	50,721,880	47,962,688
Effect of assumed exercised options	2,131,743	2,185,661	1,045,752
Diluted	55,008,742	52,907,541	49,008,440

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Summarized financial information by segment for the year ended December 31, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$111,934	$—	$111,934	$—
Hosted services – Consumer	14,522	—	—	14,522
Professional services	6,633	—	6,633	—
Total revenue	133,089	—	118,567	14,522
Cost of revenue	33,195	—	29,793	3,402
Sales and marketing	38,884	—	32,690	6,194
Amortization of intangibles	109	—	109	—
Unallocated corporate expenses	41,266	41,266	—	—
Operating income (loss)	$19,635	$(41,266)	$55,975	$4,926

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Revenues attributable to domestic and foreign operations follows:

	December 31,
	2011	2010	2009
United States	$101,519	$84,725	$67,244
United Kingdom	18,250	14,110	9,650
Other Countries	13,320	11,027	10,596
Total revenue	$133,089	$109,862	$87,490

Long-lived assets by geographic region follows:

	December 31,
	2011	2010
United States	$28,626	$29,319
Israel	13,167	13,736
United Kingdom	2,249	2,391
Total long-lived assets	$44,042	$45,446

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

(p) Computer Software

The Company follows the provisions of ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” ASC 350-40 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $1,086 as of December 31, 2011 and $536 as of December 31, 2010. Software costs are included in “Property and equipment, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally three years.

(q) Goodwill and Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) then it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. ASC 350-10 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.”

(r) Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability on the Company’s balance sheet.

(s) Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The translation adjustment of $35, $127 and $34 for the years ended December 31, 2011, 2010 and 2009, respectively, is related to the Company’s wholly-owned United Kingdom subsidiary. The functional currency of the Company’s wholly-owned Israeli subsidiaries is the U.S. dollar.

(t) Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply this amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU No. 2011-11 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its consolidated financial statements.

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

(u) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, security deposits and accounts payable carrying amounts approximate fair value because of the short maturity of these instruments.

(v) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments	75	75	—
Balance as of December 31, 2011	$24,090	$16,066	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2009	$23,920	$15,896	$8,024
Adjustments to goodwill:
Contingent earnout payments	95	95	—
Balance as of December 31, 2010	$24,015	$15,991	$8,024

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Intangible assets are summarized as follows (see Note 2):

Acquired Intangible Assets

	As of December 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,474
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	105
Other	235	3.0 years	235
Total	$10,349		$9,254

	As of December 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$4,489
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	61
Other	235	3.0 years	235
Total	$10,349		$8,225

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1,029, $1,486 and $1,973 for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $306 in 2012, $306 in 2013, $240 in 2014, $43 in 2015, $43 in 2016 and $157 thereafter.

(2) Acquisitions

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services customers and provided an innovative product marketing team. During the twelve months ended December 31, 2011, 2010 and 2009, the Company incurred additional costs related to the earn-out litigation in the amount of $75, $95, $98, respectively, resulting in an increase in goodwill. See “Legal Proceedings” and Note 9 of our consolidated financial statements for additional information regarding the Proficient litigation.

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

(3) Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2011	2010
Computer equipment and software	$30,182	$25,002
Furniture, equipment and building improvements	4,356	1,856
	34,538	26,858
Less accumulated depreciation	20,659	14,096
Total	$13,879	$12,762

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(3) Balance Sheet Components  – (continued)

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Payroll and other employee related costs	$6,435	$6,973
Professional services, consulting and other vendor fees	4,686	4,211
Sales commissions	446	565
Other	452	362
Total	$12,019	$12,111

(4) Capitalization

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10,000. As of December 31, 2010, the Company had repurchased 534,496 shares of its common stock for an aggregate cost of approximately $3,600. No shares were repurchased under this program during 2011.

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of December 31, 2011, approximately 12,810,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2011). As of December 31, 2011, there was approximately $26,491 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2011, approximately 933,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2011).

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(5) Stock Options and Employee Stock Purchase Plan  – (continued)

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2008	9,939,045	$3.67
Options granted	1,960,500	2.66
Options exercised	(2,094,888)	2.06
Options cancelled	(1,092,849)	3.65
Options outstanding at December 31, 2009	8,711,808	3.82
Options granted	3,809,380	7.13
Options exercised	(2,843,547)	4.10
Options cancelled	(860,881)	5.09
Options outstanding at December 31, 2010	8,816,760	5.04
Options granted	3,642,600	12.24
Options exercised	(2,278,451)	4.28
Options cancelled	(1,337,496)	7.03
Options outstanding at December 31, 2011	8,843,413	$7.91
Options exercisable at December 31, 2009	4,463,915	$4.03
Options exercisable at December 31, 2010	3,097,748	$3.93
Options exercisable at December 31, 2011	2,805,399	$4.63

The total value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $17,174, $11,050 and $6,204, respectively. The total intrinsic value of options exercisable at December 31, 2011, 2010 and 2009 was approximately $21,890, $22,491 and $12,799, respectively. The total intrinsic value of nonvested options at December 31, 2011, 2010 and 2009 was approximately $19,839, $32,420 and $14,318, respectively. The total intrinsic value of all outstanding options at December 31, 2011, 2010 and 2009 was approximately $41,729, $54,911 and $27,117, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2009, and changes during the years ended December 31, 2010 and 2011 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2010	4,247,893	$2.13
Granted	3,809,380	3.89
Vested	(1,521,951)	2.41
Cancelled	(816,310)	2.83
Nonvested Shares at December 31, 2010	5,719,012	$3.13

Nonvested Shares at January 1, 2011	5,719,012	$3.13
Granted	3,642,600	6.47
Vested	(1,967,639)	3.00
Cancelled	(1,355,959)	3.83
Nonvested Shares at December 31, 2011	6,038,014	$5.04

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(6) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Balance at End of Period
For the year ended December 31, 2011 Allowance for doubtful accounts	$561	$290	$(163)	$688
For the year ended December 31, 2010 Allowance for doubtful accounts	$395	$166	$—	$561
For the year ended December 31, 2009 Allowance for doubtful accounts	$340	$68	$(13)	$395

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2011, the Company had approximately $7,279 of federal NOL carryforwards available to offset future taxable income. Included in this amount is $6,124 of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.

The domestic and foreign components of income before provision for income taxes consist of the following:

	Year Ended December 31,
	2011	2010	2009
United States	$16,495	$12,478	$10,972
Foreign	2,655	1,855	1,828
	$19,150	$14,333	$12,800

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2011.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current income taxes:
U.S. Federal	$5,839	$3,554	$1,418
State and local	600	473	516
Foreign	444	215	238
Total current income taxes	6,883	4,242	2,172
Deferred income taxes:
U.S. Federal	232	694	2,719
State and local	(38)	(60)	21
Foreign	35	198	125
Total deferred income taxes	229	832	2,865
Total income taxes	$7,112	$5,074	$5,037

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Federal Statutory Rate	34.48%	34.30%	34.00%
State taxes, net of federal benefit	2.56%	2.27%	2.80%
Non-deductible expenses – ISO	0.47%	(0.88)%	2.19%
Non-deductible expenses – Other	0.51%	0.43%	0.26%
Foreign taxes	(0.13)%	(0.08)%	(0.44)%
Other	(0.76)%	(0.64)%	0.54%
Total provision	37.13%	35.40%	39.35%

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$2,504	$2,720
Accounts payable and accrued expenses	424	317
Non-cash compensation	2,582	2,177
Goodwill and intangibles amortization	1,462	1,632
Allowance for doubtful accounts	260	208
Net deferred tax assets	7,232	7,054
Deferred tax liabilities:
Plant and equipment	(2,061)	(1,443)
Intangibles related to the Kasamba acquisition	—	(206)
Total deferred tax liabilities	(2,061)	(1,649)
Net deferred assets	$5,171	$5,405

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(8) Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $6,615, $6,428 and $4,855, respectively.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2012	$7,126
2013	4,427
2014	2,766
2015	2,205
2016	570
Thereafter	2,002
Total minimum lease payments	$19,096

Capital Expenditures

During 2007, the Company began to build a collocation facility in the eastern U.S. to host the LivePerson and Consumer services. During 2010, the Company began to build additional collocation facilities in Europe to host the LivePerson and Consumer services. Through December 31, 2011, the Company spent approximately $21,350 for servers, network components and related hardware and software. This amount is included in “Assets — Property and equipment, net” on our December 31, 2011 balance sheet. Though the Company expects to incur additional costs in 2012 related to the continued build-out of our collocation facilities and similar backup facilities to support disaster recovery capabilities in the U.S. and U.K., its total capital expenditures are not currently expected to exceed $10,000 in 2012. The Company anticipates that our current cash and cash equivalents and cash from operations will be sufficient to complete the build-out.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $545 and $436 of employer matching contributions for the years ended December 31, 2011 and 2010, respectively.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2011.

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

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid. On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleges that the Company infringes one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement. The Company believes Lodsys’s claims are without merit. On October 25, 2011 the Court granted the parties’ joint motion to transfer the cases from Illinois to the Eastern District of Wisconsin, and all pending motions were withdrawn, including Lodsys’s pending motion to dismiss. On January 6, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, for a more definite statement. On January 27, 2012 the Company filed an amended complaint in the Wisconsin case. On February 10, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, to transfer or stay. On January 23, 2012, the Company moved to dismiss the Texas case in favor of the first-filed Wisconsin case. On February 9, 2012 Lodsys filed its opposition to the Company’s motion, and the Company filed its reply on February 21, 2012. This motion is fully briefed.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(9) Legal Matters  – (continued)

On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers, as well as a declaratory judgment that those four patents are invalid.

Although the Company currently does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, which may arise from direct legal claims brought by or against the Company, or from claims brought against the Company’s customers for which the Company has a contractual indemnification obligation.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2011. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Revenue	$36,509	$34,347	$31,851	$30,382	$29,935	$28,221	$26,398	$25,308
Operating expenses:
Cost of revenue	8,047	8,368	8,685	8,095	8,235	7,595	7,178	6,632
Product development	5,563	5,266	5,016	4,377	4,257	3,940	3,908	3,606
Sales and marketing	10,738	9,907	9,379	8,860	8,404	8,289	8,452	7,690
General and administrative	6,009	5,689	5,386	3,960	4,932	4,178	4,175	3,792
Amortization of intangibles	76	11	11	11	10	83	83	83
Total operating expenses	30,433	29,241	28,477	25,303	25,838	24,085	23,796	21,803
Income from operations	6,076	5,106	3,374	5,079	4,097	4,136	2,602	3,505
Other (expense) income:
Financial (expense) income	(132)	(780)	208	156	(59)	43	(41)	(49)
Interest income	15	18	16	14	16	30	30	23
Total other (expense) income, net	(117)	(762)	224	170	(43)	73	(11)	(26)
Income before provision for income taxes	5,959	4,344	3,598	5,249	4,054	4,209	2,591	3,479
Provision for income taxes	2,083	1,609	1,402	2,018	1,312	1,444	975	1,343
Net income	$3,876	$2,735	$2,196	$3,231	$2,742	$2,765	$1,616	$2,136
Basic net income per common share	$0.07	$0.05	$0.04	$0.06	$0.05	$0.05	$0.03	$0.04
Diluted net income per common share	$0.07	$0.05	$0.04	$0.06	$0.05	$0.05	$0.03	$0.04
Weighted average shares outstanding used in basic net income per common share calculation	53,563,396	53,109,824	52,735,556	52,080,363	51,133,917	50,976,468	50,921,609	49,838,491
Weighted average shares outstanding used in diluted net income per common share calculation	55,756,350	55,736,089	55,553,247	54,805,222	53,831,339	53,302,655	53,416,706	52,193,862

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LivePerson, Inc.
New York, NY

We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc.’s as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 13, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned to “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2011 Annual Meeting of Stockholders.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, who is our principal executive officer, and other senior financial officers. Our Code of Ethics is available at: www.liveperson.com under “Investor Relations / Corporate Governance.” The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The Company will post on this website any amendments to our Code of Ethics.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2011:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2) (c)
Equity compensation plans approved by stockholders(1)	8,843,413	$7.91	3,966,822
Equity compensation plans not approved by stockholders	—	—	—
Total	8,843,413	$7.91	3,966,822

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.
(2)	Excludes securities reflected in column (a). Also see Note 5 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2012.

LIVEPERSON, INC.
By: /s/ Robert P. LoCascio Name: Robert P. LoCascio Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2012.

Signature	Title(s)
/s/ Robert P. LoCascio Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Daniel R. Murphy Daniel R. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Peter Block Peter Block	Director
/s/ Kevin C. Lavan Kevin C. Lavan	Director
/s/ David Vaskevitch David Vaskevitch	Director
/s/ William G. Wesemann William G. Wesemann	Director

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))
3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)
4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))
4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)
10.1*	2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009) and Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011)
10.2*	LivePerson, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the LivePerson’s Registration Statement on Form S-8 filed on August 19, 2010)
10.3*	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registration No. 333-96689)
10.4(a)*	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)
10.4(b)*	Modification to Employment Agreement between LivePerson and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to Exhibit 10.2.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)
10.4(c)*	Separation Agreement and General Release between LivePerson and Timothy E. Bixby, dated as of November 2, 2010 (incorporated by reference to Exhibit 10.4(c) to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed March 15, 2011)
10.5*	Agreement between LivePerson and Dan Murphy, dated as of March 27, 2011
10.6*	Form of Indemnification Agreement entered into with Executive Officers and Directors of LivePerson
10.7*	Agreement between LivePerson and Eli Campo, dated as of December 22, 2006
10.8*	Agreement between LivePerson and Monica L. Greenberg, dated as of October 25, 2006
10.9*	Agreement between LivePerson and Michael Kovach, dated as of November 6, 2009
21.1	Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.