Form 10-Q
period 2012-03-31
LIVEPERSON INC
filed 2012-05-09
CIK 1102993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

or

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

On May 4, 2012, 55,028,970 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.

MARCH 31, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$107,889	$93,278
Accounts receivable, net of allowance for doubtful accounts of $708 and $688 as of March 31, 2012 and December 31, 2011, respectively	17,780	20,999
Prepaid expenses and other current assets	5,869	5,390
Deferred tax assets, net	2,425	2,342
Total current assets	133,963	122,009
Property and equipment, net	13,415	13,879
Intangibles, net	1,018	1,095
Goodwill	24,090	24,090
Deferred tax assets, net	3,380	2,829
Deferred implementation costs, net of current	227	247
Security deposits	542	356
Other assets	1,563	1,546
Total assets	$178,198	$166,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,694	$8,258
Accrued expenses	11,807	12,019
Deferred revenue	6,475	5,378
Total current liabilities	27,976	25,655
Deferred revenue, net of current	979	1,152
Other liabilities	1,563	1,546
Total liabilities	30,518	28,353

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 55,007,308 shares issued and outstanding at March 31, 2012 and 54,090,344 shares issued and outstanding at December 31, 2011	55	54
Additional paid-in capital	232,984	226,113
Accumulated deficit	(85,012)	(88,135)
Accumulated other comprehensive loss	(347)	(334)
Total stockholders’ equity	147,680	137,698
Total liabilities and stockholders’ equity	$178,198	$166,051

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	Three Months Ended March 31,
	2012	2011
Revenue	$36,759	$30,382
Operating expenses:
Cost of revenue	7,923	8,095
Product development	6,657	4,377
Sales and marketing	11,089	8,860
General and administrative	6,125	3,960
Amortization of intangibles	77	11
Total operating expenses	31,871	25,303
Income from operations	4,888	5,079
Other income:
Financial income	331	156
Interest income	16	14
Total other income	347	170

Income before provision for income taxes	5,235	5,249
Provision for income taxes	2,112	2,018
Net income	$3,123	$3,231
Basic net income per common share	$0.06	$0.06
Diluted net income per common share	$0.06	$0.06
Weighted average shares outstanding used in basic net income per common share calculation	54,419,498	52,080,363
Weighted average shares outstanding used in diluted net income per common share calculation	56,389,729	54,805,222

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

5

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

UNAUDITED

	Three Months Ended March 31
	2012	2011
Net income	$3,123	$3,231
Foreign currency translation adjustment	(13)	(7)
Comprehensive income	$3,110	$3,224

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,123	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,155	1,535
Depreciation	1,628	1,634
Amortization of intangibles	77	318
Provision for doubtful accounts, net	20	60
Deferred income taxes	(632)	220

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	3,199	(3,175)
Prepaid expenses and other current assets	(831)	1,323
Deferred implementation costs	20	(8)
Security deposits	(184)	—
Other assets	—	116
Accounts payable	1,991	1,231
Accrued expenses	140	(3,024)
Deferred revenue	923	1,058
Net cash provided by operating activities	11,629	4,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(1,730)	(2,293)
Acquisition of Proficient	—	(75)
Net cash used in investing activities	(1,730)	(2,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	608	220
Proceeds from issuance of common stock in connection with the exercise of options	4,109	3,416
Net cash provided by financing activities	4,717	3,636
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(4)
Net increase in cash and cash equivalents	14,611	5,783
Cash and cash equivalents at the beginning of the period	93,278	61,336
Cash and cash equivalents at the end of the period	$107,889	$67,119

Supplemental disclosure of non-cash investing activities:

Cash flows from investing activities for the three months ended March 31, 2012 and March 31, 2011 do not include the purchases of approximately $889 and $319, respectively of capitalized equipment related to the Company’s collocation facilities because the corresponding invoices are included in accounts payable for the corresponding three month period, and therefore did not have an impact on cash flows.

During the three months ended March 31, 2012 and 2011, total net cash paid for income taxes was $21 and $1, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)     SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) provides online engagement solutions that facilitate real-time assistance and expert advice. Connecting businesses and independent service providers with individual consumers seeking help on the Internet, the Company’s hosted software platform creates more relevant, compelling and personalized online experiences. The Company was incorporated in 1995 and commenced operations in 1996.

The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also facilitates online transactions between independent service providers (“Experts”) who provide online advice to individual consumers (“Users”). Headquartered in New York City, the Company’s product development staff, help desk, and online sales support are located in Israel. The Company also maintains sales and professional services offices in San Francisco, Atlanta, London, and Melbourne.

(B)     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2012, and the consolidated results of operations, comprehensive income and cash flows for the interim periods ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2012.

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

For revenue generated from online transactions between Experts and Users, the Company recognizes revenue net of the Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the User and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed and determinable.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$314	$298
Product development expense	609	440
Sales and marketing expense	552	336
General and administrative expense	680	461
Total stock based compensation included in operating expenses	$2,155	$1,535

The per share weighted average fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $6.55 and $6.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.81% - 0.87%	3.46% - 3.68%
Expected life (in years)	5.0	5.0
Historical volatility	60.29% - 60.81%	61.2% - 61.3%

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000, thereby reserving for issuance 19,567,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2012, approximately 11,893,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2012). As of March 31, 2012, there was approximately $27,976 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of March 31, 2012, approximately 920,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2012).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	8,843,413	$7.91
Options granted	678,000	12.83
Options exercised	(922,674)	4.38
Options cancelled	(178,874)	8.96
Options outstanding at March 31, 2012	8,419,865	8.67
Options exercisable at March 31, 2012	2,252,762	$4.61

The total value of stock options exercised during the three months ended March 31, 2012 was approximately $9,058. The total intrinsic value of options exercisable at March 31, 2012 was approximately $26,957. The total intrinsic value of nonvested options at March 31, 2012 was approximately $40,939. The total intrinsic value of all outstanding options at March 31, 2012 was approximately $67,896.

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2011	6,038,014	$5.04
Granted	678,000	6.55
Vested	(373,162)	2.25
Cancelled	(175,749)	4.72
Nonvested Shares at March 31, 2012	6,167,103	$5.39

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

Diluted net income per common share for the three months ended March 31, 2012 includes the effect of options to purchase 4,509,618 shares of common stock with a weighted average exercise price of $5.37. Diluted net income per common share for the three months ended March 31, 2011 includes the effect of options to purchase 7,299,662 shares of common stock with a weighted average exercise price of $4.75.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2012	2011
Basic	54,419,498	52,080,363
Effect of assumed exercised options	1,970,231	2,724,859
Diluted	56,389,729	54,805,222

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

Summarized financial information by segment for the three months ended March 31, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$31,240	$—	$31,240	$—
Hosted services — Consumer	3,848	—	—	3,848
Professional services	1,671	—	1,671	—
Total revenue	36,759	—	32,911	3,848
Cost of revenue	7,923	—	7,368	555
Sales and marketing	11,089	—	9,489	1,600
Amortization of intangibles	77	—	77	—
Unallocated corporate expenses	12,782	12,782	—	—
Operating income (loss)	$4,888	$(12,782)	$15,977	$1,693

Summarized financial information by segment for the three months ended March 31, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$25,585	$—	$25,585	$—
Hosted services — Consumer	3,658	—	—	3,658
Professional services	1,139	—	1,139	—
Total revenue	30,382	—	26,724	3,658
Cost of revenue	8,095	—	7,188	907
Sales and marketing	8,860	—	7,315	1,545
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	8,337	8,337	—	—
Operating income (loss)	$5,079	$(8,337)	$12,210	$1,206

Revenues attributable to domestic and foreign operations follow:

	March 31,
	2012	2011
United States	$28,156	$23,602
United Kingdom	4,876	3,703
Other countries	3,727	3,077
Total revenue	$36,759	$30,382

Long-lived assets by geographic region follow:

	March 31, 2012	December 31, 2011
United States	$29,008	$28,626
Israel	13,027	13,167
United Kingdom	2,200	2,249
Total long-lived assets	$44,235	$44,042

(G)     GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2012.

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
None	—	—	—
Balance as of March 31, 2012	$24,090	$16,066	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	75	75	—
Balance as of December 31, 2011	$24,090	$16,066	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of March 31, 2012
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,541
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	115
Other	235	3.0 years	235
Total	$10,349		$9,331

	As of December 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,474
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	105
Other	235	3.0 years	235
Total	$10,349		$9,254

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $77 and $318 for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2011, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years and thereafter is: $230 in 2012, $306 in 2013, $240 in 2014, $43 in 2015, $43 in 2016 and $156 thereafter.

(H)     RECENTLY ISSUED ACCOUNTING STANDARDS

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This update did not have an impact on the Company’s consolidated financial statements.

(2)     BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2012	December 31, 2011

Computer equipment and software	$31,264	$30,182
Furniture, equipment and building improvements	4,438	4,356
	35,702	34,538
Less accumulated depreciation	22,287	20,659
Total	$13,415	$13,879

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011

Payroll and other employee related costs	$6,845	$6,435
Professional services, consulting and other vendor fees	4,272	4,686
Sales commissions	141	446
Other	549	452
Total	$11,807	$12,019

(3)     ACQUISITIONS

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services customers and provided an innovative product marketing team. During the twelve months ended December 31, 2011, the Company incurred additional costs related to the earn-out litigation in the amount of $75, resulting in an increase in goodwill.

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. In accordance with the purchase agreement, the earn-out consideration was subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient (“Plaintiff”). The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demanded payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case proceeded to trial, which ended on November 4, 2010. Post-trial filings were submitted on November 19, 2010. The Court has still not issued its ruling in this case. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6,000. Should the Company be required to pay any damages award, the associated expense would be allocated to goodwill in connection with Proficient acquisition.

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

(4)     FAIR VALUE MEASUREMENT

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value because of their short-term maturity. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.

(5)     COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2012 and 2011 was approximately $1,599 and $1,689, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $167 and $150 of employer matching contributions for the three months ended March 31, 2012 and 2011, respectively.

(6)     LEGAL MATTERS

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The Company believes the claims are without merit. The case proceeded to trial, which ended on November 4, 2010. Post-trial filings were submitted on November 19, 2010. The Court has still not issued its ruling in this case. In the event that the Court finds in whole or in part for Plaintiff, the Company would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. The Company is presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6,000. Should the Company be required to pay any damages award, the associated payment would be allocated to goodwill in connection with Proficient acquisition.

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid. On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleges that the Company infringes one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement. The Company believes Lodsys’s claims are without merit. On October 25, 2011 the Court granted the parties’ joint motion to transfer the cases from Illinois to the Eastern District of Wisconsin, and all pending motions were withdrawn, including Lodsys’s pending motion to dismiss. On January 6, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, for a more definite statement. On January 23, 2012, the Company moved to dismiss the Texas case in favor of the first-filed Wisconsin case. On January 27, 2012 the Company filed an amended complaint in the Wisconsin case. On February 10, 2012, Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, to transfer or stay. Both motions are fully briefed and awaiting decision. In the Texas case, the Court held an initial status conference on April 20, 2012, at which the Court set the case for a claim construction hearing on February 19, 2013, and trial on August 5, 2013.

On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers. On March 13, 2012, the Company amended its complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against the Company asserting infringement of the same three patents. That case is currently set for an initial status conference on April 27, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

—	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise sales agents, and we have recently established a midmarket sales group focused on adding new customers that are larger than our typical SMB customers, but smaller than our typical enterprise customers. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

—	Introducing New Products and Capabilities. We continue to invest in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments have initially been focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

—	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

FIRST QUARTER 2012

Financial overview of the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

—	Revenue increased 21% to $36.8 million from $30.4 million.

—	Gross profit margin increased to 78.4% from 73.4%.

—	Operating expenses increased to $31.9 million from $25.3 million.

—	Net income decreased 3% to $3.1 million from $3.2 million.

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

The majority of our larger customers also pay a professional services fee related to implementation. We defer these implementation fees and associated direct costs and recognize them ratably over the expected term of the customer relationship upon commencement of the hosting services. We may also charge professional service fees related to additional training, business consulting and analysis in support of the LivePerson services.

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

We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance in accordance with FASB Accounting Standards Update 2009-13. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over a period of 48 months, representing our current estimate of the term of the customer relationship.

For revenue generated from online transactions between Experts and Users, we recognize revenue net of Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, we perform as an agent without any risk of loss for collection, and are not involved in selecting the Expert or establishing the Expert’s fee. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed and determinable.

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

As of March 31, 2012, there was approximately $28.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Our concentration of credit risk is limited due to our large number of customers; we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2012 and 2011. One customer accounted for approximately 20% of accounts receivable as of March 31, 2012. One customer accounted for approximately 18% of accounts receivable at December 31, 2011. During the three months ended March 31, 2012, we increased our allowance for doubtful accounts by $20,000 to $708,000, principally due to to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This update did not have an impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 90% and 88% of total revenue for the three months ended March 31, 2012 and 2011, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% and 96% of total Business revenue for the three months ended March 31, 2012 and 2011, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 10% and 12% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.

OPERATING EXPENSES

Our cost of revenue consists of:

—	compensation costs relating to employees who provide customer support and implementation services to our customers;

—	compensation costs relating to our network support staff;

—	depreciation of certain hardware and software;

—	allocated occupancy costs and related overhead;

—	the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity;

—	the credit card fees and related payment processing costs associated with the consumer and SMB services; and

—	amortization of certain intangibles.

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

During the three months ended March 31, 2012, we increased our allowance for doubtful accounts by $20,000 to $708,000, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three months ended March 31, 2012 and 2011 consist of:

	Three Months Ended March 31,
	2012	2011
Stock-based compensation expense related to ASC 718-10	$2,155	$1,535
Total	$2,155	$1,535

RESULTS OF OPERATIONS

The Company is organized into two operating segments. The Business segment facilitates real-time online interactions — chat, voice/click-to-call, email and self-service/knowledgebase for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue – Business.   Revenue increased by 23% to $32.9 million in the three months ended March 31, 2012, from $26.7 million in the comparable period in 2011. This increase is primarily attributable to increased revenue from existing customers who increased their use of our services in the amount of approximately $3.7 million, net of cancellations; to revenue from new customers in the amount of approximately $1.9 million; and, to a lesser extent, to professional services revenue of approximately $531,000. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.

Revenue – Consumer. Revenue increased by 5% to $3.8 million in the three months ended March 31, 2012, from $3.7 million in the comparable period in 2011. This increase is primarily attributable to an increase in gross revenue as a result of increased chat minutes partially offset by a decrease in the price charged per minute.

Cost of Revenue – Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 3% to $7.4 million in the three months ended March 31, 2012, from $7.2 million in the comparable period in 2011. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $322,000 partially offset by a decrease in expense for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $118,000.

Cost of Revenue – Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 39% to $555,000 in the three months ended March 31, 2012, from $907,000 in the comparable period in 2011. This decrease is primarily attributable to the fact that the intangible assets related to the Kasamba acquisition were fully amortized as of September 30, 2011.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software. Product development costs increased by 52% to $6.7 million in the three months ended March 31, 2012, from $4.4 million in the comparable period in 2011.  This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.7 million and an increase in outsourced labor expense of approximately $365,000 as a result of testing new versions of our software. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing – Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 30% to $9.5 million in the three months ended March 31, 2012, from $7.3 million in the comparable period in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $2.2 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.  Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 4% to $1.6 million in the three months ended March 31, 2012, from $1.5 million in the comparable period in 2011. This increase is primarily attributable to an increase in advertising and promotional expenses of approximately $177,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 55% to $6.1 million in the three months ended March 31, 2012, from $4.0 million in the comparable period in 2011.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $1.5 million and an increase in professional fees expense in the amount of approximately $673,000.

Amortization of Intangibles. Amortization expense was $77,000 in the three months ended March 31, 2012 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and to the purchases of patents in August 2009. Amortization expense was $11,000 in the three months ended March 31, 2011 and relates to the purchases of patents in August 2009. The increase is attributable to the acquisition costs recorded as a result of our acquisition of NuConomy in April 2010. Additional amortization expense in the amount of $306 is included in cost of revenue for the three months ended March 31, 2011. Amortization expense is expected to be approximately $300,000 in the year ended December 31, 2012.

Other Income. Financial income was $331,000 and $156,000 in the three months ended March 31, 2012 and March 31, 2011, respectively. Financial income is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $16,000 and $14,000 in the three months ended March 31, 2012 and 2011, respectively, and consists of interest earned on cash and cash equivalents.

Provision for Income Taxes. Our effective tax rate was 40% and 38% for the three months ended March 31, 2012 and 2011, respectively, resulting in a provision for income taxes of $2.1 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

Net Income. We had net income of $3.1 million and $3.2 million in the three months ended March 31, 2012 and 2011, respectively. Revenue increased $6.4 million, while operating expenses increased by $6.6 million, contributing to a net decrease in income from operations of approximately $108,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had approximately $107.9 million in cash and cash equivalents, an increase of approximately $14.6 million from December 31, 2011. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the purchases of fixed assets related to the build-out of our collocation facility. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $11.6 million in the three months ended March 31, 2012 and consists primarily of net income and non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation and increases in deferred revenue, accounts payable and decrease in account receivable partially offset by an increase in deferred taxes and prepaid expenses. Net cash provided by operating activities was $4.5 million in the three months ended March 31, 2011 and consisted primarily of net income and non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation and increases in deferred revenue and accounts payable and a decrease in deferred income taxes partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Net cash used in investing activities was $1.7 million and $2.4 million in the three months ended March 31, 2012 and 2011, respectively, and was due primarily to the purchase of fixed assets for our collocation facilities.

Net cash provided by financing activities was $4.7 million in the three months ended March 31, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options. Net cash provided by financing activities was $3.6 million in the three months ended March 31, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, and significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002. As of March 31, 2012, we had an accumulated deficit of approximately $85.0 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.

We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We do not have any special purposes entities, and other than operating leases, which are described below; we do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2012 and 2011 was approximately $1.6 million and $1.7 million, respectively.

As of March 31, 2012, our principal commitments were approximately $23.1 million under various operating leases, of which approximately $6.2 million is due in 2012. We currently expect that our principal commitments for the year ending December 31, 2012 will not exceed $8.0 million in the aggregate.

Our contractual obligations at March 31, 2012 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$23,086	$6,218	$11,943	$3,322	$1,603
Total	$23,086	$6,218	$11,943	$3,322	$1,603

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2012, the U.S. dollar depreciated approximately 3% as compared to the NIS. This fluctuation increased the value of our NIS deposits which caused a non-cash re-measurement benefit in the amount of $331,000. During the three month period ended March 31, 2012, expenses generated by our Israeli operations totaled approximately $10.3 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2012, we increased our allowance for doubtful accounts by $20,000 to $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During the three months ended March 31, 2011, we increased our allowance for doubtful accounts by $60,000 to $621,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that we breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. We believe the claims are without merit. The case proceeded to trial, which ended on November 4, 2010. Post-trial filings were submitted on November 19, 2010. The Court has still not issued its ruling in this case. In the event that the Court finds in whole or in part for Plaintiff, we would be required to pay monetary damages in the amount held by the Court to have been underpaid in the earn-out. We are presently unable to reasonably estimate the amount of actual damages, if any, that will be awarded by the Court. If the Court were to find in favor of Plaintiff on every claim at issue in the litigation, the maximum potential damages award would be approximately $6.0 million. Should we be required to pay any damages award, the associated payment would be allocated to goodwill in connection with Proficient acquisition.

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid. On July 5, 2011, Lodsys moved to dismiss the Illinois case based on lacking personal jurisdiction, and also countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleges that we infringe one of the patents involved in the co-pending Illinois case, and seeks damages for past infringement, and an injunction against future infringement. We believe Lodsys’s claims are without merit. On October 25, 2011 the Court granted the parties’ joint motion to transfer the cases from Illinois to the Eastern District of Wisconsin, and all pending motions were withdrawn, including Lodsys’s pending motion to dismiss. On January 6, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, for a more definite statement. On January 27, 2012 we filed an amended complaint in the Wisconsin case. On February 10, 2012 Lodsys filed a motion to dismiss the Wisconsin case, or, in the alternative, to transfer or stay. On January 23, 2012, we moved to dismiss the Texas case in favor of the first-filed Wisconsin case. Both motions are fully briefed and awaiting decision. In the Texas case, the Court held an initial status conference on April 20, 2012, at which the Court set the case for a claim construction hearing on February 19, 2013, and trial on August 5, 2013.

On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers. On March 13, 2012, we amended our complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against us asserting infringement of the same three patents. That case is currently set for an initial status conference on April 27, 2012.

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

ITEM 1A.  RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly and annual results; the adverse effect that the economic downturn may have on our business and results of operations; competition in the real-time sales, marketing, customer service and online engagement solutions market; our ability to retain existing customers and attract new customers; risks related to new regulatory or other legal requirements that could materially impact our business; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound and Euro; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; responding to rapid technological change and changing customer preferences; our ability to retain key personnel and attract new personnel; risks related to the ability to successfully integrate past or potential future acquisitions; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; and risks related to our common stock being traded on more than one securities exchange, which may result in additional variations in the trading price of our common stock. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 13, 2012.

There are no material changes to the risk factors as previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012.

The following table summarizes repurchases of our common stock under our stock repurchase program during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2012 – 1/31/2012	—	$—	—	$6,365,000
2/1/2012 – 2/29/2012	—	—	—	6,365,000
3/1/2012 – 3/31/2012	—	—	—	6,365,000
Total	—	$—	—	$6,365,000

(1)

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of March 31, 2012, approximately $6.4 million remained available for purchases under the program.

ITEM 3.		DEFAULTS UPON SENIOR SECURITIES None.
ITEM 4.		MINE SAFETY DISCLOSURES None.
ITME 5.		OTHER INFORMATION None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 *              These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**              In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 9, 2012	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

Date: May 9, 2012	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by President (the principal financial officer) pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 *              These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

**              In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

