Form 10-Q
period 2012-06-30
LIVEPERSON INC
filed 2012-08-08
CIK 1102993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

or

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

As of July 31, 2012, 55,652,591 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.

JUNE 30, 2012

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note1(B))
ASSETS
Current assets:
Cash and cash equivalents	$100,576	$93,278
Accounts receivable, net of allowance for doubtful accounts of $708 and $688 as of June 30, 2012 and December 31, 2011, respectively	19,591	20,999
Prepaid expenses and other current assets	7,178	5,390
Deferred tax assets, net	2,456	2,342
Total current assets	129,801	122,009
Property and equipment, net	13,327	13,879
Intangibles, net	14,625	1,095
Goodwill	25,249	24,090
Deferred tax assets, net	2,374	2,829
Deferred implementation costs, net of current	222	247
Security deposits	546	356
Other assets	1,554	1,546
Total assets	$187,698	$166,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,364	$8,258
Accrued expenses	14,060	12,019
Deferred revenue	4,342	5,378
Total current liabilities	27,766	25,655
Deferred revenue, net of current	2,863	1,152
Other liabilities	1,554	1,546
Total liabilities	32,183	28,353

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 55,542,463 shares issued and outstanding at June 30, 2012 and 54,090,344 shares issued and outstanding at December 31, 2011	56	54
Additional paid-in capital	240,620	226,113
Accumulated deficit	(84,872)	(88,135)
Accumulated other comprehensive loss	(289)	(334)
Total stockholders’ equity	155,515	137,698
Total liabilities and stockholders’ equity	$187,698	$166,051

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$38,505	$31,851	$75,264	$62,234
Operating expenses:
Cost of revenue	8,492	8,685	16,414	16,780
Product development	7,219	5,016	13,877	9,393
Sales and marketing	13,017	9,379	24,107	18,239
General and administrative	9,342	5,386	15,467	9,346
Amortization of intangibles	11	11	87	22
Total operating expenses	38,081	28,477	69,952	53,780
Income from operations	424	3,374	5,312	8,454
Other (expense) income:
Financial (expense) income	(254)	208	77	363
Interest income	21	16	36	30
Total other (expense) income, net	(233)	224	113	393

Income before provision for income taxes	191	3,598	5,425	8,847
Provision for income taxes	51	1,402	2,162	3,419
Net income	$140	$2,196	$3,263	$5,428
Basic net income per common share	$0.00	$0.04	$0.06	$0.10
Diluted net income per common share	$0.00	$0.04	$0.06	$0.10
Weighted average shares outstanding used in basic net income per common share calculation	55,146,901	52,735,556	54,786,499	52,409,769
Weighted average shares outstanding used in diluted net income per common share calculation	57,150,256	55,553,247	56,649,160	55,125,730

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

5

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$140	$2,196	$3,263	$5,428
Foreign currency translation adjustment	58	(22)	45	(29)
Comprehensive income	$198	$2,174	$3,308	$5,399

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,263	$5,428
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,794	3,214
Depreciation	3,329	3,225
Amortization of intangibles	153	635
Deferred income taxes	(740)	185
Provision for doubtful accounts, net	20	120

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,388	(1,376)
Prepaid expenses and other current assets	(1,920)	1,244
Deferred implementation costs	25	(49)
Security deposits	(189)	39
Other assets	—	116
Accounts payable	1,296	852
Accrued expenses	2,173	(2,123)
Deferred revenue	675	300
Net cash provided by operating activities	14,267	11,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(2,970)	(4,297)
Acquisition of Look.io, net of cash acquired	(900)	—
Acquisition of Amadesa technology assets	(10,798)	—
Acquisition of Proficient	(77)	(75)
Net cash used in investing activities	(14,745)	(4,372)

CASH FLOWS FROM FINANCING ACTIVITIES:

Excess tax benefit from the exercise of employee stock options	1,156	545
Proceeds from issuance of common stock in connection with the exercise of options	6,573	5,078
Net cash provided by financing activities	7,729	5,623
Effect of foreign exchange rate changes on cash and cash equivalents	47	(19)
Net increase in cash and cash equivalents	7,298	13,042
Cash and cash equivalents at the beginning of the period	93,278	61,336
Cash and cash equivalents at the end of the period	$100,576	$74,378

Supplemental disclosure of non-cash investing activities:

During the period ended June 30, 2012, the Company issued 109,517 shares of common stock, valued at $1,984, in connection with the acquisition of Look.io on June 13, 2012.

Cash flows from investing activities for the six months ended June 30, 2012 and June 30, 2011 do not include the purchases of approximately $1.3 million and $877, respectively of capitalized equipment related to the Company’s co-location facilities because the corresponding invoices are included in accounts payable for the corresponding six month period, and therefore did not have an impact on cash flows.

During the six months ended June 30, 2012 and 2011, total net cash paid for income taxes was $1.5 million and $511, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A) SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) provides online engagement solutions offering a cloud-based platform which enables businesses to proactively connect with consumers through chat, voice, and content delivery, across multiple channels and screens, including websites, social media, and mobile devices. The Company’s engagements are driven by insights derived from a broad set of consumer and business data, including historical, behavioral, operational, and third party data. Each engagement is based on proprietary analytics and a real-time understanding of consumer needs and business objectives. The Company’s products, coupled with its domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — by increasing sales, as well as consumer satisfaction and loyalty ratings for their customers, while also enabling their customers to reduce consumer service costs.

LivePerson monitors and analyzes valuable online consumer behavioral data on behalf of their customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through actions on their customer’s website, and even into a shopping cart and an executed sale, this data enables the Company to develop unique insights into consumer behavior during specific transactions within a customer’s user base.

The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also offers an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via real-time chat with individual consumers (“Users”).

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the Nasdaq and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Atlanta, San Francisco, London, Melbourne, and Tel Aviv.

(B) UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2012, and the consolidated results of operations, comprehensive income and cash flows for the interim periods ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$388	$248	$701	$546
Product development expense	789	441	1,399	881
Sales and marketing expense	739	443	1,291	779
General and administrative expense	722	547	1,403	1,008
Total stock based compensation included in operating expenses	$2,638	$1,679	$4,794	$3,214

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2012 was $8.29 and $7.24, respectively. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2011 was $7.07 and $6.97, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.72% - 0.84%	2.9% - 3.5%	0.72% - 0.87%	2.9% - 3.7%
Expected life (in years)	5.0	5.0	5.0	5.0
Historical volatility	60.6% -60.7%	60.7% - 61.5%	60.3% -60.8%	60.7% - 61.5%

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2012, approximately 11,427,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2012). As of June 30, 2012, there was approximately $28,198 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of June 30, 2012, approximately 899,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2012).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	8,843,413	$7.91
Options granted	1,120,300	14.15
Options exercised	(1,388,890)	4.81
Options cancelled	(363,083)	9.00
Options outstanding at June 30, 2012	8,211,740	9.24
Options exercisable at June 30, 2012	2,774,457	$5.89

The total value of stock options exercised during the six months ended June 30, 2012 was approximately $13,739. The total intrinsic value of options exercisable at June 30, 2012 was approximately $36,071. The total intrinsic value of nonvested options at June 30, 2012 was approximately $44,206. The total intrinsic value of all outstanding options at June 30, 2012 was $80,277.

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares at December 31, 2011	6,038,014	$5.04
Granted	1,120,300	7.24
Vested	(1,362,573)	4.14
Cancelled	(358,458)	4.73
Nonvested Shares at June 30, 2012	5,437,283	$5.76

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

Diluted net income per common share for the three and six months ended June 30, 2012 includes the effect of options to purchase 5,315,243 and 4,141,393 shares, respectively, of common stock with a weighted average exercise price of $6.87 and $5.60, respectively. Diluted net income per common share for the three and six months ended June 30, 2011 includes the effect of options to purchase 6,963,746 and 6,744,246 shares, respectively, of common stock with a weighted average exercise price of $4.90 and $4.77, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic	55,146,901	52,735,556	54,786,499	52,409,769
Effect of assumed exercised options	2,003,355	2,817,691	1,862,661	2,715,961
Diluted	57,150,256	55,553,247	56,649,160	55,125,730

(F) SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions – chat, voice, and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended June 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$32,151	$—	$32,151	$—
Hosted services — Consumer	3,961	—	—	3,961
Professional services	2,393	—	2,393	—
Total revenue	38,505	—	34,544	3,961
Cost of revenue	8,492	—	7,939	553
Sales and marketing	13,017	—	11,624	1,393
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	16,561	16,561	—	—
Operating income (loss)	$424	$(16,561)	$14,970	$2,015

Summarized financial information by segment for the three months ended June 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$26,736	$—	$26,736	$—
Hosted services — Consumer	3,735	—	—	3,735
Professional services	1,380	—	1,380	—
Total revenue	31,851	—	28,116	3,735
Cost of revenue	8,685	—	7,688	997
Sales and marketing	9,379	—	7,822	1,557
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	10,402	10,402	—	—
Operating income (loss)	$3,374	$(10,402)	$12,595	$1,181

Revenues attributable to domestic and foreign operations for the three months ended June 30, 2012 and 2011, follows:

	June 30,
	2012	2011
United States	$29,225	$24,311
United Kingdom	5,245	4,299
Other countries	4,035	3,241
Total revenue	$38,505	$31,851

Summarized financial information by segment for the six months ended June 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$63,390	$—	$63,390	$—
Hosted services — Consumer	7,809	—	—	7,809
Professional services	4,065	—	4,065	—
Total revenue	75,264	—	67,455	7,809
Cost of revenue	16,414	—	15,306	1,108
Sales and marketing	24,107	—	21,114	2,993
Amortization of intangibles	87	—	87	—
Unallocated corporate expenses	29,344	29,344	—	—
Operating income (loss)	$5,312	$(29,344)	$30,948	$3,708

Summarized financial information by segment for the six months ended June 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services — Business	$52,321	$—	$52,321	$—
Hosted services — Consumer	7,393	—	—	7,393
Professional services	2,520	—	2,520	—
Total revenue	62,234	—	54,841	7,393
Cost of revenue	16,780	—	14,875	1,905
Sales and marketing	18,239	—	15,137	3,102
Amortization of intangibles	22	—	22	—
Unallocated corporate expenses	18,739	18,739	—	—
Operating income (loss)	$8,454	$(18,739)	$24,807	$2,386

Revenues attributable to domestic and foreign operations for the six months ended June 30, 2012 and 2011, follows:

	June 30,
	2012	2011
United States	$57,380	$47,945
United Kingdom	10,121	7,994
Other countries	7,763	6,295
Total revenue	$75,264	$62,234

Long-lived assets by geographic region follows:

	June 30, 2012	December 31, 2011
United States	$31,835	$28,626
Israel	23,883	13,167
United Kingdom	2,179	2,249
Total long-lived assets	$57,897	$44,042

(G) GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Look.io acquisition (see Note 3)	1,082	1,082	—
Contingent earnout payments (see Note 3)	77	77	—
Balance as of June 30, 2012	$25,249	$17,225	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	75	75	—
Balance as of December 31, 2011	$24,090	$16,066	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of June 30, 2012
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$19,882	3.6 years	$5,607
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	125
Other	235	3.0 years	235
Total	$24,032		$9,407

	As of December 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,474
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	105
Other	235	3.0 years	235
Total	$10,349		$9,254

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $77 and $153 for the three and six months ended June 30, 2012, respectively, and $318 and $635 for the three and six months ended June 30, 2011, respectively. Estimated amortization expense for the next five years and thereafter is: $874 in 2012, $4,448 in 2013, $3,661 in 2014, $2,743 in 2015, $2,743 in 2016 and $156 thereafter.

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

(2) BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2012	December 31, 2011
Computer equipment and software	$32,423	$30,182
Furniture, equipment and building improvements	4,892	4,356
	37,315	34,538
Less accumulated depreciation	23,988	20,659
Total	$13,327	$13,879

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Payroll and other employee related costs	$6,458	$6,435
Professional services and consulting and other vendor fees	6,927	4,686
Sales commissions	294	446
Other	381	452
Total	$14,060	$12,019

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

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. In accordance with the purchase agreement, the earn-out consideration was subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient (“Plaintiff”). The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demanded payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The case proceeded to trial, which ended on November 4, 2010. On June 27, 2012, the District Court issued its decision, ruling substantially in favor of the Company with the exception of certain immaterial claims by Plaintiff that were upheld and for which the Court ordered the payment of a nominal amount in damages by the Company to the former shareholders of Proficient. This payment will not have a material impact on the Company’s ongoing operations. This amount is included in Goodwill on the Company’s June 30, 2012 balance sheet.

NuConomy Ltd.

On April 13, 2010, the Company acquired all of the outstanding shares of NuConomy Ltd. (“NuConomy”), an Israeli-based development-stage company whose web analytics and optimization platform is intended to help companies better assess and understand website and social marketing performance, in exchange for aggregate cash consideration of $800. This transaction was accounted for as an asset purchase. The amount of the net asset was allocated to “Intangibles, net.”

Amadesa Ltd.

On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10,301. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset was allocated to “Intangibles, net” on the Company’s June 30, 2012, balance sheet and will be amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred in the three months ended June 30, 2012 were approximately $283 and are included in “Intangibles, net” on the Company’s June 30, 2012, balance sheet.

Look.io

On June 13, 2012, the Company acquired Look.io, a start-up that provides mobile engagement solutions. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Look.io were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition did not have a material impact on the Company’s reported operating results.

The purchase price was approximately $2,884, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $1,984, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $900. Total acquisition costs incurred in the three months ended June 30, 2012 were approximately $187 and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition did not have a material impact on the Company’s reported operating results. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income per share as of the acquisition date. The purchase price was allocated based on management’s preliminary estimate of fair values, taking into account all relevant information available. Actual amounts for each of the fair values of the assets and liabilities acquired may vary. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The intangible asset will be amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn additional compensation by achieving an employment milestone. The Company will accrue this contingent compensation ratably over the requisite employment period.

Management’s preliminary allocation of the purchase price in connection with the Look.io acquisition is as follows:

Intangible assets (technology)	$2,884
Goodwill	1,082
3,966
Deferred tax liability	(1,082)
Total purchase price consideration	$2,884

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

(5) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2012 was approximately $1,746 and $3,345, respectively. Rental expense for operating leases for the three and six months ended June 30, 2011 was approximately $1,777 and $3,466, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $197 and $364 of employer matching contributions for the three and six months ended June 30, 2012, respectively. Salaries and related expenses include $146 and $296 of employer matching contributions for the three and six months ended June 30, 2011, respectively.

(6) LEGAL MATTERS

On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, the Company was contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, the Company issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that the Company breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The case proceeded to trial, which ended on November 4, 2010. On June 27, 2012, the District Court issued its decision, ruling substantially in favor of the Company with the exception of certain immaterial claims by Plaintiff that were upheld and for which the Court ordered the payment of a nominal amount in damages by the Company to the former shareholders of Proficient. This payment will not have a material impact on the Company’s ongoing operations.  This amount is included in Goodwill on the Company’s June 30, 2012 balance sheet.

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid; that case was transferred to the Eastern District of Wisconsin on October 25, 2011, based on a joint motion filed by the parties. On July 5, 2011, Lodsys countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleged that the Company infringes two of the patents involved in the co-pending declaratory judgment case, and sought damages for past infringement, and an injunction against future infringement. In July 2012, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement will not have a material impact on the Company’s ongoing operations. In August 2012, Lodsys and the Company filed notices of dismissal with prejudice of all pending claims asserted in both litigations, which the parties expect will be endorsed by the courts in August 2012, thereby dismissing with prejudice all claims in these litigations involving the Company.

On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers. On March 13, 2012, the Company amended its complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against the Company asserting infringement of the same three patents. Pursuant to a June 1, 2012 Scheduling Order entered by the Court, trial in this matter will begin on or after September 8, 2014. Although the Company currently does not expect that the outcome of this matter will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, which may arise from, among other things, direct legal claims brought by or against the Company, or from claims brought against the Company’s customers for which the Company has a contractual indemnification obligation.

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

OVERVIEW

LivePerson provides online engagement solutions offering a cloud-based platform which enables businesses to pro-actively connect with consumers and an online marketplace providing information and knowledge.  We are organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice, and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via real-time chat. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise and midmarket sales agents. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•	Introducing New Products and Capabilities. We continue to invest in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments have initially been focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

SECOND QUARTER 2012

Financial overview of the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

•	Total revenue increased 21% to $38.5 million from $31.9 million.

•	Revenue from our Business segment increased 23% to $34.5 million from $28.1 million.

•	Gross Profit margin increased to 78% from 73%.

•	Operating expenses increased 34% to $38.1 million from $28.5 million.

•	Net income decreased 94% to $140,000 from $2.2 million.

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

As of June 30, 2012, there was approximately $28.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2012 and 2011. One customer accounted for approximately 18% of accounts receivable as of June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

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

In the third quarter of 2011, we adopted ASU 2011-08 and determined that it is not more-likely that the fair value of the reporting units are less than their carrying amounts. Accordingly, we did not perform the two-step goodwill impairment test.

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

Revenue from our Business segment accounted for 90% of total revenue for the three and six months ended June 30, 2012, respectively. Revenue attributable to our monthly hosted Business services accounted for 93% and 94% of total Business revenue for the three and six months ended June 30, 2012, respectively. Revenue from our Business segment accounted for 88% of total revenue for the three and six months ended June 30, 2011, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and six months ended June 30, 2011, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 10% of total revenue in each of the three and six months ended June 30, 2012. Revenue generated from online transactions between Experts and Users accounted for approximately 12% of total revenue in each of the three and six months ended June 30, 2011.

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

During the six months ended June 30, 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2012 and 2011 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense related to ASC 718-10	$2,638	$1,679	$4,794	$3,214
Total	$2,638	$1,679	$4,794	$3,214

RESULTS OF OPERATIONS

The Company is organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice, and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via real-time chat.

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenue – Business. Revenue increased by 23% to $34.5 million and $67.5 million in the three and six months ended June 30, 2012, respectively, from $28.1 million and $54.8 million in the comparable periods in 2011. This increase is primarily attributable to revenue from existing customers who increased their use of services in the amount of approximately $3.3 million and $6.5 million, respectively, net of cancellations, revenue from new customers in the amount of approximately $2.0 million and $4.5 million, respectively, and to a lesser extent, to professional services revenue of approximately $1.0 million and $1.5 million, respectively. Our revenue growth has typically been driven by a mix of revenue from new customers as well as expansion of existing customers.

Revenue – Consumer. Revenue increased by 6% to $4.0 million and $7.8 million in the three and six months ended June 30, 2012, respectively, from $3.7 million and $7.4 million in the comparable periods in 2011. This increase is primarily attributable to an increase in gross revenue of approximately $417,000 and $824,000, respectively, as a result of increased chat minutes partially offset by a decrease in the price charged per minute.

Cost of Revenue – Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 3% to $7.9 million and $15.3 million in the three and six months ended June 30, 2012, respectively, from $7.7 million and $14.9 million in the comparable periods in 2011. The increase is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $334,000 and $705,000, respectively, partially offset by a decrease for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $105,000 and $162,000, respectively and a decrease in credit card fees and related payment processing costs of approximately $63,000 and $113,000, respectively. Gross margin increased by 4% to 77% in the three and six month periods ended June 30, 2012 from 73% in the comparable periods in 2011. Our gross margin has improved recently, in part, from a foreign currency benefit as the U.S dollar has appreciated against the NIS. If the U.S. dollar weakens against the NIS, our gross margin could be negatively impacted. In addition, we expect our gross margin to decrease as the result of amortization of technology intangibles related to our acquisitions completed in the three month period ended June 30, 2012.

Cost of Revenue – Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 45% and 42% to $553,000 and $1.1 million in the three and six months ended June 30, 2012 from $997,000 and $1.9 million in the comparable periods in 2011. This decrease is primarily attributable to the fact that the intangible assets related to the Kasamba acquisition were fully amortized as of September 30, 2011.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software. Product development costs increased by 44% and 48% to $7.2 million and $13.9 million in the three and six months ended June 30, 2012, respectively, from $5.0 and $9.4 million in the comparable periods in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.9 million and $3.8 million, respectively and to a lesser extent an increase in outsourced labor expense of approximately $203,000 and $568,000, respectively as a result of testing new versions of our software. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing – Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 49% and 39% to $11.6 million and $21.1 million in the three and six months ended June 30, 2012, respectively, from $7.8 million and $15.1 million in the comparable periods in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $2.5 million and $4.4 million, respectively, and an increase in advertising and public relations expenses in the amount of approximately $1.2 million and $1.5 million, respectively. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing – Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 11% to $1.4 million in the three months ended June 30, 2012, from $1.6 million in the comparable period in 2011. This decrease is primarily attributable to a decrease in advertising and promotional expenses of approximately $114,000 driven by improved efficiency in search engine optimization. Sales and marketing expenses decreased by 4% to $3.0 million in the six months ended June 30, 2012, from $3.1 million in the comparable period in 2011. This decrease is primarily attributable to a decrease in compensation and related costs and allocated overhead for marketing personnel of approximately $173,000.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 73% to $9.3 million in the three months ended June 30, 2012, from $5.4 million in the comparable periods in 2011. This increase is primarily attributable to increases in accounting and legal costs related to acquisitions and litigation in the amount of approximately $2.5 million, increases in other professional fees in the amount of approximately $500,000 and increases in costs related to additional and existing personnel in the amount of approximately $883,000. General and administrative expenses increased by 65% to $15.5 million in the six months ended June 30, 2012, from $9.3 million in the comparable periods in 2011. This increase is primarily attributable to increases in accounting and legal costs related to acquisitions and litigation in the amount of approximately $2.9 million, increases in other professional fees in the amount of approximately $600,000 and increases in costs related to additional and existing personnel in the amount of approximately $2.4 million.

Amortization of Intangibles. Amortization expense was $11,000 in the three months ended June 30, 2012 and relates primarily to the purchases of patents in August 2009. Amortization expense was $87,000 in the six months ended June 30, 2012 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and to the purchases of patents in August 2009. Amortization expense was $11,000 and $22,000 in the three and six months ended June 30, 2011, respectively, and relates to the purchases of patents in August 2009. The increase is attributable to the acquisition costs recorded as a result of our acquisition of NuConomy in April 2010. Additional amortization expense in the amount of $66,000 and $306,000 are included in cost of revenue for the six months ended June 30, 2012 and the comparable period in 2011, respectively. Amortization expense is expected to be approximately $300,000 in the year ended December 31, 2012.

Other (Expense) Income. Financial expense was $254,000 in the three months ended June 30, 2012. Financial income was $77,000 in the six months ended June 30, 2012. Financial income was $208,000 and $363,000 in the three and six months ended June 30, 2011, respectively. Financial income and expense is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $21,000 and $36,000 in the three and six months ended June 30, 2012, respectively, compared to $16,000 and $30,000 in the comparable periods in 2011, respectively, and consists of interest earned on cash and cash equivalents.

Provision for Income Taxes. Our effective tax rate was 27% and 40% for the three and six months ended June 30, 2012, respectively resulting in a provision for income taxes of $51,000 and $2.2 million in the three and six months ended June 30, 2012, respectively. Our effective tax rate was 39% for the three and six months ended June 30, 2011, respectively, resulting in a provision for income taxes of $1.4 million and $3.4 million in the comparable periods in 2011, respectively.

Net Income. We had net income of $140,000 and $3.3 million in the three and six months ended June 30, 2012, as compared to net income of $2.2 million and $5.4 million for the comparable periods in 2011, respectively. Revenue increased by $6.7 million and $13.0 million, respectively; operating expenses increased by $9.6 million and $16.2 million, respectively; other income decreased $457,000 and $280,000, respectively;, and provision for income taxes decreased by approximately $1.4 million and $1.3 million, contributing to a net decrease in net income of approximately $2.1 million and $2.2 million in the three and six months ended June 30, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had approximately $100.6 million in cash and cash equivalents, an increase of approximately $7.9 million from December 31, 2011. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the acquisitions of Look.io and Amadesa and the purchases of fixed assets related to the build-out of our co-location facility. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2012 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, increases in accounts payable, accrued expenses and deferred revenue and decrease in account receivable partially offset by an increase in prepaid expenses. Net cash provided by operating activities was $11.8 million for the six months ended June 30, 2011 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, increases in accounts payable and deferred revenue and decreases in prepaid expenses and other current assets partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Net cash used in investing activities was $14.7 million in the six months ended June 30, 2012, and was due primarily to our purchase of technology assets from Amadesa, our acquisition of Look.io, and the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $4.4 million in the six months ended June 30, 2011, and was due primarily to the build-out of new office space in New York and Israel, and to a lesser extent, to purchases of fixed assets for our co-location facilities.

Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options. Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002. As of June 30, 2012, we had an accumulated deficit of approximately $84.9 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2012 was approximately $1.7 million and $3.3 million, respectively, and approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, our principal commitments were approximately $23.2 million under various operating leases, of which approximately $4.2 million is due in 2012. We currently expect that our principal commitments for the year ending December 31, 2012 will not exceed $8.0 million in the aggregate.

Our contractual obligations at June 30, 2012 are summarized as follows:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating leases	$23,242	$4,190	$13,048	$4,247	$1,757
Total	$23,242	$4,190	$13,048	$4,247	$1,757

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and six months ended June 30, 2012, the U.S. dollar appreciated approximately 6% and 3% as compared to the NIS. During the six month period ended June 30, 2012, expenses generated by our Israeli operations totaled approximately $20.1 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2012, we increased our allowance for doubtful accounts $20,000 to approximately $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During the six months ended June 30, 2011, we increased our allowance for doubtful accounts $120,000 to approximately $681,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2007, we were served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient Systems, Inc. In connection with the July 2006 acquisition of Proficient, we were contingently required to issue up to 2,050,000 shares of common stock based on the terms of an earn-out provision in the merger agreement. In accordance with the terms of the earn-out provision, we issued 1,127,985 shares of LivePerson common stock in the second quarter of 2007 to the former shareholders of Proficient. The amended complaint filed by the Shareholders’ Representative, or Plaintiff, on May 12, 2009 alleges that we breached the merger agreement by failing to properly account for net annualized revenue, and demands payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The case proceeded to trial, which ended on November 4, 2010. On June 27, 2012, the District Court issued its decision, ruling substantially in favor of us with the exception of certain immaterial claims by Plaintiff that were upheld and for which the Court ordered the payment of a nominal amount in damages by us to the former shareholders of Proficient. This payment will not have a material impact on our ongoing operations. This amount is included in Goodwill on our June 30, 2012 balance sheet.

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid; that case was transferred to the Eastern District of Wisconsin on October 25, 2011, based on a joint motion filed by the parties. On July 5, 2011, Lodsys countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleged that we infringe two of the patents involved in the co-pending declaratory judgment case, and sought damages for past infringement, and an injunction against future infringement. In July 2012, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement will not have a material impact on our ongoing operations. In August 2012, the parties filed notices of dismissal with prejudice of all pending claims asserted in both litigations, which the parties expect will be endorsed by the courts in August 2012, thereby dismissing with prejudice all claims in these litigations involving us.

On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers. On March 13, 2012, we amended our complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against us asserting infringement of the same three patents. Pursuant to a June 1, 2012 Scheduling Order entered by the Court, trial in this matter will begin on or after September 8, 2014. Although we currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period.

We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

From time to time, we are involved in other legal proceedings arising in the ordinary course of its business, which may arise from, among other things, direct legal claims brought by or against us, or from claims brought against our customers for which we have a contractual indemnification obligation.

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly and annual results; potential fluctuations in litigation, transaction-related and other costs; costs associated with our international expansion; the adverse effect that the economic downturn may have on our business and results of operations; competition in the real-time sales, marketing, customer service and online engagement solutions market; our ability to retain existing customers and attract new customers; risks related to new regulatory or other legal requirements that could materially impact our business; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound and Euro; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; responding to rapid technological change and changing customer preferences; our ability to retain key personnel and attract new personnel; risks related to the ability to successfully integrate past or potential future acquisitions; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; and risks related to our common stock being traded on more than one securities exchange, which may result in additional variations in the trading price of our common stock. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 13, 2012.

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of Look.io completed in the second quarter ended June 30, 2012, the Company issued an aggregate of 139,939 shares of common stock to the equity holders of a target company as a portion of the consideration for all of the outstanding equity of the target company. A portion of the shares were placed in escrow as partial security for indemnification obligations of such holders and a portion of the shares are subject to continuing service obligations to us by certain equity holders of the target company.  The issuance of the shares was made in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors:  (i) the number of offerees, (ii) the absence of general solicitation, (iii) representations obtained from the equity holders of the target company relative to their accreditation and/or sophistication (alone or when taken together with their purchaser representative, as applicable) and/or their relationship to the company, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the equity holders of the target company being issued common stock of the Company.]

On May 14, 2010, our Board of Directors approved a stock repurchase program through June 30, 2012. Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $10.0 million. As of June 30, 2012, approximately $6.4 million remained available for purchases under the program.

There were no repurchases of our common stock under our stock repurchase program during the three months ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITME 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIVEPERSON, INC. (Registrant)

Date: August 8, 2012	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

Date: August 8, 2012	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

