Form 10-Q
period 2012-09-30
LIVEPERSON INC
filed 2012-11-09
CIK 1102993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

or

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

As of November 2, 2012, 55,868,192 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.

SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$103,284	$93,278
Accounts receivable, net of allowance for doubtful accounts of $708 and $688 as of September 30, 2012 and December 31, 2011, respectively	22,825	20,999
Prepaid expenses and other current assets	6,921	5,390
Deferred tax assets, net	2,588	2,342
Total current assets	135,618	122,009
Property and equipment, net	16,124	13,879
Intangibles, net	12,367	1,095
Goodwill	26,572	24,090
Deferred tax assets, net	3,621	2,829
Deferred implementation costs, net of current	215	247
Security deposits	551	356
Other assets	1,465	1,546
Total assets	$196,533	$166,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,908	$8,258
Accrued expenses	14,056	12,019
Deferred revenue	6,752	5,378
Total current liabilities	30,716	25,655
Deferred revenue, net of current	1,152	1,152
Other liabilities	1,465	1,546
Total liabilities	33,333	28,353

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 55,845,337 shares issued and outstanding at September 30, 2012 and 54,090,344 shares issued and outstanding at December 31, 2011	56	54
Additional paid-in capital	246,906	226,113
Accumulated deficit	(83,272)	(88,135)
Accumulated other comprehensive loss	(490)	(334)
Total stockholders’ equity	163,200	137,698
Total liabilities and stockholders’ equity	$196,533	$166,051

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$39,670	$34,347	$114,934	$96,581
Operating expenses:
Cost of revenue	9,036	8,368	25,450	25,148
Product development	8,005	5,266	21,881	14,658
Sales and marketing	12,713	9,907	36,820	28,146
General and administrative	7,316	5,689	22,784	15,037
Amortization of intangibles	11	11	98	32
Total operating expenses	37,081	29,241	107,033	83,021
Income from operations	2,589	5,106	7,901	13,560
Other income (expense):
Financial income (expense)	22	(780)	99	(418)
Interest income	19	18	56	48
Total other income (expense), net	41	(762)	155	(370)
Income before provision for income taxes	2,630	4,344	8,056	13,190
Provision for income taxes	1,030	1,609	3,193	5,028
Net income	$1,600	$2,735	$4,863	$8,162
Basic net income per common share	$0.03	$0.05	$0.09	$0.16
Diluted net income per common share	$0.03	$0.05	$0.09	$0.15
Weighted average shares outstanding used in basic net income per common share calculation	55,688,824	53,109,824	55,087,109	52,642,700
Weighted average shares outstanding used in diluted net income per common share calculation	57,760,868	55,736,089	56,987,302	55,240,235

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

5

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,600	$2,735	$4,863	$8,162
Foreign currency translation adjustment	(200)	25	(156)	(4)
Comprehensive income	$1,400	$2,760	$4,707	$8,158

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,863	$8,162
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,646	4,951
Depreciation	5,170	4,929
Amortization of intangibles	294	953
Deferred income taxes	(1,325)	(58)
Provision for doubtful accounts, net	20	230

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,846)	(3,434)
Prepaid expenses and other current assets	(1,617)	2,080
Deferred implementation costs	31	(66)
Security deposits	(193)	146
Other assets	—	116
Accounts payable	1,129	470
Accrued expenses	2,121	(1,881)
Deferred revenue	1,373	849
Net cash provided by operating activities	17,666	17,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(6,919)	(6,156)
Acquisition of Look.io, net of cash acquired	(900)	—
Acquisition of Amadesa technology assets	(10,798)	—
Acquisition of Proficient	(77)	(75)
Net cash used in investing activities	(18,694)	(6,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	2,607	1,447
Proceeds from issuance of common stock in connection with the exercise of options	8,557	6,886
Net cash provided by financing activities	11,164	8,333
Effect of foreign exchange rate changes on cash and cash equivalents	(130)	(23)
Net increase in cash and cash equivalents	10,006	19,526
Cash and cash equivalents at the beginning of the period	93,278	61,336
Cash and cash equivalents at the end of the period	$103,284	$80,862

Supplemental disclosure of non-cash investing activities:

During the nine months ended September 30, 2012, the Company issued 109,517 shares of common stock, valued at $1,984, in connection with the acquisition of Look.io on June 13, 2012.

Cash flows from investing activities for the nine months ended September 30, 2012 and September 30, 2011 does not include the purchase of approximately $1,952 and $676, respectively, of capitalized equipment related to the Company’s co-location facilities because the corresponding invoices are included in accounts payable for the corresponding nine month period, and therefore did not have an impact on cash flows.

During the nine months ended September 30, 2012 and 2011, total net cash paid for income taxes was $1,556 and $1,804, respectively.

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

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2012, and the consolidated results of operations, comprehensive income and cash flows for the interim periods ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$428	$212	$1,130	$758
Product development expense	807	417	2,206	1,299
Sales and marketing expense	822	427	2,113	1,206
General and administrative expense	795	680	2,197	1,688
Total stock based compensation included in operating expenses	$2,852	$1,736	$7,646	$4,951

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2012 was $8.78 and $8.23, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2011 was $5.91 and $6.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.58% - 0.62%	0.9% - 1.5%	0.58% - 0.87%	0.9% - 3.7%
Expected life (in years)	5.0	5.0	5.0	5.0

Historical volatility	59.7% - 60.3%	60.1% - 60.6%	59.7% - 60.8%	60.1% - 61.5%

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2012, approximately 11,237,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2012). As of September 30, 2012, there was approximately $42,178 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of September 30, 2012, approximately 880,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2012).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2011	8,843,413	$7.91
Options granted	3,147,200	16.24
Options exercised	(1,578,890)	5.05
Options cancelled	(523,973)	9.82
Options outstanding at September 30, 2012	9,887,750	10.92
Options exercisable at September 30, 2012	3,074,922	$6.41

The total value of stock options exercised during the nine months ended September 30, 2012 was approximately $15,792. The total intrinsic value of options exercisable at September 30, 2012 was approximately $35,564. The total intrinsic value of nonvested options at September 30, 2012 is approximately $35,222. The total intrinsic value of all outstanding options at September 30, 2012 is $70,786.

A summary of the status of the Company’s nonvested shares as of December 31, 2011, and changes during the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2011	6,038,014	$5.04
Granted	3,147,200	8.23
Vested	(1,853,038)	4.40
Cancelled	(519,348)	5.22
Nonvested Shares at September 30, 2012	6,812,828	$6.71

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

Diluted net income per common share for the three and nine months ended September 30, 2012 includes the effect of options to purchase 5,413,038 and 5,015,988 shares, respectively, of common stock with a weighted average exercise price of $7.20 and $6.82, respectively. Diluted net income per common share for the three and nine months ended September 30, 2011 includes the effect of options to purchase 6,385,454 and 6,186,954 shares, respectively, of common stock with a weighted average exercise price of $4.85 and $4.73, respectively.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic	55,688,824	53,109,824	55,087,109	52,642,700
Effect of assumed exercised options	2,072,044	2,626,265	1,900,193	2,597,535
Diluted	57,760,868	55,736,089	56,987,302	55,240,235

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

Summarized financial information by segment for the three months ended September 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$33,245	$—	$33,245	$—
Hosted services - Consumer	3,577	—	—	3,577
Professional services	2,848	—	2,848	—
Total revenue	39,670	—	36,093	3,577
Cost of revenue	9,036	—	8,539	497
Sales and marketing	12,713	—	11,502	1,211
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	15,321	15,321	—	—
Operating income (loss)	$2,589	$(15,321)	$16,041	$1,869

Summarized financial information by segment for the three months ended September 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$29,171	$—	$29,171	$—
Hosted services - Consumer	3,561	—	—	3,561
Professional services	1,615	—	1,615	—
Total revenue	34,347	—	30,786	3,561
Cost of revenue	8,368	—	7,447	921
Sales and marketing	9,907	—	8,390	1,517
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	10,955	10,955	—	—
Operating income (loss)	$5,106	$(10,955)	$14,938	$1,123

Revenues attributable to domestic and foreign operations for the three months ended September 30, 2012 and 2011, follows:

	September 30,
	2012	2011
United States	$29,531	$25,873
United Kingdom	5,898	4,958
Other countries	4,241	3,516
Total revenue	$39,670	$34,347

Summarized financial information by segment for the nine months ended September 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$96,634	$—	$96,634	$—
Hosted services - Consumer	11,387	—	—	11,387
Professional services	6,913	—	6,913	—
Total revenue	114,934	—	103,547	11,387
Cost of revenue	25,450	—	23,845	1,605
Sales and marketing	36,820	—	32,616	4,204
Amortization of intangibles	98	—	98	—
Unallocated corporate expenses	44,665	44,665	—	—
Operating income (loss)	$7,901	$(44,665)	$46,988	$5,578

Summarized financial information by segment for the nine months ended September 30, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services - Business	$81,493	$—	$81,493	$—
Hosted services - Consumer	10,954	—	—	10,954
Professional services	4,134	—	4,134	—
Total revenue	96,581	—	85,627	10,954
Cost of revenue	25,148	—	22,322	2,826
Sales and marketing	28,146	—	23,527	4,619
Amortization of intangibles	32	—	32	—
Unallocated corporate expenses	29,695	29,695	—	—
Operating income (loss)	$13,560	$(29,695)	$39,746	$3,509

Revenues attributable to domestic and foreign operations for the nine months ended September 30, 2012 and 2011, follows:

	September 30,
	2012	2011
United States	$86,909	$73,820
United Kingdom	16,017	12,953
Other countries	12,008	9,808
Total revenue	$114,934	$96,581

Long-lived assets by geographic region follows:

	September 30, 2012	December 31, 2011
United States	$34,378	$28,626
Israel	23,750	13,167
United Kingdom	2,787	2,249
Total long-lived assets	$60,915	$44,042

(G)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Look.io acquisition (see Note 3)	2,405	2,405	—
Contingent earnout payments (see Note 3)	77	77	—
Balance as of September 30, 2012	$26,572	$18,548	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments (see Note 3)	75	75	—
Balance as of December 31, 2011	$24,090	$16,066	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of September 30, 2012
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$17,765	3.8 years	$5,738
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	135
Other	235	3.0 years	235
Total	$21,915		$9,548

	As of December 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,474
Customer contracts	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	105
Other	235	3.0 years	235
Total	$10,349		$9,254

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $140 and $294 for the three and nine months ended September 30, 2012, respectively, and $318 and $953 for the three and nine months ended September 30, 2011, respectively. Estimated amortization expense for the next five years is: $141 in 2012, $3,261 in 2013, $3,196 in 2014, $2,870 in 2015, $2,743 in 2016 and $156 thereafter.

(H)  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its consolidated financial statements.

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

(2)  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2012	December 31, 2011

Computer equipment and software	$36,023	$30,182
Furniture, equipment and building improvements	5,930	4,356
	41,953	34,538
Less accumulated depreciation	25,829	20,659
Total	$16,124	$13,879

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011

Payroll and other employee related costs	$7,336	$6,435
Professional services and consulting and other vendor fees	5,999	4,686
Sales commissions	378	446
Other	343	452
Total	$14,056	$12,019

(3)  ACQUISITIONS

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

Amadesa Ltd.

On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10,301. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset was allocated to “Intangibles, net” on the Company’s September 30, 2012, balance sheet and will be amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred in the nine months ended September 30, 2012 were approximately $497 and are included in “Intangibles, net” on the Company’s September 30, 2012, balance sheet.

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

The purchase price was approximately $2,884, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $1,984, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $900. Total acquisition costs incurred in the nine months ended September 30, 2012 were approximately $157 and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition did not have a material impact on the Company’s reported operating results. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn additional compensation by achieving an employment milestone. The Company is accruing this contingent compensation ratably over the requisite employment period.

Management’s allocation of the purchase price in connection with the Look.io acquisition is as follows:

Intangible assets (technology)	$767
Goodwill	2,405
3,172
Deferred tax liability	(288)
Total purchase price consideration	$2,884

(4)  FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC 820-10, Fair Value Measurements, for financial assets and liabilities. This ASC defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This ASC indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2012 was approximately $1,972 and $5,317, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2011 was approximately $1,613 and $5,078, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $182 and $545 of employer matching contributions for the three and nine months ended September 30, 2012, respectively. Salaries and related expenses include $135 and $431 of employer matching contributions for the three and nine months ended September 30, 2011, respectively.

(6)  LEGAL MATTERS

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid; that case was transferred to the Eastern District of Wisconsin on October 25, 2011, based on a joint motion filed by the parties. On July 5, 2011, Lodsys countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleged that the Company infringes two of the patents involved in the co-pending declaratory judgment case, and sought damages for past infringement, and an injunction against future infringement. In July 2012, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement did not have a material impact on the Company’s ongoing operations. All pending claims asserted in both litigations were dismissed with prejudice by the parties in August 2012, ending the Company’s involvement in those cases.

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

On September 14, 2012, Community United IP, LLC filed a patent infringement case against the Company, along with co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by the Company, in the District of Delaware. Defendants’ answers or other pleadings responding to the complaint are currently due on November 8, 2012. The Company currently does not expect that the outcome of this matter will have a material adverse effect on its financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period.

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

(7) SUBSEQUENT EVENT

On November 6, 2012, the Company signed a definitive agreement to acquire ENGAGE Pty Ltd., an Australian provider of cloud-based customer contact solutions. LivePerson will pay cash at the closing and potentially issue shares of its common stock if certain financial performance targets during the twelve months following the closing of the transaction are achieved.  The agreement contains customary representations, warranties and covenants of the parties as well as conditions to closing, including, among other things, receipt of third party consents.  The acquisition is expected to close by the end of November 2012.  This transaction will be accounted for as a business combination. The Company has not yet completed the accounting for the acquisition; however, management expects that the majority of the purchase price will be allocated to goodwill and other identifiable intangible assets.

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

.

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise and midmarket sales agents. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•	Introducing New Products and Capabilities. We continue to invest in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments have initially been focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

THIRD QUARTER 2012

Financial overview of the three months ended September 30, 2012 compared to the three months ended September 2011:

•	Total revenue increased 16% to $39.7 million from $34.3 million.

•	Revenue from our Business segment increased 17% to $36.1 million from $30.8 million.

•	Gross profit margin increased to 77% from 76%.

•	Operating expenses increased 27% to $37.1 million from $29.2 million.

•	Net income decreased 41% to $1.6 million from $2.7 million.

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

As of September 30, 2012, there was approximately $42.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2012 and 2011. One customer accounted for approximately 16% and 18% of accounts receivable as of September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

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

In the third quarter of 2012, we determined that it is not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We elected early adoption of this update and it had no impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 91% and 90% of total revenue for the three and nine months ended September 30, 2012, respectively. Revenue attributable to our monthly hosted Business services accounted for 92% and 93% of total Business revenue for the three and nine months ended September 30, 2012, respectively. Revenue from our Business segment accounted for 90% and 89% of total revenue for the three and nine months ended September 30, 2011, respectively. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the three and nine months ended September 30, 2011, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. This lag has recently ranged from 30 to 90 days.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 9% and 10% of total revenue for the three and nine months ended September 30, 2012, respectively. Revenue generated from online transactions between Experts and Users accounted for approximately 10% and 11% of total revenue for the three and nine months ended September 30, 2011, respectively.

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

During the nine months ended September 30, 2012, we increased our allowance for doubtful accounts by $20,000 to $708,000, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and nine months ended September 30, 2012 and 2011 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense related to ASC 718-10	$2,852	$1,736	$7,646	$4,951
Total	$2,852	$1,736	$7,646	$4,951

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

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue - Business. Revenue increased by 17% and 21% to $36.1 million and $103.5 million in the three and nine months ended September 30, 2012, respectively, from $30.8 million and $85.6 million in the comparable periods in 2011. This increase is primarily attributable to increased revenue from existing customers in the amount of approximately $2.6 million and $9.4 million, respectively, net of cancellations and, to a lesser extent, to new customers in the amount of approximately $1.6 million and $6.1 million, respectively, and an increase in professional services revenue of approximately $1.2 million and $2.7 million, respectively. Our revenue growth has typically been driven by a mix of revenue from new customers as well as expansion of existing customers.

Revenue - Consumer. Revenue remained flat at $3.6 million in the three months ended September 30, 2012 as compared to the comparable period in 2011. Revenue increased by 4% to $11.4 million in the nine months ended September 30, 2012, from $11.0 million in the comparable period in 2011.  This increase is primarily attributable to an increase in gross revenue as a result of increased chat minutes.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure and allocated occupancy costs and related overhead. Cost of revenue increased by 15% and 7% to $8.5 million and $23.8 million in the three and nine months ended September 30, 2012, respectively, from $7.4 million and $22.3 million in the comparable periods in 2011. The increase is primarily attributable to an increase in compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $860,000 and $1.4 million, respectively, and an increase for primary and backup server facilities and allocated overhead related costs of supporting our server and network infrastructure of approximately $275,000 and $196,000, respectively.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 31% and 43% to $497,000 and 1.6 million in the three and nine months ended September 30, 2012, respectively from $921,000 and $2.8 million in the comparable periods in 2011. This decrease is attributable to the fact that the intangible assets related to the Kasamba acquisition were fully amortized in 2011.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software. Product development costs increased by 52% and 49% to $8.0 million and $21.9 million in the three and nine months ended September 30, 2012, respectively, from $5.3 million and $14.7 million in the comparable periods in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $2.5 million and $6.3 million, respectively and to a lesser extent an increase in outsourced labor expense of approximately $243,000 and $811,000, respectively as a result of testing new versions of our software. The increase relates to our continued efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 37% to $11.5 million in the three months ended September 30, 2012, from $8.4 million in the comparable period in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $3.1 million. Sales and marketing expenses increased by 39% to $32.6 million in the nine months ended September 30, 2012, from $23.5 million in the comparable period in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $7.6 million and an increase in advertising and public relations expenses in the amount of approximately $1.4 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 20% and 9% to $1.2 million and $4.2 million in the three and nine months ended September 30, 2012, respectively, from $1.5 million and $4.6 million in the comparable periods in 2011. This decrease is primarily attributable to a decrease in compensation and related costs and allocated overhead for marketing personnel in the amount of approximately $306,000 and $460,000 respectively.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 29% to $7.3 million in the three months ended September 30, 2012 from $5.7 million in the comparable period in 2011. This increase is primarily attributable to an increase in compensation and related expenses for additional and existing personnel in the amount of approximately $926,000, and an increase in legal, recruiting and related costs, other professional fees and rent in the amount of approximately $693,000. General and administrative expenses increased by 52% to $22.8 million in the nine months ended September 30, 2012 from $15.0 million in the comparable period in 2011. This increase is primarily attributable to increases in accounting and legal costs related to acquisitions and litigation in the amount of approximately $2.9 million, increases in other professional fees in the amount of approximately $1.3 million and increases in costs related to additional and existing personnel in the amount of approximately $3.3 million.

Amortization of Intangibles. Amortization expense was $11,000 in the three months ended September 30, 2012 and relates to the purchase of patents in August 2009. Amortization expense was $98,000 in the nine months ended September 30, 2012 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and to the purchase of patents in August 2009. Amortization expense was $11,000 and $32,000 in the three and nine months ended September 30, 2011, respectively, and relates to the purchase of patents in August 2009. The increase is attributable to the acquisition costs recorded as a result of our acquisition of NuConomy in April 2010. Additional amortization expense in the amount of $195,000 and $921,000 are included in cost of revenue for the nine months ended September 30, 2012 and the comparable period 2011, respectively. Amortization expense is expected to be approximately $600,000 in the year ended December 31, 2012.

Other Income (Expense). Financial income was $22,000 and $99,000 in the three and nine months ended September 30, 2012, respectively. Financial expense was $780,000 and $418,000 in the three and nine months ended September 30, 2011, respectively. Financial income and expense is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $19,000 and $56,000 in the three and nine months ended September 30, 2012, compared to $18,000 and $48,000 in the comparable periods in 2011, respectively, and consists of interest earned on cash and cash equivalents.

Provision for Income Taxes.   Our effective tax rate was 39.2% and 39.6% for the three and nine months ended September 30, 2012, respectively, resulting in a provision for income taxes of $1.0 million and $3.2 million in the three and nine months ended September 30, 2012, respectively. Our effective tax rate was 37% and 38% for the three and nine months ended September 30, 2011, respectively, resulting in a provision for income taxes of $1.6 million and $5.0 million in the comparable periods in 2011, respectively.

Net Income. We had net income of $1.6 million in the three months ended September 30, 2012, as compared to net income of $2.7 million in the comparable period in 2011. Revenue increased by $5.3 million, while operating expenses increased by $7.8 million, other expense decreased $803,000, and provision for income taxes decreased $579,000, contributing to a net decrease in net income of approximately $1.1 million. We had net income of $4.9 million in the nine months ended September 30, 2012, as compared to net income of $8.2 million in the comparable period in 2011. Revenue increased by $18.3 million, while operating expenses increased by $24.0 million, other expense decreased $524,000, and provision for income taxes decreased $1.8 million, contributing to a net decrease in net income of approximately $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had approximately $103.3 million in cash and cash equivalents, an increase of approximately $10.0 million from December 31, 2011. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the acquisitions of Look.io and Amadesa and the purchases of fixed assets related to the build-out of our co-location facility. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $17.7 million for the nine months ended September 30, 2012 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and prepaid expenses. Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2011 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, and to decreases in prepaid expenses and other current assets and an increase in deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued expenses.

Net cash used in investing activities was $18.7 million in the nine months ended September 30, 2012, and was due primarily to our purchase of technology assets from Amadesa, our acquisition of Look.io, and the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $6.2 million in the nine months ended September 30, 2011, and was due primarily to the build-out of new office space in New York and Israel, and to a lesser extent, to purchases of fixed assets for our co-location facilities.

Net cash provided by financing activities was $11.2 million for the nine months ended September 30, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees, and, to a lesser extent the excess tax benefit from the exercise of employee stock options. Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and, to a lesser extent the excess tax benefit from the exercise of employee stock options.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs.  Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002. As of September 30, 2012, we had an accumulated deficit of approximately $83.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2012 was approximately $2.0 million and $5.3 million, respectively, and approximately $1.6 million and $5.1 million for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, our principal commitments were approximately $21.0 million under various operating leases, of which approximately $2.2 million is due in 2012. We currently expect that our principal commitments for the year ending December 31, 2012 will not exceed $8.0 million in the aggregate.

Our contractual obligations at September 30, 2012 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$21,012	$2,235	$12,927	$4,115	$1,735
Total	$21,012	$2,235	$12,927	$4,115	$1,735

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended September 30, 2012, the U.S dollar depreciated approximately .3% as compared to the NIS. During the nine months ended September 30, 2012, the U.S dollar appreciated approximately 2% as compared to the NIS. During the nine month period ended September 30, 2012, expenses generated by our Israeli operations totaled approximately $30.1 million. We do not currently hedge our foreign currency risk exposure.  We actively monitor the movement of the U.S. dollar against the NIS and U.K. pound and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar and the functional currency of our operations in the United Kingdom is the U.K. pound.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2012, we increased our allowance for doubtful accounts $20,000 to $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During the nine months ended September 30, 2011, we increased our allowance for doubtful accounts $230,000 to $791,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $628,000. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid; that case was transferred to the Eastern District of Wisconsin on October 25, 2011, based on a joint motion filed by the parties. On July 5, 2011, Lodsys countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleged that we infringed two of the patents involved in the co-pending declaratory judgment case, and sought damages for past infringement, and an injunction against future infringement. In July 2012, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement did not have a material impact on our ongoing operations. All pending claims asserted in both litigations were dismissed with prejudice by the parties in August 2012, ending our involvement in those cases.

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

On September 14, 2012, Community United IP, LLC filed a patent infringement case against us, along with co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by us, in the District of Delaware. Defendants’ answers or other pleadings responding to the complaint are currently due on November 8, 2012. We currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our operating results or cash flows in a particular period

We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

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

None.

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

LIVEPERSON, INC.
(Registrant)

Date: November 9, 2012	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

Date: November 9, 2012	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

