Form 10-K
period 2012-12-31
LIVEPERSON INC
filed 2013-03-01
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☒        Accelerated filer ☐       Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $966,831,842 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.

On February 25, 2013, 55,845,293 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed not later than April 30, 2013, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

Overview

LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a leading provider of online engagement solutions offering a cloud-based platform which enables businesses to proactively connect with consumers through chat, voice, and content delivery, across multiple channels and screens, including websites, social media, and mobile devices. Our engagements are driven by intelligence derived from a broad set of consumer and business data, including historical, behavioral, operational, and third party data. Each engagement is based on proprietary analytics and a real-time understanding of consumer needs and business objectives. LivePerson’s products, coupled with our domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — by increasing sales, as well as consumer satisfaction and loyalty ratings for our customers, while also enabling them to reduce consumer service costs.

LivePerson monitors and analyzes a valuable set of online consumer behavioral data on behalf of our customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through actions on our customer’s website, and even into a shopping cart and an executed sale, this data enables us to develop unique insights into consumer behavior during specific transactions and within a customer’s user base. Based on our internal measures, on average during 2012, we monitored approximately 1.8 billion visitor sessions per month across our customers’ websites. Currently this session data is primarily used to proactively engage consumers in order to increase online conversion rates and average order values, and we continue to invest in products that can leverage the value of this data to provide new and innovative solutions for our customers in the future.

More than 8,500 companies, including Cisco, Hewlett-Packard, IBM, Microsoft, Verizon, Sky, Walt Disney, PNC, QVC and Orbitz, employ our technology to keep pace with rising consumer expectations for service and relevance through the online channel. LivePerson has unique insight into consumer behavior, which we offer our customers through our intelligent engagement products and our consulting services.

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

As a “cloud computing” or software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership, scalability, cost predictability and simplified upgrades. Organizations that adopt multi-tenant architecture that is fully hosted and maintained by LivePerson eliminate the majority of the time, server infrastructure costs and IT resources required to implement, maintain and support traditional on-premise software. According to a recent study by Forrester Research, 31% of companies are moderate to heavy users of SaaS software and 68% of larger companies have begun adopting SaaS software solutions.

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

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on The Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with offices in Atlanta, London, Melbourne, San Francisco, Santa Monica and Tel Aviv.

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

The rise of online video and social media has stimulated Internet advertising spending, which is projected to exceed $105 billion in 2014, according to J.P. Morgan. Furthermore, according to a 2012 Forrester Research survey of online adults that use customer service, 43% of U.S. consumers used chat for customer service, which increased from 30% that used chat for customer service in 2009. Chat adoption has increased to roughly one in three seniors and has risen to more than half of online consumers ages 18 to 32. At 63%, chat has the highest satisfaction rate among all online customer service channels in the Forrester survey.

According to an eConsultancy 2012 report, for every $92 spent by retailers to attract a visitor to their website, approximately $1 is spent on efforts to convert each visitor. We believe that conversion rates can be improved through optimized onsite engagement, and that this represents an opportunity for our engagement solutions, both onsite and in mobile channels.

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

We also believe that demographic shifts favor LivePerson’s current and planned offerings. According to a Forrester Research survey, members of Generation Y are dedicated consumers of online content and wide adopters of social support; most use multiple technologies for online communications such as email, social networking and text messaging, and create and share user-generated content. Survey results indicated that, in 2012, 47% of Generation Y consumers had used a forum or community for social support. Forrester also indicated that this demographic is demanding, with high expectations for the services they purchase via the Web which may in turn accelerate the demand for LivePerson’s online, real-time customer engagement solutions.

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

Expanding the Engagement Tools and Capabilities We Provide to Our Customers.   We have created, and will continue to create, new proprietary applications and also provide third-party tools and capabilities through our partner eco-system. Today, our customers intelligently engage with approximately two percent of their website visitors via chat. As part of our strategy, we are striving to provide our customers with the ability to intelligently engage a greater proportion of their website visitors in new ways, such as with the delivery of personalized content and the use of voice and video. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. These include partners that augment the data used in our rules engine, provide complementary services, such as translation and virtual agents, and partners that expand our reach to social and mobile channels. At the end of 2012, we had approximately 30 partners in our eco-system and we continue to see growing adoption of these third-party applications by our customer base.

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

Expanding our International Presence.   During 2012, we continued our investment in direct sales and services personnel to expand our customer base in the United Kingdom and Western Europe, including expansion within several of the largest financial services and telecommunications companies in this region. We currently plan to continue to invest in our operations in this region in 2013. In the fourth quarter of 2012, we acquired our Australian reseller partner Engage Pty Ltd. (“Engage”) to enhance our ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Engage has been a reseller of LivePerson solutions for several years, in addition to having its own successful hosted contact center solutions, which complement LivePerson's offerings. We continue to evaluate partnership opportunities and sales and marketing strategies to support further expansion into the Asia-Pacific region.

Continuing to Build Brand Recognition.   As a pioneer of real-time, intelligent engagement, LivePerson enjoys strong brand recognition and credibility. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for online engagement tools. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers. When a consumer engages in a text-based chat on a customer’s website, our brand name is usually displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness for our solutions.

Increasing the Value of Our Service to Our Customers.   We regularly add both new products and services, and new features and functionality to our existing services to further enhance value to our customers. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. We continue to enhance our reporting, analysis and administrative tools as part of our overall portfolio of services, as well as our ability to capture, analyze and report on the substantial amount of online activity data we collect on behalf of our customers to further our customers’ online strategies. Our customers may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics and pinpoint consumer engagement opportunities. Through these and other innovations, we intend to reinforce our value proposition to customers, which we believe will result in additional revenue from new and existing customers over time.

Evaluating Strategic Alliances and Acquisitions When Appropriate.   We have successfully integrated several acquisitions over the past decade, including three in 2012. In addition to our acquisition of Engage referenced above, we acquired mobile engagement start-up LookIO, Inc. (“LookIO) in June 2012 and the technology and intellectual property assets of Israel-based start-up, Amadesa, Ltd. (“Amadesa”), in May 2012. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic alliances or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic alliances.

Products and Services

LivePerson’s hosted platforms support and manage intelligent, real-time online interactions for businesses. Our business-to-business services are all managed from a single agent desktop. By supplying a complete, unified consumer history, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.

LiveEngage. LiveEngage, LivePerson’s hosted engagement platform delivers actionable insights, empowering businesses to get the most out of their existing digital platforms by intelligently engaging consumers based on a real-time understanding of consumer needs. By seamlessly integrating chat, voice, content, and video to create a multi-channel, multimedia engagement platform, LiveEngage combines sophisticated technology with robust business intelligence to produce compelling, measurable results for e-commerce, marketing, and contact center executives. LiveEngage combines real time on-site and off-site behavioral data with a broad set of consumer and business data, including historical, operational, demographic and third-party data enabling proprietary analytics to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle.

LiveEngage enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. LiveEngage also reduces costs in the contact center by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates (typically at a lower cost per engagement).

LP Chat.   LP Chat creates meaningful, real-time connections with consumers that result in higher conversion rates and superior experiences across the consumer lifecycle. LP Chat offers a reliable, secure and efficient way for businesses to connect with consumers wherever they are, including websites, social media, and mobile devices. Delivered through an open, integrated and scalable platform/architecture, LP Chat combines sophisticated technology with robust business intelligence to produce compelling, measurable results for e-commerce, marketing, consumer experience and contact center executives.

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

LivePerson Expert Platform.   LivePerson provides a marketplace platform where Users can chat live with independent Experts in a variety of categories.

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

No single customer accounted for or exceeded 10% of our total revenue in 2012.

Sales and Marketing

Sales

We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:

Direct Sales.   Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our customers’ strategic initiatives. Our sales and marketing-focused solutions are targeted at business executives whose primary responsibility is maximizing online consumer acquisition. These executives have a vested interest in improving conversion rates, increasing application completion rates and increasing average order value, as well as enhancing consumer satisfaction. The value proposition for our customer service-focused solutions appeals to professionals who hold both top and bottom line responsibility for consumer service and technical support functions within their organization, as well as enhancing consumer satisfaction. Our proactive service solution enables these organizations to provide effective consumer service by deflecting costly phone calls and emails to the more cost efficient chat channel. Our personalization solution is targeted at marketing and e-commerce professionals who are tasked with providing a personalized consumer experience to drive a multitude of business outcomes onsite. LivePerson supports any organization with a company-wide strategic initiative to improve the overall online consumer experience. Our sales methodology often begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective customer. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment, we transition to a program management model wherein we work hand-in-hand with the customer, providing detailed analyses, measurements and recommendations that help optimize their performance and ensure ongoing program success.

Indirect Sales.   Resources within our organization are focused on developing partnerships to generate revenues via referral partnerships and indirect sales through channel partners. By maximizing market coverage via partners who provide lead referrals and complementary products and services, we believe this channel supports revenue opportunities without incurring the costs associated with traditional direct sales.

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

Competition

The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. LivePerson’s business solutions compete directly with companies that facilitate real-time sales, email management, searchable knowledgebase applications and consumer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers, including SaaS providers such as Oracle RightNow (an Oracle company), Talisma, eGain and TouchCommerce. We believe that our long-standing relationships with customers, particularly at the enterprise level, and our online selling expertise, including knowledge of online consumer purchasing habits, sophisticated methodologies to efficiently engage online consumers and reporting capabilities that measure return on investment differentiate us from existing competitors. We believe that as the scope, size and sophistication of our customers’ requirements increase, our competitors’ relative strengths as compared to our offerings decline. We also face potential competition from Web analytics and online engagement service providers, and other enterprise software and SaaS solutions companies such as Adobe, Oracle, Google and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Genesys Telecommunications, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance. The most significant challenges facing any new market entrant include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a highly secure and scalable network infrastructure.

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

Network Architecture.   The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson customer. This network architecture is hosted in co-location facilities with redundant network connections, servers and other infrastructure, enabling superior availability. Our backup server infrastructure housed at separate locations provides our primary hosting facilities with effective disaster recovery capability. We maintain the highest level of compliance with standards such as SOC2 and PCI. For increased security, through a multi-layered approach, we use advanced firewall architecture and industry-leading encryption standards and employ third-party experts to further validate our systems’ security. We also enable our customers to further encrypt their sensitive data using more advanced encryption algorithms.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet and the management of customer and consumer data such as, but not limited to, laws and regulations relating to user privacy, freedom of expression, data privacy, electronic contracts, electronic payment, content and quality of products and services, taxation, advertising, information security and intellectual property rights. We post on our website our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices in an effort to comply with applicable laws. Interpretation of user privacy and data protection laws, and their application to the Internet in the U.S. and foreign jurisdictions, is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

Various U.S. and foreign jurisdictions impose laws regarding the collection and use of data. For instance, some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. So, if, for example, the scope of the previously mentioned “spyware” legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

Domestic and foreign governments are also considering restricting the collection and use of Internet visitor data more generally. For example, some jurisdictions, including the U.S., are considering whether the collection of even anonymous data may invade the privacy of web site visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.

Both existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products or services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including but not limited to fines or demands that we modify or cease existing business practices.

Businesses using our products may collect data from their web users, for example, when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted, and are considering adopting other, laws and regulations regarding the collection, use and disclosure of data obtained from consumers that currently affect or may affect our business customers. We use a variety of data security procedures and practices such as encryption and masking algorithms in an effort to protect information when transmitted over the Internet or stored, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us and our customers of regulatory compliance, and could negatively impact our business. For example, the European Union and many countries within the European Union have adopted privacy directives related to the collection, use and transfer of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. The U.S. Federal Trade Commission (the “FTC”) has also taken action against website operators who do not comply with their stated privacy policies. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our customers’ ability to use our products.

A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

•	proposed regulations regarding cybersecurity and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The FTC has also increased its enforcement actions against companies that fail to meet their privacy or data security commitments to consumers. Currently there are many proposals by lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and data security and breach notification procedures. Given that this is an evolving and unsettled area of regulation, any new significant restrictions or technological requirements imposed could have a negative impact on our business;

•	the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business;

•	the Child Online Protection Act and the Children’s Online Privacy Protection Act, respectively, restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect or use certain categories of information from children under 13. Currently, our consumer-facing site and services are currently intended for use by adults over 18 years of age; and

•	in January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our customers using our solutions will be permitted by spam filters to reach the intended recipients.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the U.S. The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

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

Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services have been and may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Employees

As of February 25, 2013, we had 748 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

Segments and Geographic Areas

Information about segment and geographic revenue is set forth in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information under the heading “Risk Factors” under the caption “Continuing expansion into international markets is important for our growth, and as we continue to expand internationally, we face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs or otherwise limit our growth.” For a discussion of revenue, net income and total assets, see Item 8 of this Annual Report on Form 10-K.

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

Although we have been profitable in each year since 2009, we may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

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

We compete directly with companies focused on technology that facilitates real-time sales, email management, searchable knowledgebase applications and customer service interaction. These markets remain fairly saturated with small companies that compete on price and features. We face significant competition from online interaction solution providers, including SaaS providers such as Talisma, eGain, TouchCommerce and Oracle Corporation. We also face potential competition from Web analytics and online engagement service providers, and other enterprise software and SaaS solutions companies such as Adobe, Oracle, Google and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Genesys Telecommunications, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance. Furthermore, many of our competitors offer a broader range of customer relationship management products and services than we currently offer. We may be disadvantaged and our business may be harmed if companies doing business online choose real-time sales, marketing and customer service solutions from such providers.

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

Our business services agreements typically have twelve month terms. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead customers to terminate our service. We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. If our retention rate declines, our revenue could decline unless we are able to obtain additional customers or alternate revenue sources. Because of the historically small amount of services sold in initial orders, we depend on the growth of our customer base and sales to new customers and sales of additional services to our existing customers.

New and developing regulatory or other legal requirements could materially impact our business.

We, and our customers, are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet such as, but not limited to, laws and regulations relating to user privacy, data privacy, content, advertising, electronic contracts, electronic payment, information security and intellectual property rights. We post on our web site our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices in an effort to comply with applicable laws. Interpretation of user privacy and data protection laws and their application to the Internet in the U.S. and foreign jurisdictions is ongoing. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.

Various U.S. and foreign jurisdictions impose laws regarding the collection and use of data. For instance, some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. So, if, for example, the scope of the previously mentioned “spyware” legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

Domestic and foreign governments are also considering restricting the collection and use of Internet visitor data more generally. For example, some jurisdictions, including the U.S., are considering whether the collection of even anonymous data may invade the privacy of Web site visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.

Businesses using our products may collect data from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted, and are considering adopting other laws and regulations regarding the collection, use and disclosure of data obtained from consumers that currently affect or may affect our business customers. We use a variety of data security procedures and practices such as encryption and masking algorithms in an effort to protect information when transmitted over the Internet or stored, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us and our customers of regulatory compliance, and could negatively impact our business. For example, European Union members have rules and regulations regarding the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere often can be uncertain, in conflict or in a state of flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices, in which case we could be subject to possible fines or an order requiring that we change our data practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our commercial interests.

A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

Proposed regulations regarding cybersecurity and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The FTC has also ratcheted up its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. Currently there are many proposals by lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and establish data security and breach notification procedures. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.

The Digital Millennium Copyright Act, or DMCA, has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws imposing liability on providers of online services for activities of their users and other third parties could harm our business.

The Child Online Protection Act and the Children’s Online Privacy Protection Act, respectively, restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect or use certain categories of information from children under 13.

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

Both existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or requirements that we modify or cease existing business practices.

Additionally, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the United States. The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

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

Although the functional currency of our Israeli subsidiaries is the U.S. dollar, as a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel has increased. In addition, the functional currency of our operations in the U.K. and Australia is the U.K. pound and the Australian dollar, respectively. Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could adversely affect our results of operations. Fluctuations in the value of the U.S. dollar relative to other foreign currencies affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. Currently, we are not a party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations for our international operations. We may seek to enter into hedging transaction in the future, but we may be unable to enter into those transactions successfully, on acceptable terms or at all. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

We could face additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally and/or as we expand into direct-to-consumer services.

In November 2012, we acquired Engage Pty Ltd. an Australian provider of cloud-based customer contact solutions. In May 2012, we acquired certain assets of Amadesa, Ltd., an Israeli-based website analytics company. In October 2007, we acquired Kasamba Inc., an Israeli-based provider of a platform for online, real-time expert advice. In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, we have established a sales, marketing and customer support presence in the United Kingdom in support of expansion efforts into Western Europe, and have integrated the United Kingdom operations of Proficient Systems into that office. There are risks related to doing business in international markets as well as in the online consumer market, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry standards and practices such as but not limited to security standards could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

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

We may be unable to attract, integrate or retain other highly qualified employees in the future. If our retention efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require in order to join our company.

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

During the past decade, we have completed acquisitions outside the United States. We have also continued to invest in expansion of operations in the United Kingdom, Europe, Israel, Australia and the broader Asia-Pacific region. Our ability to continue our international expansion involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

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

We have made several acquisitions during the past decade, including three in 2012. In May 2012, we acquired certain assets of Amadesa, Ltd., an Israeli-based website analytics company. In June 2012, we acquired LookIO, Inc., a U.S. provider of mobile chat technology. In November 2012, we acquired Engage, Pty Ltd, an Australia-based provider of hosted voice solutions and reseller of LivePerson online engagement solutions. In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

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

Failures or security breaches in our services, those of our third party providers, or in the websites of our customers, including those resulting from security vulnerabilities, defects or errors, could harm our business.

While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, computing device capabilities continue to evolve. This evolution enables more data and processes, such as mobile computing, potentially increasing the risk that security failures will occur. Our security measures may also be breached due to the intentional acts of outside third parties, employee malfeasance, error, or otherwise, allowing an unauthorized third party to gain access to our data, our users’ data or our customers’ data. Our products are inherently complex and may contain defects or errors that are detected only when the products are in use. Because our services are responsible for critical communication between our customers and consumers, security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.

We may be liable if third parties misappropriate personal data belonging to our customers’ Internet users.

The dialogue transcripts of the text-based chats and email interactions between our customers and Internet users may include personal data, such as contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ Internet users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. We could be subject to negligence claims or claims for misuse of personal data. These claims could result in litigation or government investigations, either of which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. The need to physically secure and securely transmit confidential information online has been a significant barrier to e-commerce and online communications. Any well-publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

We are dependent on technology systems and third-party content that are beyond our control.

The success of our services depends in part on our customers’ online services as well as the Internet connections of visitors to websites, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which has resulted in slower than normal response times to Internet user chat requests and messages and interruptions in service. Our services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our customers or Internet users may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant customer relations problems.

In addition, we rely in part on third-party service providers and other third parties for various services, including, but not limited, to Internet connectivity and network infrastructure hosting, security and maintenance. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our Web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our reputation and business could be harmed.

We also rely on the security of our third party providers to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ personal data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to legal claims for damages or injunctive relief under state, federal and foreign laws.

We also depend on third parties for hardware and software, and our consumer services depend on third parties for content. Such products and content could contain defects or inaccurate information. Problems arising from our use of such hardware or software or third party content could require us to incur significant costs or divert the attention of our technical or other personnel from our product development efforts or to manage issues related to content. To the extent any such problems require us to replace such hardware or software we may not be able to do so on acceptable terms, if at all.

Privacy concerns relating to the Internet could result in new legislation, negative public perception and/or user behavior that negatively affect our business.

We collect data from live online Internet user dialogues and enable our customers to capture and save information about their Internet user interactions. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies or similar technologies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting information which may be valuable to our customers. The foregoing could have a material adverse effect our business, results of operations and financial condition.

In addition, privacy concerns may cause Internet users to avoid online sites that collect such behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our customers may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that are often more strict than those in the United States. The United States has also adopted legislation which governs the collection and use of certain personal information, such as the Children’s Online Privacy Protection Act which directs the U.S. Federal Trade Commission to regulate the collection of data from children under the age of 13 on commercial websites. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental efforts may limit our customers’ ability to collect and use information about their interactions with their Internet users through our services. As a result, such laws and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

Claims could be made against online services companies under both U.S. and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, data breach, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

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

In addition to privacy legislation, any new legislation or regulation regarding the Internet, software sales or export and/or the Software-as-a-Service industry, and/or the application of existing laws and regulations to the Internet, software sales or export and/or the Software-as-a-Service industry could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we operate outside the U.S., the international regulatory environment relating to the Internet, software sales or export, and/or the Software-as-a-Service industry could have a material adverse effect on our business, results of operations and financial condition.

Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.

We are subject to the risk of claims alleging infringement of third-party proprietary rights against us or against our customers for use of our products. Certain of our customer contracts contain indemnification obligations requiring us to indemnify our customers from certain claims arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We face risks related to the technological capabilities of our services. We expect the number of interactions between our customers’ operators and Internet users over our system to increase significantly as we expand our customer base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets. If future versions of our software contain undetected errors, our business could be harmed. If third-party content is flawed, our business could be harmed. As a result of major software upgrades at LivePerson, our customer sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new Web hosting services. These problems, if not remedied, could harm our business.

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

During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.

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

Delays in our implementation cycles could have an adverse effect on our results of operations.

Certain of our products require some implementation services, including but not limited to, training our customers. We have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations, which could have an adverse effect on our results of operations.

In the past, we have experienced losses, we had an accumulated deficit of $81.8 million as of December 31, 2012 and we may incur losses in the future.

Although we have been profitable in each year since 2009, we may, in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012.

We recorded a net loss of $23.8 million for the year ended December 31, 2008. As of December 31, 2012, our accumulated deficit was approximately $81.8 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.

With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.

As of December 31, 2012, we had $103.3 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

We cannot assure our stockholders that our current or future stock repurchase programs will enhance/has enhanced long-term stockholder value and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.

On December 10, 2012, our Board of Directors approved a stock repurchase program through June 30, 2014. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $20.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of February 25, 2013, approximately $16.5 million remained available for purchases under the program.

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

Political, economic and military conditions in Israel could negatively impact our Israeli operations

Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2012, we had 381 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty in the region. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. In December 2008 and January 2009, Israel engaged in an armed conflict with Hamas, which involved civilian targets in various parts of Israel and negatively affected business conditions in Israel. A similar armed conflict between Israel and Hamas occurred in November 2012.

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

Our commercial insurance may not cover losses that could occur as a result of events associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. Armed conflicts or political instability in the region could negatively affect our business and could harm our results of operations.

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

We believe that our current cash and cash equivalents and cash generated from operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent that we require additional funds to support our operations or the expansion of our business, or to pay for acquisitions, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. In the past, we have obtained financing principally through the sale of preferred stock, common stock and warrants. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations, cash flows and financial condition.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as terrorism or computer viruses.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, other acts of nature, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, cyber-attacks or failures, pandemics or other public health crises, or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City and our largest office is located in Israel, each of which regions has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins, cyber-attacks or failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse affect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.

Risks Related to Our Industry

Future regulation of the Internet may slow our growth, resulting in decreased demand for our services and increased costs of doing business.

State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online. For example, these laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our services, which could reduce demand for our services.

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

Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations, in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in market valuations of publicly-traded companies in general and Internet and other technology companies in particular;

•	our announcements of significant customer contracts, acquisitions and our ability to integrate these acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our failure to complete significant sales;

•	additions or departures of key personnel;

•	future sales of our common stock;

•	changes in financial estimates by securities analysts; and

•	terrorist attacks against the United States, in Israel, or in the United Kingdom, the engagement in hostilities or an escalation of hostilities by or against the United States, Israel, or the United Kingdom, or the declaration of war or national emergency by the United States, Israel, or the United Kingdom.

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

Shares of our common stock are currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange (“TASE”). Trading in our common stock on these markets takes place in different currencies (U.S. dollars on the Nasdaq and NIS on the TASE), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.

Our stockholders who each own greater than five percent of the outstanding common stock and our named executive officers and directors will be able to influence matters requiring a stockholder vote.

Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our named executive officers and directors, in the aggregate, and as of December 31, 2012, beneficially own approximately 28.0% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 18,500 square feet at our headquarters location in New York City, under a lease expiring in April 2020. In March 2012, we modified our existing lease for additional office space of approximately 18,500 also expiring in April 2020. We also lease approximately 4,500 square feet of office space in San Francisco under a lease expiring in October 2013, and we lease approximately 1,800 square feet of office space in Santa Monica under a lease expiring in November 2015.

Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 68,000 square feet, under leases expiring in December 2015.

Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 9,000 square feet, under a lease expiring in November 2015.

Our wholly-owned subsidiary, LivePerson (UK) Ltd. maintains offices in Reading, United Kingdom of approximately 7,300 square feet, under a lease expiring in May 2019. We also maintain an office of approximately 500 square feet in London, United Kingdom under an agreement expiring in September 2014.

Our wholly-owned subsidiary, Engage Pty, Ltd. maintains offices in Melbourne, Australia of approximately 3,500 square feet, under a lease expiring in March 2014.

We also lease space for our primary and back-up hosting facilities at separate locations in the continental U.S. and Europe.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our operations for the foreseeable future.

Item 3. Legal Proceedings

On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers. On March 13, 2012, we amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against us asserting infringement of the same three patents. Pursuant to a June 1, 2012 Scheduling Order entered by the Court, trial in this matter will begin on or after September 8, 2014. We currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. Though it is reasonably possible that we will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against us and co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by us. On November 16, 2012, Community United filed an amended complaint, which Defendants answered on December 28, 2012. We currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered that could adversely affect our operating results or cash flows in a particular period. Though it is reasonably possible that we will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

On June 15, 2011, we filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that our products do not infringe four patents which Lodsys had previously asserted were infringed by our customers, as well as a declaratory judgment that those four patents are invalid; that case was transferred to the Eastern District of Wisconsin on October 25, 2011, based on a joint motion filed by the parties. On July 5, 2011, Lodsys countersued us and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleged that we infringe two of the patents involved in the co-pending declaratory judgment case, and sought damages for past infringement, and an injunction against future infringement. In July 2012, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement did not have a material adverse impact on our financial position, results of operations or cash flows. In August 2012, the parties filed notices of dismissal with prejudice of all pending claims asserted in both litigations, which the courts endorsed, thereby dismissing with prejudice all claims in these litigations involving us.

  We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.

From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with respect to intellectual property, contracts, employment and other matters, as well as claims brought against our customers for whom we have a contractual indemnification obligation. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosures related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to our financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The principal United States market on which our common stock is traded is The Nasdaq Global Select Market under the symbol LPSN. Our shares of common stock are also traded on the Tel Aviv Stock Exchange.

The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The Nasdaq Global Select Market:

	High	Low
Year ended December 31, 2012:
First Quarter	$17.32	$11.84
Second Quarter	$19.08	$14.89
Third Quarter	$19.49	$15.56
Fourth Quarter	$18.14	$12.03
Year ended December 31, 2011:
First Quarter	$12.67	$9.72
Second Quarter	$14.14	$10.46
Third Quarter	$14.71	$9.95
Fourth Quarter	$13.52	$9.22

Holders

As of February 25, 2013, there were approximately 174 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On December 10, 2012, our Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $20.0 million. We did not repurchase any of our common stock under our stock repurchase program during the quarter ended December 31, 2012. As of February 25, 2013, approximately $16.5 million remained available for purchases under the program.

Stock Performance Graph

The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2007 to December 31, 2012.

(2)	The graph assumes that $100 was invested at the market close on December 31, 2006 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2010, 2009 and 2008 and the related statements of operations for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012 and NuConomy in April 2010, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$157,409	$133,089	$109,862	$87,490	$74,655
Operating expenses:
Cost of revenue	35,579	33,195	29,640	21,076	20,307
Product development	30,051	20,222	15,711	12,111	12,899
Sales and marketing	49,614	38,884	32,835	27,355	26,124
General and administrative	31,606	21,044	17,077	13,417	13,042
Amortization of intangibles	218	109	259	745	1,407
Goodwill impairment	—	—	—	—	23,501
Total operating expenses	147,068	113,454	95,522	74,704	97,280
Income (loss) from operations	10,341	19,635	14,340	12,786	(22,625)
Other income (expense):
Financial income (expense)	305	(548)	(106)	(80)	(376)
Interest income	71	63	99	94	329
Total other income (expense), net	376	(485)	(7)	14	(47)
Income (loss) before provision for income taxes	10,717	19,150	14,333	12,800	(22,672)
Provision for income taxes	4,362	7,112	5,074	5,037	1,165
Net income (loss) attributable to common stockholders	$6,355	$12,038	$9,259	$7,763	$(23,837)
Basic net income (loss) per common share	$0.11	$0.23	$0.18	$0.16	$(0.50)
Diluted net income (loss) per common share	$0.11	$0.22	$0.18	$0.16	$(0.50)
Weighted average shares outstanding used in basic net income (loss) per common share calculation	55,292,597	52,876,999	50,721,880	47,962,688	47,428,251
Weighted average shares outstanding used in diluted net income (loss) per common share calculation	57,131,041	55,008,742	52,907,541	49,008,440	47,428,251

	December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$103,339	$93,278	$61,336	$45,572	$25,500
Working capital	100,593	96,354	61,600	39,996	19,924
Total assets	208,576	166,051	131,143	104,281	81,948
Total stockholders’ equity	170,243	137,698	104,643	81,137	63,583

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

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise and midmarket sales agents. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•	Introducing New Products and Capabilities. We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Australia, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

Financial Overview for the Three and Twelve Months Ended December 31, 2012

Financial overview of the three and twelve months ended December 31, 2012 compared to the comparable periods in 2011 are as follows:

•	Revenue increased 16% and 18% to $42.5 million and $157.4 million in the three and twelve months ended December 31, 2012, respectively from $36.5 million and $133.1 million in the comparable periods in 2011.

•	Revenue from our Business segment increased 18% and 20% to $38.8 million and $142.3 million in the three and twelve months ended December 31, 2012, respectively from $32.9 million and $118.6 million in the comparable periods in 2011.

•	Gross profit margin decreased to 76% from 78% in the three months ended December 31, 2012, from the comparable period in 2011. Gross profit margin increased to 77% from 75% in the twelve months ended December 31, 2012, from the comparable period in 2011.

•	Operating expenses increased 32% and 30% to $40.0 million and $147.1 million in the three and twelve months ended December 31, 2012, respectively from $30.4 million and $113.5 million in the comparable periods in 2011.

•	Financial income was $206,000 and $305,000 in the three and twelve months ended December 31, 2012, respectively. We incurred financial expense of $132,000 and $548,000 in the comparable periods in 2011. Financial income and expense is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel.

•

Net income decreased 62% to $1.5 million in the three months ended December 31, 2012 from net income of $3.9 million for the three months ended December 31, 2011. Net income decreased 47% to $6.4 million in the twelve months ended December 31, 2012 from net income of $12.0 million for the twelve months ended December 31, 2011.

•

Bookings increased 38% and 42% to $8.7 million and $29.7 million in the three and twelve months ended December 31, 2012, respectively, from $6.3 million and $20.9 million in the comparable periods in 2011. We include in our bookings metrics new contractual commitments from either new or existing midmarket and/or enterprise customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts or transaction-based services. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancelations, delays in implementations or otherwise.

•	Average deal size for new bookings in the three months ended December 31, 2012 was $49,000, with average deal size for new customers of $31,000 and average deal size for existing customers requesting additional products or expanded access to current products of $54,000. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

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

As of December 31, 2012, there was approximately $39.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Accounts Receivable

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2012, 2011 and 2010. One customer accounted for approximately 15% and 18% of accounts receivable at December 31, 2012 and 2011, respectively. We increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk.

A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Goodwill

In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

In the third quarter of 2012, we determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.

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

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply this amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU No. 2011-11 relates specifically to disclosures, it will not have an impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 90% of total revenue for the year ended December 31, 2012. Revenue from our Business segment accounted for 89% and 87% of total revenue for the years ended December 31, 2011 and 2010, respectively. Revenue attributable to our monthly hosted Business services accounted for 93% of total Business revenue for the year ended December 31, 2012. Revenue attributable to our monthly hosted Business services accounted for 94% of total Business revenue for the year ended December 31, 2011. Revenue attributable to our monthly hosted Business services accounted for 95% of total Business revenue for the year ended December 31, 2010. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.

Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 10% of total revenue for the year ended December 31, 2012. Revenue generated from online transactions between Experts and Users accounted for approximately 11% and 13% of total revenue for the years ended December 31, 2011 and 2010, respectively.

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

During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2011, we increased our allowance for doubtful accounts by $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense

The net non-cash compensation amounts for the years ended December 31, 2012, 2011 and 2010 consist of:

	2012	2011	2010
	(In Thousands)
Stock-based compensation expense related to ASC 718-10	$10,715	$6,771	$5,142
Total	$10,715	$6,771	$5,142

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

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenue — Business.  Revenue increased by 20% to $142.3 million for the year ended December 31, 2012, from $118.6 million for the year ended December 31, 2011. This increase is primarily attributable to revenue from existing customers who increased their use of our services in the amount of approximately $12.6 million, net of cancellations and, to a lesser extent, to revenue from new customers in the amount of approximately $8.6 million and an increase in professional services revenue of approximately $3.3 million. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expanding business from existing customers.

Revenue — Consumer.  Revenue increased by 4% to $15.1 million for the year ended December 31, 2012, from $14.5 million for the year ended December 31, 2011. This increase is primarily attributable to an increase in gross revenue as a result of increased chat minutes.

Cost of Revenue — Business.  Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 12% to $33.5 million in 2012, from $29.8 million in 2011. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $2.9 million, an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $387,000 as a result of increased revenue and an increase in amortization of intangibles of approximately $362,000 as a result of our acquisitions of Amadesa and LookIO in May 2012 and June 2012, respectively. A large portion of our customer service and network support staff are located in Israel. Accordingly our cost of revenue is impacted by currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel.

Cost of Revenue — Consumer.  Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue decreased by 37% to $2.1 million in 2012, from $3.4 million in 2011. This decrease is primarily attributable to the technology intangible asset related to the Kasamba acquisition that was fully amortized as of September 30, 2011.

Product Development.  Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software. Product development costs increased by 49% to $30.1 million in 2012, from $20.2 million in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $8.3 million and, to a lesser extent, to an increase in outsourced labor expense of approximately $916,000 as a result of testing new versions of our software. The increase relates to our continued efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing — Business.  Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 35% to $44.1 million in 2012, from $32.7 million in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $10.0 million, and an increase in advertising, public relations and trade show exhibit expenses of approximately $1.1 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer.  Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 11% to $5.5 million in 2012, from $6.2 million in 2011. This decrease is primarily attributable to a decrease in compensation and related costs and allocated overhead for marketing personnel in the amount of approximately $684,000 as a result of realigning the responsibilities of certain employees to the Business segment.

General and Administrative.  Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel. General and administrative expenses increased by 50% to $31.6 million in 2012, from $21.0 million in 2011. This increase is primarily attributable to increases in accounting and legal costs related to acquisitions and litigation in the amount of approximately $5.0 million, increases in costs related to additional and existing personnel in the amount of approximately $4.6 million and increases in other professional fees in the amount of approximately $1.0 million.

Amortization of Intangibles.  Amortization expense was $218,000 for the year ended December 31, 2012 and relates primarily to acquisition costs recorded as a result of our acquisition of Engage in November 2012 and NuConomy in April 2010 and to the purchases of patents in August 2009. Amortization expense was $109,000 for the year ended December 31, 2011 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010. The increase is attributable to the acquisition costs recorded as a result of our acquisition of Engage in November 2012. Additional amortization expense in the amount of $362,000 and $920,000 is included in cost of revenue for the years ended December 31, 2012 and 2011, respectively. The decrease is primarily attributable to the technology intangible asset related to the Kasamba acquisition that was fully amortized as of September 30, 2011. Amortization expense is expected to be approximately $4.3 million in the year ended December 31, 2013.

Other Income (Expense).  Financial income was $305,000 in the twelve months ended December 31, 2012.  Financial expense was $548,000 in the twelve months ended December 31, 2011. Financial income and expense is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $71,000 and $63,000 in the twelve months ended December 31, 2012 and 2011 respectively, and consists of interest earned on cash and cash equivalents.

Provision for Income Taxes.  For the year ended December 31, 2012, our effective tax rate was 40.7% resulting in a provision for income taxes of $4.4 million. For the year ended December 31, 2011, our effective tax rate was 37.1% resulting in a provision for income taxes of $7.1 million in 2011. The increase in effective tax rate is primarily attributable to an increase in non-deductible expenses related to incentive stock options as a proportion of taxable income.

Net Income.  We had net income of $6.4 million in 2012 compared to net income of $12.0 million in 2011. Revenue increased approximately $24.3 million while operating expenses increased by approximately $33.6 million, other expense decreased approximately $862,000 and the provision for income taxes decreased approximately $2.7 million contributing to a net decrease in net income of approximately $5.7 million.

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

Liquidity and Capital Resources

As of December 31, 2012, we had approximately $103.3 million in cash and cash equivalents, an increase of approximately $10.1 million from December 31, 2011. This increase is primarily attributable to net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options, partially offset by the acquisitions of LookIO, Amadesa and Engage and the purchases of fixed assets for our co-location facility and the build-out of new office space in New York .We invest our cash in short-term money market funds.

Net cash provided by operating activities was $28.0 million in the year ended December 31, 2012 and consisted of net income, non-cash expenses related to ASC-718-10, depreciation and amortization of intangibles and increases in deferred revenue, accounts payable and accrued expenses, partially offset by an increase in accounts receivable, deferred income taxes and prepaid expenses. Net cash provided by operating activities was $25.1 million in the year ended December 31, 2011 and consisted of net income, non-cash expenses related to ASC-718-10, amortization of intangibles and depreciation and increases in deferred revenue, accounts payable and accrued expenses, deferred income taxes and a decrease in prepaid expenses, partially offset by an increase in accounts receivable.

Net cash used in investing activities was $31.5 million in the year ended December 31, 2012 and was due primarily to our purchase of technology assets from Amadesa, our acquisitions of LookIO and Engage and the purchase of fixed assets for our co-location facilities and the build-out of new office space in New York. Net cash used in investing activities was $7.3 million in the year ended December 31, 2011 and was due primarily to the build-out of new office space in New York and Israel and to a lesser extent, to purchases of fixed assets for our co-location facilities.

Net cash provided by financing activities was $13.5 million in the year ended December 31, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options. Net cash provided by financing activities was $14.3 million in the year ended December 31, 2011 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. As of December 31, 2012, we had an accumulated deficit of approximately $81.8 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.

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

Contractual Obligations and Commitments

We do not have any special purposes entities, and other than operating leases, which are described below we do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2012 and 2011 was approximately $7.4 million and $6.6 million, respectively.

As of December 31, 2012, our principal commitments were approximately $21.1 million under various operating leases, of which approximately $6.7 million is due in 2013. We currently expect that our principal commitments for the year ending December 31, 2013 will not exceed $8.0 million in the aggregate.

Our contractual obligations at December 31, 2012 are summarized as follows:

	Payments Due by Period
	(In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$21,144	$6,689	$9,786	$2,932	$1,737
Total	$21,144	$6,689	$9,786	$2,932	$1,737

Capital Expenditures

Through December 31, 2012, we have spent approximately $26.0 million related to the build-out and expansion of our co-location facilities in the U.S. and Europe to host the LivePerson and Consumer services. Though we expect to incur additional costs in 2013 related to the continued expansion of our co-location facilities and office build-outs to support our growth, our total capital expenditures are not currently expected to exceed $12.0 million in 2013. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.

Indemnifications

We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Rate Fluctuations

As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2012, the U.S dollar depreciated approximately 2% as compared to the NIS. For the year ended December 31, 2012, expenses generated by our Israeli operations totaled approximately $41.0 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, U.K. pound and AUS dollar and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar, the functional currency of our operations in the United Kingdom is the U.K. pound and the functional currency of our operations in Australia is the Australian Dollar.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2012, we increased our allowance for doubtful accounts $20,000 to approximately $708,000, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2011, we increased our allowance for doubtful accounts $290,000 to approximately $851,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk. We wrote off approximately $163,000 of previously reserved accounts, leaving a net allowance for doubtful accounts of approximately $688,000. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LivePerson, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York

March 1, 2013

LIVEPERSON, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$103,339	$93,278
Accounts receivable, net of allowance for doubtful accounts of $708 and $688, in 2012 and 2011, respectively	23,830	20,999
Prepaid expenses and other current assets	6,369	5,390
Deferred tax assets, net	2,616	2,342
Total current assets	136,154	122,009
Property and equipment, net	17,495	13,879
Intangibles, net	15,681	1,095
Goodwill	32,645	24,090

Deferred tax assets, net	4,183	2,829
Deferred implementation costs, net of current	240	247
Security deposits	669	356
Other assets	1,509	1,546
Total assets	$208,576	$166,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,125	$8,258
Accrued expenses	17,911	12,019
Deferred revenue	6,525	5,378
Total current liabilities	35,561	25,655
Deferred revenue, net of current	1,263	1,152
Other liabilities	1,509	1,546
Total liabilities	38,333	28,353
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 55,948,924 shares issued and outstanding at December 31, 2012; 54,090,344 shares issued and outstanding at December 31, 2011	56	54
Additional paid-in capital	252,320	226,113
Accumulated deficit	(81,780)	(88,135)
Accumulated other comprehensive loss	(353)	(334)
Total stockholders’ equity	170,243	137,698
Total liabilities and stockholders’ equity	$208,576	$166,051

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$157,409	$133,089	$109,862
Operating expenses:
Cost of revenue	35,579	33,195	29,640
Product development	30,051	20,222	15,711
Sales and marketing	49,614	38,884	32,835
General and administrative	31,606	21,044	17,077
Amortization of intangibles	218	109	259
Total operating expenses	147,068	113,454	95,522
Income from operations	10,341	19,635	14,340
Other income (expense):
Financial income (expense)	305	(548)	(106)
Interest income	71	63	99
Total other income (expense), net	376	(485)	(7)
Income before provision for income taxes	10,717	19,150	14,333
Provision for income taxes	4,362	7,112	5,074
Net income	6,355	12,038	9,259
Basic net income per common share	$0.11	$0.23	$0.18
Diluted net income per common share	$0.11	$0.22	$0.18
Weighted average shares outstanding used in basic net income per common share calculation	55,292,597	52,876,999	50,721,880
Weighted average shares outstanding used in diluted net income per common share calculation	57,131,041	55,008,742	52,907,541

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$6,355	$12,038	$9,259
Foreign currency translation adjustment	(19)	(35)	(127)
Comprehensive income	$6,336	$12,003	$9,132

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2009	49,435,682	$49	$190,692	$(109,432)	$(172)	$81,137
Repurchase of common stock	(534,496)	—	(3,649)	—	—	(3,649)
Common stock issued upon exercise of stock options	2,843,547	3	11,407	—	—	11,410
Stock-based compensation	—	—	5,142	—	—	5,142
Common stock issued under Employee Stock Purchase Plan	9,109	—	74	—	—	74
Tax benefit from exercise of employee stock options	—	—	1,397	—	—	1,397
Net Income	—	—	—	9,259	—	9,259
Other comprehensive loss	—	—	—	—	(127)	(127)
Balance at December 31, 2010	51,753,842	52	205,063	(100,173)	(299)	104,643
Common stock issued upon exercise of stock options	2,278,451	2	9,706	—	—	9,708
Stock-based compensation	—	—	6,771	—	—	6,771
Common stock issued under Employee Stock Purchase Plan	58,051	—	572	—	—	572
Tax benefit from exercise of employee stock options	—	—	4,001	—	—	4,001
Net income	—	—	—	12,038	—	12,038
Other comprehensive loss	—	—	—	—	(35)	(35)
Balance at December 31, 2011	54,090,344	54	226,113	(88,135)	(334)	137,698
Issuance of common stock in connection with LookIO acquisition	139,939	—	1,984	—	—	1,984
Common stock issued upon exercise of stock options	1,634,658	2	8,316	—	—	8,318
Stock-based compensation	—	—	10,715	—	—	10,715
Common stock issued under Employee Stock Purchase Plan	83,983	—	1,088	—	—	1,088
Tax benefit from exercise of employee stock options	—	—	4,104	—	—	4,104
Net income	—	—	—	6,355	—	6,355
Other comprehensive loss	—	—	—	—	(19)	(19)
Balance at December 31, 2012	55,948,924	$56	$252,320	$(81,780)	$(353)	$170,243

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$6,355	$12,038	$9,259
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,715	6,771	5,142
Depreciation	7,329	6,563	5,791
Amortization of intangibles	580	1,029	1,486
Provision for doubtful accounts, net	20	290	166
Deferred income taxes	(2,871)	229	832
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(664)	(4,798)	(6,391)
Prepaid expenses and other current assets	(1,086)	665	(2,687)
Deferred implementation costs	7	(84)	(28)
Security deposits	(208)	146	(174)
Other assets	—	116	—
Accounts payable	2,920	1,451	45
Accrued expenses	3,654	211	1,224
Deferred revenue	1,258	447	884
Net cash provided by operating activities	28,009	25,074	15,549
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(11,221)	(7,268)	(8,002)
Acquisition of NuConomy, net of cash acquired	—	—	(789)
Acquisition of Proficient	(77)	(75)	(95)
Acquisition of Engage, net of cash acquired	(8,465)	—	—
Acquisition of Amadesa technology assets	(10,798)	—	—
Acquisition of LookIO, net of cash acquired	(900)	—	—
Net cash used in investing activities	(31,461)	(7,343)	(8,886)
Cash flows from financing activities:
Repurchase of common stock	—	—	(3,649)
Excess tax benefit from the exercise of employee stock options	4,104	4,001	1,397
Proceeds from issuance of common stock in connection with the exercise of options	9,406	10,280	11,484
Net cash provided by financing activities	13,510	14,281	9,232
Effect of foreign exchange rate changes on cash and cash equivalents	3	(70)	(131)
Net increase in cash and cash equivalents	10,061	31,942	15,764
Cash and cash equivalents at the beginning of the year	93,278	61,336	45,572
Cash and cash equivalents at the end of the year	$103,339	$93,278	$61,336

See accompanying notes to consolidated financial statements.

LIVEPERSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Share Data)

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2012, the Company issued 139,939 shares of common stock in connection with the acquisition of LookIO on June 13, 2012. The purchase price included 109,517 shares of common stock valued at $1,984. In addition to the purchase price, certain founders can earn 30,422 additional shares of common stock by achieving an employment milestone. The Company incurred $149 of stock-based compensation expense related to these shares.

During the year ended December 31, 2012, the Company accrued $1,660 of contingent earn-out payments in connection with the acquisition of Engage. The earn-out amount will be paid in common stock in future periods and was classified as a liability on the Company’s December 31, 2012 balance sheet.

Cash flows from investing activities for the years ended December 31, 2012, 2011 and 2010 do not include the purchases of approximately $745, $1,631 and $1,259, respectively of capitalized equipment related to the Company’s co-location facilities because the corresponding invoices are included in accounts payable for the corresponding year end period, and therefore did not have an impact on cash flows.

During the years ended December 31, 2012, 2011 and 2010, total net cash paid for income taxes were $1,556, $2,579 and $3,800, respectively.

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

The Company monitors and analyzes valuable online consumer behavioral data on behalf of its customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through actions on their customer’s website, and even into a shopping cart and an executed sale, this data enables the Company to develop unique insights into consumer behavior during specific transactions within a customer’s user base.

The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also offers an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via real-time chat with individual consumers (“Users”).

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Atlanta, London, Melbourne, San Francisco, Santa Monica and Tel Aviv.

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

(e) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Total depreciation for the years ended December 31, 2012, 2011 and 2010 was $7,329, $6,563, and $5,791, respectively.

(f) Impairment of Long-Lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company determined that it is not more-likely that the fair value of the indefinite-lived intangible assets is less than their carrying amount.

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

(j) Advertising Costs

The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $6,374, $6,310, and $6,132 for the years ended December 31, 2012, 2011 and 2010, respectively.

(k) Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2012 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2012, 2011 or 2010. One customer accounted for approximately 15% and 18% of accounts receivable at December 31, 2012 and 2011, respectively.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statement of Income for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Cost of revenue	$1,579	$1,023	$866
Product development expense	2,964	1,703	1,329
Sales and marketing expense	2,878	1,668	1,371
General and administrative expense	3,294	2,377	1,576
Total stock based compensation included in operating expenses	$10,715	$6,771	$5,142

The per share weighted average fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $8.20, $6.47 and $3.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.6% – 0.9%	0.9% – 3.7%	2.6% – 3.8%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	59.3% – 60.8%	60.1% – 61.5%	60.3% – 61.9%

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

A description of the methods used in the significant assumptions used to estimate the fair value of stock-based-based compensation awards follows:

Dividend yield – The Company uses 0% as it has never issued dividends and does not anticipate issuing dividends in the near term.

Risk-free interest rate – The Company uses the market yield on U.S. Treasury securities at five years with constant maturity, representing the current expected life of stock options in years.

Expected life – The Company uses historical data to estimate the expected life of a stock option.

Historical volatility – The Company uses a trailing five year from grant date to determine volatility.

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

Diluted net income per common share for the year ended December 31, 2012 includes the effect of options to purchase 4,865,957 shares of common stock with a weighted average exercise price of $6.80. Diluted net income per common share for the year ended December 31, 2012 does not include the effect of options to purchase 4,975,525 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2011 includes the effect of options to purchase 5,235,305 shares of common stock with a weighted average exercise price of $4.94. Diluted net income per common share for the year ended December 31, 2011 does not include the effect of options to purchase 3,608,110 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2010 includes the effect of options to purchase 5,294,867 shares of common stock with a weighted average exercise price of $3.61. Diluted net income per common share for the year ended December 31, 2010 does not include the effect of options to purchase 3,524,395 shares of common stock as the effect of their inclusion is anti-dilutive. A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2012	2011	2010
Basic	55,292,597	52,876,999	50,721,880
Effect of assumed exercised options	1,838,444	2,131,743	2,185,661
Diluted	57,131,041	55,008,742	52,907,541

(n) Segment Reporting

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions — chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no intersegment sales.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Summarized financial information by segment for the year ended December 31, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$132,310	$—	$132,310	$—
Hosted services – Consumer	15,111	—	—	15,111
Professional services	9,988	—	9,988	—
Total revenue	157,409	—	142,298	15,111
Cost of revenue	35,579	—	33,450	2,129
Sales and marketing	49,614	—	44,087	5,527
Amortization of intangibles	218	—	218	—
Unallocated corporate expenses	61,657	61,657	—	—
Operating income (loss)	$10,341	$(61,657)	$64,543	$7,455

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

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Revenues attributable to domestic and foreign operations follows:

	December 31,
	2012	2011	2010
United States	$118,208	$101,519	$84,725
United Kingdom	22,125	18,250	14,110
Other Countries	17,076	13,320	11,027
Total revenue	$157,409	$133,089	$109,862

Long-lived assets by geographic region follows:

	December 31,
	2012	2011
United States	$35,711	$28,626
Israel	23,750	13,167
Australia	10,361	—
United Kingdom	2,600	2,249
Total long-lived assets	$72,422	$44,042

(o) Comprehensive Income (Loss)

ASC 220-10, “Reporting Comprehensive Income,” requires the Company to report in its consolidated financial statements, in addition to its net income, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s comprehensive loss for all periods presented is related to the effect of foreign translation losses.

(p) Computer Software

The Company follows the provisions of ASC 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” ASC 350-40 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalized $2,437 as of December 31, 2012 and $1,086 as of December 31, 2011. Software costs are included in “Property and equipment, net” on the Company’s balance sheet and are depreciated using the straight-line method over their estimated useful life, generally three years.

(q) Goodwill and Intangible Assets

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350).” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) then it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.”

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

In the third quarter of 2012, the Company determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test.

(r) Deferred Rent

The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability on the Company’s balance sheet.

(s) Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity. Revenue, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The translation adjustment of $19 for the year ended December 31, 2012, is related to the Company’s wholly-owned United Kingdom and Australian subsidiaries. The translation adjustment of $35 and $127 for the years ended December 31, 2011 and 2010, respectively, is related to the Company’s wholly-owned United Kingdom subsidiary. The functional currency of the Company’s wholly-owned Israeli subsidiaries is the U.S. dollar.

(t) Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply this amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU No. 2011-11 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

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

(v) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Engage acquisition	6,073	6,073	—

LookIO acquisition	2,405	2,405	—
Contingent earnout payments	77	77	—
Balance as of December 31, 2012	$32,645	$24,621	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2010	$24,015	$15,991	$8,024
Adjustments to goodwill:
Contingent earnout payments	75	75	—
Balance as of December 31, 2011	$24,090	$16,066	$8,024

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(1) Summary of Operations and Significant Accounting Policies  – (continued)

Intangible assets are summarized as follows (see Note 2):

Acquired Intangible Assets

	As of December 31, 2012
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$18,533	3.8 years	$5,904
Customer relationships	5,061	3.5 years	2,485
Trade names	725	2.7 years	644
Non-compete agreements	486	1.2 years	421
Patents	475	11.0 years	145
Other	235	3.0 years	235
Total	$25,515		$9,834

	As of December 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Amortizing intangible assets:
Technology	$6,199	3.8 years	$5,474
Customer relationships	2,400	3.0 years	2,400
Trade names	630	3.0 years	630
Non-compete agreements	410	1.2 years	410
Patents	475	11.0 years	105
Other	235	3.0 years	235
Total	$10,349		$9,254

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $580, $1,029 and $1,486 for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010 a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is: $4,339 in 2013, $4,117 in 2014, $3,755 in 2015, $3,314 in 2016, $43 in 2017 and $113 thereafter.

(2) Acquisitions

Proficient Systems

On July 18, 2006, the Company acquired Proficient Systems, Inc. (“Proficient”), a provider of hosted proactive chat solutions that help companies generate revenue on their web sites. This transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Proficient were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition added several U.K. based financial services customers and provided an innovative product marketing team. During the twelve months ended December 31, 2012, 2011 and 2010, the Company incurred additional costs related to the earn-out litigation in the amount of $77, $75, $95, respectively, resulting in an increase in goodwill.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(2) Acquisitions  – (continued)

Based on the achievement of certain revenue targets as of March 31, 2007, LivePerson was contingently required to issue up to an additional 2,050,000 shares of common stock. Based on these targets, the Company issued 1,127,985 shares of common stock valued at $8,894, based on the quoted market price of the Company’s common stock on the date the contingency was resolved, and made a cash payment of $20 related to this contingency. At March 31, 2007, the value of these shares has been allocated to goodwill with a corresponding increase in equity. In accordance with the purchase agreement, the earn-out consideration was subject to review by Proficient’s Shareholders’ Representative. On July 31, 2007, the Company was served with a complaint filed in the United States District Court for the Southern District of New York by the Shareholders’ Representative of Proficient (“Plaintiff”). The complaint filed by the Shareholders’ Representative sought certain documentation relating to calculation of the earn-out consideration, and demanded payment of damages on the grounds that substantially all of the remaining contingently issuable earn-out shares should have been paid. The case proceeded to trial, which ended on November 4, 2010. On June 27, 2012, the District Court issued its decision, ruling substantially in favor of the Company with the exception of certain immaterial claims by Plaintiff that were upheld and for which the Court ordered the payment of a nominal amount in damages by the Company to the former shareholders of Proficient. This payment will not have a material impact on the Company’s ongoing operations. This amount is included in Goodwill on the Company’s December 31, 2012 balance sheet.

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

Amadesa Ltd.

On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10,301. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset was allocated to “Intangibles, net” on the Company’s December 31, 2012 balance sheet and will be amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred in the year ended December 31, 2012, were approximately $497 and are included in “Intangibles, net” on the Company’s December 31, 2012 balance sheet.

LookIO, Inc.

On June 13, 2012, the Company acquired LookIO, Inc., a start-up that provides mobile engagement solutions. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of LookIO, Inc. were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition did not have a material impact on the Company’s reported operating results.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(2) Acquisitions  – (continued)

The purchase price was approximately $2,884, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $1,984, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $900. Total acquisition costs incurred in the year ended December 31, 2012 were approximately $157 and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The goodwill is not deductible for income tax purposes. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn an additional 30,422 shares of LivePerson common stock by achieving an employment milestone by providing continued services through a specified date. The Company valued these shares at approximately $551, based on the quoted market price of the Company’s common stock on the day of closing. In accordance with ASC 805-10, the Company is accruing this contingent compensation ratably over the requisite employment period.

Management’s allocation of the purchase price in connection with the LookIO acquisition is as follows:

Intangible assets (technology)	$767

Goodwill	2,405
3,172
Deferred tax liability	(288)
Total purchase price consideration	$2,884

Engage Pty Ltd.

On November 9, 2012, the Company acquired all outstanding shares of Engage Pty Ltd. (“Engage”), an Australian provider of cloud-based customer contact solutions. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Engage were included in the Company’s consolidated results of operations from the date of acquisition. The acquisition did not have a material impact on the Company’s reported operating results.

The purchase price was approximately $10,512. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $494 and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $839 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1,660 of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in the December 31, 2012 balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(2) Acquisitions  – (continued)

Management’s preliminary allocation of the purchase price in connection with the Engage acquisition is as follows:

Cash	$386

Accounts receivable	3,454
Other currents assets	57
Property and equipment	432
Other assets	104
Intangible assets	3,600
Goodwill	6,073
14,106
Liabilities assumed	(2,632)
Deferred tax liability, net	(962)
Total purchase price consideration	$10,512

The components of the intangible assets listed in the above table are as follows:

	Weighted Average Useful Life (months)	Amount
Technology	36	$768
Trade name	12	95
Customer relationships	48	2,661
Non-compete agreements	12	76
		$3,600

(3) Balance Sheet Components

Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2012	2011
Computer equipment and software	$38,649	$30,182
Furniture, equipment and building improvements	6,834	4,356
	45,483	34,538
Less accumulated depreciation	27,988	20,659
Total	$17,495	$13,879

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(3) Balance Sheet Components  – (continued)

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Payroll and other employee related costs	$9,199	$6,435
Professional services, consulting and other vendor fees	5,698	4,686
Sales commissions	490	446
Contingent earnout (Note 2)	1,660	—
Other	864	452
Total	$17,911	$12,019

(4) Capitalization

On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014.

Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $20,000. No shares were repurchased under this program during 2012.

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of December 31, 2012, approximately 15,425,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2012). As of December 31, 2012, there was approximately $39,874 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2012, approximately 849,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2012).

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(5) Stock Options and Employee Stock Purchase Plan  – (continued)

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2009	8,711,808	$3.82
Options granted	3,809,380	7.13
Options exercised	(2,843,547)	4.10
Options cancelled	(860,881)	5.09
Options outstanding at December 31, 2010	8,816,760	5.04
Options granted	3,642,600	12.24
Options exercised	(2,278,451)	4.28
Options cancelled	(1,337,496)	7.03
Options outstanding at December 31, 2011	8,843,413	7.91
Options granted	3,463,500	16.20
Options exercised	(1,634,658)	5.10
Options cancelled	(830,776)	10.78
Options outstanding at December 31, 2012	9,841,479	$11.06
Options exercisable at December 31, 2010	3,097,748	$3.93
Options exercisable at December 31, 2011	2,805,399	$4.63
Options exercisable at December 31, 2012	3,220,228	$6.61

The total value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $16,252, $17,174 and $11,050, respectively. The total intrinsic value of options exercisable at December 31, 2012, 2011 and 2010 was approximately $20,815, $21,890 and $22,491, respectively. The total intrinsic value of nonvested options at December 31, 2012, 2011 and 2010 was approximately $10,105, $19,839 and $32,420, respectively. The total intrinsic value of all outstanding options at December 31, 2012, 2011 and 2010 was approximately $30,920, $41,729 and $54,911, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2010, and changes during the years ended December 31, 2011 and 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2011	5,719,012	$3.13
Granted	3,642,600	6.47
Vested	(1,967,639)	3.00
Cancelled	(1,355,959)	3.83
Nonvested Shares at December 31, 2011	6,038,014	$5.04

Nonvested Shares at January 1, 2012	6,038,014	$5.04
Granted	3,463,500	8.20
Vested	(2,060,707)	4.46
Cancelled	(819,556)	5.69
Nonvested Shares at December 31, 2012	6,621,251	$6.84

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(6) Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Balance at End of Period
For the year ended December 31, 2012 Allowance for doubtful accounts	$688	$20	$—	$708
For the year ended December 31, 2011 Allowance for doubtful accounts	$561	$290	$(163)	$688
For the year ended December 31, 2010 Allowance for doubtful accounts	$395	$166	$—	$561

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2012, the Company had approximately $6,655 of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5,616 of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.

The domestic and foreign components of income before provision for income taxes consist of the following:

	Year Ended December 31,
	2012	2011	2010
United States	$6,252	$16,495	$12,478
Israel	2,819	1,837	1,572
United Kingdom	1,449	818	283
Australia	197	—	—
	$10,717	$19,150	$14,333

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2012.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current income taxes:
U.S. Federal	$5,750	$5,839	$3,554
State and local	812	600	473
Foreign	671	444	215
Total current income taxes	7,233	6,883	4,242
Deferred income taxes:
U.S. Federal	(2,867)	232	694
State and local	265	(38)	(60)
Foreign	(269)	35	198
Total deferred income taxes	(2,871)	229	832
Total income taxes	$4,362	$7,112	$5,074

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Federal Statutory Rate	35.00%	34.48%	34.30%
State taxes, net of federal benefit	2.78%	2.56%	2.27%
Non-deductible expenses – ISO	4.82%	0.47%	(0.88)%
Non-deductible expenses – Other	1.15%	0.51%	0.43%
Foreign taxes	(2.92)%	(0.13)%	(0.08)%
Other	(0.12)%	(0.76)%	(0.64)%
Total provision	40.71%	37.13%	35.40%

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(7) Income Taxes  – (continued)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$2,356	$2,504
Accounts payable and accrued expenses	2,132	424
Non-cash compensation	4,167	2,582
Goodwill and intangibles amortization	1,123	1,462
Allowance for doubtful accounts	267	260
Net deferred tax assets	10,045	7,232
Deferred tax liabilities:
Plant and equipment	(2,096)	(2,061)
Intangibles related to the Engage acquisition	(912)	—
Intangibles related to the LookIO acquisition	(238)	—
Total deferred tax liabilities	(3,246)	(2,061)
Net deferred assets	$6,799	$5,171

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement.

The tax years subject to examination by major tax jurisdictions include the years 2008 and forward for U.S states and New York City, the years 2009 and forward for U.S. Federal, and the years 2009 and forward for certain foreign jurisdictions.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(8) Commitments and Contingencies

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $7,365, $6,615 and $6,428, respectively.

Future minimum lease payments under non-cancelable operating leases (with an initial or remaining lease terms in excess of one year) are as follows:

Year ending December 31,	Operating Leases
2013	$6,689
2014	4,696
2015	3,901
2016	1,189
2017	1,442
Thereafter	3,227
Total minimum lease payments	$21,144

Capital Expenditures

Through December 31, 2012, the Company has spent approximately $26,000 related to the build-out and expansion of its co-location facilities in the U.S. and Europe to host the LivePerson and Consumer services. This amount is included in “Assets — Property and equipment, net” on the Company’s December 31, 2012 balance sheet. Though the Company expects to incur additional costs in 2013 related to the continued expansion our co-location facilities and office build-outs to support its growth, its total capital expenditures are not currently expected to exceed $12,000 in 2013. The Company anticipates that its current cash and cash equivalents and cash from operations will be sufficient to fund its capital requirements.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $682, $545 and $436 of employer matching contributions for the years ended December 31, 2012, 2011 and 2010, respectively.

Indemnifications

The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.

The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2012.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(9) Legal Matters

On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers. On March 13, 2012, the Company amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against the Company asserting infringement of the same three patents. Pursuant to a June 1, 2012 Scheduling Order entered by the Court, trial in this matter will begin on or after September 8, 2014. The Company currently does not expect that the outcome of this matter will have a material adverse effect on its financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. Though it is reasonably possible that the Company will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

On September 14, 2012, Community United IP, LLC filed a patent infringement case against the Company, along with co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by the Company, in the District of Delaware. On November16, 2012, Community United filed an amended complaint, which Defendants answered on December 28, 2012. The Company currently does not expect that the outcome of this matter will have a material adverse effect on its financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period. Though it is reasonably possible that the Company will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

On June 15, 2011, the Company filed suit against Lodsys, LLC, in the United States District Court for the Northern District of Illinois, seeking a declaratory judgment that the Company’s products do not infringe four patents which Lodsys had previously asserted were infringed by the Company’s customers, as well as a declaratory judgment that those four patents are invalid; that case was transferred to the Eastern District of Wisconsin on October 25, 2011, based on a joint motion filed by the parties. On July 5, 2011, Lodsys countersued the Company and other plaintiffs in similarly-situated declaratory judgment actions, including DriveTime Automotive Group, Inc., ESET, LLC, ForeSee Results, LLC, OpinionLab, Inc., and The New York Times Company, in the United States District Court for the Eastern District of Texas. In the Texas case, Lodsys alleged that the Company infringes two of the patents involved in the co-pending declaratory judgment case, and sought damages for past infringement, and an injunction against future infringement. In July 2012, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement did not have a material adverse impact on the Company’s financial position, results of operations or cash flows. In August 2012, Lodsys and the Company filed notices of dismissal with prejudice of all pending claims asserted in both litigations, which the courts endorsed, thereby dismissing with prejudice all claims in these litigations involving the Company.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and per Share Data)

(10) Unaudited Supplementary Financial Information — Quarterly Results of Operations

The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2012. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Revenue	$42,475	$39,670	$38,505	$36,759	$36,509	$34,347	$31,851	$30,382
Operating expenses:
Cost of revenue	10,128	9,036	8,492	7,923	8,047	8,368	8,685	8,095
Product development	8,170	8,005	7,219	6,657	5,563	5,266	5,016	4,377
Sales and marketing	12,795	12,713	13,017	11,089	10,738	9,907	9,379	8,860
General and administrative	8,823	7,316	9,342	6,125	6,009	5,689	5,386	3,960
Amortization of intangibles	119	11	11	77	76	11	11	11
Total operating expenses	40,035	37,081	38,081	31,871	30,433	29,241	28,477	25,303
Income from operations	2,440	2,589	424	4,888	6,076	5,106	3,374	5,079
Other (expense) income:
Financial (expense) income	206	22	(254)	331	(132)	(780)	208	156
Interest income	15	19	21	16	15	18	16	14
Total other (expense) income, net	221	41	(233)	347	(117)	(762)	224	170
Income before provision for income taxes	2,661	2,630	191	5,235	5,959	4,344	3,598	5,249
Provision for income taxes	1,169	1,030	51	2,112	2,083	1,609	1,402	2,018
Net income	$1,492	$1,600	$140	$3,123	$3,876	$2,735	$2,196	$3,231
Basic net income per common share	$0.03	$0.03	$0.00	$0.06	$0.07	$0.05	$0.04	$0.06
Diluted net income per common share	$0.03	$0.03	$0.00	$0.06	$0.07	$0.05	$0.04	$0.06
Weighted average shares outstanding used in basic net income per common share calculation	55,892,061	55,688,824	55,146,901	54,419,498	53,563,396	53,109,824	52,735,556	52,080,363
Weighted average shares outstanding used in diluted net income per common share calculation	57,589,248	57,760,868	57,150,256	56,389,729	55,756,350	55,736,089	55,553,247	54,805,222

LIVEPERSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LivePerson, Inc.
New York, NY

We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 1, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2012 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders.

The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2) (c)
Equity compensation plans approved by stockholders(1)	9,841,479	$11.06	5,583,242
Equity compensation plans not approved by stockholders	—	—	—
Total	9,841,479	$11.06	5,583,242

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

(2)	Excludes securities reflected in column (a). Also see Note 5 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2013.

Signature	Title(s)

/s/Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(Principal Executive Officer)

/s/ Daniel R. Murphy	Chief Financial Officer
Daniel R. Murphy	(Principal Financial Officer)

/s/ Peter Block	Director
Peter Block

/s/ Kevin C. Lavan	Director
Kevin C. Lavan

/s/ David Vaskevitch	Director
David Vaskevitch

/s/ William G. Wesemann	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1	Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))

4.2	Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

10.1(a)*

2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009) and Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011)

10.1(b)*	2009 Stock Incentive Plan (amended and restated as of June 7, 2012) (incorporated by reference to Exhibit 99.1 to LivePerson’s Current Report on Form 8-K filed on June 8, 2012)

10.2*	LivePerson, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the LivePerson’s Registration Statement on Form S-8 filed on August 19, 2010)

10.3*	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registration No. 333-96689)

10.4(a)*	Employment Agreement between LivePerson and Timothy E. Bixby, dated as of June 23, 1999 (incorporated by reference to Exhibit 10.3 to Registration No. 333-96689)

10.4(b)*	Modification to Employment Agreement between LivePerson and Timothy E. Bixby, dated as of April 1, 2003 (incorporated by reference to Exhibit 10.2.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed August 13, 2003)

10.4(c)*	Separation Agreement and General Release between LivePerson and Timothy E. Bixby, dated as of November 2, 2010 (incorporated by reference to Exhibit 10.4(c) to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed March 15, 2011)

10.5*	Agreement between LivePerson and Dan Murphy, dated as of March 27, 2011 (incorporated by reference to Exhibit 10.5 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.6*	Form of Indemnification Agreement entered into with Executive Officers and Directors of LivePerson (incorporated by reference to Exhibit 10.6 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.7*	Agreement between LivePerson and Eli Campo, dated as of December 22, 2006 (incorporated by reference to Exhibit 10.7 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.8*	Agreement between LivePerson and Monica L. Greenberg, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.8 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.9*

Agreement between LivePerson and Michael Kovach, dated as of November 6, 2009 (incorporated by reference to Exhibit 10.9 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.10*	Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011)

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

