Form 10-Q
period 2013-03-31
LIVEPERSON INC
filed 2013-05-10
CIK 1102993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On May 7, 2013, 55,078,403 shares of the registrant’s common stock were outstanding.

1

LIVEPERSON, INC.

MARCH 31, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 1(B))
ASSETS
Current assets:
Cash and cash equivalents	$94,833	$103,339
Accounts receivable, net of allowance for doubtful accounts of $708 as of March 31, 2013 and December 31, 2012	24,601	23,830
Prepaid expenses and other current assets	8,918	6,369
Deferred tax assets, net	2,527	2,616
Total current assets	130,879	136,154
Property and equipment, net	18,159	17,495
Intangibles, net	15,313	15,681
Goodwill	32,724	32,645
Deferred tax assets, net	4,005	4,183
Deferred implementation costs, net of current	224	240
Security deposits	669	669
Other assets	1,498	1,509
Total assets	$203,471	$208,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,737	$11,125
Accrued expenses	16,214	17,911
Deferred revenue	6,746	6,525
Total current liabilities	33,697	35,561
Deferred revenue, net of current	1,262	1,263
Other liabilities	1,498	1,509
Total liabilities	36,457	38,333

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 55,567,318 shares issued and outstanding at March 31, 2013 and 55,948,924 shares issued and outstanding at December 31, 2012	56	56
Additional paid-in capital	249,283	252,320
Accumulated deficit	(82,012)	(81,780)
Accumulated other comprehensive loss	(313)	(353)
Total stockholders’ equity	167,014	170,243
Total liabilities and stockholders’ equity	$203,471	$208,576

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	Three Months Ended
	March 31,
	2013	2012
Revenue	$42,496	$36,759
Operating expenses:
Cost of revenue	10,134	7,923
Product development	8,021	6,657
Sales and marketing	14,478	11,089
General and administrative	10,238	6,125
Amortization of intangibles	224	77
Total operating expenses	43,095	31,871
(Loss) income from operations	(599)	4,888
Other income:
Financial income	26	331
Interest income	8	16
Total other income, net	34	347
(Loss) income before (benefit from) provision for income taxes	(565)	5,235
(Benefit from) provision for income taxes	(333)	2,112
Net (loss) income	$(232)	$3,123
Basic net (loss) income per common share	$0.00	$0.06
Diluted net (loss) income per common share	$0.00	$0.06
Weighted average shares outstanding used in basic net (loss) income per common share calculation	55,864,045	54,419,498
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	55,864,045	56,389,729

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

5

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

UNAUDITED

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(232)	$3,123
Foreign currency translation adjustment	40	(13)
Comprehensive (loss) income	$(192)	$3,110

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(232)	$3,123
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,051	2,155
Depreciation	2,050	1,628
Amortization of intangibles	418	77
Deferred income taxes	358	(632)
Provision for doubtful accounts, net	—	20

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(798)	3,199
Prepaid expenses and other current assets	(2,600)	(831)
Deferred implementation costs	16	20
Security deposits	(3)	(184)
Other assets	—	—
Accounts payable	(1,550)	1,991
Accrued expenses	(1,580)	140
Deferred revenue	220	923
Net cash (used in) provided by operating activities	(650)	11,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(1,664)	(1,730)
Acquisition of domains	(50)	—
Net cash used in investing activities	(1,714)	(1,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	(6)	608
Proceeds from issuance of common stock in connection with the exercise of options	1,347	4,109
Repurchase of common stock	(7,428)	—
Net cash (used in) provided by financing activities	(6,087)	4,717
Effect of foreign exchange rate changes on cash and cash equivalents	(55)	(5)
Net (decrease) increase in cash and cash equivalents	(8,506)	14,611
Cash and cash equivalents at the beginning of the period	103,339	93,278
Cash and cash equivalents at the end of the period	$94,833	$107,889

Supplemental disclosure of non-cash investing activities:

Cash flows from investing activities for the three months ended March 31, 2013 and March 31, 2012 does not include the purchase of approximately $1,648 and $889, respectively, of capitalized equipment related to the Company’s co-location facilities because the corresponding invoices are included in accounts payable for the corresponding three month period, and therefore did not have an impact on cash flows.

During the three months ended March 31, 2013 and 2012, total net cash paid for income taxes was $34 and $21, respectively.

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(A)  SUMMARY OF OPERATIONS

LivePerson, Inc. (the “Company” or “LivePerson”) provides online engagement solutions offering a cloud-based platform which enables businesses to proactively connect with consumers through chat, voice and content delivery, across multiple channels and screens, including websites, social media, and mobile devices. The Company’s engagements are driven by insights derived from a broad set of consumer and business data, including historical, behavioral, operational, and third party data. Each engagement is based on proprietary analytics and a real-time understanding of consumer needs and business objectives. The Company’s products, coupled with its domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — by increasing sales, as well as consumer satisfaction and loyalty ratings for their customers, while also enabling their customers to reduce consumer service costs.

 LivePerson monitors and analyzes valuable online consumer behavioral data on behalf of its customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through actions on their customer’s website, and even into a shopping cart and an executed sale, this data enables the Company to develop unique insights into consumer behavior during specific transactions within a customer’s user base.

The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also offers an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via real-time chat with individual consumers (“Users”).

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, London, Melbourne, San Francisco, Santa Monica and Tel Aviv.

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2013, and the consolidated results of operations, comprehensive (loss) income and cash flows for the interim periods ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2013.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$420	$314
Product development expense	870	609
Sales and marketing expense	746	552
General and administrative expense	1,015	680
Total stock based compensation included in operating expenses	$3,051	$2,155

The per share weighted average fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $6.68 and $6.55, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.88%	0.81% - 0.87%
Expected life (in years)	5.0	5.0

Historical volatility	58.65%	60.29% - 60.81%

A description of the methods used in the significant assumptions used to estimate the fair value of stock-based compensation awards follows:

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2013, approximately 15,300,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2013). As of March 31, 2013, there was approximately $37,282 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of March 31, 2013, approximately 818,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2013).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at December 31, 2012	9,841,479	$11.06
Options granted	310,300	13.37
Options exercised	(124,943)	7.76
Options cancelled	(243,793)	13.92
Options outstanding at March 31, 2013	9,783,043	11.11
Options exercisable at March 31, 2013	3,494,350	$6.62

The total value of stock options exercised during the three months ended March 31, 2013 was approximately $778. The total intrinsic value of options exercisable at March 31, 2013 was approximately $24,070. The total intrinsic value of nonvested options at March 31, 2013 is approximately $8,902. The total intrinsic value of all outstanding options at March 31, 2013 is $32,972.

A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the three months ended March 31, 2013 is as follows:

		Weighted
		Average Grant-
	Options	Date Fair Value
Nonvested Shares at December 31, 2012	6,621,251	$6.84
Granted	310,300	6.68
Vested	(399,065)	3.81
Cancelled	(243,793)	7.16
Nonvested Shares at March 31, 2013	6,288,693	$7.00

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

Diluted net loss per common share for the three months ended March 31, 2013 does not include the effect of options to purchase 3,626,240 of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the three months ended March 31, 2012 includes the effect of options to purchase 4,509,618 shares of common stock with a weighted average exercise price of $5.37.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended
	March 31,
	2013	2012
Basic	55,864,045	54,419,498
Effect of assumed exercised options	—	1,970,231
Diluted	55,864,045	56,389,729

(F)  SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions – chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended March 31, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$36,144	$—	$36,144	$—
Hosted services – Consumer	3,620	—		3,620
Professional services	2,732	—	2,732	—
Total revenue	42,496	—	38,876	3,620
Cost of revenue	10,134	—	9,536	598
Sales and marketing	14,478	—	13,206	1,272
Amortization of intangibles	224	—	224	—
Unallocated corporate expenses	18,259	18,259	—	—
Operating income (loss)	$(599)	$(18,259)	$15,910	$1,750

Summarized financial information by segment for the three months ended March 31, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$31,240	$—	$31,240	$—
Hosted services – Consumer	3,848	—	—	3,848
Professional services	1,671	—	1,671	—
Total revenue	36,759	—	32,911	3,848
Cost of revenue	7,923	—	7,368	555
Sales and marketing	11,089	—	9,489	1,600
Amortization of intangibles	77	—	77	—
Unallocated corporate expenses	12,782	12,782	—	—
Operating income (loss)	$4,888	$(12,782)	$15,977	$1,693

Revenues attributable to domestic and foreign operations for the three months ended March 31, 2013 and 2012, follows:

	March 31,
	2013	2012
United States	$30,085	$28,156
United Kingdom	6,984	4,876
Other countries	5,427	3,727
Total revenue	$42,496	$36,759

Long-lived assets by geographic region follows:

	March 31, 2013	December 31, 2012
United States	$35,445	$35,711
Israel	24,213	23,750
Australia	10,437	10,361
United Kingdom	2,497	2,600
Total long-lived assets	$72,592	$72,422

(G)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2012	$32,645	$24,621	$8,024
Adjustments to goodwill:
Engage acquisition (see Note 3)	79	79	—
Balance as of March 31, 2013	$32,724	$24,700	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Engage acquisition	6,073	6,073	—
LookIO acquisition	2,405	2,405	—
Contingent earnout payments (see Note 3)	77	77	—
Balance as of December 31, 2012	$32,645	$24,621	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of March 31, 2013
		Weighted
	Gross	Average
	Carrying	Amortization		Accumulated
	Amount	Period		Amortization
Amortizing intangible assets:
Technology	$18,533	3.8	years	$6,099
Customer relationships	5,061	3.5	years	2,650
Trade names	725	2.7	years	668
Non-compete agreements	486	1.2	years	440
Patents	475	11.0	years	156
Other	285	3.0	years	239
Total	$25,565			$10,252

	As of December 31, 2012
		Weighted
	Gross	Average
	Carrying	Amortization	Accumulated
	Amount	Period	Amortization
Amortizing intangible assets:
Technology	$18,533	3.8 years	$5,904
Customer relationships	5,061	3.5 years	2,485
Trade names	725	2.7 years	644
Non-compete agreements	486	1.2 years	421
Patents	475	11.0 years	145
Other	235	3.0 years	235
Total	$25,515		$9,834

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $418 and $77 for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for the next five years is: $3,263 in 2013, $4,134 in 2014, $3,772 in 2015, $3,313 in 2016, $718 in 2017 and $113 thereafter.

(H)  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on the Company’s consolidated financial statements.

(2)  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2013	December 31, 2012
Computer equipment and software	$40,952	$38,649
Furniture, equipment and building improvements	7,245	6,834
	48,197	45,483
Less accumulated depreciation	30,038	27,988
Total	$18,159	$17,495

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Payroll and other employee related costs	$6,236	$9,199
Professional services and consulting and other vendor fees	6,146	5,698
Sales commissions	1,394	490
Contingent earnout (Note 3)	1,660	1,660
Other	778	864
Total	$16,214	$17,911

(3)  ACQUISITIONS

Amadesa Ltd.

On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10,301. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset is allocated to “Intangibles, net” on the Company’s balance sheet and will be amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred were approximately $497 and are included in “Intangibles, net” on the Company’s March 31, 2013 balance sheet.

LookIO

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

The purchase price was approximately $2,884, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $1,984, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $900. Total acquisition costs incurred were approximately $157 and were included in general and administrative expenses in the Company’s Consolidated Statements of Operations for the same period. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income (loss) per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The goodwill is not deductible for income tax purposes. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn an additional 30,422 shares of LivePerson common stock by achieving an employment milestone by providing continued services through a specified date. The Company valued these shares at approximately $551, based on the quoted market price of the Company’s common stock on the day of closing. In accordance with ASC 805-10, the Company is accruing this contingent compensation ratably over the requisite employment period.

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

The purchase price was approximately $10,591. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $494 and are included in general and administrative expenses in the Company’s Consolidated Statements of Operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $839 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1,660 of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in the March 31, 2013 balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income. During the first quarter ended March 31, 2013, the Company incurred an additional net working capital adjustment of $79. This amount has been included as part of the purchase price consideration and is classified as a liability on the March 31, 2013 balance sheet.

Management’s preliminary allocation of the purchase price in connection with the Engage acquisition is as follows:

Cash	$386
Accounts Receivable	3,454
Other Current Assets	57
Property and equipment	432
Other Assets	104
Intangible assets	3,600
Goodwill	6,152
14,185
Liabilities Assumed	(2,632)
Deferred tax liability	(962)
Total purchase price consideration	$10,591

The components of the intangible assets listed in the above table are as follows:

	Weighted Average Useful Life (Months)	Amount
Technology	36	$768
Trade-name	12	95
Customer relationships	48	2,661
Non-compete agreements	12	76
		$3,600

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

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2013 and 2012 was approximately $2,501 and $1,599, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $226 and $167 of employer matching contributions for the three months ended March 31, 2013 and 2012, respectively.

(6)  LEGAL MATTERS

On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers. On March 13, 2012, the Company amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against the Company asserting infringement of the same three patents and seeking unspecified monetary damages and injunctive relief. Pursuant to a June 1, 2012 Scheduling Order entered by the Court, trial in this matter will begin on or after September 8, 2014. The Company currently does not expect that the outcome of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. Though it is reasonably possible that the Company will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against the Company and co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by the Company and seeking unspecified monetary damages. On November 16, 2012, Community United filed an amended complaint, which Defendants answered on December 28, 2012. The Company currently does not expect that the outcome of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flows in a particular period. Though it is reasonably possible that the Company will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

  The Company routinely assess all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against its customers for whom it has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

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

OVERVIEW

LivePerson provides online engagement solutions offering a cloud-based platform which enables businesses to pro-actively connect with consumers and an online marketplace providing information and knowledge.  We are organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via real-time chat. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise and midmarket sales agents. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•	Introducing New Products and Capabilities. We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Australia, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

FIRST QUARTER 2013

Financial overview of the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

•	Total revenue increased 16% to $42.5 million from $36.8 million.

•	Revenue from our Business segment increased 18% to $38.9 million from $32.9 million.

•	Gross profit margin decreased to 76.2% from 78.4%.

•	Operating expenses increased 35% to $43.1 million from $31.9 million.

•	Net income decreased 107% to a net loss of $0.2 million from net income of $3.1 million.

•	Bookings increased 22% to $7.5 million in the three months ended March 31, 2013 from $6.1 million in the comparable period in 2012. We include in our bookings metrics new contractual commitments from either new or existing midmarket and/or enterprise customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts or transaction-based services. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancelations, delays in implementations or otherwise.

•	Average deal size for new bookings in the three months ended March 31, 2013 was $50,500, with average deal size for new customers of $51,000 and average deal size for existing customers requesting additional products or expanded access to current products of $50,300. Average deal size for new bookings in the three months ended March 31, 2012 was $50,303 with average deal size for new customers of $51,123 and average deal size for existing customers requesting additional products or expanded access to current products of $49,970. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

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

As of March 31, 2013, there was approximately $37.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2013 and 2012. One customer accounted for approximately 14% and 15% of accounts receivable as of March 31, 2013 and December 31, 2012, respectively. There was no change in our allowance for doubtful accounts in the three months ended March 31, 2013.

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

In the third quarter of 2012, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying value or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss). This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on our consolidated financial statements.

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

Revenue from our Business segment accounted for 91% and 90% of total revenue for the three months ended March 31, 2013 and 2012, respectively. Revenue attributable to our monthly hosted Business services accounted for 93% and 95% of total Business revenue for the three months ended March 31, 2013 and 2012, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 9% and 10% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

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

During the three months ended March 31, 2013, we did not increase our allowance for doubtful accounts. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three months ended March 31, 2013 and 2012 consist of:

	Three Months Ended March 31,
	2013	2012
Stock-based compensation expense related to ASC 718-10	$3,051	$2,155
Total	$3,051	$2,155

RESULTS OF OPERATIONS

The Company is organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via real-time chat.

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue - Business.  Revenue increased by 18% to $38.9 million in the three months ended March 31, 2013, from $32.9 million in the comparable period in 2012. This increase is primarily attributable to increased revenue from existing customers who increased their use of our services in the amount of approximately $3.7 million, net of cancellations; to revenue from new customers in the amount of approximately $1.2 million; and, to a lesser extent, to professional services revenue of approximately $1.1 million. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.

Revenue - Consumer. Revenue decreased by 6% to $3.6 million in the three months ended March 31, 2013, from $3.8 million in the comparable period in 2012. This decrease is primarily attributable to a decrease in gross revenue as a result of decreased chat minutes partially offset by an increase in the price charged per minute.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 29% to $9.6 million in the three months ended March 31, 2013, from $7.4 million in the comparable period in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $1.2 million as well as an increase in expense for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.0 million.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 8% to $598,000 in the three months ended March 31, 2013, from $555,000 in the comparable period in 2012. This increase is primarily attributable an increase in hosted server expenses of approximately $27,000.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software. Product development costs increased by 20% to $8.0 million in the three months ended March 31, 2013, from $6.7 million in the comparable period in 2012.  This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.2 million. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 39% to $13.2 million in the three months ended March 31, 2013, from $9.5 million in the comparable period in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $3.2 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity. Further, this increase is attributable to an increase in advertising and trade show exhibit expenses of approximately $318,000.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 20% to $1.3 million in the three months ended March 31, 2013, from $1.6 million in the comparable period in 2012. This decrease is primarily attributable to a decrease in compensation and related costs of marketing personnel of approximately $191,000 as a result of realigning the responsibilities of certain employees to the Business segment.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased by 67% to $10.2 million in the three months ended March 31, 2013, from $6.1 million in the comparable period in 2012.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal, human resource and administrative personnel in the amount of approximately $1.2 million, an increase in currency exchange rate fluctuations associated with the exchange rate movement of the U.S. dollar against the U.K. pound of approximately $1.2 million, an increase in professional fees expense in the amount of approximately $850,000, and an increase in rent of approximately $475,000.

Amortization of Intangibles. Amortization expense was $224,000 in the three months ended March 31, 2013 and relates primarily to acquisition costs recorded as a result of our acquisitions of Engage in November 2012, LookIO in June 2012, NuConomy in April 2010 and the purchases of patents in August 2009. Amortization expense was $77,000 in the three months ended March 31, 2012 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and the purchase of patents in August 2009. The increase is attributable to the acquisition costs recorded as a result of our acquisitions in 2012. Additional amortization expense in the amount of $194,000 is included in cost of revenue for the three months ended March 31, 2013. Amortization expense is expected to be approximately $3.7 million in the year ended December 31, 2013.

Other Income. Financial income was $26,000 and $331,000 in the three months ended March 31, 2013 and March 31, 2012, respectively. Financial income is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $8,000 and $16,000 in the three months ended March 31, 2013 and 2012, respectively, and consists of interest earned on cash and cash equivalents.

(Benefit from) Provision for Income Taxes.   Our effective tax rate was 59% and 40% for the three months ended March 31, 2013 and 2012, respectively, resulting in a benefit from income taxes of $333,000 and provision for income taxes of $2.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in effective tax rate is primarily attributable to an increase in non-deductible expenses related to incentive stock options as a proportion of taxable income (loss).

 Net (Loss) Income. We had net loss of $232,000 and net income of $3.1 million in the three months ended March 31, 2013 and 2012, respectively. Revenue increased by $5.7 million, while operating expenses increased by $11.2 million, other income decreased approximately $313,000 and income taxes decreased approximately $2.4 million contributing to a net decrease in net income of approximately $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had approximately $94.8 million in cash and cash equivalents, a decrease of approximately $8.5 million from December 31, 2012. This decrease is primarily attributable to cash used to repurchase our common stock, net cash used by operating activities and net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility build-out. This is offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We invest our cash in short-term money market funds.

Net cash used in operating activities was $650,000 for the three months ended March 31, 2013 and consisted primarily of net loss, a decrease in accrued expenses and accounts payables, and an increase in accounts receivable and prepaid expenses partially offset by non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation. Net cash provided by operating activities was $11.6 million for the three months ended March 31, 2012 and consisted primarily of net income and non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation and increases in deferred revenue, accounts payable and decrease in account receivable partially offset by an increase in deferred taxes and prepaid expenses.

Net cash used in investing activities was $1.7 million in the three months ended March 31, 2013 and 2012, and was due primarily to the purchase of fixed assets for our co-location facilities.

Net cash used in financing activities was $6.1 million in the three months ended March 31, 2013 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $4.7 million in the three months ended March 31, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs.  Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of approximately $82.0 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2013 and 2012 was approximately $2.5 million and $1.6 million, respectively.

As of March 31, 2013, our principal commitments were approximately $18.8 million under various operating leases, of which approximately $4.5 million is due in 2013. We currently expect that our principal commitments for the year ending December 31, 2013 will not exceed $8.0 million in the aggregate.

Our contractual obligations at March 31, 2013 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$18,791	$4,484	$9,869	$2,741	$1,697
Total	$18,791	$4,484	$9,869	$2,741	$1,697

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2013, the U.S. dollar depreciated approximately 5% as compared to the NIS. During the three month period ended March 31, 2013, expenses generated by our Israeli operations totaled approximately $13.2 million. In addition, as we continue to increase our investment in the United Kingdom, Latin America, Western Europe and Asia-Pacific region, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the U.K. pound and AUS dollar has increased. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, U.K. pound and AUS dollar and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the U.K. pound; and the functional currency of our operations in Australia is the Australian Dollar.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2013, we did not increase our allowance for doubtful accounts. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers. On March 13, 2012, we amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against us asserting infringement of the same three patents and seeking unspecified monetary damages and injunctive relief. Pursuant to a June 1, 2012 Scheduling Order entered by the Court, trial in this matter will begin on or after September 8, 2014. We currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. Though it is reasonably possible that we will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against us and co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by us and seeking unspecified monetary damages. On November 16, 2012, Community United filed an amended complaint, which Defendants answered on December 28, 2012. We currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered that could adversely affect our operating results or cash flows in a particular period. Though it is reasonably possible that we will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.

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

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly revenue and operating results; the adverse effect that the economic downturn may have on our business and results of operations; competition in the market for online sales, marketing and customer service solutions, and online consumer services; our ability to retain existing customers and attract new customers; risks related to new regulatory or other legal requirements that could materially impact our business; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound, Euro and Australian Dollar; additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally; responding to rapid technological change and changing customer preferences; our ability to retain key personnel and attract new personnel; our ability to expand our operations internationally; risks related to the ability to successfully integrate past or potential future acquisitions; risks related to failures or security breaches in our services, those of our third party providers, or in the websites of our customers; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; increased allowances for doubtful accounts as a result of an increasing amount of receivables due from customers with greater credit risk; delays in our implementation cycles; risks associated with our current or future stock repurchase programs, including whether such programs will enhance long-term stockholder value, and whether such stock repurchases could increase the volatility of the price of our common stock and diminish our cash reserves; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; and risks related to our common stock being traded on more than one securities exchange, which may result in additional variations in the trading price of our common stock. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 1, 2013 (the “Form 10-K”).

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 10, 2012, our Board of Directors approved a stock repurchase program through June 30, 2014.

The following table summarizes repurchases of our common stock under our stock repurchase program during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/2013 – 1/31/2013	42,724	$12.82	42,724	$19,451,039
2/1/2013 – 2/29/2013	265,754	13.82	265,754	15,778,368
3/1/2013 – 3/31/2013	229,085	14.00	229,085	12,571,862
Total	537,563	$13.82	537,563	$12,571,862

(1)

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $20.0 million. As of March 31, 2013, approximately $12.6 million remained available for purchases under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1*	Agreement between LivePerson and Erica Schultz, dated as of January 17, 2012
10.2*	Separation Agreement and General Release between LivePerson and Michael I. Kovach, dated as of April 23, 2013
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

 *               Management contract or compensatory plan or arrangement.

 **               These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

 †               In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date: May 10, 2013	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

Date: May 10, 2013	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.1*	Agreement between LivePerson and Erica Schultz, dated as of January 17, 2012
10.2*	Separation Agreement and General Release between LivePerson and Michael I. Kovach, dated as of April 23, 2013
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

 *               Management contract or compensatory plan or arrangement.

 **               These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

 †               In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

