Form 10-Q
period 2013-06-30
LIVEPERSON INC
filed 2013-08-08
CIK 1102993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On August 1, 2013, 54,034,867 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.

June 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEPERSON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 1(B))
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,952	$103,339
Accounts receivable, net of allowance for doubtful accounts of $708 as of June 30, 2013 and December 31, 2012	26,739	23,830
Prepaid expenses and other current assets	7,343	6,369
Deferred tax assets, net	3,759	2,616
Total current assets	112,793	136,154
Property and equipment, net	17,517	17,495
Intangibles, net	14,847	15,681
Goodwill	32,724	32,645
Deferred tax assets, net	4,397	4,183
Deferred implementation costs, net of current	227	240
Security deposits	673	669
Other assets	1,423	1,509
Total assets	$184,601	$208,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,960	$11,125
Accrued expenses	19,010	17,911
Deferred revenue	6,052	6,525
Total current liabilities	32,022	35,561
Deferred revenue, net of current	1,483	1,263
Other liabilities	1,423	1,509
Total liabilities	34,928	38,333

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value per share; 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value per share; 100,000,000 shares authorized, 53,898,695 shares issued and outstanding at June 30, 2013 and 55,948,924 shares issued and outstanding at December 31, 2012	54	56
Additional paid-in capital	234,200	252,320
Accumulated deficit	(83,841)	(81,780)
Accumulated other comprehensive loss	(740)	(353)
Total stockholders’ equity	149,673	170,243
Total liabilities and stockholders’ equity	$184,601	$208,576

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$43,229	$38,505	$85,725	$75,264
Operating expenses:
Cost of revenue	10,612	8,492	20,746	16,414
Product development	9,047	7,219	17,068	13,877
Sales and marketing	15,499	13,017	29,977	24,107
General and administrative	9,835	9,342	20,072	15,467
Amortization of purchased intangibles	224	11	448	87
Total operating expenses	45,217	38,081	88,311	69,952
(Loss) income from operations	(1,988)	424	(2,586)	5,312
Other income (expense):
Financial income (expense)	4	(254)	31	77
Interest income	16	21	24	36
Total other income (expense), net	20	(233)	55	113
(Loss) income before (benefit from) provision for income taxes	(1,968)	191	(2,531)	5,425
(Benefit from) provision for income taxes	(138)	51	(470)	2,162
Net (loss) income	$(1,830)	$140	$(2,061)	$3,263
Basic net (loss) income per common share	$(0.03)	$0.00	$(0.04)	$0.06
Diluted net (loss) income per common share	$(0.03)	$0.00	$(0.04)	$0.06
Weighted average shares outstanding used in basic net (loss) income per common share calculation	54,806,694	55,146,901	55,332,449	54,786,499
Weighted average shares outstanding used in diluted net (loss) income per common share calculation	54,806,694	57,150,256	55,332,449	56,649,160

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

5

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS)

UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net (loss) income	$(1,830)	$140	$(2,061)	$3,263
Foreign currency translation adjustment	(428)	58	(387)	45
Comprehensive (loss) income	$(2,258)	$198	$(2,448)	$3,308

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

UNAUDITED

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,061)	$3,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	5,952	4,794
Depreciation	4,048	3,329
Amortization of intangibles	884	153
Deferred income taxes	(1,174)	(740)
Provision for doubtful accounts, net	—	20

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,531)	1,388
Prepaid expenses and other current assets	(1,524)	(1,920)
Deferred implementation costs	13	25
Security deposits	(19)	(189)
Accounts payable	(5,208)	1,296
Accrued expenses	1,553	2,173
Deferred revenue	(254)	675
Net cash provided by operating activities	679	14,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(4,661)	(2,970)
Acquisition of Look.io, net of cash acquired	—	(900)
Acquisition of Amadesa technology assets	—	(10,798)
Acquisition of Proficient	—	(77)
Acquisition of domains	(50)	—
Acquisition costs - Engage, net of cash	(79)	—
Net cash used in investing activities	(4,790)	(14,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	135	1,156
Proceeds from issuance of common stock in connection with the exercise of options	2,318	6,573
Repurchase of common stock	(26,526)	—
Net cash (used in) provided by financing activities	(24,073)	7,729
Effect of foreign exchange rate changes on cash and cash equivalents	(203)	47
Net (decrease) increase in cash and cash equivalents	(28,387)	7,298
Cash and cash equivalents at the beginning of the period	103,339	93,278
Cash and cash equivalents at the end of the period	$74,952	$100,576

Supplemental disclosure of non-cash investing activities:

Cash flows from investing activities for the six months ended June 30, 2013 and June 30, 2012 does not include the purchase of approximately $144 and $1,300, respectively, of capitalized equipment related to the Company’s co-location facilities because the corresponding invoices are included in accounts payable for the corresponding six month period, and therefore did not have an impact on cash flows.

During the six months ended June 30, 2013 and 2012, total net cash paid for income taxes was $118 and $1,500, respectively.

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

(B)  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2013, and the consolidated results of operations, comprehensive (loss) income and cash flows for the interim periods ended June 30, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.

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

The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$501	$388	$922	$701
Product development expense	812	789	1,681	1,399
Sales and marketing expense	569	739	1,315	1,291
General and administrative expense	1,019	722	2,034	1,403
Total stock based compensation included in operating expenses	$2,901	$2,638	$5,952	$4,794

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2013 was $5.72 and $6.16, respectively. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2012 was $8.29 and $7.24, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.65% - 1.01%	0.72% - 0.84%	0.65% - 1.01%	0.72% - 0.87%
Expected life (in years)	5.0	5.0	5.0	5.0
Historical volatility	56.68% - 60.06%	60.6% 60.7%	56.68% - 60.06%	60.3% - 60.8%

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

The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2013, approximately 15,200,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2013). As of June 30, 2013, there was approximately $32,118 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.

In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.

In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of June 30, 2013, approximately 769,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2013).

A summary of the Company’s stock option activity and weighted average exercise prices follows:

		Weighted
		Average
	Options	Exercise Price
Options outstanding at December 31, 2012	9,841,479	$11.06
Options granted	676,300	12.49
Options exercised	(255,721)	6.34
Options cancelled	(917,841)	13.37
Options outstanding at June 30, 2013	9,344,217	11.07
Options exercisable at June 30, 2013	4,015,798	$7.41

The total value of stock options exercised during the six months ended June 30, 2013 was approximately $1,300. The total intrinsic value of options exercisable at June 30, 2013 was approximately $11,239. The total intrinsic value of nonvested options at June 30, 2013 is approximately $875. The total intrinsic value of all outstanding options at June 30, 2013 is $12,114.

A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the six months ended June 30, 2013 is as follows:

		Weighted
		Average Grant-
	Options	Date Fair Value
Nonvested Shares at December 31, 2012	6,621,251	$6.84
Granted	676,300	6.16
Vested	(1,051,291)	5.15
Cancelled	(917,841)	6.88
Nonvested Shares at June 30, 2013	5,328,419	$7.07

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

Diluted net loss per common share for the three and six months ended June 30, 2013 does not include the effect of options to purchase 3,194,515 and 3,385,645, respectively, of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the three and six months ended June 30, 2012 includes the effect of options to purchase 5,315,243 and 4,141,393, respectively, shares of common stock with a weighted average exercise price of $6.87 and $5.60.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic	54,806,694	55,146,901	55,332,449	54,786,499
Effect of assumed exercised options	—	2,003,355	—	1,862,661
Diluted	54,806,694	57,150,256	55,332,449	56,649,160

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

Summarized financial information by segment for the three months ended June 30, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$36,634	$—	$36,634	$—
Hosted services – Consumer	3,776	—	—	3,776
Professional services	2,819	—	2,819	—
Total revenue	43,229	—	39,453	3,776
Cost of revenue	10,612	—	9,974	638
Sales and marketing	15,499	—	14,243	1,256
Amortization of intangibles	224	—	224	—
Unallocated corporate expenses	18,882	18,882	—	—
Operating (loss) income	$(1,988)	$(18,882)	$15,012	$1,882

Summarized financial information by segment for the three months ended June 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$32,151	$—	$32,151	$—
Hosted services – Consumer	3,961	—	—	3,961
Professional services	2,393	—	2,393	—
Total revenue	38,505	—	34,544	3,961
Cost of revenue	8,492	—	7,939	553
Sales and marketing	13,017	—	11,624	1,393
Amortization of intangibles	11	—	11	—
Unallocated corporate expenses	16,561	16,561	—	—
Operating income (loss)	$424	$(16,561)	$14,970	$2,015

Revenues attributable to domestic and foreign operations for the three months ended June 30, 2013 and 2012, follows:

	June 30,
	2013	2012
United States	$30,433	$29,225
United Kingdom	6,963	5,245
Other countries	5,833	4,035
Total revenue	$43,229	$38,505

Summarized financial information by segment for the six months ended June 30, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$72,778	$—	$72,778	$—
Hosted services – Consumer	7,395	—	—	7,395
Professional services	5,552	—	5,552	—
Total revenue	85,725	—	78,330	7,395
Cost of revenue	20,746	—	19,510	1,236
Sales and marketing	29,977	—	27,449	2,528
Amortization of intangibles	448	—	448	—
Unallocated corporate expenses	37,140	37,140	—	—
Operating (loss) income	$(2,586)	$(37,140)	$30,923	$3,631

Summarized financial information by segment for the six months ended June 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows:

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$63,390	$—	$63,390	$—
Hosted services – Consumer	7,809	—	—	7,809
Professional services	4,065	—	4,065	—
Total revenue	75,264	—	67,455	7,809
Cost of revenue	16,414	—	15,306	1,108
Sales and marketing	24,107	—	21,114	2,993
Amortization of intangibles	87	—	87	—
Unallocated corporate expenses	29,344	29,344	—	—
Operating income (loss)	$5,312	$(29,344)	$30,948	$3,708

Revenues attributable to domestic and foreign operations for the six months ended June 30, 2013 and 2012, follows:

	June 30,
	2013	2012
United States	$60,518	$57,380
United Kingdom	13,947	10,121
Other countries	11,260	7,763
Total revenue	$85,725	$75,264

Long-lived assets by geographic region follows:

	June 30, 2013	December 31, 2012
United States	$35,695	$35,711
Israel	23,910	23,750
Australia	10,056	10,361
United Kingdom	1,511	2,600
Netherlands	636	—
Total long-lived assets	$71,808	$72,422

(G)  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2012	$32,645	$24,621	$8,024
Adjustments to goodwill:
Engage acquisition (see Note 3)	79	79	—
Balance as of June 30, 2013	$32,724	$24,700	$8,024

The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows:

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Engage acquisition	6,073	6,073	—
LookIO acquisition	2,405	2,405	—
Contingent earnout payments (see Note 3)	77	77	—
Balance as of December 31, 2012	$32,645	$24,621	$8,024

Intangible assets are summarized as follows (see Note 3):

Acquired Intangible Assets

	As of June 30, 2013
		Weighted
	Gross	Average
	Carrying	Amortization	Accumulated
	Amount	Period	Amortization
Amortizing intangible assets:
Technology	$18,533	3.8 years	$6,341
Customer relationships	5,061	3.5 years	2,816
Trade names	725	2.7 years	692
Non-compete agreements	486	1.2 years	459
Patents	475	11.0 years	167
Other	285	3.0 years	243
Total	$25,565		$10,718

	As of December 31, 2012
		Weighted
	Gross	Average
	Carrying	Amortization	Accumulated
	Amount	Period	Amortization
Amortizing intangible assets:
Technology	$18,533	3.8 years	$5,904
Customer relationships	5,061	3.5 years	2,485
Trade names	725	2.7 years	644
Non-compete agreements	486	1.2 years	421
Patents	475	11.0 years	145
Other	235	3.0 years	235
Total	$25,515		$9,834

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $466 and $884 for the three and six months ended June 30, 2013, respectively, and $77 and $153 for the three and six months ended June 30, 2012, respectively. Estimated amortization expense for the next five years is: $2,170 in 2013, $4,133 in 2014, $3,771 in 2015, $3,316 in 2016, $1,344 in 2017 and $113 thereafter.

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

(2)  BALANCE SHEET COMPONENTS

Property and Equipment

Property and equipment is summarized as follows:

	June 30, 2013	December 31, 2012
Computer equipment and software	$42,004	$38,649
Furniture, equipment and building improvements	7,549	6,834
	49,553	45,483
Less accumulated depreciation	32,036	27,988
Total	$17,517	$17,495

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Payroll and other employee related costs	$7,650	$9,199
Professional services and consulting and other vendor fees	7,983	5,698
Sales commissions	1,266	490
Contingent earnout (Note 3)	1,660	1,660
Other	451	864
Total	$19,010	$17,911

(3)  ACQUISITIONS

Amadesa Ltd.

On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10,301. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset is allocated to “Intangibles, net” on the Company’s balance sheet and will be amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred were approximately $497 and are included in “Intangibles, net” on the Company’s June 30, 2013 balance sheet.

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

The purchase price was approximately $10,591. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $494 and are included in general and administrative expenses in the Company’s Consolidated Statements of Operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $839 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1,660 of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in the June 30, 2013 balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income. During the six months ended June 30, 2013, the Company incurred an additional net working capital adjustment of $79. This amount has been included as part of the purchase price consideration resulting in an increase in goodwill.

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

(5)  COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2013 was approximately $2,284 and $4,785, respectively. Rental expense for operating leases for the three and six months ended June 30, 2012 was approximately $1,746 and $3,345, respectively.

Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $245 and $471 of employer matching contributions for the three and six months ended June 30, 2013, respectively. Salaries and related expenses include $197 and $364 of employer matching contributions for the three and six months ended June 30, 2012, respectively.

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

On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against the Company and co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by the Company and seeking unspecified monetary damages. On July 15, 2013, the matter was dismissed with prejudice by the Court pursuant to a Stipulated Motion to Dismiss filed by the parties.

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

In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•	Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise and midmarket sales agents. We have also expanded our efforts to retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•	Introducing New Products and Capabilities. We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing engagement and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

•	Expanding our international presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Australia, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

SECOND QUARTER 2013

Financial overview of the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

•	Total revenue increased 12% to $43.2 million from $38.5 million.

•	Revenue from our Business segment increased 14% to $39.5 million from $34.5 million.

•	Gross profit margin decreased to 75.5% from 77.7%.

•	Operating expenses increased 19% to $45.2 million from $38.1 million.

•	Net income decreased to a net loss of $1.8 million from net income of $140,000.

•	Bookings increased 3% and 12% to $7.1 million and $14.5 million in the three and six months ended June 30, 2013, respectively, from $6.9 million and $13.0 million in the comparable periods in 2012. We include in our bookings metrics new contractual commitments from either new or existing midmarket and/or enterprise customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts or transaction-based services. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancelations, delays in implementations or otherwise.

•	Average deal size for new bookings in the three and six months ended June 30, 2013 was $50,700 and $50,500, respectively, with average deal size for new customers of $47,300 and $49,200, respectively, and average deal size for existing customers requesting additional products or expanded access to current products of $52,100 and 51,000, respectively. Average deal size for new bookings in the three and six months ended June 30, 2012 was $50,400 and $51,400, respectively, with average deal size for new customers of $36,200 and $36,100, respectively, and average deal size for existing customers requesting additional products or expanded access to current products of $55,100 and $56,600, respectively. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

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

As of June 30, 2013, there was approximately $32.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.

ACCOUNTS RECEIVABLE

Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2013. One customer accounted for approximately 22% and 15% of accounts receivable as of June 30, 2013 and December 31, 2012, respectively. There was no change in our allowance for doubtful accounts in the three months ended June 30, 2013.

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

Revenue from our Business segment accounted for 91% of total revenue for the three and six months ended June 30, 2013. Revenue attributable to our monthly hosted Business services accounted for 93% of total Business revenue for the three and six months ended June 30, 2013. Revenue from our Business segment accounted for 90% of total revenue for the three and six months ended June 30, 2012. Revenue attributable to our monthly hosted Business services accounted for 93% and 94% of total Business revenue for the three and six months ended June 30, 2012, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 9% of total revenue for the three and six months ended June 30, 2013.  Revenue generated from online transactions between Experts and Users accounted for approximately 10% of total revenue in each of the three and six months ended June 30, 2012.

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

During the six months ended June 30, 2013, we did not increase our allowance for doubtful accounts. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

NON-CASH COMPENSATION EXPENSE

The net non-cash compensation amounts for the three and six months ended June 30, 2013 and 2012 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense related to ASC 718-10 (in thousands)	$2,901	$2,638	$5,952	$4,794
Total	$2,901	$2,638	$5,952	$4,794

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

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue - Business.  Revenue increased by 14% and 16% to $39.5 million and $78.3 million in the three and six months ended June 30, 2013, respectively, from $34.5 million and $67.5 in the comparable periods in 2012. This increase is primarily attributable to increased revenue from existing customers who increased their use of our services in the amount of approximately $3.3 million and $6.5 million, respectively, net of cancellations; revenue from new customers in the amount of approximately $1.2 million and $2.8 million, respectively; and, to a lesser extent, to professional services revenue of approximately $421,000 and $1.5 million, respectively. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.

Revenue - Consumer. Revenue decreased by 5% to $3.8 million and $7.4 million in the three and six months ended June 30, 2013, respectively, from $4.0 million and $7.8 million in the comparable periods in 2012. This decrease is primarily attributable to a decrease in gross revenue as a result of decreased chat minutes partially offset by an increase in the price charged per minute.

Cost of Revenue - Business. Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead. Cost of revenue increased by 26% and 27% to $10.0 million and $19.5 million in the three and six months ended June 30, 2013, respectively, from $7.9 million and $15.3 million in the comparable periods in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $1.5 million and $3.0 million, respectively, as well as an increase in expense for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $235,000 and $700,000, respectively, as a result of increased revenue and an increase in amortization of intangibles of approximately $177,000 and $370,000, respectively, as a result of our acquisitions of Amadesa, LookIO and Engage Pty Ltd. This increase in cost of revenue in excess of revenue growth was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage have increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.

Cost of Revenue - Consumer. Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead. Cost of revenue increased by 15% and 12% to $638,000 and $1.2 million in the three and six months ended June 30, 2013, respectively, from $553,000 and $1.1 million in the comparable periods in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service personnel in the amount of approximately $73,000 and $92,000, respectively.

Product Development. Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software. Product development costs increased by 25% and 23% to $9.0 million and $17.1 million in the three and six months ended June 30, 2013, respectively, from $7.2 million and $13.9 million in the comparable periods in 2012.  This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.6 million and $2.7 million, respectively, as well as an increase in outsourced labor expense of approximately $245,000 and $280,000, respectively, as a result of testing new versions of our software. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing - Business. Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead. Sales and marketing expenses increased by 23% to $14.2 million in the three months ended June 30, 2013, from $11.6 million in the comparable period in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $2.6 million. Sales and marketing expenses increased by 30% to $27.5 million in the six months ended June 30, 2013, from $21.1 million in the comparable period in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $5.6 million and, to a lesser extent, an increase in advertising, public relations and trade show exhibit expenses of approximately $500,000.This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing - Consumer. Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead. Sales and marketing expenses decreased by 10% and 16% to $1.3 million and $2.5 million in the three and six months ended June 30, 2013, respectively, from $1.4 million and $3.0 million in the comparable periods in 2012. This decrease is primarily attributable to a decrease in compensation and related costs of marketing personnel of approximately $166,000 and $436,000, respectively, as a result of realigning the responsibilities of certain employees to the Business segment.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased by 5% to $9.8 million in the three months ended June 30, 2013, from $9.3 million in the comparable period in 2012.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal, human resource and administrative personnel in the amount of approximately $1.7 million, an increase in rent expenses of approximately $276,000 and an increase in depreciation of approximately $151,000, partially offset by a reduction in accounting and legal costs related to acquisitions and litigation of approximately $1.6 million. General and administrative expenses increased by 30% to $20.1 million in the six months ended June 30, 2013, from $15.5 million in the comparable period in 2012.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal, human resource and administrative personnel in the amount of approximately $2.6 million, an increase in rent expenses of approximately $750,000, an increase in accounting, legal and other professional fees of approximately $715,000 and an increase in depreciation of approximately $312,000.

Amortization of Intangibles. Amortization expense was $224,000 and $448,000 in the three and six months ended June 30, 2013, respectively, and relates primarily to acquisition costs recorded as a result of our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012, NuConomy in April 2010 and the purchases of patents in August 2009. Amortization expense was $11,000 and $87,000 in the three and six months ended June 30, 2012, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and the purchase of patents in August 2009. The increase is attributable to the acquisition costs recorded as a result of our acquisitions in 2012. Additional amortization expense in the amount of $242,000 and $436,000 is included in cost of revenue for the three and six months ended June 30, 2013, respectively. Amortization expense is expected to be approximately $3.0 million in the year ended December 31, 2013.

Other Income. Financial income was $4,000 and $31,000 in the three and six months ended June 30, 2013, respectively, compared to a financial expense of $254,000 for the three months ended June 30, 2012 and financial income of $77,000 for the six months ended June 30, 2012. Financial income is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $16,000 and $24,000 in the three and six months ended June 30, 2013, respectively, compared to $21,000 and $36,000 in the three and six months ended June 30, 2012, respectively, and consists of interest earned on cash and cash equivalents.

(Benefit from) Provision for Income Taxes.   Our effective tax rate was 7% and 19% for the three and six months ended June 30, 2013, resulting in a benefit from income taxes of $138,000 and $470,000, respectively. Our effective tax rate was 27% and 40% for the three and six months ended June 30, 2012, respectively, resulting in a provision for income taxes of $51,000 and $2.2 million in the three and six months ended June 30, 2012, respectively.

 Net (Loss) Income. We had net loss of $1.8 million and $2.1 million for the three and six months ended June 30, 2013, respectively, and net income of $140,000 and $3.3 million in the three and six months ended June 30, 2012, respectively. Revenue increased by $4.7 million and $10.5 million, respectively, while operating expenses increased by $7.1 million and $18.4 million, respectively. Other income increased approximately $253,000 for the three months ended June 30, 2013 and decreased approximately $59,000 for the six months ended June 30, 2013. Income taxes decreased approximately $189,000 and $2.6 million, contributing to a net decrease in net income of approximately $2.0 million and $5.3 million for the three and six months ended June 30, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had approximately $75.0 million in cash and cash equivalents, a decrease of approximately $28.4 million from December 31, 2012. This decrease is primarily attributable to cash used to repurchase our common stock and net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility. This is partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees and net cash provided by operating activities. We invest our cash in short-term money market funds.

Net cash provided by operating activities was $679,000 for the six months ended June 30, 2013 and consisted primarily of non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation and an increase in accrued expenses, offset by a net loss, a decrease in accounts payable, and an increase in accounts receivable and prepaid expenses. Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2012 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, increases in accounts payable, accrued expenses and deferred revenue and decrease in account receivable partially offset by an increase in prepaid expenses.

Net cash used in investing activities was $4.8 million in the six months ended June 30, 2013, and was due primarily to the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $14.7 million in the six months ended June 30, 2012, and was due primarily to our purchase of technology assets from Amadesa, our acquisition of Look.io, and the purchase of fixed assets for our co-location facilities.

Net cash used in financing activities was $24.1 million in the six months ended June 30, 2013 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of intangible assets, as well as non-cash compensation costs.  Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $124,000 in the three month period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2013 and a net loss in the quarterly period ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of approximately $83.8 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.

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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2013 was approximately $2.3 million and $4.8 million, respectively, and approximately $1.7 million and $3.3 million for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, our principal commitments were approximately $25.1 million under various operating leases, of which approximately $3.9 million is due in 2013. We currently expect that our principal commitments for the year ending December 31, 2013 will not exceed $9.0 million in the aggregate.

Our contractual obligations at June 30, 2013 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$25,068	$7,649	$13,655	$2,714	$1,050
Total	$25,068	$7,649	$13,655	$2,714	$1,050

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Rate Fluctuations

As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and six months ended June 30, 2013, the U.S. dollar appreciated approximately 6% and 4%, respectively, as compared to the NIS. During the six month period ended June 30, 2013, expenses generated by our Israeli operations totaled approximately $25.7 million. In addition, as we continue to increase our investment in the United Kingdom, Latin America, Western Europe and Asia-Pacific region, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the U.K. pound and AUS dollar has increased. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, U.K. pound and AUS dollar and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the U.K. pound; and the functional currency of our operations in Australia is the Australian Dollar.

Collection Risk

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2013, we did not increase our allowance for doubtful accounts. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $708,000, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against us and co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by us and seeking unspecified monetary damages. On July 15, 2013, the matter was dismissed with prejudice by the Court pursuant to a Stipulated Motion to Dismiss filed by the parties.

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

ITEM 1A. RISK FACTORS

Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly revenue and operating results; the adverse effect that the global economic downturn may have on our business and results of operations; competition in the markets for online sales, marketing and customer service solutions, and online consumer services; our ability to retain existing customers and attract new customers; risks related to new regulatory or other legal requirements that could materially impact our business; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound, Euro and Australian Dollar; additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally; responding to rapid technological change and changing customer preferences; our ability to retain key personnel and attract new personnel; our ability to expand our operations internationally; risks related to the ability to successfully integrate past or potential future acquisitions; risks related to failures or security breaches in our services, those of our third party providers, or in the websites of our customers; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; increased allowances for doubtful accounts as a result of an increasing amount of receivables due from customers with greater credit risk; delays in our implementation cycles; risks associated with our current or future stock repurchase programs, including whether such programs will enhance long-term stockholder value, and whether such stock repurchases could increase the volatility of the price of our common stock and diminish our cash reserves; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; and risks related to our common stock being traded on more than one securities exchange, which may result in additional variations in the trading price of our common stock. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 1, 2013 (the “Form 10-K”).

There are no material changes to the risk factors described in the Form 10-K.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 10, 2012, our Board of Directors approved a stock repurchase program through June 30, 2014. On May 21, 2013, our Board of Directors authorized additional funding for the stock repurchase program of $10 million.

The following table summarizes repurchases of our common stock under our stock repurchase program during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

				12,571,862
4/1/2013 – 4/30/2013	505,161	13.51	505,161	5,744,935
5/1/2013 – 5/31/2013	608,000	9.31	608,000	10,083,051
6/1/2013 – 6/30/2013	721,738	9.16	721,738	3,474,027
Total	1,834,899	$10.41	1,834,899	$3,474,027

(1)

Under the stock repurchase program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by our Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $30.0 million. As of June 30, 2013, approximately $3.5 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date: August 8, 2013	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

Date: August 8, 2013	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

