Form 10-Q
period 2013-09-30
LIVEPERSON INC
filed 2013-11-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 1, 2013, 54,133,593 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,379	$103,339
Accounts receivable, net of allowance for doubtful accounts of $708 as of September 30, 2013 and December 31, 2012, respectively	32,726	23,830
Prepaid expenses and other current assets	7,049	6,369
Deferred tax assets, net	4,031	2,616
Total current assets	121,185	136,154
Property and equipment, net	18,183	17,495
Intangibles, net	14,156	15,681
Goodwill	32,724	32,645
Deferred tax assets, net	4,755	4,183
Other assets	2,327	2,418
Total assets	$193,330	$208,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,209	$11,125
Accrued expenses	20,347	17,911
Deferred revenue	6,779	6,525
Total current liabilities	36,335	35,561
Deferred revenue, net of current	1,270	1,263
Other liabilities	1,397	1,509
Total liabilities	39,002	38,333

Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY (See Note 11):
Common stock	54	56
Additional paid-in capital	239,227	252,320
Accumulated deficit	(84,571)	(81,780)
Accumulated other comprehensive loss	(382)	(353)
Total stockholders’ equity	154,328	170,243
Total liabilities and stockholders’ equity	$193,330	$208,576

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$45,192	$39,670	$130,917	$114,934
Costs and expenses:
Cost of revenue	10,597	9,036	31,342	25,450
Sales and marketing	16,141	12,713	46,118	36,820
Product development	10,023	8,005	27,091	21,881
General and administrative	9,508	7,316	29,581	22,784
Amortization of purchased intangibles	224	11	672	98
Total costs and expenses	46,493	37,081	134,804	107,033
(Loss) income from operations	(1,301)	2,589	(3,887)	7,901
Other income	209	41	264	155
(Loss) income before (benefit from) provision for income taxes	(1,092)	2,630	(3,623)	8,056
(Benefit from) provision for income taxes	(362)	1,030	(832)	3,193
Net (loss) income	$(730)	$1,600	$(2,791)	$4,863

Net (loss) income per share of common stock:
Basic	$(0.01)	$0.03	$(0.05)	$0.09
Diluted	$(0.01)	$0.03	$(0.05)	$0.09

Weighted-average shares used to compute net (loss) income per share:
Basic	54,046,161	55,688,824	54,898,974	55,087,109
Diluted	54,046,161	57,760,868	54,898,974	56,987,302
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(730)	$1,600	$(2,791)	$4,863
Foreign currency translation adjustment	358	(200)	(29)	(156)
Comprehensive (loss) income	$(372)	$1,400	$(2,820)	$4,707

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net (loss) income	$(2,791)	$4,863
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	9,749	7,646
Depreciation	6,050	5,170
Amortization of purchased intangibles	1,575	294
Deferred income taxes	(1,700)	(1,325)
Provision for doubtful accounts, net	—	20

Changes in operating assets and liabilities:
Accounts receivable	(7,395)	(1,846)
Prepaid expenses and other current assets	(1,523)	(1,617)
Other assets	79	(81)
Accounts payable	(3,523)	1,129
Accrued expenses	2,978	2,121
Deferred revenue	261	1,373
Other liabilities	(112)	(81)
Net cash provided by operating activities	3,648	17,666

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(6,638)	(6,919)
Acquisition of LookIO, net of cash acquired	—	(900)
Acquisition of Amadesa technology assets	—	(10,798)
Acquisition of Proficient	—	(77)
Acquisition of domains	(50)	—
Acquisition costs - Engage, net of cash	(79)	—
Net cash used in investing activities	(6,767)	(18,694)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	135	2,607
Proceeds from issuance of common stock in connection with the exercise of options	3,737	8,557
Repurchase of common stock	(26,716)	—
Net cash (used in) provided by financing activities	(22,844)	11,164
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	(130)
CHANGE IN CASH AND CASH EQUIVALENTS	(25,960)	10,006
CASH AND CASH EQUIVALENTS - Beginning of the period	103,339	93,278
CASH AND CASH EQUIVALENTS - End of the period	$77,379	$103,284

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$151	$1,556

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$720	$1,952
Issuance of 109,517 shares of common stock in connection with the acquisition of LookIO on June 13, 2012	$—	$1,984

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, London, Melbourne, San Francisco, Santa Monica and Tel Aviv.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2013, and the consolidated results of operations, comprehensive (loss) income and cash flows for the interim periods ended September 30, 2013 and 2012. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2013.
Reclassification
For comparability, certain 2012 amounts have been reclassified where appropriate, to conform to the financial presentation in 2013.
Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.
Recently Issued Accounting Standards

Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on the Company’s condensed consolidated financial statements.

2.	Revenue Recognition
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

3.	Net Income (Loss) Per Share
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

Diluted net loss per common share for the three and nine months ended September 30, 2013 does not include the effect of options to purchase 2,945,414 and 3,084,345, respectively, of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the three and nine months ended September 30, 2012 includes the effect of options to purchase 5,413,038 and 5,015,988, respectively, shares of common stock with a weighted average exercise price of $7.20 and $6.82.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic	54,046,161	55,688,824	54,898,974	55,087,109
Effect of assumed exercised options	—	2,072,044	—	1,900,193
Diluted	54,046,161	57,760,868	54,898,974	56,987,302

4.	Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions – chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.
Summarized financial information by segment for the three months ended September 30, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$38,007	$—	$38,007	$—
Hosted services – Consumer	3,828	—	—	3,828
Professional services	3,357	—	3,357	—
Total revenue	45,192	—	41,364	3,828
Cost of revenue	10,597	—	10,014	583
Sales and marketing	16,141	—	14,664	1,477
Amortization of purchased intangibles	224	—	224	—
Unallocated corporate expenses	19,531	19,531	—	—
Operating (loss) income	$(1,301)	$(19,531)	$16,462	$1,768

Summarized financial information by segment for the three months ended September 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$33,245	$—	$33,245	$—
Hosted services – Consumer	3,577	—	—	3,577
Professional services	2,848	—	2,848	—
Total revenue	39,670	—	36,093	3,577
Cost of revenue	9,036	—	8,539	497
Sales and marketing	12,713	—	11,502	1,211
Amortization of purchased intangibles	11	—	11	—
Unallocated corporate expenses	15,321	15,321	—	—
Operating income (loss)	$2,589	$(15,321)	$16,041	$1,869
Summarized financial information by segment for the nine months ended September 30, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$110,785	$—	$110,785	$—
Hosted services – Consumer	11,223	—	—	11,223
Professional services	8,909	—	8,909	—
Total revenue	130,917	—	119,694	11,223
Cost of revenue	31,342	—	29,524	1,818
Sales and marketing	46,118	—	42,113	4,005
Amortization of purchased intangibles	672	—	672	—
Unallocated corporate expenses	56,672	56,672	—	—
Operating (loss) income	$(3,887)	$(56,672)	$47,385	$5,400
Summarized financial information by segment for the nine months ended September 30, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Consolidated	Corporate	Business	Consumer
Revenue:
Hosted services – Business	$96,634	$—	$96,634	$—
Hosted services – Consumer	11,387	—	—	11,387
Professional services	6,913	—	6,913	—
Total revenue	114,934	—	103,547	11,387
Cost of revenue	25,450	—	23,845	1,605
Sales and marketing	36,820	—	32,616	4,204
Amortization of purchased intangibles	98	—	98	—
Unallocated corporate expenses	44,665	44,665	—	—
Operating income (loss)	$7,901	$(44,665)	$46,988	$5,578

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Australia, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$30,879	$29,531	$91,397	$86,909
United Kingdom	8,554	5,898	22,501	16,017
Other countries	5,759	4,241	17,019	12,008
Total revenue	$45,192	$39,670	$130,917	$114,934
The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	September 30,	December 31,
	2013	2012
United States	$36,042	$35,711
Israel	23,790	23,750
Australia	10,124	10,361
United Kingdom	1,633	2,600
Netherlands	556	—
Total long-lived assets	$72,145	$72,422

5.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (amounts in thousands):

	Total	Business	Consumer
Balance as of December 31, 2012	$32,645	$24,621	$8,024
Adjustments to goodwill:
Engage acquisition (see Note 8)	79	79	—
Balance as of September 30, 2013	$32,724	$24,700	$8,024
The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows (amounts in thousands):

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Engage acquisition	6,073	6,073	—
LookIO acquisition	2,405	2,405	—
Contingent earnout payments (see Note 8)	77	77	—
Balance as of December 31, 2012	$32,645	$24,621	$8,024
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):
Acquired Intangible Assets

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(6,808)	$11,725	3.8 years
Customer relationships	5,061	(2,982)	2,079	3.5 years
Trade names	725	(716)	9	2.7 years
Non-compete agreements	486	(478)	8	1.2 years
Patents	475	(178)	297	11.0 years
Other	285	(247)	38	3.0 years
Total	$25,565	$(11,409)	$14,156

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(5,904)	$12,629	3.8 years
Customer relationships	5,061	(2,485)	2,576	3.5 years
Trade names	725	(644)	81	2.7 years
Non-compete agreements	486	(421)	65	1.2 years
Patents	475	(145)	330	11.0 years
Other	235	(235)	—	3.0 years
Total	$25,515	$(9,834)	$15,681

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million and $1.6 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2013	$1,078
2014	4,133
2015	3,771
2016	3,316
2017	1,746
Thereafter	112
Total	$14,156

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2013	December 31, 2012
Computer equipment and software	$44,412	$38,649
Furniture, equipment and building improvements	7,809	6,834
	52,221	45,483
Less: accumulated depreciation	(34,038)	(27,988)
Total	$18,183	$17,495

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (amounts in thousands):

	September 30, 2013	December 31, 2012
Payroll and other employee related costs	$10,768	$9,199
Professional services and consulting and other vendor fees	6,151	5,698
Sales commissions	1,128	490
Contingent earnout (Note 8)	1,660	1,660
Other	640	864
Total	$20,347	$17,911

8.	Acquisitions
Amadesa Ltd.
On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10.3 million. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset is allocated to “Intangibles, net” on the Company’s balance sheet and will be amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred were approximately $0.5 million and are included in “Intangibles, net” on the Company’s September 30, 2013 balance sheet.
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
The purchase price was approximately $2.9 million, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $2.0 million, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $0.9 million. Total acquisition costs incurred were approximately $0.2 million and were included in general and administrative expenses in the Company’s consolidated statements of operations for the same period. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income (loss) per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The goodwill is not deductible for income tax purposes. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn an additional 30,422 shares of LivePerson common stock by achieving an employment milestone by providing continued services through a specified date. The Company valued these shares at approximately $0.6 million, based on the quoted market price of the Company’s common stock on the day of closing. In accordance with ASC 805-10, the Company is accruing this contingent compensation ratably over the requisite employment period.
Management’s allocation of the purchase price in connection with the LookIO acquisition is as follows (amounts in thousands):

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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in the September 30, 2013 balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income. During the nine months ended September 30, 2013, the Company incurred an additional net working capital adjustment of $79,000. This amount has been included as part of the purchase price consideration resulting in an increase in goodwill.
Management’s preliminary allocation of the purchase price in connection with the Engage acquisition is as follows (amounts in thousands):

Cash	$386
Accounts receivable	3,454
Other current assets	57
Property and equipment	432
Other assets	104
Intangible assets	3,600
Goodwill	6,152
14,185
Liabilities assumed	(2,632)
Deferred tax liability	(962)
Total purchase price consideration	$10,591
The components of the intangible assets listed in the above table are as follows (amounts in thousands):

	Weighted Average Useful Life (Months)	Amount
Technology	36	$768
Trade-name	12	95
Customer relationships	48	2,661
Non-compete agreements	12	76
		$3,600

9.	Fair Value Measurements
The Company measures its cash equivalents at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2013 and December 31, 2012, are summarized as follows (amounts in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,168	$—	$—	$19,168	$20,745	$—	$—	$20,745
Total assets	$19,168	$—	$—	$19,168	$20,745	$—	$—	$20,745
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions based on the best information available.
The Company's only asset or liability that is measured at fair value on a recurring basis is money market funds, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value because of their short-term maturity. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2013 was approximately $2.2 million and $6.9 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2012 was approximately $2.0 million and $5.3 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.2 million and $0.7 million of employer matching contributions for the three and nine months ended September 30, 2013, respectively. Salaries and related expenses include $0.2 million and $0.5 million of employer matching contributions for the three and nine months ended September 30, 2012, respectively.

11.	Stockholders' Equity
Common Stock
As of September 30, 2013, the Company had 54,123,328 common shares issued and outstanding. As of December 31, 2012, the Company had 55,948,924 shares issued and outstanding. The par value for common shares was $0.001.
Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company had zero preferred shares issued and outstanding. The par value for preferred shares was $0.001.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$635	$428	$1,557	$1,130
Sales and marketing expense	844	822	2,159	2,113
Product development expense	1,241	807	2,922	2,206
General and administrative expense	1,078	795	3,111	2,197
Total stock based compensation included in costs and expenses	$3,798	$2,852	$9,749	$7,646
The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2013 was $4.82 and $5.25, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2012 was $8.78 and $8.23, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.38% - 1.39%	0.58% - 0.62%	0.65% - 1.39%	0.58% - 0.87%
Expected life (in years)	5	5	5	5
Historical volatility	59.84% - 59.85%	59.7% - 60.3%	56.68% - 60.06%	59.7% - 60.8%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2013, approximately 15,000,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2013). As of September 30, 2013, there was approximately $33.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.
In March 2000, the Company adopted the 2000 Employee Stock Purchase Plan with 450,000 shares of common stock initially reserved for issuance (the “2000 ESPP”). The 2000 ESPP expired on its terms on the last day of April 2010.
In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of September 30, 2013, approximately 726,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2013).
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2012	9,841,479	$11.06
Options granted	2,121,200	10.38
Options exercised	(446,107)	5.94
Options cancelled	(1,384,530)	13.05
Options outstanding at September 30, 2013	10,132,042	10.87
Options exercisable at September 30, 2013	4,451,913	$8.54
The total value of stock options exercised during the nine months ended September 30, 2013 was approximately $2.1 million. The total intrinsic value of options exercisable at September 30, 2013 was approximately $11.9 million. The total intrinsic value of nonvested options at September 30, 2013 is approximately $0.5 million. The total intrinsic value of all outstanding options at September 30, 2013 is $12.5 million.
A summary of the status of the Company’s nonvested shares as of December 31, 2012, and changes during the nine months ended September 30, 2013 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2012	6,621,251	$6.84
Granted	2,121,200	5.25
Vested	(1,677,792)	6.03
Cancelled	(1,384,530)	6.72
Nonvested Shares at September 30, 2013	5,680,129	$6.90

12.	Legal Matters
On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers. On March 13, 2012, the Company amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against the Company asserting infringement of the same three patents and seeking unspecified monetary damages and injunctive relief. The Court entered a Scheduling Order on June 1, 2012 scheduling trial in this matter to begin on or after September 8, 2014. The matter is presently stayed until December 2013. The Company currently does not expect that the outcome of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period. Though it is reasonably possible that the Company will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.
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
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.
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

Third Quarter 2013
Financial overview of the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

•	Total revenue increased 14% to $45.2 million from $39.7 million.

•	Revenue from our Business segment increased 15% to $41.4 million from $36.1 million.

•	Gross profit margin remained flat at 77%.

•	Operating expenses increased 25% to $46.5 million from $37.1 million.

•	Net income decreased to a net loss of $0.7 million from net income of $1.6 million.

•
Bookings increased 26% and 17% to $10.2 million and $24.7 million in the three and nine months ended September 30, 2013, respectively, from $8.1 million and $21.1 million in the comparable periods in 2012. We include in our bookings metrics new contractual commitments from either new or existing midmarket and/or enterprise customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts or transaction-based services. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancelations, delays in implementations or otherwise.

•
Average deal size for new bookings in the three and nine months ended September 30, 2013 was $62,300 and $54,800, respectively, with average deal size for new customers of $53,300 and $50,900, respectively, and average deal size for existing customers requesting additional products or expanded access to current products of $66,900 and $56,500, respectively.  Average deal size for new bookings in the three and nine months ended September 30, 2012 was $43,900 and $48,200, respectively, with average deal size for new customers of $50,800 and $42,600, respectively, and average deal size for existing customers requesting additional products or expanded access to current products of $41,200 and $50,200, respectively. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

Adjusted EBITDA and Adjusted Net Income
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted net income which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted net income to net (loss) income, the most directly comparable GAAP financial measures.
We have included adjusted EBITDA and adjusted net income in this Quarterly Report on Form 10-Q because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted net income can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA and adjusted net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA
Net (loss) income	$(730)	$1,600	$(2,791)	$4,863
Amortization of purchased intangibles	691	140	1,575	294
Stock-based compensation	3,798	2,852	9,749	7,646
Depreciation	2,002	1,841	6,050	5,170
(Benefit from) provision for income taxes	(362)	1,030	(832)	3,193
Other (income)	(209)	(41)	(264)	(155)
Adjusted EBITDA	$5,190	$7,422	$13,487	$21,011

Our use of adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although amortization are non-cash charges, the assets being amortized may have to be replaced in the future, and adjusted net income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted net income does not consider the potentially dilutive impact of equity-based compensation;

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of Adjusted Net Income
Net (loss) income	$(730)	$1,600	$(2,791)	$4,863
Amortization of purchased intangibles	691	140	1,575	294
Stock-based compensation	3,798	2,852	9,749	7,646
Adjusted net income	$3,759	$4,592	$8,533	$12,803

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
As of September 30, 2013, there was approximately $33.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2013. One customer accounted for approximately 16% and 15% of accounts receivable as of September 30, 2013 and December 31, 2012, respectively. There was no change in our allowance for doubtful accounts in the three months ended September 30, 2013.
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
In the third quarter of 2013, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Recently Issued Accounting Standards
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (Loss). This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on our condensed consolidated financial statements.
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
Revenue from our Business segment accounted for 92% and 91% of total revenue for the three and nine months ended September 30, 2013, respectively. Revenue attributable to our monthly hosted Business services accounted for 92% and 93% of total Business revenue for the three and nine months ended September 30, 2013, respectively. Revenue from our Business segment accounted for 91% and 90% of total revenue for the three and nine months ended September 30, 2012, respectively. Revenue attributable to our monthly hosted Business services accounted for 92% and 93% of total Business revenue for the three and nine months ended September 30, 2012, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% and 9% of total revenue for the three and nine months ended September 30, 2013, respectively.  Revenue generated from online transactions between Experts and Users accounted for approximately 9% and 10% of total revenue in each of the three and nine months ended September 30, 2012, respectively.
We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.
Costs and Expenses
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
During the nine months ended September 30, 2013, we did not increase our allowance for doubtful accounts. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $0.7 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts for the three and nine months ended September 30, 2013 and 2012 consist of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock-based compensation expense related to ASC 718-10	$3,798	$2,852	$9,749	$7,646
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
Comparison of Three and Nine Months Ended September 30, 2013 and 2012
Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$41,364	$36,093	15%	$119,694	$103,547	16%
Consumer	3,828	3,577	7%	11,223	11,387	(1)%
Total	$45,192	$39,670	14%	$130,917	$114,934	14%
Business revenue increased by 15% and 16% to $41.4 million and $119.7 million in the three and nine months ended September 30, 2013, respectively, from $36.1 million and $103.5 million in the comparable periods in 2012. This increase is primarily attributable to increased revenue from existing customers who increased their use of our services in the amount of approximately $3.5 million and $12.6 million, respectively, net of cancellations; revenue from new customers in the amount of approximately $1.4 million and $1.5 million, respectively; and, to a lesser extent, to professional services revenue of approximately $0.3 million and $1.8 million, respectively. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.
Consumer revenue increased by 7% to $3.8 million in the three months ended September 30, 2013, from $3.6 million in the comparable period in 2012. This increase is primarily attributable to a increase in gross revenue as a result of an increase in the price charged per minute partially offset by an decrease in chat minutes. Consumer revenue decreased by 1% to $11.2 million in the nine months ended September 30, 2013, from $11.4 million in the comparable period in 2012. This decrease is primarily attributable to a decrease in gross revenue as a result of decreased chat minutes partially offset by an increase in the price charged per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$10,014	$8,539	17%	$29,524	$23,845	24%
Percentage of total revenue	22%	22%		23%	21%
Headcount (at period end):	183	171	7%	183	171	7%
Cost of revenue increased by 17% to $10.0 million in the three months ended September 30, 2013, from $8.5 million in the comparable period in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $1.4 million. Cost of revenue increased by 24% to $29.5 million in the nine months ended September 30, 2013, from $23.8 million in the comparable period in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $4.3 million, and an increase in expense for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.4 million, as a result of increased revenue and an increase in amortization of intangibles of approximately $0.8 million, as a result of our acquisitions of Amadesa, LookIO and Engage Pty Ltd. This increase in cost of revenue was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage have increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$583	$497	17%	$1,818	$1,605	13%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	16	17	(6)%	16	17	(6)%
Cost of revenue increased by 17% and 13% to $0.6 million and $1.8 million in the three and nine months ended September 30, 2013, respectively, from $0.5 million and $1.6 million in the comparable periods in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for existing customer service personnel in the amount of approximately $58,000 and $0.2 million, respectively.
Product Development
Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Product development	$10,023	$8,005	25%	$27,091	$21,881	24%
Percentage of total revenue	22%	20%		21%	19%
Headcount (at period end):	214	212	1%	214	212	1%
Product development costs increased by 25% and 24% to $10.0 million and $27.1 million in the three and nine months ended September 30, 2013, respectively, from $8.0 million and $21.9 million in the comparable periods in 2012.  This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel as a result of our increased efforts to expand our product offerings of approximately $1.6 million and $4.3 million, respectively, as well as an increase in outsourced labor expense of approximately $0.5 million and $0.8 million, respectively, as a result of testing new versions of our software. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$14,664	$11,502	27%	$42,113	$32,617	29%
Percentage of total revenue	32%	29%		32%	28%
Headcount (at period end):	250	208	20%	250	208	20%
Sales and marketing expenses increased by 27% to $14.7 million in the three months ended September 30, 2013, from $11.5 million in the comparable period in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $3.1 million. Sales and marketing expenses increased by 29% to $42.1 million in the nine months ended September 30, 2013, from $32.6 million in the comparable period in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $8.6 million and, to a lesser extent, an increase in advertising, public relations and trade show exhibit expenses of approximately $0.5 million. This increase relates to our continued efforts to enhance our brand recognition and increase sales lead activity.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$1,477	$1,211	22%	$4,005	$4,203	(5)%
Percentage of total revenue	3%	3%		3%	4%
Headcount (at period end):	5	4	25%	5	4	25%
Sales and marketing expenses increased by 22% to $1.5 million in the three months ended September 30, 2013, from $1.2 million in the comparable period in 2012. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.2 million. Sales and marketing expenses decreased by 5% to $4.0 million in the nine months ended September 30, 2013, from $4.2 million in the comparable period in 2012. This decrease is primarily attributable to a decrease in compensation and related costs of marketing personnel of approximately $0.4 million, as a result of realigning the responsibilities of certain employees to the Business segment partially offset by an increase in advertising expense of approximately $0.2 million.
General and Administrative
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
General and administrative	$9,508	$7,316	30%	$29,581	$22,784	30%
Percentage of total revenue	21%	18%		23%	20%
Headcount (at period end):	83	71	17%	83	71	17%
General and administrative expenses increased by 30% to $9.5 million in the three months ended September 30, 2013, from $7.3 million in the comparable period in 2012.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal, human resource and administrative personnel in the amount of approximately $1.3 million, an increase in professional fees of approximately $0.4 million, an increase in rent expenses of approximately $0.3 million and an increase in depreciation of approximately $0.2 million. General and administrative expenses increased by 30% to $29.6 million in the nine months ended September 30, 2013, from $22.8 million in the comparable period in 2012.  This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal, human resource and administrative personnel in the amount of approximately $3.8 million, an increase in accounting, legal and other professional fees of approximately $1.1 million, an increase in rent expense of approximately $1.0 million and an increase in depreciation of approximately $0.6 million.
Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$224	$11	1,936%	$672	$98	586%
Percentage of total revenues	—%	—%		1%	—%
Amortization expense for purchased intangibles was $0.2 million and $0.7 million in the three and nine months ended September 30, 2013, respectively, and relates primarily to acquisition costs recorded as a result of our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012, NuConomy in April 2010 and the purchases of patents in August 2009. Amortization expense was $11,000 and $98,000 in the three and nine months ended September 30, 2012, respectively, and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010 and the purchase of patents in August 2009. The increase is attributable to the acquisition costs recorded as a result of our acquisitions in 2012. Additional amortization expense in the amount of $0.5 million and $0.9 million is included in cost of revenue for the three and nine months ended September 30, 2013, respectively. Amortization expense is expected to be approximately $3.0 million in the year ended December 31, 2013.
Other Income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Other Income	$209	$41	410%	$264	$155	70%
Financial income was $0.2 million in the three and nine months ended September 30, 2013, respectively, compared to $22,000 and $99,000 for the three and nine months ended September 30, 2012, respectively. Financial income is the result of currency rate fluctuations primarily associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $9,000 and $33,000 in the three and nine months ended September 30, 2013, respectively, compared to $19,000 and $56,000 in the three and nine months ended September 30, 2012, respectively, and consists of interest earned on cash and cash equivalents.
(Benefit From) Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
(Benefit From) Provision for Income Taxes	$(362)	$1,030	(135)%	$(832)	$3,193	(126)%
Our effective tax rate was 33.2% and 23.0% for the three and nine months ended September 30, 2013, resulting in a benefit from income taxes of $0.4 million and $0.8 million, respectively. Our effective tax rate was 39.2% and 39.6% for the three and nine months ended September 30, 2012, respectively, resulting in a provision for income taxes of $1.0 million and $3.2 million in the three and nine months ended September 30, 2012, respectively.
 Net (Loss) Income
We had net loss of $0.7 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, and net income of $1.6 million and $4.9 million in the three and nine months ended September 30, 2012, respectively. Revenue increased by approximately $5.5 million and $16.0 million, respectively, while costs and expenses increased by approximately $9.2 million and $27.6 million, respectively. Other income increased approximately $0.2 million and $0.1 million for the three and nine months ended September 30, 2013, respectively. Income taxes decreased approximately $1.3 million and $4.0 million, contributing to a net decrease in net income of approximately $2.2 million and $7.5 million for the three and nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	3,648	17,666
Cash flows used in investing activities	(6,767)	(18,694)
Cash flows (used in) provided by financing activities	(22,844)	11,164
As of September 30, 2013, we had approximately $77.4 million in cash and cash equivalents, a decrease of approximately $26.0 million from December 31, 2012.This decrease is primarily attributable to cash used to repurchase our common stock and net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility. This is partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees and net cash provided by operating activities. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2013 and consisted primarily of non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation and an increase in accrued expenses, partially offset by a net loss, a decrease in accounts payable, and an increase in accounts receivable and prepaid expenses. Net cash provided by operating activities was $17.7 million for the nine months ended September 30, 2012 and consisted primarily of net income, non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation, increases in accounts payable, accrued expenses and deferred revenue partially offset by an increase in accounts receivable and prepaid expenses.
Net cash used in investing activities was $6.8 million in the nine months ended September 30, 2013, and was due primarily to the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $18.7 million in the nine months ended September 30, 2012, and was due primarily to our purchase of technology assets from Amadesa, our acquisition of LookIO, and the purchase of fixed assets for our co-location facilities.
Net cash used in financing activities was $22.8 million in the nine months ended September 30, 2013 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $11.2 million for the nine months ended September 30, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from the exercise of employee stock options.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the three month period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2013 and a net loss in the quarterly periods ended June 30 and September 30, 2013. As of September 30, 2013, we had an accumulated deficit of approximately $84.6 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2013 was approximately $2.2 million and $6.9 million, respectively, and approximately $2.0 million and $5.3 million for the three and nine months ended September 30, 2012, respectively.
As of September 30, 2013, our principal commitments were approximately $23.8 million under various operating leases, of which approximately $2.1 million is due in 2013. We currently expect that our principal commitments for the year ending December 31, 2013 will not exceed $9.0 million in the aggregate.
Our contractual obligations at September 30, 2013 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$23,833	$5,984	$14,058	$2,738	$1,053
Total	$23,833	$5,984	$14,058	$2,738	$1,053
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Currency Rate Fluctuations
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended September 30, 2013, the U.S dollar remained flat as compared to the NIS. During the nine months ended September 30, 2013, the U.S. dollar appreciated approximately 3%, as compared to the NIS. During the nine months ended September 30, 2013, expenses generated by our Israeli operations totaled approximately $38.6 million. In addition, as we continue to increase our investment in the United Kingdom, Latin America, Western Europe and Asia-Pacific region, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the U.K. pound, Euro and AUS dollar has increased. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, U.K. pound, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the U.K. pound; the functional currency of our operations in the Netherlands is the Euro; and the functional currency of our operations in Australia is the Australian Dollar.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2013, we did not increase our allowance for doubtful accounts. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $0.7 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Interest Rate Risk
Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial conditions or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers. On March 13, 2012, we amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against us asserting infringement of the same three patents and seeking unspecified monetary damages and injunctive relief. The Court entered a Scheduling Order on June 1, 2012 scheduling trial in this matter to begin on or after September 8, 2014. The matter is presently stayed until December 2013. We currently do not expect that the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows. However, litigation is inherently unpredictable; therefore, judgments could be rendered or settlements entered, that could adversely affect our operating results or cash flows in a particular period. Though it is reasonably possible that we will incur a liability associated with this litigation, the amount of any such liability is not reasonably estimable at this time.
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
Item 1A. Risk Factors
Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly revenue and operating results; the adverse effect that the global economic downturn may have on our business and results of operations; competition in the markets for online sales, marketing and customer service solutions, and online consumer services; our ability to retain existing customers and attract new customers; risks related to new regulatory or other legal requirements that could materially impact our business; impairments to goodwill that result in significant charges to earnings; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the New Israeli Shekel, U.K. pound, Euro, Australian Dollar and Japanese Yen; additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally; responding to rapid technological change and changing customer preferences; our ability to retain key personnel and attract new personnel; our ability to expand our operations internationally; risks related to the ability to successfully integrate past or potential future acquisitions; risks related to failures or security breaches in our services, those of our third party providers, or in the websites of our customers; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; increased allowances for doubtful accounts as a result of an increasing amount of receivables due from customers with greater credit risk; delays in our implementation cycles; risks associated with our current or future stock repurchase programs, including whether such programs will enhance long-term stockholder value, and whether such stock repurchases could increase the volatility of the price of our common stock and diminish our cash reserves; risks related to our international operations, particularly our operations in Israel, and the civil and political unrest in that region; and risks related to our common stock being traded on more than one securities exchange, which may result in additional variations in the trading price of our common stock. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 1, 2013 (the “Form 10-K”).
There are no material changes to the risk factors described in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of our common stock for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
				$3,474,027
7/1/2013 – 7/31/2013	—	—	—	3,474,027
8/1/2013 – 8/31/2013	18,900	$9.98	18,900	3,284,387
9/1/2013 – 9/30/2013	—	—	—	3,284,387
Total	18,900	$9.98	18,900	$3,284,387

(1)
On December 10, 2012, the Company announced that its Board of Directors approved a share repurchase program through June 30, 2014. On May 21, 2013, our Board of Directors extended the aggregate purchase price of the stock repurchase program. Under the stock repurchase program, the Company is authorized to repurchase shares of the Company's common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $30.0 million. As of September 30, 2013, approximately $3.3 million remained available for purchases under the program.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
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

LIVEPERSON, INC.
(Registrant)

Date: November 7, 2013	By:	/s/ ROBERT P. LOCASCIO
	Name:	Robert P. LoCascio
	Title:	Chief Executive Officer (principal executive officer)

Date: November 7, 2013	By:	/s/ DANIEL R. MURPHY
	Name:	Daniel R. Murphy
	Title:	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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