Form 10-K
period 2013-12-31
LIVEPERSON INC
filed 2014-03-14
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $446,033,101 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 28, 2014, 54,720,689 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed not later than April 30, 2014, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a leading provider of digital engagement solutions offering a cloud-based platform which enables businesses to proactively connect with consumers through chat, voice, and content delivery, across multiple channels and screens, including websites, social media, tablets and mobile devices. Our engagements are driven by intelligence derived from a broad set of consumer and business data, including historical, behavioral, operational, and third party data. Each engagement is based on proprietary analytics and a real-time understanding of consumer needs and business objectives. LivePerson’s products, coupled with our domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online engagement channel by increasing sales, as well as consumer satisfaction and loyalty ratings for our customers, while also enabling them to reduce consumer service costs.
 LivePerson monitors and analyzes a valuable set of online consumer behavioral data on behalf of our customers. Spanning the breadth of an online visitor session starting from an initial keyword search, through actions on our customer’s website, and even into a shopping cart and an executed sale, this data enables us to develop unique insights into consumer behavior during specific transactions and within a customer’s user base. Based on our internal measures, on average during 2013, we monitored approximately 2.2 billion visitor sessions per month across our customers’ websites. Currently this session data is primarily used to proactively engage consumers in order to increase online conversion rates and average order values, and we continue to invest in products that can leverage the value of this data to provide new and innovative solutions for our customers in the future.
     More than 8,500 companies, including Cisco, Hewlett-Packard, IBM, Microsoft, Verizon, Sky, Walt Disney, PNC and Orbitz, employ our technology to keep pace with rising consumer expectations for service and relevance through the online channel. LivePerson has unique insight into consumer behavior, which we offer our customers through our intelligent engagement products and our consulting services.
     Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling our customers to:

•	increase conversion rates and reduce abandonment by intelligently engaging website visitors;

•	redirect spending from driving traffic to spending on visitor conversions;

•	accelerate the sales cycle, drive repeat business and increase average order values;

•	increase consumer satisfaction and improve the overall digital experience, drive retention and loyalty while reducing consumer service costs;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and

•	lower operating costs in the call center by deflecting costly phone and email interactions and improving agent efficiency.
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
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on The NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with offices in Atlanta, Amsterdam, London, Melbourne, San Francisco, Santa Monica, Tokyo and Tel Aviv.
Market Opportunity
While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily, and the U.S. is no different. According to Forrester Research, “online retail in 2013 will reach $262 billion a rise of 13% over 2012's $231 billion in online sales and representing 8% of total retail pie. Looking forward, we expect eCommerce to grow at a compound annual growth rate of 9% between 2013 and 2017.”

The rise of online video and social media has stimulated Internet advertising spending, which is projected to exceed $105 billion in 2014, according to J.P. Morgan. Furthermore, according to the most recent Forrester Research report, of online adults that use customer service, 43% of U.S. consumers used chat for customer service, which increased from 30% that used chat for customer service in 2009. Chat adoption has increased to roughly one in three seniors and has risen to more than half of online consumers ages 18 to 32. At 63%, chat has the highest satisfaction rate among all online customer service channels in the Forrester survey.
According to the latest eConsultancy report, for every $92 spent by retailers to attract a visitor to their website, approximately $1 is spent on efforts to convert each visitor. We believe that conversion rates can be improved through optimized on-site engagement, and that this represents an opportunity for our engagement solutions, both on-site and in mobile channels.
Mobile commerce is growing rapidly, and proving to be a critical channel for retailers to engage their customers. According to a 2013 Forrester survey, retailers that participated said that, on average, they experienced a 129% lift in year-over-year sales from smartphones and a 178% lift from tablets. In addition, Forrester noted that retailers reported "2013 online sales growth was 29% higher than in 2012 and that most of their key metrics, such as site conversion rates, had improved in the same time frame. Mobile continues to grow, comprising a greater percent of overall web sales, and as a result is the top investment initiative planned for the coming year."
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
We also believe that demographic shifts favor LivePerson’s current and planned offerings. We are seeing the younger generation of consumers adopt and use multiple technologies for online communications such as email, social networking and text messaging, and create and share user-generated content. Take the example of SnapChat with over 400 million messages exchanged each day, this is a strong indicator of how younger consumers prefer to communicate. Another example is Line, a two year old messaging application that lets people exchange information and play games with their friends. It already has 230 million registered users - a milestone that Facebook did not reach until it was five years old, which may in turn accelerate the demand for LivePerson’s online, real-time customer engagement solutions. Not only does this shift in behavior around messaging/chat technologies demonstrate a strong appetite for this type of communication, but according to Goldman Sachs, by 2018, we'll be seeing roughly as much mobile commerce ($626 billion) as we saw in e-commerce last year. LivePerson is uniquely positioned to work brands and help capitalize on this shift in behavior, and optimize their mobile platforms to deliver a robust customer engagement offering, across multiple platforms.
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
     Expanding the Engagement Tools and Capabilities We Provide to Our Customers.   We have created, and will continue to create, new proprietary applications and also provide third-party tools and capabilities through our partner eco-system. Today, our customers intelligently engage with approximately two percent of their website visitors via chat. As part of our strategy, we are striving to provide our customers with the ability to intelligently engage a greater proportion of their website visitors in new ways, such as with the delivery of personalized content and the use of voice and video. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. These include partners that augment the data used in our rules engine, provide complementary services, such as translation and virtual agents, and partners that expand our reach to social and mobile channels. At the end of 2013, we had approximately 100 partners in our eco-system and we continue to see growing adoption of these third-party applications by our customer base.
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
     Expanding our International Presence.   In 2013, we continued our investment in direct sales and services personnel to expand our customer base in the United Kingdom and Western Europe, including expansion within several of the largest financial services and telecommunications companies in this region. We also saw positive growth in the Asia Pacific region, notably in Australia, building on momentum from our acquisition of Australian reseller partner Engage Pty Ltd. in late 2012. In the fourth quarter of 2013, LivePerson also established operations in Japan, with the formation of LivePerson Japan Kabushiki Kaisha, and announced strategic partnerships with Information Services International-Dentsu, Ltd. (ISID), Vixia, and Dentsu Razorfish, group subsidiaries of Dentsu Inc., Japan's largest advertising agency. We continue to evaluate partnership opportunities and sales and marketing strategies to support further expansion into the Asia-Pacific region.
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
     Evaluating Strategic Alliances and Acquisitions When Appropriate.   We have successfully integrated several acquisitions over the past decade. In addition to our acquisition of Engage referenced above, most recently we acquired mobile engagement start-up LookIO, Inc. (“LookIO") and the technology and intellectual property assets of Israel-based start-up, Amadesa, Ltd. (“Amadesa”). While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic alliances or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic alliances.
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
     LiveEngage.   LiveEngage, LivePerson’s hosted engagement platform delivers actionable insights, empowering businesses to get the most out of their existing digital platforms by intelligently engaging consumers based on a real-time understanding of consumer needs. By seamlessly integrating chat, voice, messaging, and video to create a multi-channel, multimedia engagement platform, LiveEngage combines sophisticated technology with robust business intelligence to produce compelling, measurable results for e-commerce, marketing, and contact center executives. LiveEngage combines real time on-site and off-site behavioral data with a broad set of consumer and business data, including historical, operational, demographic and third-party data enabling proprietary analytics to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle.

     LiveEngage enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. LiveEngage also reduces costs in the contact center by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates.
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
 Customers
Our business operations customer base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers online. We plan to continue to focus on key target markets: financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as the SMB sector, within the United States and Canada, Latin America, Europe and the Asia-Pacific region. We continue to increase our investment in sales and support personnel in the United Kingdom, Australia and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region.
     No single customer accounted for or exceeded 10% of our total revenue in 2013.
 Sales and Marketing
 Sales
We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:
Direct Sales.   Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our customers’ strategic initiatives. Our sales and marketing-focused solutions are targeted at business executives whose primary responsibility is maximizing digital consumer acquisition. These executives have a vested interest in improving the overall digital experience, increasing conversion rates, increasing application completion rates and increasing average order value, as well as enhancing consumer satisfaction. The value proposition for our customer service-focused solutions appeals to professionals who hold both top and bottom line responsibility for consumer service and technical support functions within their organization, as well as enhancing consumer satisfaction. Our proactive service solution enables these organizations to provide effective consumer service by deflecting costly phone calls and emails to the more cost efficient chat channel. Our personalization solution is targeted at marketing and e-commerce professionals who are tasked with providing a personalized consumer experience to drive a multitude of business outcomes onsite. LivePerson supports any organization with a company-wide strategic initiative to improve the overall online consumer experience. For our large and more complex customers, our sales methodology often begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective customer. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment, we transition to a program management model wherein we work hand-in-hand with the customer, providing detailed analysis, measurements and recommendations that help optimize their performance and ensure ongoing program success.
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
 Marketing
     Our marketing efforts in support of our business operations are organized around the needs, trends and characteristics of our existing and prospective customer base. Our deep relationship with existing customers fosters continuous feedback and critical data analysis, thereby allowing us to develop and refine marketing programs that drive adoption across multiple customer segments. We have a global team, spread across key geographies in Western Europe, Asia-Pacific and North America that is focused on marketing our brand, products and services to executives responsible for the digital channel and consumer service operations of their organization. The global team is committed to marketing in a common voice, but is focused on delivering very localized campaigns depending on the region. Our focus is on the financial services, retail, telecommunications, technology, and travel/hospitality industries, as well as SMBs. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our LiveEngage platform, and supporting key areas of business including small business, international and the channel. We aim to achieve this by delivering high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.
 Our marketing strategy also encompasses a strategic communications approach that integrates, public relations, social media, and analyst/influencer relations. We are focused on using those channels to communicate our brand value, to those key stakeholders, to increase overall brand and technology awareness. Communications seeks to highlight key customer success stories, and promote executive thought leadership via contributed content, speaking opportunities and press interviews, to raise LivePerson’s profile and reinforce our position as an industry leader.
 Competition
The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, evolving industry standards, rapid technology developments, and frequent new product introductions. LivePerson’s business solutions compete directly with companies that facilitate real-time sales, email management, searchable knowledgebase applications and consumer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers, including SaaS providers such as Oracle RightNow (an Oracle company), Talisma, eGain and TouchCommerce. We believe that our long-standing relationships with customers, particularly at the enterprise level, and our online selling expertise, including knowledge of online consumer purchasing habits, sophisticated methodologies to efficiently engage online consumers and reporting capabilities that measure return on investment differentiate us from existing competitors. In addition, we believe that our security and ability to handle such high volumes of traffic without degrading the experience of our customers' visitors are significant advantages. We believe that as the scope, size and sophistication of our customers’ requirements increase, our competitors’ relative strengths as compared to our offerings decline. We also face potential competition from Web analytics and online engagement service providers, and other enterprise software and SaaS solutions companies such as Adobe, Oracle, Google and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance. The most significant challenges facing any new market entrant include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a highly secure and scalable network infrastructure.
LivePerson’s consumer operations compete with companies that provide cross category advice such as About.com, Google HelpOuts and Yahoo Answers. The consumer operations also compete with niche players offering advice in specific vertical categories.
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
•a wider range of products and services; and
•greater financial, marketing and research and development resources.

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

Software Design.   Our software design is based on client-server architecture. As a SaaS provider, our customers either use a standard Web browser or install only the LivePerson Agent Console (Windows or Java-based) on their operators’ workstations. Visitors to our customers’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our customers’ operators or to use the LivePerson services.
Our software design is also based on open standards. These standard protocols facilitate integration with our customers’ legacy and third-party systems. Representative examples include:
•Java
•JSON (JavaScript Object Notation)
•REST (Representational State Transfer)
•XML (Extensible Mark-up Language)
•HTML (Hypertext Mark-up Language)
•SQL (Structured Query Language)
•HTTP (Hypertext Transfer Protocol)
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

Government Regulation
We are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet and the management of customer and consumer data such as, but not limited to, laws and regulations relating to user privacy, freedom of expression, data privacy, electronic contracts, electronic payment, content and quality of products and services, taxation, advertising, internet neutrality, information security and intellectual property rights. We post on our website our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices in an effort to comply with applicable laws. Expansion and interpretation of user privacy and data security laws, and their application to the Internet in the U.S. and foreign jurisdictions, is ongoing and unsettled. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.
     Various U.S. and foreign jurisdictions impose laws regarding the collection and use of data. For instance, some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. So, if, for example, the scope of the previously mentioned “spyware ” legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.
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
     A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

•
existing and proposed federal and state rules and regulations regarding cybersecurity, data breach notification and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The FTC has also increased its enforcement actions against companies that fail to meet their privacy or data security commitments to consumers. In addition many states have adopted, and other states are expected to enact, statutes that require companies to implement data security measures and to report certain breaches of the security of personal data to affected individuals, to regulatory agencies, to law enforcement officials and to other third parties. Currently there are many proposals by state and federal lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and data security and breach notification procedures.

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

•
the Child Online Protection Act and the Children’s Online Privacy Protection Act, respectively, restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect or use certain categories of information from children under 13. Currently, our consumer-facing site and services are intended for use by adults over 18 years of age; and

•
in January 2004, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our customers using our solutions will be permitted by spam filters to reach the intended recipients.

         In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data security, privacy, and other laws and regulations are more restrictive than those in the U.S. The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. We might unintentionally violate such laws; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could subject us to legal liability exposure, and harm our business, operating results and financial condition.
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
Employees
     As of February 28, 2014 we had 796 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.
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
Website Access to Reports
     We make available, free of charge, on our website ( www.liveperson.com ), our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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
We have in the past incurred, and we may in the future incur losses and experience negative cash flow, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	continued adoption by companies doing business online of real-time sales, marketing and customer service solutions;

•	continued adoption by individual Experts and consumers of online real-time advice services;

•	changes in our pricing models, policies or the pricing policies of our current and future competitors;

•	our customers’ business success;

•	our customers’ demand for our services;

•	consumer demand for our services;

•	our ability to attract and retain customers;

•	the introduction of new services by us or our competitors.

•	our ability to avoid and/or manage service interruptions, disruptions, or security incidents;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions; and
Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.
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
Our business services agreements typically have twelve month terms. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, or reduce the amount of services purchased or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead customers to terminate our service. We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. As part of our strategy, we are increasingly offering customers subscriptions with interaction-based fees. While this interaction-based fee model has demonstrated success in our business to date, it could potentially produce greater variability in our revenue as revenue in this model is impacted by the number of interactions that our customers generate through use of our products. Because of the historically small amount of services sold in initial orders, we depend significantly on the growth of our customer base and sales to new customers and sales of additional services to our existing customers. Our revenue could decline unless we are able to obtain additional customers or alternate revenue sources.
New and developing regulatory or other legal requirements could materially impact our business.
We, and our customers, are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet such as, but not limited to, laws and regulations relating to user privacy, data privacy, content, internet neutrality, advertising, electronic contracts, electronic payment, information security and intellectual property rights. We post on our web site our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices in an effort to comply with applicable laws. Expansion and interpretation of user privacy and data security laws and their application to the Internet in the U.S. and foreign jurisdictions is ongoing and unsettled. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.
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
A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:
Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The FTC has also ratcheted up its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. Currently there are many proposals by lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and establish data security and breach notification procedures. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.
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
Although the functional currency of our Israeli subsidiaries is the U.S. dollar, as a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel has increased. In addition, the functional currency of our operations in the U.K. and Australia is the pound sterling and the Australian dollar, respectively. Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could adversely affect our results of operations. Fluctuations in the value of the U.S. dollar relative to other foreign currencies affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. Currently, we are not a party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations for our international operations. We may seek to enter into hedging transaction in the future, but we may be unable to enter into those transactions successfully, on acceptable terms or at all. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.
We could face additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally and/or as we expand into direct-to-consumer services.
In 2013, we opened up offices in Germany, Japan and the Netherlands. In November 2012, we acquired Engage Pty Ltd. an Australian provider of cloud-based customer contact solutions. In May 2012, we acquired certain assets of Amadesa, Ltd., an Israeli-based website analytics company. In October 2007, we acquired Kasamba Inc., an Israeli-based provider of a platform for online, real-time expert advice. In October 2000, we acquired HumanClick, an Israeli-based provider of real-time online customer service applications. In addition, we have established a sales, marketing and customer support presence in the United Kingdom in support of expansion efforts into Western Europe, and have integrated the United Kingdom operations of Proficient Systems into that office. There are risks related to doing business in international markets as well as in the online consumer market, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.
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
 Downturn in global economic environment may adversely affect our business and results of operations.
The U.S. and other global economies have experienced in the past and could in the future experience economic downturn that affects all sectors of the economy, particularly in the financial services and retail industries, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets recently experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions in the past and could be similarly impacted in the future by any downturn in global economic conditions.
Weak economic conditions may also cause our customers to experience difficulty in supporting their current operations and implementing their business plans. Our customers may reduce their spending on our services, may not be able to discharge their payment and other obligations to us, may experience difficulty raising capital, or may elect to scale back the resources they devote to customer service and/or sales and marketing technology, including services such as ours. Economic conditions may also lead consumers and businesses to postpone spending, which may cause our customers to decrease or delay their purchases of our products and services. If economic conditions deteriorate for us or our customers, we could be required to record charges relating to restructuring costs or the impairment of assets, may not be able to collect receivables on a timely basis, and our business, financial condition and results of operations could be materially adversely affected.
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
During the past decade, we have completed acquisitions outside the United States. We have also continued to invest in expansion of operations in the United Kingdom, Germany, the Netherlands and other countries in Europe, Israel, Japan, Australia and the broader Asia-Pacific region. Our ability to continue our international expansion involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.
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
While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, computing device capabilities continue to evolve. This evolution enables more data and processes, such as mobile computing, potentially increasing the risk that security failures will occur. Our security measures may also be breached due to the intentional acts of outside third parties, employee malfeasance, error, or otherwise, allowing an unauthorized third party to gain access to our data, our users’ data or our customers’ data. Because the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, it may be difficult for us to anticipate these techniques or to implement adequate security measures in our services and systems to prevent them. In addition, our customers may authorize third party access to their customer data located in our cloud environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Because our services are responsible for critical communication between our customers and consumers, security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.
We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.
The dialogue transcripts of the text-based chats and email interactions between our customers and Internet users may include personal data, such as contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ Internet users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. We may as a result of a security incident be deemed out of compliance with U.S. federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties. If these services were to be interrupted or their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The need to physically secure and securely transmit confidential information online has historically been a significant barrier to e-commerce and online communications and continues to be a key area of focus and concern. Any well-publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.
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
We also rely on the security of our third party providers to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, obtain, modify or delete our or our customers’ data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to significant penalties and negative publicity, as well as government investigations and claims for damages or injunctive relief under state, federal and foreign laws.
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
We collect data from live online Internet user dialogues and enable our customers to capture and save information about their Internet user interactions. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies or similar technologies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting or using information which may be valuable to our customers. The foregoing could have a material adverse effect our business, results of operations and financial condition.
In addition, privacy concerns may cause Internet users to avoid online sites that collect various forms of data, such as behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our customers may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the E.U. have adopted privacy directives or laws that are often more strict than those in the United States. In the United States federal and state governments have also adopted legislation, rules and regulations which governs the collection and use of certain personal information. For instance, the Children’s Online Privacy Protection Act directs the U.S. Federal Trade Commission to regulate the collection of data from children under the age of 13 on commercial websites. The U.S. Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection and use of personal information. These and other governmental or industry efforts may limit our customers’ ability to collect and use information about their interactions with their Internet users through our services. As a result, such laws, regulations and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.
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
During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $0.7 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.
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
Certain of our products require some implementation services, including but not limited to, training our customers. We have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations. If we experience delays in implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be canceled or delayed and our costs could increase, which could negatively impact our operating results.
In the past, we have experienced losses, we had an accumulated deficit of $85.3 million as of December 31, 2013 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008 and 2013.
We recorded a net loss of $3.5 million for the year ended December 31, 2013. As of December 31, 2013, our accumulated deficit was approximately $85.3 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2013, we had $91.9 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the U.S. and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
On December 10, 2012, our Board of Directors approved a stock repurchase program through June 30, 2014. Under the program, we are authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by them depending upon prevailing market conditions and other corporate considerations, up to an aggregate purchase price of $20.0 million. On May 21, 2013, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $20.0 million to $30.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of December 31, 2013, approximately $3.3 million remained available for purchase under the program.
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
Because we recognize revenue from subscriptions for our service over the term of the subscription, declines in business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 or more months. As a result, much of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions or cancellations of existing subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, could negatively affect our revenue in future quarters. Our subscription model also means that revenue from new customers is generally recognized over the applicable subscription term, rather than instantaneously.
Our sales cycles can be lengthy, and timing of sales can be difficult to predict.
The sales cycle for our products can be several months or more and varies substantially from customer to customer. Because we sell complex, integrated solutions, it can take many months to close sales as customers evaluate our product offering and define their requirements. Our multi-product offering and the increasingly complex needs of our customers can contribute to a longer sales cycle. Consequently, we are not always able to precisely predict the quarter in which expected sales will occur. In addition, historically a large portion of our revenue has derived from large orders from large clients. Consequently, delays in the closing of sales, especially from large clients, could have a material impact on the timing of revenue and results of operations.
Political, economic and military conditions in Israel could negatively impact our Israeli operations
Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2013, we had 379 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip, and negotiations between the State of Israel and Palestinian representatives have effectively ceased. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty in the region. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, in southern Lebanon, which involved missile strikes against civilian targets in northern Israel that resulted in economic losses. Since June 2007, there has been an escalation in violence in the Gaza Strip. In December 2008 and January 2009, Israel engaged in an armed conflict with Hamas, which involved civilian targets in various parts of Israel and negatively affected business conditions in Israel. A similar armed conflict between Israel and Hamas occurred in November 2012.
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

•
terrorist attacks against the United States, in Israel, the United Kingdom, or other locations where we operate; and/or the engagement in hostilities or an escalation of hostilities by or against the United States, Israel, the United Kingdom or other locations where we operate, or the declaration of war or national emergency by the United States, Israel, the United Kingdom or other locations where we operate.

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
Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our named executive officers and directors, in the aggregate, and as of December 31, 2013, beneficially own approximately 44% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We currently lease approximately 18,500 square feet at our headquarters location in New York City, under a lease expiring in April 2020. In March 2012, we modified our existing lease for additional office space of approximately 18,500 also expiring in April 2020. We also lease approximately 5,250 square feet of office space in San Francisco under a lease expiring in January 2019, and we lease approximately 1,800 square feet of office space in Santa Monica under a lease expiring in November 2015.
Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 68,000 square feet, under leases expiring in December 2015.
Our wholly-owned subsidiary, Proficient Systems, Inc. maintains offices in Atlanta, Georgia of approximately 9,000 square feet, under a lease expiring in November 2015.
Our wholly-owned subsidiary, LivePerson (UK) Ltd. maintains offices in Reading, United Kingdom of approximately 7,300 square feet, under a lease expiring in May 2019. We also maintain an office of approximately 500 square feet in London, United Kingdom under an agreement expiring in January 2017.
Our wholly-owned subsidiary, LivePerson Netherlands B.V. maintains offices in Amsterdam, Netherlands of approximately 1,000 square feet, under a lease expiring in March 2015.
Our wholly-owned subsidiary, Engage Pty, Ltd. maintains offices in Melbourne, Australia of approximately 11,500 square feet, under a lease expiring in March 2016.
We also lease space for our primary and back-up hosting facilities at separate locations in the continental U.S. and Europe.
We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our operations for the foreseeable future.
Item 3. Legal Proceedings
On February 7, 2012, we filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that our products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of our customers. On March 13, 2012, we amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against us asserting infringement of the same three patents. In February 2014, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement did not have a material adverse impact on our financial position, results of operations or cash flows. Also in February 2014, the parties filed notices of dismissal with prejudice of all pending claims asserted in this litigation, which the court endorsed, thereby dismissing with prejudice all claims in this litigation.
On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against us and co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by us. On November16, 2012, Community United filed an amended complaint, which Defendants answered on December 28, 2012. On July 11, 2013, the parties filed a stipulation of dismissal of all claims with prejudice, which the Court endorsed on July 15, 2013, terminating the case.
We routinely assesses all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where the we assess the likelihood of loss as probable.
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
Item 4. Mine Safety Disclosures
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
The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2013:
First Quarter	$14.90	$13.07
Second Quarter	$13.75	$8.12
Third Quarter	$10.60	$9.24
Fourth Quarter	$14.82	$9.08
Year ended December 31, 2012:
First Quarter	$17.32	$11.84
Second Quarter	$19.08	$14.89
Third Quarter	$19.49	$15.56
Fourth Quarter	$18.14	$12.03
Holders
As of February 28, 2014, there were approximately 161 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the year ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs (1) (2)
				$20,000,000
1/1/2013 - 3/31/2013	537,563	$13.82	537,563	12,571,862
4/1/2013 - 6/30/2013	1,834,899	10.41	1,834,899	3,474,027
7/1/2013 - 9/30/2013	18,900	9.98	18,900	3,284,387
10/1/2013 - 12/31/2013	—	—	—	3,284,387
Total	2,391,362	$11.17	2,391,362	$3,284,387

(1)
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On May 21, 2013, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $20.0 million to $30.0 million. As of December 31, 2013, approximately $3.3 million remained available for purchase under the program.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

Stock Performance Graph
The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2008 to December 31, 2013.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2008 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2011, 2010 and 2009 and the related statements of operations for the years ended December 31, 2010 and 2009 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012 and NuConomy in April 2010, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$177,805	$157,409	$133,089	$109,862	$87,490
Costs and expenses:
Cost of revenue	42,555	35,579	33,195	29,640	21,076
Sales and marketing	62,488	49,614	38,884	32,835	27,355
General and administrative	39,968	31,606	21,044	17,077	13,417
Product development	36,397	30,051	20,222	15,711	12,111
Amortization of purchased intangibles	871	218	109	259	745
Total costs and expenses	182,279	147,068	113,454	95,522	74,704
(Loss) income from operations	(4,474)	10,341	19,635	14,340	12,786
Other income (expense)	337	376	(485)	(7)	14
(Loss) income before provision for (benefit from) income taxes	(4,137)	10,717	19,150	14,333	12,800
(Benefit from) provision for income taxes	(638)	4,362	7,112	5,074	5,037
Net (loss) income attributable to common stockholders	(3,499)	6,355	12,038	9,259	7,763

Net (loss) income per share attributable to common stockholders:
Basic	$(0.06)	$0.11	$0.23	$0.18	$0.16
Diluted	$(0.06)	$0.11	$0.22	$0.18	$0.16

Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	54,725,236	55,292,597	52,876,999	50,721,880	47,962,688
Diluted	54,725,236	57,131,041	55,008,742	52,907,541	49,008,440
Other Financial and Operational Data:
Adjusted EBITDA (1)	$18,767	$28,965	$33,998	$26,759	$22,832
Adjusted net income (2)	$11,652	$17,650	$19,838	$15,887	$14,462
(1) We define adjusted EBITDA as net (loss) income, plus (benefit from) provision for income taxes, other income (expense), net, depreciation and amortization, and stock based compensation. Please see "Adjusted EBITDA" below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(2) We define adjusted net income as net (loss) income, plus amortization, and stock based compensation. Please see "Adjusted Net Income" below for more information and for a reconciliation of adjusted net income to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenue	$1,954	$1,579	$1,023	866	790
Sales and marketing	2,851	2,878	1,668	1,371	1,337
General and administrative	4,148	3,294	2,377	1,576	1,197
Product development	3,555	2,964	1,703	1,329	1,402
Total stock-based compensation	$12,508	$10,715	$6,771	$5,142	$4,726

	As of December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,906	$103,339	$93,278	$61,336	$45,572
Working capital	88,877	100,593	96,354	61,600	39,996
Total assets	205,090	208,576	166,051	131,143	104,281
Total stockholders’ equity	159,053	170,243	137,698	104,643	81,137
Adjusted EBITDA and Adjusted Net Income
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted net income which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted net income to net (loss) income, the most directly comparable GAAP financial measures.
We have included adjusted EBITDA and adjusted net income in this Annual Report on Form 10-K because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted net income can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA and adjusted net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(3,499)	$6,355	$12,038	$9,259	$7,763
Amortization of purchased intangibles	2,643	580	1,029	1,486	1,973
Stock-based compensation	12,508	10,715	6,771	5,142	4,726
Depreciation	8,090	7,329	6,563	5,791	3,347
(Benefit from) provision for income taxes	(638)	4,362	7,112	5,074	5,037
Other (income) expense, net	(337)	(376)	485	7	(14)
Adjusted EBITDA	$18,767	$28,965	$33,998	$26,759	$22,832
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
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation of Adjusted Net Income
Net (loss) income	$(3,499)	$6,355	$12,038	$9,259	$7,763
Amortization of purchased intangibles	2,643	580	1,029	1,486	1,973
Stock-based compensation	12,508	10,715	6,771	5,142	4,726
Adjusted net income	$11,652	$17,650	$19,838	$15,887	$14,462

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in "Risk Factors."
Overview
LivePerson provides digital engagement solutions offering a cloud-based platform which enables businesses to pro-actively connect with consumers and an online marketplace providing information and knowledge.  We are organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice, and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via real-time chat. We were incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998.
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

•
Expanding our International Presence. We continue to increase our investment in sales and support personnel in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region. We continue to improve the multi-language and translation capabilities within our hosted solutions to further support international expansion.

Key Metrics
Financial overview of the three and twelve months ended December 31, 2013 compared to the comparable periods in 2012 are as follows:

•
Revenue increased 10% and 13% to $46.9 million and $177.8 million in the three and twelve months ended December 31, 2013, respectively from $42.5 million and $157.4 million in the comparable periods in 2012.

•
Revenue from our Business segment increased 11% and 14% to $43.0 million and $162.7 million in the three and twelve months ended December 31, 2013, respectively from $38.8 million and $142.3 million in the comparable periods in 2012.

•
Gross profit margin remained flat at 76% in the three months ended December 31, 2013 and the comparable period in 2012. Gross profit margin decreased to 76% from 77% in the twelve months ended December 31, 2013, from the comparable period in 2012.

•
Cost and expenses increased 19% and 24% to $47.5 million and $182.3 million in the three and twelve months ended December 31, 2013, respectively from $40.0 million and $147.1 million in the comparable periods in 2012.

•
Net loss increased 147% to $0.7 million in the three months ended December 31, 2013 from net income of $1.5 million for the three months ended December 31, 2012. Net loss increased 155% to $3.5 million in the twelve months ended December 31, 2013 from net income of $6.4 million for the twelve months ended December 31, 2012.

•
Bookings increased 15% and 17% to $10.0 million and $34.7 million in the three and twelve months ended December 31, 2013, respectively, from $8.7 million and $29.7 million in the comparable periods in 2012. We include in our bookings metrics new contractual commitments from either new or existing midmarket and/or enterprise customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts or transaction-based services. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancellations, delays in implementations or otherwise.

•
Average deal size for new bookings in the three months ended December 31, 2013 was $53,000, with average deal size for new customers of $44,000 and average deal size for existing customers requesting additional products or expanded access to current products of $55,000.  Average deal size for new bookings in the three months ended December 31, 2012 was $49,000, with average deal size for new customers of $31,000 and average deal size for existing customers requesting additional products or expanded access to current products of $54,000. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements under Item 8.

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
We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance in accordance with FASB Accounting Standards Update 2009-13. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over the contracted period.
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
As of December 31, 2013, there was approximately $30.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2013, 2012 or 2011. One customer accounted for approximately 12% and 15% of accounts receivable at December 31, 2013 and 2012, respectively. We increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in the proportion of our receivables due from customers with greater credit risk.
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
In the third quarter of 2013, we determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.

Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets, including intangible assets, which it considered to be impaired.
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
Revenue from our Business segment accounted for 92% of total revenue for the year ended December 31, 2013. Revenue from our Business segment accounted for 90% and 89% of total revenue for the years ended December 31, 2012 and 2011, respectively. Revenue attributable to our monthly hosted Business services accounted for 92% of total Business revenue for the year ended December 31, 2013. Revenue attributable to our monthly hosted Business services accounted for 93% of total Business revenue for the year ended December 31, 2012. Revenue attributable to our monthly hosted Business services accounted for 94% of total Business revenue for the year ended December 31, 2011. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 8% of total revenue for the year ended December 31, 2013. Revenue generated from online transactions between Experts and Users accounted for approximately 10% and 11% of total revenue for the years ended December 31, 2012 and 2011, respectively.
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

During 2013, we increased our allowance for doubtful accounts by approximately $0.5 million to approximately $1.2 million, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2012, we increased our allowance for doubtful accounts by $20,000 to approximately $0.7 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2013, 2012 and 2011 consist of (amounts in thousands):

	2013	2012	2011
Stock-based compensation expense related to ASC 718-10	$12,508	$10,715	$6,771
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
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	24%	23%	25%
Sales and marketing	35%	32%	29%
General and administrative	22%	20%	16%
Product development	20%	19%	15%
Amortization of purchased intangibles	—%	—%	—%
Total costs and expenses	103%	93%	85%
(Loss) income from operations	(3)%	7%	15%
Other income (expense)	—%	—%	—%
(Loss) income before provision for (benefit from) income taxes	(2)%	7%	14%
(Benefit from) provision for income taxes	—%	3%	5%
Net (loss) income	(2)%	4%	9%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$162,714	$142,298	14%	$142,298	$118,567	20%
Consumer	15,091	15,111	—%	15,111	14,522	4%
Total	$177,805	$157,409	13%	$157,409	$133,089	18%
Business revenue increased by 14% to $162.7 million for the year ended December 31, 2013, from $142.3 million for the year ended December 31, 2012. This increase is primarily attributable to revenue from existing customers who increased their services in the amount of approximately $12.2 million, net of cancellations; revenue from new customers in the amount of approximately $6.0 million; and to a lesser extent, to professional services revenue of approximately $2.2 million. Our current revenue growth has been impacted by the necessary lead time required to get our global sales team up to full capacity in anticipation of our roll out of the LiveEngage platform. In addition, our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.
Business revenue increased by 20% to $142.3 million for the year ended December 31, 2012, from $118.6 million for the year ended December 31, 2011. This increase is primarily attributable to revenue from existing customers who increased their use of our services in the amount of approximately $12.6 million, net of cancellations and, to a lesser extent, to revenue from new customers in the amount of approximately $8.6 million and an increase in professional services revenue of approximately $3.3 million. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expanding business from existing customers.
Consumer revenue remained at $15.1 million for the year ended December 31, 2013, from the year ended December 31, 2012. There was an increase in fees we charge experts that was offset by a decrease in chat minutes.
Consumer revenue increased by 4% to $15.1 million for the year ended December 31, 2012, from $14.5 million for the year ended December 31, 2011. This increase is primarily attributable to an increase in gross revenue as a result of increased chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Cost of revenue- business	$40,132	$33,450	20%	$33,450	$29,793	12%
Percentage of total revenue	23%	21%		21%	22%
Headcount (at period end)	208	234	(11)%	234	140	67%
Cost of revenue increased by 20% to $40.1 million in 2013, from $33.5 million in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $5.2 million, and an increase in amortization of purchased intangibles of approximately $1.4 million as a result of our acquisitions of Amadesa, lookIO and Engage Pty Ltd. This increase in cost of revenue was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage have increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.
Cost of revenue increased by 12% to $33.5 million in 2012, from $29.8 million in 2011. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $2.9 million, an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.4 million as a result of increased revenue and an increase in amortization of purchased intangibles of approximately $0.4 million as a result of our acquisitions of Amadesa and LookIO in May 2012 and June 2012, respectively.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Cost of revenue- consumer	$2,423	$2,129	14%	$2,129	$3,402	(37)%
Percentage of total revenue	1%	1%		1%	3%
Headcount (at period end)	18	17	6%	17	19	(11)%
Cost of revenue increased by 14% to $2.4 million in 2013, from $2.1 million in 2012. This increase is primarily attributable to an increase in total compensation and related costs for existing customers service personnel in the amount of $0.2 million.
Cost of revenue decreased by 37% to $2.1 million in 2012, from $3.4 million in 2011. This decrease is primarily attributable to the technology purchased intangible asset related to the Kasamba acquisition that was fully amortized as of September 30, 2011.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$57,011	$44,087	29%	$44,087	$32,690	35%
Percentage of total revenue	32%	28%		28%	25%
Headcount (at period end)	259	232	12%	232	165	41%
Sales and marketing expenses increased by 29% to $57.0 million in 2013, from $44.1 million in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $12.2 million, to a lesser extent, an increase in advertising, public relations and trade show exhibit expenses of approximately $0.3 million, and an increase in allocated occupancy costs and related overhead in the amount of approximately $0.4 million. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team and global expansion. In addition, over the last few years we have made investments in our LiveEngage product which we will begin to rollout in 2014. The increase also relates to our continued efforts to enhance our brand recognition and increase sales lead activity.
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
Sales and Marketing — Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$5,477	$5,527	(1)%	$5,527	$6,194	(11)%
Percentage of total revenue	3%	4%		4%	5%
Headcount (at period end)	4	3	33%	3	3	—%

Sales and marketing expenses remained flat at $5.5 million in 2013 and 2012.
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

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
General and administrative	$39,968	$31,606	26%	$31,606	$21,044	50%
Percentage of total revenue	22%	20%		20%	16%
Headcount (at period end)	88	78	13%	78	67	16%
General and administrative expenses increased by 26% to $40.0 million in 2013, from $31.6 million in 2012. This increase is primarily attributable to an increase in compensation and related expenses for additional and existing accounting, legal and human resource personnel in the amount of approximately $4.1 million, an increase in accounting and other professional fees of approximately $1.5 million, an increase in rent expense of approximately $1.2 million and an increase in depreciation of $0.9 million.
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

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Product development	$36,397	$30,051	21%	$30,051	$20,222	49%
Percentage of total revenue	20%	19%		19%	15%
Headcount (at period end)	210	204	3%	204	172	19%
Product development costs increased by 21% to $36.4 million in 2013, from $30.1 million in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $5.1 million as a result of our increased efforts to expand our product offerings, as well as an increase in outsourced labor expense of approximately $1.2 million, as a result of testing new versions of our software. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Product development costs increased by 49% to $30.1 million in 2012, from $20.2 million in 2011. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $8.3 million and, to a lesser extent, to an increase in outsourced labor expense of approximately $0.9 million as a result of testing new versions of our software. The increase relates to our continued efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$871	$218	300%	$218	$109	100%
Percentage of total revenue	—%	—%		—%	—%
Amortization expense for purchased intangibles was $0.9 million for the year ended December 31, 2013 and relates primarily to acquisition costs recorded as a result of our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012, NuConomy in April 2010 and to the purchases of patents in August 2009. Amortization expense was $0.2 million for the year ended December 31, 2012 and relates primarily to our acquisition of Engage in November 2012 and NuConomy in April 2010 and to the purchases of patents in August 2009. This increase is attributable to the acquisition costs recorded as a result of our acquisitions in 2012. Additional amortization expense in the amount of $1.8 million and $0.4 million is included in cost of revenue for the years ended December 31, 2013 and 2012, respectively.
Amortization expense for purchased intangibles was $0.2 million for the year ended December 31, 2012 and relates primarily to acquisition costs recorded as a result of our acquisition of Engage in November 2012 and NuConomy in April 2010 and to the purchases of patents in August 2009. Amortization expense was $0.1 million for the year ended December 31, 2011 and relates primarily to acquisition costs recorded as a result of our acquisition of NuConomy in April 2010. The increase is attributable to the acquisition costs recorded as a result of our acquisition of Engage in November 2012. Additional amortization expense in the amount of $0.4 million and $0.9 million is included in cost of revenue for the years ended December 31, 2012 and 2011, respectively. The decrease is primarily attributable to the technology intangible asset related to the Kasamba acquisition that was fully amortized as of September 30, 2011.
Other Income (Expense)

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
Other income (expense)	$337	$376	(10)%	$376	$(485)	(178)%
Other income was $0.3 million in the twelve months ended December 31, 2013 and 2012, respectively. Other income (expense) includes financial expense which is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, and the Euro. Other income includes interest income, which was $39,000 and $71,000 in the twelve months ended December 31, 2013 and 2012 respectively, and consists of interest earned on cash and cash equivalents. This decrease is primarily attributable to decrease in short term interest rates cash and cash equivalents.
Other income was $0.3 million in the twelve months ended December 31, 2012.  Other expense was $0.5 million in the twelve months ended December 31, 2011. Other income and expense is the result of currency rate fluctuations associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel. Interest income was $71,000 and $63,000 in the twelve months ended December 31, 2012 and 2011 respectively, and consists of interest earned on cash and cash equivalents.
(Benefit From) Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	($ in thousands)			($ in thousands)
(Benefit from) provision for income taxes	$(638)	$4,362	(115)%	$4,362	$7,112	(39)%
For the year ended December 31, 2013, our effective tax rate was 15.4% resulting in a benefit from income taxes of $0.6 million. For the year ended December 31, 2012, our effective tax rate was 40.7% resulting in a provision for income taxes of $4.4 million. The decrease in effective tax rate is primarily due to a decrease in non-deductible expenses related to incentive stock options.
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

Net (Loss) Income
We had net loss of $3.5 million in 2013 compared to net income of $6.4 million in 2012. Revenue increased approximately $20.4 million while operating expenses increased by approximately $35.2 million and the provision for (benefit from) income taxes decreased approximately $5.0 million contributing to a net decrease in net income of approximately $9.8 million.
We had net income of $6.4 million in 2012 compared to net income of $12.0 million in 2011. Revenue increased $24.3 million while operating expenses increased by $33.6 million, other expense decreased approximately $0.9 million and the provision for income taxes decreased approximately $2.7 million, contributing to a net increase in net income of $5.7 million.
Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2013. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	For the Three Months Ended
	Dec 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data (1):
Revenue	$46,888	$45,192	$43,229	$42,496	$42,475	$39,670	$38,505	$36,759
Costs and Expenses:
Cost of revenue	11,213	10,597	10,612	10,134	10,128	9,036	8,492	7,923
Sales and marketing	16,369	16,141	15,499	14,478	12,795	12,713	13,017	11,089
General and administrative	10,388	9,508	9,835	10,238	8,823	7,316	9,342	6,125
Product development	9,306	10,023	9,047	8,021	8,170	8,005	7,219	6,657
Amortization of purchased intangibles	199	224	224	224	119	11	11	77
Total costs and expenses	47,475	46,493	45,217	43,095	40,035	37,081	38,081	31,871
(Loss) income from operations	(587)	(1,301)	(1,988)	(599)	2,440	2,589	424	4,888
Other income (expense)	73	209	20	34	221	41	(233)	347
(Loss) income before provision for (benefit from) income taxes	(514)	(1,092)	(1,968)	(565)	2,661	2,630	191	5,235
Provision for (benefit from) income taxes	194	(362)	(138)	(333)	1,169	1,030	51	2,112
Net (loss) income	$(708)	$(730)	$(1,830)	$(232)	$1,492	$1,600	$140	$3,123

Net (loss) income per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.03)	0.00	$0.03	$0.03	0.00	$0.06
Diluted	$(0.01)	$(0.01)	$(0.03)	0.00	$0.03	$0.03	0.00	$0.06

Weighted-average shares used to compute net (loss) income per share
Basic	54,209,685	54,046,161	54,806,694	55,864,045	55,892,061	55,688,824	55,146,901	54,419,498
Diluted	54,209,685	54,046,161	54,806,694	55,864,045	57,589,248	57,760,868	57,150,256	56,389,729

Liquidity and Capital Resources
As of December 31, 2013, we had approximately $91.9 million in cash and cash equivalents, a decrease of approximately $11.4 million from December 31, 2012. This decrease is primarily attributable to cash used to repurchase our common stock and net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility. This is partially offset by net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees.We invest our cash in short-term money market funds.
Net cash provided by operating activities was $17.0 million in the year ended December 31, 2013 and consisted of non-cash expenses related to ASC-718-10, depreciation and amortization of purchased intangibles and increases in accrued expenses and deferred revenue, partially offset by an increase in accounts receivable, deferred income taxes and accounts payable. Net cash provided by operating activities was $28.0 million in the year ended December 31, 2012 and consisted of net income, non-cash expenses related to ASC-718-10, depreciation and amortization of intangibles and increases in deferred revenue, accounts payable and accrued expenses, partially offset by an increase in accounts receivable, deferred income taxes and prepaid expenses.
Net cash used in investing activities was $8.2 million in the year ended December 31, 2013 and was due primarily to the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $31.5 million in the year ended December 31, 2012 and was due primarily to our purchase of technology assets from Amadesa, our acquisitions of LookIO and Engage and the purchase of fixed assets for our co-location facilities and the build-out of new office space in New York.
Net cash used in financing activities was $20.2 million in the year ended December 31, 2013 and consisted primarily of the repurchase of our common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $13.5 million in the year ended December 31, 2012 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options by employees and the excess tax benefit from exercise of employee stock options.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the three month period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2013 and a net loss in the quarterly periods ended June 30, September 30, 2013, December 31, 2013. As of December 31, 2013, we had an accumulated deficit of approximately $85.3 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.
We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products, or to invest in or acquire complementary businesses, technologies, services or products.
Contractual Obligations and Commitments
We do not have any special purposes entities, and other than operating leases, which are described below we do not engage in off-balance sheet financing arrangements.
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2013 and 2012 was approximately $9.3 million and $7.4 million, respectively.
As of December 31, 2013, our principal commitments were approximately $24.1 million under various operating leases, of which approximately $8.4 million is due in 2014. We currently expect that our principal commitments for the year ending December 31, 2014 will not exceed approximately $9.0 million in the aggregate.
Our contractual obligations at December 31, 2013 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$24,148	$8,374	$12,286	$3,084	$404
Total	$24,148	$8,374	$12,286	$3,084	$404
Capital Expenditures
Through December 31, 2012, we spent approximately $26.0 million related to the build-out and expansion of our co-location facilities in the U.S. and Europe to host the LivePerson and Consumer services. In 2013 we incurred additional costs related to the continued expansion of our co-location facilities and office build-outs of approximately $3.6 million. We expect to incur additional costs in 2014 related to the continued expansion of our co-location facilities and office build-outs to support our growth. Our total capital expenditures are not currently expected to exceed $11.0 million in 2014. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.

Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2013.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2013, the U.S dollar appreciated approximately 1% as compared to the NIS. For the year ended December 31, 2013, expenses generated by our Israeli operations totaled approximately $52.0 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands is the Euro; and the functional currency of our operations in Australia is the Australian Dollar.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2013, we increased our allowance for doubtful accounts $0.5 million to approximately $1.2 million, principally due to an increase in the proportion of our receivables due from customers with greater credit risk. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2012, we increased our allowance for doubtful accounts $20,000 to approximately $0.7 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of our receivables due from customers with greater credit risk.
Interest Rate Risk
Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.
Inflation Rate Risk
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
New York, New York
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 13, 2014

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,906	$103,339
Accounts receivable, net of allowance for doubtful accounts of $1,165 and $708, in 2013 and 2012, respectively	29,489	23,830
Prepaid expenses and other current assets	6,361	6,369
Deferred tax assets, net	5,426	2,616
Total current assets	133,182	136,154
Property and equipment, net	17,618	17,495
Intangibles, net	13,088	15,681
Goodwill	32,724	32,645
Deferred tax assets, net	6,243	4,183
Other assets	2,235	2,418
Total assets	$205,090	$208,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,139	$11,125
Accrued expenses	25,419	17,911
Deferred revenue	8,747	6,525
Total current liabilities	44,305	35,561
Deferred revenue, net of current	468	1,263
Other liabilities	1,264	1,509
Total liabilities	46,037	38,333

Commitments and contingencies (See Note 9)
STOCKHOLDERS' EQUITY (See Note 10):
Common stock	54	56
Additional paid-in capital	244,621	252,320
Accumulated deficit	(85,279)	(81,780)
Accumulated other comprehensive loss	(343)	(353)
Total stockholders’ equity	159,053	170,243
Total liabilities and stockholders’ equity	$205,090	$208,576
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2013	2012	2011
Revenue	$177,805	$157,409	$133,089
Costs and expenses:
Cost of revenue	42,555	35,579	33,195
Sales and marketing	62,488	49,614	38,884
General and administrative	39,968	31,606	21,044
Product development	36,397	30,051	20,222
Amortization of purchased intangibles	871	218	109
Total costs and expenses	182,279	147,068	113,454
(Loss) income from operations	(4,474)	10,341	19,635
Other income (expense)	337	376	(485)
(Loss) income before provision for (benefit from) income taxes	(4,137)	10,717	19,150
(Benefit from) provision for income taxes	(638)	4,362	7,112
Net (loss) income	(3,499)	6,355	12,038

Net (loss) income per share of common stock:
Basic	$(0.06)	$0.11	$0.23
Diluted	$(0.06)	$0.11	$0.22

Weighted-average shares used to compute net (loss) income per share:
Basic	54,725,236	55,292,597	52,876,999
Diluted	54,725,236	57,131,041	55,008,742
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(3,499)	$6,355	$12,038
Foreign currency translation adjustment	10	(19)	(35)
Comprehensive (loss) income	$(3,489)	$6,336	$12,003
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2010	51,753,842	$52	$205,063	$(100,173)	$(299)	$104,643
Common stock issued upon exercise of stock options	2,278,451	2	9,706	—	—	9,708
Stock-based compensation	—	—	6,771	—	—	6,771
Common stock issued under Employee Stock Purchase Plan	58,051	—	572	—	—	572
Tax benefit from exercise of employee stock options	—	—	4,001	—	—	4,001
Net income	—	—	—	12,038	—	12,038
Other comprehensive loss	—	—	—	—	(35)	(35)
Balance at December 31, 2011	54,090,344	54	226,113	(88,135)	(334)	137,698
Issuance of common stock in connection with LookIO acquisition	139,939	—	1,984	—	—	1,984
Common stock issued upon exercise of stock options	1,634,658	2	8,316	—	—	8,318
Stock-based compensation	—	—	10,715	—	—	10,715
Common stock issued under Employee Stock Purchase Plan	83,983	—	1,088	—	—	1,088
Tax benefit from exercise of employee stock options	—	—	4,104	—	—	4,104
Net income	—	—	—	6,355	—	6,355
Other comprehensive loss	—	—	—	—	(19)	(19)
Balance at December 31, 2012	55,948,924	56	252,320	(81,780)	(353)	170,243
Common stock issued upon exercise of stock options	771,810	—	4,870	—	—	4,870
Stock-based compensation	—	—	12,508	—	—	12,508
Common stock issued under Employee Stock Purchase Plan	155,388	—	1,443	—	—	1,443
Common stock repurchase	(2,391,362)	(2)	(26,713)	—	—	(26,715)
Tax benefit from exercise of employee stock options	—	—	193	—	—	193
Net loss	—	—	—	(3,499)	—	(3,499)
Other comprehensive income	—	—	—	—	10	10
Balance at December 31, 2013	54,484,760	$54	$244,621	$(85,279)	$(343)	$159,053
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(3,499)	$6,355	$12,038
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	12,508	10,715	6,771
Depreciation	8,090	7,329	6,563
Amortization of purchased intangibles	2,643	580	1,029
Provision for doubtful accounts, net	457	20	290
Deferred income taxes	(4,877)	(2,871)	229

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,630)	(664)	(4,798)
Prepaid expenses and other current assets	768	(1,086)	665
Other assets	167	(164)	522
Accounts payable	(2,660)	2,920	1,451
Accrued expenses	6,822	3,654	211
Deferred revenue	1,413	1,258	447
Other liabilities	(244)	(37)	(344)
Net cash provided by operating activities	16,958	28,009	25,074

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(8,044)	(11,221)	(7,268)
Acquisition of domains	(51)	—	—
Acquisition of Proficient	—	(77)	(75)
Acquisition of Engage, net of cash acquired	(79)	(8,465)	—
Acquisition of Amadesa technology assets	—	(10,798)	—
Acquisition of LookIO, net of cash acquired	—	(900)	—
Net cash used in investing activities	(8,174)	(31,461)	(7,343)

FINANCING ACTIVITIES:
Repurchase of common stock	(26,715)	—	—
Excess tax benefit from the exercise of employee stock options	193	4,104	4,001
Proceeds from issuance of common stock in connection with the exercise of options	6,313	9,406	10,280
Net cash (used in) provided by financing activities	(20,209)	13,510	14,281
EFFECT OF FOREIGN EXCHNAGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	3	(70)
CHANGE IN CASH AND CASH EQUIVALENTS	(11,433)	10,061	31,942
CASH AND CASH EQUIVALENTS - Beginning of the year	103,339	93,278	61,336
CASH AND CASH EQUIVALENTS - End of the year	$91,906	$103,339	$93,278

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,163	$1,556	$2,579
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$800	$745	$1,631
Issuance of 109,517 shares of common stock in connection with the acquisition of LookIO on June 13, 2012	$—	$1,984	$—
Contingent earn-out in connection with the acquisition of Engage paid in common stock recorded in accrued expenses	$—	$1,660	$—
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, London, Melbourne, San Francisco, Santa Monica, Tokyo and Tel Aviv.
LivePerson provides digital engagement solutions offering a cloud-based platform which enables businesses to proactively connect with consumers through chat, voice, and content delivery, across multiple channels and screens, including websites, social media, and mobile devices. The Company’s engagements are driven by insights derived from a broad set of consumer and business data, including historical, behavioral, operational, and third party data. Each engagement is based on proprietary analytics and a real-time understanding of consumer needs and business objectives. The Company’s products, coupled with its domain knowledge and industry expertise, have been proven to maximize the effectiveness of the online channel — by increasing sales, as well as consumer satisfaction and loyalty ratings for their customers, while also enabling their customers to reduce consumer service costs.
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
Reclassification
For comparability, certain 2012 and 2011 amounts have been reclassified where appropriate, to conform to the financial presentation in 2013.
Use of Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of goodwill, intangibles, stock-based compensation, valuation allowances for deferred income tax assets, accounts receivable and accruals. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2013 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2013, 2012 or 2011. One customer accounted for approximately 12% and 15% of accounts receivable at December 31, 2013 and 2012, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Foreign Currency Translation
The Company's operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gain or losses are included in Other Income, net in the accompanying consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of 3 months or less when acquired to be cash equivalents. Cash equivalents, which primarily consist of money market funds, are recorded at cost, which approximates fair value.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for for doubtful accounts is as follows (amounts in thousands):

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2011	$561	$290	$(163)	$688
2012	$688	$20	$—	$708
2013	$708	$457	$—	$1,165
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense totaled $8.1 million, $7.3 million, and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Internal-Use Software Development Costs
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)350-40, Internal-Use Software, the Company capitalizes its costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and its probably that the project will be completed and the software will be used as intended. These costs included in property and equipment in the Company's Consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized internal-use software costs of $2.6 million, $2.4 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Goodwill and Intangible Assets
In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-8, “Intangibles — Goodwill and Other (Topic 350).” ASU 2011-8 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) then it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.”
In the third quarter of 2013, the Company determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test.
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets, including intangible assets, which it considered to be impaired.
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
The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have 12 month

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance in accordance with FASB Accounting Standards Update 2009-13. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over the contracted period.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $7.4 million, $6.4 million, and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock-based Compensation
In accordance with ASC Topic 718- Stock Compensation, the Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options.
The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of its common stock price and the number of options that will be forfeited prior to vesting. The fair value is then recognized on a straight line basis over the requisite service period of the award, which is generally four years. Changes in these estimates and assumptions can materially affect the determination of the fair value of the stock-based compensation and consequently, the related amount recognized in the consolidated statement of operations
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability on the Company’s consolidated balance sheets.
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
Comprehensive Income (Loss)
In accordance with ASC 220 Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income consists of net income (loss), accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive income (loss) for all periods presented is related to the effect of foreign currency translation.
2. Net Income (Loss) per Share
The Company calculates earnings per share (“EPS”) in accordance with the provisions of ASC 260-10 and the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 98. Under ASC 260-10, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Net Income (Loss) per Share - (continued)

shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.
Diluted net loss per common share for the year ended December 31, 2013 does not include the effect of options to purchase 9,724,193 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2012 includes the effect of options to purchase 4,865,957 shares of common stock with a weighted average exercise price of $6.80. Diluted net income per common share for the year ended December 31, 2012 does not include the effect of options to purchase 4,975,525 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2011 includes the effect of options to purchase 5,235,305 shares of common stock with a weighted average exercise price of $4.94. Diluted net income per common share for the year ended December 31, 2011 does not include the effect of options to purchase 3,608,110 shares of common stock as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2013	2012	2011
Basic	54,725,236	55,292,597	52,876,999
Effect of assumed exercised options	—	1,838,444	2,131,743
Diluted	54,725,236	57,131,041	55,008,742

3. Segment Information
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
Summarized financial information by segment for the year ended December 31, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$150,004	$—	$—	$150,004
Hosted services – Consumer	—	15,091	—	15,091
Professional services	12,710	—	—	12,710
Total revenue	162,714	15,091	—	177,805
Cost of revenue	40,132	2,423	—	42,555
Sales and marketing	57,011	5,477	—	62,488
Amortization of purchased intangibles	871	—		871
Unallocated corporate expenses	—	—	76,365	76,365
Operating income (loss)	$64,700	$7,191	$(76,365)	$(4,474)
Summarized financial information by segment for the year ended December 31, 2012, based on the Company’s internal

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$132,310	$—	$—	$132,310
Hosted services – Consumer	—	15,111	—	15,111
Professional services	9,988	—	—	9,988
Total revenue	142,298	15,111	—	157,409
Cost of revenue	33,450	2,129	—	35,579
Sales and marketing	44,087	5,527	—	49,614
Amortization of purchased intangibles	218	—	—	218
Unallocated corporate expenses	—	—	61,657	61,657
Operating income (loss)	$64,543	$7,455	$(61,657)	$10,341
Summarized financial information by segment for the year ended December 31, 2011, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$111,934	$—	$—	$111,934
Hosted services – Consumer	—	14,522	—	14,522
Professional services	6,633	—	—	6,633
Total revenue	118,567	14,522	—	133,089
Cost of revenue	29,793	3,402	—	33,195
Sales and marketing	32,690	6,194	—	38,884
Amortization of purchased intangibles	109	—	—	109
Unallocated corporate expenses	—	—	41,266	41,266
Operating income (loss)	$55,975	$4,926	$(41,266)	$19,635
Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2013	2012	2011
United States	$123,590	$118,208	$101,519
United Kingdom	31,655	22,125	18,250
Other Countries	22,560	17,076	13,320
Total revenue	$177,805	$157,409	$133,089

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

The following table presents the Company's long-lived assets by geographic region for the years ended (amounts in thousands):

	December 31,
	2013	2012
United States	$34,422	$35,711
Israel	22,580	23,750
Australia	9,827	10,361
Netherlands	3,540	—
United Kingdom	1,539	2,600
Total long-lived assets	$71,908	$72,422

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2013	2012
Computer equipment and software	$45,790	$38,649
Furniture, equipment and building improvements	7,906	6,834
	53,696	45,483
Less: accumulated depreciation	(36,078)	(27,988)
Total	$17,618	$17,495

5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows (amounts in thousands):

	Total	Business	Consumer
Balance as of December 31, 2012	$32,645	$24,621	$8,024
Adjustments to goodwill:
Adjustments to Engage acquisition (see note 7)	79	79	—
Balance as of December 31, 2013	$32,724	$24,700	$8,024
The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows (amounts in thousands):

	Total	Business	Consumer
Balance as of December 31, 2011	$24,090	$16,066	$8,024
Adjustments to goodwill:
Engage acquisition	6,073	6,073	—
LookIO acquisition	2,405	2,405	—
Other	77	77	—
Balance as of December 31, 2012	$32,645	$24,621	$8,024

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets - (Continued)

Acquired Intangible Assets
Intangible assets are summarized as follows (see Note 7) (amounts in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(7,678)	$10,855	3.8 years
Customer relationships	5,061	(3,148)	1,913	3.5 years
Trade names	725	(725)	—	2.7 years
Non-compete agreements	486	(486)	—	1.2 years
Patents	475	(189)	286	11.0 years
Other	285	(251)	34	3.0 years
Total	$25,565	$(12,477)	$13,088

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(5,904)	$12,629	3.8 years
Customer relationships	5,061	(2,485)	2,576	3.5 years
Trade names	725	(644)	81	2.7 years
Non-compete agreements	486	(421)	65	1.2 years
Patents	475	(145)	330	11.0 years
Other	235	(235)	—	3.0 years
Total	$25,515	$(9,834)	$15,681
Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.6 million, $0.6 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011 a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2014	$4,133
2015	3,771
2016	3,326
2017	1,746
2018	43
Thereafter	69
Total	$13,088

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (amounts in thousands):

	December 31,
	2013	2012
Payroll and other employee related costs	$13,090	$9,199
Professional services, consulting and other vendor fees	6,769	5,698
Sales commissions	1,778	490
Contingent earn-out (Note 7)	1,660	1,660
Other	2,122	864
Total	$25,419	$17,911

7. Acquisitions
Amadesa Ltd.
On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10.3 million. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset was allocated to “Intangibles, net” on the Company’s December 31, 2012 balance sheet and is being amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred were approximately $0.5 million and are included in “Intangibles, net” on the Company’s consolidated balance sheets.
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
The purchase price was approximately $2.9 million, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $2.0 million, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $0.9 million. Total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.2 million and are included in general and administrative expenses in the Company’s consolidated statements of operations for the same period. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The goodwill is not deductible for income tax purposes. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn an additional 30,422 shares of LivePerson common stock by achieving an employment milestone by providing continued services through a specified date. The Company valued these shares at approximately $0.6 million, based on the quoted market price of the Company’s common stock on the day of closing. In accordance with ASC 805-10, the Company is accruing this contingent compensation ratably over the requisite employment period.
Management’s allocation of the purchase price in connection with the LookIO acquisition is as follows (amounts in thousands):

Intangible assets (technology)	$767
Goodwill	2,405
3,172
Deferred tax liability	(288)
Total purchase price consideration	$2,884

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisitions - (continued)

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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the December 31, 2013 and 2012 consolidated balance sheets, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
Management’s allocation of the purchase price in connection with the Engage acquisition is as follows (amounts in thousands):

Cash	$386
Accounts receivable	3,454
Other currents assets	57
Property and equipment	432
Other assets	104
Intangible assets	3,600
Goodwill	6,152
14,185
Liabilities assumed	(2,632)
Deferred tax liability, net	(962)
Total purchase price consideration	$10,591
The components of the intangible assets listed in the above table are as follows (amounts in thousands):

	Weighted Average Useful Life (Months)	Amount
Technology	36	$768
Trade-name	12	95
Customer relationships	48	2,661
Non-compete agreements	12	76
		$3,600
8. Fair Value Measurements
The Company measures its cash equivalents at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2013 and December 31, 2012, are summarized as follows (amounts in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,674	$—	$—	$13,674	$20,745	$—	$—	$20,745
Total assets	$13,674	$—	$—	$13,674	$20,745	$—	$—	$20,745

Accrued liabilities:
Contingent earn-out	$—	$—	$1,660	$1,660	$—	$—	$1,660	$1,660
Total liabilities	$—	$—	$1,660	$1,660	$—	$—	$1,660	$1,660
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
The Company's only asset that is measured at fair value on a recurring basis is money market funds, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The Company's only liability that is measured at fair value on a recurring basis is the contingent earn-out and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
The contingent earn-out of $1.7 million is based on the potential earn-out consideration if certain revenue targets are achieved in connection with the acquisition of Engage and is recorded in accrued expenses in the consolidated balance sheets as of December 31, 2013 and 2012. There were no changes in the fair value of the level 3 liability during 2013.
9. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $9.3 million, $7.4 million and $6.6 million, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies - (continued)

Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2014	$8,374
2015	7,635
2016	2,953
2017	1,698
2018	1,755
Thereafter	1,733
Total minimum lease payments	$24,148
Capital Expenditures
Through December 31, 2012, the Company spent approximately $26.0 million related to the build-out and expansion of its co-location facilities in the U.S. and Europe to host the LivePerson and Consumer services. In 2013, the Company incurred additional costs related to the continued expansion of its co-location facilities and office build-outs of approximately $3.6 million. These amounts are included in “Assets — Property and equipment, net” on the Company’s consolidated balance sheets. Though the Company expects to incur additional costs in 2014 related to the continued expansion of its co-location facilities and office build-outs to support its growth, its total capital expenditures are not currently expected to exceed $11.0 million in 2014. The Company anticipates that its current cash and cash equivalents and cash from operations will be sufficient to fund its capital requirements.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.8 million, $0.7 million and $0.5 million of employer matching contributions for the years ended December 31, 2013, 2012 and 2011, respectively.
Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2013.
10. Stockholders' Equity
Common Stock
At December 31, 2013, there were 100,000,000 shares of common stock authorized, 54,484,760 shares issued and outstanding. As of December 31, 2012, there were 100,000,000 shares of common stock authorized, 55,948,924 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2013 and 2012, there were 5,000,000 shares of preferred stock authorized, zero shares issued and outstanding. The par value for preferred shares is $0.001.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statement of operations for the years ended (amounts in thousands):

	December 31,
	2013	2012	2011
Cost of revenue	$1,954	$1,579	$1,023
Sales and marketing	2,851	2,878	1,668
General and administrative expense	4,148	3,294	2,377
Product development expense	3,555	2,964	1,703
Total stock based compensation included in operating expenses	$12,508	$10,715	$6,771

The per share weighted average fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $5.12, $8.20 and $6.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	0.7% – 1.4%	0.6% – 0.9%	0.9% – 3.7%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	55.6% – 60.1%	59.3% – 60.8%	60.1% – 61.5%
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
Stock Options and Employee Stock Purchase Plans
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2013, approximately 14,600,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2013).
As of December 31, 2013, there was approximately $30.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.
In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2013, approximately 693,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2013).
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2010	8,816,760	$5.04
Options granted	3,642,600	12.24
Options exercised	(2,278,451)	4.28
Options cancelled	(1,337,496)	7.03
Options outstanding at December 31, 2011	8,843,413	7.91
Options granted	3,463,500	16.20
Options exercised	(1,634,658)	5.10
Options cancelled	(830,776)	10.78
Options outstanding at December 31, 2012	9,841,479	11.06
Options granted	2,573,700	10.20
Options exercised	(771,810)	6.48
Options cancelled	(1,919,176)	13.11
Options outstanding at December 31, 2013	9,724,193	$10.86

Options exercisable at December 31, 2011	2,805,399	$4.63
Options exercisable at December 31, 2012	3,220,228	$6.61
Options exercisable at December 31, 2013	4,090,492	$8.71
The total value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $2.5 million, $16.3 million and $17.2 million, respectively. The total intrinsic value of options exercisable at December 31, 2013, 2012 and 2011 was approximately $26.2 million, $20.8 million and $21.9 million, respectively. The total intrinsic value of nonvested options at December 31, 2013, 2012 and 2011 was approximately $17.0 million, $10.1 million and $19.8 million, respectively. The total intrinsic value of all outstanding options at December 31, 2013, 2012 and 2011 was approximately $43.2 million, $30.9 million and $41.7 million, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

A summary of the status of the Company’s nonvested options as of December 31, 2011, and changes during the years ended December 31, 2012 and 2013 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2011	6,038,014	$5.04
Granted	3,463,500	8.20
Vested	(2,060,707)	4.46
Cancelled	(819,556)	5.69
Nonvested Shares at December 31, 2012	6,621,251	$6.84
Granted	2,573,700	5.12
Vested	(1,927,755)	6.05
Cancelled	(1,633,495)	6.74
Nonvested Shares at December 31, 2013	5,633,701	$6.90
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On May 21, 2013, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $20.0 million to $30.0 million. There were no shares purchased under this program during 2012. There were 2,391,362 shares repurchased under this program during 2013. As of December 31, 2013, approximately $3.3 million remained available for purchase under the program.
11. Income Taxes
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2013, the Company had approximately $6.0 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5.1 million of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

The domestic and foreign components of (loss) income before provision for (benefit from) income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(10,117)	$6,252	$16,495
Israel	3,549	2,819	1,837
United Kingdom	1,688	1,449	818
Netherlands	1,044	—	—
Australia	(301)	197	—
	$(4,137)	$10,717	$19,150
No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2013.
The (benefit from) provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income taxes:
U.S. Federal	$1,499	$5,750	$5,839
State and local	232	812	600
Foreign	2,508	671	444
Total current income taxes	4,239	7,233	6,883

Deferred income taxes:
U.S. Federal	(4,280)	(2,867)	232
State and local	331	265	(38)
Foreign	(928)	(269)	35
Total deferred income taxes	(4,877)	(2,871)	229
Total income taxes	$(638)	$4,362	$7,112
The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Federal Statutory Rate	35.00%	35.00%	34.48%
State taxes, net of federal benefit	2.66%	2.78%	2.56%
Non-deductible expenses – ISO	(18.19)%	4.82%	0.47%
Non-deductible expenses – Other	(8.15)%	1.15%	0.51%
Foreign taxes	5.10%	(2.92)%	(0.13)%
Other	(1.00)%	(0.12)%	(0.76)%
Total provision	15.42%	40.71%	37.13%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (amounts in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,134	$2,356
Accounts payable and accrued expenses	4,623	2,132
Non-cash compensation	6,035	4,167
Goodwill and intangibles amortization	771	1,123
Allowance for doubtful accounts	504	267
Net deferred tax assets	14,067	10,045

Deferred tax liabilities:
Plant and equipment	(1,289)	(2,096)
Intangibles related to the Amadesa acquisition	(474)	—
Intangibles related to the Engage acquisition	(494)	(912)
Intangibles related to the LookIO acquisition	(141)	(238)
Total deferred tax liabilities	(2,398)	(3,246)
Net deferred assets	$11,669	$6,799
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had no unrecognized tax benefits as of December 31, 2013 and 2012.
The tax years subject to examination by major tax jurisdictions include the years 2009 and forward for U.S states and New York City, the years 2010 and forward for U.S. Federal, and the years 2010 and forward for certain foreign jurisdictions.
12. Legal Matters
On February 7, 2012, the Company filed suit against Pragmatus Telecom LLC in the District of Delaware, seeking a declaratory judgment that the Company’s products do not infringe three patents owned by Pragmatus which Pragmatus had previously asserted were infringed by certain of the Company’s customers. On March 13, 2012, the Company amended the complaint to add a request for a declaratory judgment that those three patents are invalid. On April 6, 2012, Pragmatus answered the Amended Complaint, and asserted counterclaims against the Company asserting infringement of the same three patents. In February 2014, the parties reached a mutual, confidential agreement resolving all claims and counterclaims against each party. The terms of the agreement did not have a material adverse impact on the Company's financial position, results of operations or cash flows. Also in February 2014, the parties filed notices of dismissal with prejudice of all pending claims asserted in this litigation, which the court endorsed, thereby dismissing with prejudice all claims in this litigation.
On September 14, 2012, Community United IP, LLC filed a patent infringement case in the District of Delaware against the Company, along with co-defendants 1-800-Flowers.com, Discover Card Services, Inc., EarthLink, Inc., QVC, Inc., and Cellco Partnership d/b/a Verizon Wireless based on the co-defendants’ alleged use of technology supplied by the Company, in the District of Delaware. On November16, 2012, Community United filed an amended complaint, which Defendants answered on December 28, 2012. On July 11, 2013, the parties filed a stipulation of dismissal of all claims with prejudice, which the Court endorsed on July 15, 2013, terminating the case.
The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.
From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against the Company

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Legal Matters - (continued)

with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.
13. Subsequent Events
In February 2014, the Company signed an agreement with two entities, which will grant LivePerson, Inc. licenses to all patents held by those entities and certain consulting services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 13, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
New York, New York
March 13, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2013 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders.
The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2013:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders(1)	9,724,193	$10.86	4,837,323
Equity compensation plans not approved by stockholders	—	—	—
Total	9,724,193	$10.86	4,837,323

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

(2)	Excludes securities reflected in column (a). Also see Note 10 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.
Incorporated by reference to the index of consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statements Schedules.
None.

3.	Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2014.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2014.

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

Number	Description
10.10*	Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011)

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

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