Form 10-Q
period 2014-03-31
LIVEPERSON INC
filed 2014-05-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 6, 2014, 54,199,640 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,373	$91,906
Accounts receivable, net of allowance for doubtful accounts of $926 and $1,165 as of March 31, 2014 and December 31, 2013, respectively	28,936	29,489
Prepaid expenses and other current assets	9,363	6,361
Deferred tax assets, net	4,360	5,426
Total current assets	122,032	133,182
Property and equipment, net	17,481	17,618
Intangibles, net	12,130	13,088
Goodwill	33,124	32,724
Deferred tax assets, net	6,897	6,243
Other assets	4,952	2,235
Total assets	$196,616	$205,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,686	$10,139
Accrued expenses	20,475	25,419
Deferred revenue	7,620	8,747
Total current liabilities	39,781	44,305
Deferred revenue, net of current	—	468
Other liabilities	850	1,264
Total liabilities	40,631	46,037

Commitments and contingencies (See Note 11)
STOCKHOLDERS’ EQUITY (See Note 12):
Common stock	54	54
Additional paid-in capital	242,207	244,621
Accumulated deficit	(86,073)	(85,279)
Accumulated other comprehensive loss	(203)	(343)
Total stockholders’ equity	155,985	159,053
Total liabilities and stockholders’ equity	$196,616	$205,090

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$47,828	$42,496
Costs and expenses (1) (2):
Cost of revenue	11,735	10,134
Sales and marketing	18,395	14,478
General and administrative	9,499	10,238
Product development	8,951	8,021
Amortization of purchased intangibles	190	224
Total costs and expenses	48,770	43,095
Loss from operations	(942)	(599)
Other (expense) income	(83)	34
Loss before benefit from income taxes	(1,025)	(565)
Benefit from income taxes	(231)	(333)
Net loss	$(794)	$(232)

Net loss per share of common stock:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted-average shares used to compute net loss per share:
Basic	54,666,535	55,864,045
Diluted	54,666,535	55,864,045

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$360	$420
Sales and marketing	814	746
General and administrative	843	1,015
Product development	680	870

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,397	$1,580
Sales and marketing	207	22
General and administrative	200	262
Product development	177	186
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(794)	$(232)
Foreign currency translation adjustment	140	40
Comprehensive loss	$(654)	$(192)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(794)	$(232)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,697	3,051
Depreciation	1,981	2,050
Amortization of purchased intangibles	1,058	418
Deferred income taxes and other non-cash tax items	(76)	352
Provision for doubtful accounts, net	271	—

Changes in operating assets and liabilities:
Accounts receivable	48	(798)
Prepaid expenses and other current assets	(3,930)	(2,600)
Other assets	460	24
Accounts payable	1,114	(1,550)
Accrued expenses	(3,828)	(1,580)
Deferred revenue	(1,586)	220
Other liabilities	(414)	(11)
Net cash used in operating activities	(2,999)	(656)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(1,456)	(1,664)
Investment in technology licenses	(3,174)	—
Acquisition of NexGraph	(125)	—
Acquisition of domains	—	(50)
Net cash used in investing activities	(4,755)	(1,714)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	2,978	1,347
Repurchase of common stock	(7,841)	(7,428)
Net cash used in financing activities	(4,863)	(6,081)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	84	(55)
CHANGE IN CASH AND CASH EQUIVALENTS	(12,533)	(8,506)
CASH AND CASH EQUIVALENTS - Beginning of the period	91,906	103,339
CASH AND CASH EQUIVALENTS - End of the period	$79,373	$94,833

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,037	$34

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,174	$1,648
Acquisition cost in connection with NexGraph recorded in accrued expenses	$375	$—

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
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2014, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2014 and 2013. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014.
Reclassification
For comparability, certain 2013 amounts have been reclassified where appropriate, to conform to the financial presentation in 2014.
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
For certain of the Company’s larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Pay for Performance (“PFP”) arrangements, in accordance with ASC 605-45, “Principal Agent Considerations,” the Company records revenue for transactions in which it acts as an agent on a net basis, and revenue for transactions in which it acts as a principal on a gross basis.
The Company also sells certain of the LivePerson services directly via Internet download.  These services are marketed as LiveEngage for small to medium-sized businesses (“SMBs”), and are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions.  Sales of LiveEngage may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.
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

3.	Net Loss Per Share
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
Diluted net loss per common share for the three months ended March 31, 2014 does not include the effect of options to purchase 9,678,582 of common stock as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three months ended March 31, 2013 does not include the effect of options to purchase 9,783,043 of common stock as the effect of their inclusion is anti-dilutive.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended
	March 31,
	2014	2013
Basic	54,666,535	55,864,045
Effect of assumed exercised options	—	—
Diluted	54,666,535	55,864,045

4.	Segment Information
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
Summarized financial information by segment for the three months ended March 31, 2014, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$39,680	$—	$—	$39,680
Hosted services – Consumer	—	3,910	—	3,910
Professional services	4,238	—	—	4,238
Total revenue	43,918	3,910	—	47,828
Cost of revenue	11,220	515	—	11,735
Sales and marketing	16,918	1,477	—	18,395
Amortization of purchased intangibles	190	—	—	190
Unallocated corporate expenses	—	—	18,450	18,450
Operating income (loss)	$15,590	$1,918	$(18,450)	$(942)
Summarized financial information by segment for the three months ended March 31, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$36,144	$—	$—	$36,144
Hosted services – Consumer	—	3,620	—	3,620
Professional services	2,732	—	—	2,732
Total revenue	38,876	3,620	—	42,496
Cost of revenue	9,536	598	—	10,134
Sales and marketing	13,206	1,272	—	14,478
Amortization of purchased intangibles	224	—	—	224
Unallocated corporate expenses	—	—	18,259	18,259
Operating income (loss)	$15,910	$1,750	$(18,259)	$(599)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
United States	$31,098	$28,639
Other Americas (1)	2,150	1,967
Total Americas	33,248	30,606
EMEA (2)	10,515	7,921
APAC (3)	4,065	3,969
Total revenue	$47,828	$42,496
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	March 31,	December 31,
	2014	2013
United States	$38,757	$34,422
Israel	21,332	22,580
Australia	9,317	9,827
Netherlands	3,628	3,540
United Kingdom	1,550	1,539
Total long-lived assets	$74,584	$71,908
No individual customer accounted for 10% or more of consolidated revenue in the three months ended March 31, 2014 and 2013. One customer accounted for approximately 15% and 12% of accounts receivable at March 31, 2014 and December 31, 2013, respectively.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Adjustments to goodwill:
NexGraph acquisition	400	—	400
Balance as of March 31, 2014	$25,100	$8,024	$33,124
The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2012	$24,621	$8,024	$32,645
Adjustments to goodwill:
Adjustments to Engage acquisition	79	—	79
Balance as of December 31, 2013	$24,700	$8,024	$32,724

Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(8,547)	$9,986	3.8 years
Customer relationships	5,061	(3,314)	1,747	3.5 years
Trade names	725	(725)	—	2.7 years
Non-compete agreements	586	(494)	92	1.2 years
Patents	475	(200)	275	11.0 years
Other	285	(255)	30	3.0 years
Total	$25,665	$(13,535)	$12,130

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(7,678)	$10,855	3.8 years
Customer relationships	5,061	(3,148)	1,913	3.5 years
Trade names	725	(725)	—	2.7 years
Non-compete agreements	486	(486)	—	1.2 years
Patents	475	(189)	286	11.0 years
Other	285	(251)	34	3.0 years
Total	$25,565	$(12,477)	$13,088

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2014	$3,175
2015	3,771
2016	3,326
2017	1,745
2018	43
Thereafter	70
Total	$12,130

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2014	December 31, 2013
Computer equipment and software	$47,422	$45,790
Furniture, equipment and building improvements	8,118	7,906
	55,540	53,696
Less: accumulated depreciation	(38,059)	(36,078)
Total	$17,481	$17,618

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (amounts in thousands):

	March 31, 2014	December 31, 2013
Payroll and other employee related costs	$8,420	$13,090
Professional services and consulting and other vendor fees	6,691	6,769
Sales commissions	1,502	1,778
Contingent earnout (Note 8)	1,620	1,660
Other	2,242	2,122
Total	$20,475	$25,419

8.	Acquisitions
Amadesa Ltd.
On May 31, 2012, the Company acquired technology assets from Amadesa, Ltd., an Israeli-based start-up, for aggregate cash consideration of approximately $10.3 million. The acquisition provides the Company with sophisticated, machine-learning predictive modeling that it expects to leverage across multiple engagement channels, enhancing its real-time intelligent engagement platform. The asset was allocated to “Intangibles, net” on the Company’s balance sheet and is being amortized over its expected period of benefit. The acquisition did not have a material impact on the Company’s reported operating results. Total acquisition costs incurred were approximately $0.5 million and are included in “Intangibles, net” on the Company’s consolidated balance sheets.
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
The purchase price was approximately $2.9 million, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $2.0 million, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $0.9 million. Total acquisition costs incurred were approximately $0.2 million and were included in general and administrative expenses in the Company’s consolidated statements of operations. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income (loss) per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The goodwill is not deductible for income tax purposes. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn an additional 30,422 shares of LivePerson common stock by achieving an employment milestone by providing continued services through a specified date. The Company valued these shares at approximately $0.6 million, based on the quoted market price of the Company’s common stock on the day of closing. In accordance with ASC 805-10, the Company is accruing this contingent compensation ratably over the requisite employment period.

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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.6 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the March 31, 2014 balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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
		$3,600

NexGraph LLC
In March 2014, the Company acquired all the outstanding shares of NexGraph LLC (“NexGraph”), a company focused on analytic solutions, in exchange for aggregate cash consideration of $0.5 million. This transaction was accounted for as an asset purchase. The $0.1 million was allocated to Intangibles, net and $0.4 million was allocated to Goodwill.

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

The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2014 and December 31, 2013, are summarized as follows (amounts in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,000	$—	$—	$9,000	$13,674	$—	$—	$13,674
Total assets	$9,000	$—	$—	$9,000	$13,674	$—	$—	$13,674

Liabilities:
Contingent earn-out	$—	$—	$1,620	$1,620	$—	$—	$1,660	$1,660
Total liabilities	$—	$—	$1,620	$1,620	$—	$—	$1,660	$1,660
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
The Company's only asset that is measured at fair value on a recurring basis is money market funds, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The Company's only liability that is measured at fair value on a recurring basis is the contingent earn-out and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.

The contingent earn-out of $1.6 million is based on the potential earn-out consideration if certain revenue targets are achieved in connection with the acquisition of Engage and is recorded in accrued expenses in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. There was a $40,000 change in the fair value of this level 3 liability during 2014.

10.	Investments
In February 2014, the Company made a cost method investment in technology licenses in the amount of $3.2 million. The Company will receive access to patents as well as certain consulting services from the company holding the patents. This transaction was accounted for as an asset purchase. The net asset was allocated to other assets.

11.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2014 and 2013 was approximately $2.2 million and $2.5 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.3 million and $0.2 million of employer matching contributions for the three months ended March 31, 2014 and 2013, respectively.

12.	Stockholders' Equity
Common Stock
As of March 31, 2014, there were 100,000,000 shares of common stock authorized, 54,167,076 shares issued and outstanding. As of December 31, 2013, there were 100,000,000 shares of common stock authorized, 54,484,760 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of March 31, 2014 and December 31, 2013, there were 5,000,000 shares of preferred stock authorized, zero shares issued and outstanding. The par value for preferred shares is $0.001.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statements of operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$360	$420
Sales and marketing expense	814	746
Product development expense	680	870
General and administrative expense	843	1,015
Total stock based compensation included in costs and expenses	$2,697	$3,051

The per share weighted average fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $6.25 and $6.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%
Expected life (in years)	5	5
Historical volatility	53.7%	58.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2014, approximately 14,300,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2014).
As of March 31, 2014, there was approximately $28.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of March 31, 2014, approximately 662,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2014).
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2013	9,724,193	$10.86
Options granted	563,500	13.22
Options exercised	(222,083)	9.17
Options cancelled	(387,028)	14.25
Options outstanding at March 31, 2014	9,678,582	10.90
Options exercisable at March 31, 2014	4,205,765	$8.94

The total value of stock options exercised during the three months ended March 31, 2014 was approximately $0.8 million. The total intrinsic value of options exercisable at March 31, 2014 was approximately $17.0 million. The total intrinsic value of nonvested options at March 31, 2014 is approximately $6.4 million. The total intrinsic value of all outstanding options at March 31, 2014 is $23.3 million.
A summary of the status of the Company’s nonvested shares as of December 31, 2013, and changes during the three months ended March 31, 2014 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2013	5,633,701	$6.90
Granted	563,500	6.25
Vested	(337,356)	5.83
Cancelled	(387,028)	7.23
Nonvested Shares at March 31, 2014	5,472,817	$6.28
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. There were 650,789 shares repurchased under this program during 2014. As of March 31, 2014, approximately $5.4 million remained available for purchase under the program.

13.	Legal Matters
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

Key Metrics
Financial overview of the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

•	Total revenue increased 13% to $47.8 million from $42.5 million.

•	Revenue from our Business segment increased 13% to $43.9 million from $38.9 million.

•	Gross profit margin decreased to 75.5% from 76.2%.

•	Cost and expenses increased 13% to $48.8 million from $43.1 million.

•	Net loss increased to $0.8 million from net loss of $0.2 million.

•
Bookings increased 20% to $9.0 million in the three months ended March 31, 2014 from $7.5 million in the comparable periods in 2013. We include in our bookings metrics new contractual commitments from either new or existing midmarket and/or enterprise customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-

to-month contracts or transaction-based services. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancellations, delays in implementations or otherwise.

•
Average deal size for new bookings in the three months ended March 31, 2014 was $82,000 with average deal size for new customers of $139,000 and average deal size for existing customers requesting additional products or expanded access to current products of $65,000.  Average deal size for new bookings in the three months ended March 31, 2013 was $50,500 with average deal size for new customers of $51,000 and average deal size for existing customers requesting additional products or expanded access to current products of $50,300. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of Adjusted EBITDA
Net loss	$(794)	$(232)
Amortization of purchased intangibles	1,058	418
Stock-based compensation	2,697	3,051
Depreciation	1,981	2,050
Benefit from income taxes	(231)	(333)
Other expense (income)	83	(34)
Adjusted EBITDA	$4,794	$4,920

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
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of Adjusted Net Income
Net loss	$(794)	$(232)
Amortization of purchased intangibles	1,058	418
Stock-based compensation	2,697	3,051
Adjusted net income	$2,961	$3,237

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
For certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and our fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance (“PFP”) arrangements, in accordance with ASC 605-45, “Principal Agent Considerations,” we record revenue for transactions in which we act as an agent on a net basis, and revenue for transactions in which we act as a principal on a gross basis.
We also sell certain of the LivePerson services directly via Internet download.  These services are marketed as LiveEngage for small to medium-sized businesses (“SMBs”), and are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions.  Sales of LiveEngage may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.
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
As of March 31, 2014, there was approximately $28.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2014. One customer accounted for approximately 15% and 12% of accounts receivable as of March 31, 2014 and December 31, 2013, respectively. We decreased our allowance for doubtful accounts by $0.2 million in the three months ended March 31, 2014.
A large portion of receivables are due from larger corporate customers that typically have longer payment cycles.
Goodwill
In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.
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
Revenue from our Business segment accounted for 92% and 91% of total revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue attributable to our monthly hosted Business services accounted for 90% and 93% of total Business revenue for the three months ended March 31, 2014 and 2013, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% and 9% of total revenue for the three months ended March 31, 2014 and 2013, respectively.
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
During the three months ended March 31, 2014, we decreased our allowance for doubtful accounts by approximately $0.2 million to approximately $0.9 million. During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense
The net non-cash compensation amounts for the three months ended March 31, 2014 and 2013 consist of:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Stock-based compensation expense related to ASC 718-10	$2,697	$3,051

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
Comparison of Three Months Ended March 31, 2014 and 2013
Revenue

	Three Months Ended
	March 31,
	2014	2013	% Change
	(in thousands)
Revenue by Segment:
Business	$43,918	$38,876	13%
Consumer	3,910	3,620	8%
Total	$47,828	$42,496	13%
Business revenue increased by 13% to $43.9 million and in the three months ended March 31, 2014, from $38.9 million in the comparable period in 2013. This increase is primarily attributable to increased revenue from existing customers who increased their use of our services in the amount of approximately $2.4 million, net of cancellations; revenue from new customers in the amount of approximately $1.7 million; and, to a lesser extent, to professional services revenue of approximately $1.0 million. Our current revenue growth has been impacted by the necessary lead time required to get our global sales team up to full capacity. In addition, our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. The mix of revenue between new and existing customers has been consistent with prior quarters.
Consumer revenue increased by 8% to $3.9 million in the three months ended March 31, 2014, from $3.6 million in the comparable period in 2013. This increase is primarily attributable to a increase in gross revenue as a result of an increase in the price charged per minute partially offset by an decrease in chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Cost of revenue - business	$11,220	$9,536	18%
Percentage of total revenue	23%	22%
Headcount (at period end):	218	243	(10)%
Cost of revenue increased by 18% to $11.2 million in the three months ended March 31, 2014, from $9.5 million in the comparable period in 2013. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $0.7 million, an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.2 million as a result of increased revenue and an increase in amortization of purchased intangibles of approximately $0.7 million. This increase in cost of revenue was due to increased investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, costs related to data collection and storage have increased, as we have improved the scope and quality of the analytical reporting to our customers.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Cost of revenue - consumer	$515	$598	(14)%
Percentage of total revenue	1%	1%
Headcount (at period end)	12	16	(25)%
Cost of revenue decreased by 14% to $0.5 million in the three months ended March 31, 2014, from $0.6 million in the comparable periods in 2013. This decrease in expense is due to a decrease in total compensation for existing customer service personnel of approximately $0.1 million, directly related to lower headcount.
Product Development
Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Product development	$8,951	$8,021	12%
Percentage of total revenue	19%	19%
Headcount (at period end):	201	209	(4)%
Product development costs increased by 12% to $9.0 million in the three months ended March 31, 2014, from $8.0 million in the comparable periods in 2013.  This increase relates to an increase in compensation and associated costs for additional and existing product development personnel of approximately $0.8 million to expand our product offerings, as well as an increase in outsourced labor expense of approximately $0.1 million as a result of launching the new LiveEngage 2.0 platform. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Sales and marketing - business	$16,918	$13,206	28%
Percentage of total revenue	35%	31%
Headcount (at period end):	275	239	15%
Sales and marketing expenses increased by 28% to $16.9 million in the three months ended March 31, 2014, from $13.2 million in the comparable period in 2013. This increase is due to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $4.2 million directly related to expanded headcount and continued investment in our marketing and sales capabilities. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team, global expansion and LiveEngage 2.0 product launch.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Sales and marketing - consumer	$1,477	$1,272	16%
Percentage of total revenue	3%	3%
Headcount (at period end):	5	5	—%
Sales and marketing expenses increased by 16% to $1.5 million in the three months ended March 31, 2014, from $1.3 million in the comparable period in 2013. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.2 million.
General and Administrative
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
General and administrative	$9,499	$10,238	(7)%
Percentage of total revenue	20%	24%
Headcount (at period end):	93	83	12%
General and administrative expenses decreased by 7% to $9.5 million in the three months ended March 31, 2014, from $10.2 million in the comparable period in 2013.  This decrease is primarily attributable to a decrease in currency exchange rate fluctuations associated with the exchange rate movement of the U.S. dollar against the Pound Sterling of approximately $1.2 million, offset by an increase in compensation and related expenses for additional and existing accounting, legal, human resource and administrative personnel in the amount of approximately $0.6 million.
Amortization of Purchased Intangibles

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Amortization of purchased intangibles	$190	$224	(15)%
Percentage of total revenues	—%	1%
Amortization expense for purchased intangibles was $0.2 million in the three months ended March 31, 2014 and 2013 and relates primarily to acquisition costs recorded as a result of our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012, NuConomy in April 2010 and the purchases of patents in August 2009. Additional amortization expense in the amount of $0.9 million and $0.2 million is included in cost of revenue for the years ended March 31, 2014 and 2013, respectively.

Other (Expense) Income

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Other (expense) income	$(83)	$34	(344)%
Other expense was $0.1 million in the three months ended March 31, 2014, compared to other income of $34,000 in the three months ended March 31, 2013. Other (expense) income includes financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, and the Euro. Financial expense was $0.1 million in the three months ended March 31, 2014. Financial income $26,000 for the three months ended March 31, 2013. Other income includes interest income which was $14,000 in the three months ended March 31, 2014, compared to $8,000 in the three months ended March 31, 2013 and consists of interest earned on cash and cash equivalents.
Benefit From Income Taxes

	Three Months Ended
	March 31,
	2014	2013	% Change
	($ in thousands)
Benefit from income taxes	$(231)	$(333)	(31)%
Our effective tax rate was 23% for the three months ended March 31, 2014, resulting in a benefit from income taxes of $0.2 million. Our effective tax rate was 59% for the three months ended March 31, 2013 resulting in a benefit from income taxes of $0.3 million.
 Net Loss
We had a net loss of $0.8 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Revenue increased by approximately $5.3 million while costs and expenses increased by approximately $5.6 million. Other expense increased approximately $0.1 million for the three months ended March 31, 2014. Income tax benefit decreased approximately $0.1 million contributing to a net increase in net loss of approximately $0.6 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(2,999)	$(656)
Cash flows used in investing activities	(4,755)	(1,714)
Cash flows used in financing activities	(4,863)	(6,081)
As of March 31, 2014, we had approximately $79.4 million in cash and cash equivalents, a decrease of approximately $12.5 million from December 31, 2013. This decrease is primarily attributable to cash used to repurchase our common stock, net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility and net cash used in operating activities. This is partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We invest our cash in short-term money market funds.
Net cash used in operating activities was $3.0 million for the three months ended March 31, 2014 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation and an increase in prepaid expenses and decreases in accrued expenses and deferred revenue, partially offset by an increase in accounts payable. Net cash used in operating activities was $0.7 million for the three months ended March 31, 2013 and consisted primarily of net loss, decreases in accounts payable and accrued expenses, and an increase in accounts receivable and prepaid expenses partially offset by non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation.
Net cash used in investing activities was $4.8 million in the three months ended March 31, 2014, and was due primarily to the purchase of fixed assets for our co-location facilities and our investments in technology assets, and our acquisition of NexGraph. Net cash used in investing activities was $1.7 million in the three months ended March 31, 2013, and was due primarily to the purchase of fixed assets for our co-location facilities.
Net cash used in financing activities was $4.9 million in the three months ended March 31, 2014 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2013 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the three month period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2014 and a net loss in the quarterly periods ended March 31, June 30, September 30 and December 31, 2013. As of March 31, 2014, we had an accumulated deficit of approximately $86.1 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.
We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next twelve (12) months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.
Contractual Obligations and Commitments
We do not have any special purposes entities, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2014 and 2013 was approximately $2.2 million and $2.5 million, respectively.
As of March 31, 2014, our principal commitments were approximately $29.9 million under various operating leases, of which approximately $6.6 million is due in 2014. We currently expect that our principal commitments for the year ending December 31, 2014 will not exceed $9.0 million in the aggregate.
Our contractual obligations at March 31, 2014 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$29,919	$6,633	$17,491	$5,391	$404
Total	$29,919	$6,633	$17,491	$5,391	$404
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Currency Rate Fluctuations
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has decreased. During the three months ended March 31, 2014, the U.S. dollar depreciated approximately 5%, as compared to the NIS. During the three months ended March 31, 2014, expenses generated by our Israeli operations totaled approximately $15.7 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands and Germany is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2014, we decreased our allowance for doubtful accounts. During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly revenue and operating results; competition in the markets for online sales, marketing and customer service solutions, and online consumer services; our ability to retain existing clients and attract new clients; risks related to new regulatory or other legal requirements that could materially impact our business; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the currency of regions where we have operations; additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally and/or as we expand into direct-to-consumer services; impairments to goodwill that result in significant charges to earnings; responding to rapid technological change and changing client preferences; the adverse effect that the global economic downturn may have on our business and results of operations; our ability to retain key personnel, attract new personnel and to manage staff attrition; our ability to expand our operations internationally; risks related to the ability to successfully integrate past or potential future acquisitions; failures or security breaches in our services, those of our third party providers, or in the websites of our customers; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; technology systems beyond our control and technology-related defects that could disrupt the LivePerson services; privacy concerns relating to the Internet that could result in new legislation or negative public perception; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; risks related to technological or other defects distributing our services; increased allowances for doubtful accounts as a result of an increasing amount of receivables due from customers with greater credit risk; delays in our implementation cycles; risks associated with the recent volatility in the capital markets; our ability to secure additional financing to execute our business strategy; risks associated with our current or any future stock repurchase programs, including whether such programs will enhance long-term stockholder value, and whether such stock repurchases could increase the volatility of the price of our common stock and diminish our cash reserves; our ability to license necessary third party software for use in our products and services, and our ability to successfully integrate third party software; changes in accounting principles generally accepted in the United States; our ability to maintain our reputation; risks related to our complex products;

our recognition of revenue from subscriptions; our lengthy sales cycles; risks related to our operations in Israel, and the civil and political unrest in that region; natural catastrophic events and interruption to our business by man-made problems; the high volatility of our stock price; and risks related to our common stock being traded on more than one securities exchange. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 14, 2014 (the “Form 10-K”).
There are no material changes to the risk factors described in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
A summary of the Company's repurchase activity for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
1/1/2014 – 1/31/2014	—	$—	—	$3,284,387
2/1/2014 – 2/28/2014	—	—	—	3,284,387
3/1/2014 – 3/31/2014 (2)	650,789	12.05	650,789	5,443,321
Total	650,789	$12.05	650,789	$5,443,321

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

(2)
On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. As of March 31, 2014, approximately $5.4 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1*	Separation Agreement and General Release between LivePerson and Eli Campo, dated as of December 16, 2013.

10.2*	Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

LIVEPERSON, INC.
(Registrant)

Date:	May 9, 2014	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 9, 2014	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.1*	Separation Agreement and General Release between LivePerson and Eli Campo, dated as of December 16, 2013.

10.2*	Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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