Form 10-Q
period 2014-09-30
LIVEPERSON INC
filed 2014-11-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 3, 2014, 54,653,337 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,111	$91,906
Accounts receivable, net of allowance for doubtful accounts of $948 and $1,165 as of September 30, 2014 and December 31, 2013, respectively	32,386	29,489
Prepaid expenses and other current assets	9,620	6,361
Deferred tax assets, net	2,628	5,426
Total current assets	131,745	133,182
Property and equipment, net	18,763	17,618
Intangibles, net	14,020	13,088
Goodwill	35,783	32,724
Deferred tax assets, net	9,064	6,243
Other assets	2,342	2,235
Total assets	$211,717	$205,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,932	$10,139
Accrued expenses	29,752	25,419
Deferred revenue	14,022	8,747
Total current liabilities	52,706	44,305
Deferred revenue, net of current	—	468
Other liabilities	768	1,264
Total liabilities	53,474	46,037

Commitments and contingencies (See Note 11)
STOCKHOLDERS’ EQUITY (See Note 12):
Common stock	55	54
Additional paid-in capital	246,906	244,621
Treasury stock	(1)	—
Accumulated deficit	(88,425)	(85,279)
Accumulated other comprehensive loss	(292)	(343)
Total stockholders’ equity	158,243	159,053
Total liabilities and stockholders’ equity	$211,717	$205,090

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$52,787	$45,192	$151,702	$130,917
Costs and expenses (1) (2)
Cost of revenue	13,304	10,597	38,200	31,342
Sales and marketing	20,978	16,141	59,449	46,118
Product development	9,712	10,023	27,999	27,091
General and administrative	8,787	9,508	28,074	29,581
Amortization of purchased intangibles	407	224	803	672
Total costs and expenses	53,188	46,493	154,525	134,804
Loss from operations	(401)	(1,301)	(2,823)	(3,887)
Other income, net	223	209	184	264
Loss before provision for (benefit from) income taxes	(178)	(1,092)	(2,639)	(3,623)
Provision for (benefit from) income taxes	962	(362)	507	(832)
Net loss	$(1,140)	$(730)	$(3,146)	$(2,791)

Net loss per share of common stock:
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.05)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Weighted-average shares used to compute net loss per share:
Basic	53,868,124	54,046,161	54,238,536	54,898,974
Diluted	53,868,124	54,046,161	54,238,536	54,898,974

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$365	$635	$1,209	$1,557
Sales and marketing	1,030	844	2,766	2,159
Product development	1,171	1,241	2,783	2,922
General and administrative	1,088	1,078	2,800	3,111

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,732	$1,445	$4,776	$4,565
Sales and marketing	195	23	603	68
Product development	180	166	529	526
General and administrative	237	368	651	891
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(1,140)	$(730)	$(3,146)	$(2,791)
Foreign currency translation adjustment	(387)	358	51	(29)
Comprehensive loss	$(1,527)	$(372)	$(3,095)	$(2,820)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(3,146)	$(2,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	9,558	9,749
Depreciation	6,559	6,050
Amortization of purchased intangibles	3,461	1,575
Deferred income taxes and other non-cash tax items	(1,067)	(1,700)
Provision for doubtful accounts, net	1,096	—

Changes in operating assets and liabilities:
Accounts receivable	(4,337)	(7,395)
Prepaid expenses and other current assets	(4,390)	(1,523)
Other assets	538	79
Accounts payable	(2,248)	(3,523)
Accrued expenses	3,873	2,978
Deferred revenue	5,003	261
Other liabilities	(469)	(112)
Net cash provided by operating activities	14,431	3,648

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(6,644)	(6,638)
Investment in technology licenses	(3,451)	—
Acquisition of Synchronite	(2,300)	—
Acquisition of NexGraph	(125)	—
Acquisition of domains	(27)	(50)
Acquisition costs - Engage, net of cash	—	(79)
Net cash used in investing activities	(12,547)	(6,767)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	—	135
Proceeds from issuance of common stock in connection with the exercise of options	6,109	3,737
Repurchase of common stock	(12,980)	(26,716)
Net cash used in financing activities	(6,871)	(22,844)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	192	3
CHANGE IN CASH AND CASH EQUIVALENTS	(4,795)	(25,960)
CASH AND CASH EQUIVALENTS - Beginning of the period	91,906	103,339
CASH AND CASH EQUIVALENTS - End of the period	$87,111	$77,379

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,182	$151

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contingent earn-out in connection with the acquisition of Synchronite recorded in accrued expenses	$1,810	$—
Purchase of property and equipment recorded in accounts payable	$1,840	$720
Acquisition cost in connection with NexGraph recorded in accrued expenses	$125	$—

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, London, Melbourne, San Francisco, Tokyo and Tel Aviv.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2014, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.
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

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.
The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2017.

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
Diluted net loss per common share for the three and nine months ended September 30, 2014 does not include the effect of options to purchase 11,127,640 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine months ended September 30, 2013 does not include the effect of options to purchase 10,132,045 shares of common stock as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic	53,868,124	54,046,161	54,238,536	54,898,974
Effect of assumed exercised options	—	—	—	—
Diluted	53,868,124	54,046,161	54,238,536	54,898,974

4.	Segment Information
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
Summarized financial information by segment for the three months ended September 30, 2014, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$43,702	$—	$—	$43,702
Hosted services – Consumer	—	3,992	—	3,992
Professional services	5,093	—	—	5,093
Total revenue	48,795	3,992	—	52,787
Cost of revenue	12,679	625	—	13,304
Sales and marketing	19,488	1,490	—	20,978
Amortization of purchased intangibles	407	—	—	407
Unallocated corporate expenses	—	—	18,499	18,499
Operating income (loss)	$16,221	$1,877	$(18,499)	$(401)

Summarized financial information by segment for the three months ended September 30, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$38,007	$—	$—	$38,007
Hosted services – Consumer	—	3,828	—	3,828
Professional services	3,357	—	—	3,357
Total revenue	41,364	3,828	—	45,192
Cost of revenue	10,014	583	—	10,597
Sales and marketing	14,664	1,477	—	16,141
Amortization of purchased intangibles	224	—	—	224
Unallocated corporate expenses	—	—	19,531	19,531
Operating income (loss)	$16,462	$1,768	$(19,531)	$(1,301)
Summarized financial information by segment for the nine months ended September 30, 2014, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$125,378	$—	$—	$125,378
Hosted services – Consumer	—	12,441	—	12,441
Professional services	13,883	—	—	13,883
Total revenue	139,261	12,441	—	151,702
Cost of revenue	36,306	1,894	—	38,200
Sales and marketing	55,203	4,246	—	59,449
Amortization of purchased intangibles	803	—	—	803
Unallocated corporate expenses	—	—	56,073	56,073
Operating income (loss)	$46,949	$6,301	$(56,073)	$(2,823)
Summarized financial information by segment for the nine months ended September 30, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision makers, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$110,785	$—	$—	$110,785
Hosted services – Consumer	—	11,223	—	11,223
Professional services	8,909	—	—	8,909
Total revenue	119,694	11,223	—	130,917
Cost of revenue	29,524	1,818	—	31,342
Sales and marketing	42,113	4,005	—	46,118
Amortization of purchased intangibles	672	—	—	672
Unallocated corporate expenses	—	—	56,672	56,672
Operating income (loss)	$47,385	$5,400	$(56,672)	$(3,887)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$34,409	$28,947	$99,273	$86,553
Other Americas (1)	2,936	2,353	7,259	6,145
Total Americas	37,345	31,300	106,532	92,698
EMEA (2)	11,049	9,600	32,618	25,572
APAC (3)	4,393	4,292	12,552	12,647
Total revenue	$52,787	$45,192	$151,702	$130,917
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	September 30,	December 31,
	2014	2013
United States	$42,066	$34,422
Israel	19,700	22,580
Australia	8,858	9,827
Netherlands	7,687	3,540
Other (1)	1,661	1,539
Total long-lived assets	$79,972	$71,908
(1) United Kingdom, Germany and Japan
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. One customer accounted for approximately 22% and 12% of accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Adjustments to goodwill:
NexGraph acquisition	400	—	400
Synchronite acquisition	2,659	—	2,659
Balance as of September 30, 2014	$27,759	$8,024	$35,783

The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2012	$24,621	$8,024	$32,645
Adjustments to goodwill:
Adjustments to Engage acquisition	79	—	79
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Intangible Assets
Intangible assets are summarized as follows (see Note 8 and Note 10) (amounts in thousands):

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$19,615	$(10,320)	$9,295	4.1 years
Customer relationships	5,308	(3,658)	1,650	3.7 years
Trade names	787	(730)	57	2.8 years
Non-compete agreements	646	(551)	95	1.3 years
Patents	3,290	(416)	2,874	9.9 years
Other	312	(263)	49	3.0 years
Total	$29,958	$(15,938)	$14,020

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(7,678)	$10,855	3.8 years
Customer relationships	5,061	(3,148)	1,913	3.5 years
Trade names	725	(725)	—	2.7 years
Non-compete agreements	486	(486)	—	1.2 years
Patents	475	(189)	286	11.0 years
Other	285	(251)	34	3.0 years
Total	$25,565	$(12,477)	$13,088

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.3 million and $3.5 million for the three and nine months ended September 30, 2014, respectively. Aggregate amortization expense for intangible assets was $0.7 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2014	$1,135
2015	4,267
2016	3,805
2017	2,205
2018	485
Thereafter	2,123
Total	$14,020

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2014	December 31, 2013
Computer equipment and software	$52,322	$45,790
Furniture, equipment and building improvements	9,078	7,906
	61,400	53,696
Less: accumulated depreciation	(42,637)	(36,078)
Total	$18,763	$17,618

7.	Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (amounts in thousands):

	September 30, 2014	December 31, 2013
Payroll and other employee related costs	$12,310	$13,090
Professional services and consulting and other vendor fees	9,427	6,769
Sales commissions	2,733	1,778
Contingent earnout (Note 8)	2,970	1,660
Other	2,312	2,122
Total	$29,752	$25,419

8.	Acquisitions
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
The purchase price was approximately $2.9 million, which included the issuance of 109,517 shares of the Company’s common stock valued at approximately $2.0 million, based on the quoted market price of the Company’s common stock on the day of closing, and a cash payment of $0.9 million. Total acquisition costs incurred were approximately $0.2 million and were included in general and administrative expenses in the Company’s condensed consolidated statements of operations. The acquisition adds plug-and-play mobile engagement capabilities to LivePerson’s platform allowing its customers to connect with consumers on mobile devices. All 109,517 shares are included in the weighted average shares outstanding used in basic and diluted net income (loss) per share as of the acquisition date. The purchase price was allocated based on management’s estimate of fair values, taking into account all relevant information available. A substantial amount of the purchase price was allocated to intangibles (technology) and the excess was allocated to goodwill. The goodwill is not deductible for income tax purposes. The intangible asset is being amortized over its expected period of benefit. In addition to the purchase price, certain founders can earn an additional 30,422 shares of LivePerson common stock by achieving an employment milestone by providing continued services through a specified date, of which 25,961 shares were earned. The Company valued these potential earn-out shares at approximately $0.6 million, based on the quoted market price of the Company’s common stock on the day of closing.
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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.6 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the September 30, 2014 balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. During 2014, the Company paid $0.5 million of the total potential earn-out consideration amount. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.

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
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite's net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the September 30, 2014 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.

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

The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2014 and December 31, 2013, are summarized as follows (amounts in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12,608	$—	$—	$12,608	$13,674	$—	$—	$13,674
Total assets	$12,608	$—	$—	$12,608	$13,674	$—	$—	$13,674

Liabilities:
Contingent earn-out	$—	$—	$2,970	$2,970	$—	$—	$1,660	$1,660
Total liabilities	$—	$—	$2,970	$2,970	$—	$—	$1,660	$1,660
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
The contingent earn-out in connection with the acquisition of Engage is $1.2 million and $1.7 million as of September 30, 2014 and December 31, 2013, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. The earn-out is based on the potential earn-out consideration if certain revenue targets are achieved. The total contingent earn-out was increased by $1.8 million in June 2014 in connection with the acquisition of Synchronite and is also recorded in accrued expense on the condensed consolidated balance sheet as of September 30, 2014. The contingent earn-out is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2014	December 31, 2013
Balance, Beginning of Period	$1,660	$1,660
Synchronite addition (see Note 8)	1,810	—
Cash payment	(500)	—
Balance, End of Period	$2,970	$1,660

10.	Investments
In February 2014, the Company purchased technology licenses and consulting services at fair value from a company in the amount of $3.5 million. The Company will receive access to the company's patents as well as certain consulting services. During the three months ended September 30, 2014, the Company allocated approximately $2.8 million to intangible assets, which is being amortized over the life of the patents. The remaining amount was allocated to other assets.

11.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2014 was approximately $2.3 million and $6.9 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2013 was approximately $2.2 million and $6.9 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.2 million and $0.8 million of employer matching contributions for the three and nine months ended September 30, 2014, respectively. Salaries and related expenses include $0.2 million and $0.7 million of employer matching contributions for the three and nine months ended September 30, 2013, respectively.

12.	Stockholders' Equity
Common Stock
As of September 30, 2014, there were 100,000,000 shares of common stock authorized, and 54,584,170 shares issued and outstanding. As of December 31, 2013, there were 100,000,000 shares of common stock authorized, and 54,484,760 shares issued and outstanding. The par value for common shares is $0.001.

Preferred Stock
As of September 30, 2014 and December 31, 2013, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. There were 1,195,185 shares repurchased under this program during 2014, of which 544,396 shares were recorded in treasury stock at par on the condensed consolidated balance sheets as of September 30, 2014. As of September 30, 2014, approximately $10.3 million remained available for purchase under the program.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statements of operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$365	$635	$1,209	$1,557
Sales and marketing expense	1,030	844	2,766	2,159
Product development expense	1,171	1,241	2,783	2,922
General and administrative expense	1,088	1,078	2,800	3,111
Total stock based compensation included in costs and expenses	$3,654	$3,798	$9,558	$9,749
The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2014 was $4.57 and $4.99, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2013 was $4.82 and $5.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	1.4%	1.5% - 1.7%	0.7% - 1.4%
Expected life (in years)	5	5	5	5
Historical volatility	50.9%	59.8% - 59.9%	50.9% - 53.7%	56.7% - 60.1%
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

Stock Option Plans
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2014, approximately 13,995,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2014).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of September 30, 2014, approximately 582,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2014).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2013	9,724,193	$10.86
Granted	3,289,700	10.63
Exercised	(565,668)	7.77
Cancelled or expired	(1,320,585)	12.80
Balance outstanding at September 30, 2014	11,127,640	$10.68	7.14	$29,989
Options vested and expected to vest at September 30, 2014	9,300,501	$10.64	6.78	$26,214
Options exercisable at September 30, 2014	5,034,974	$9.69	5.33	$19,268
The total fair value of stock options exercised during the nine months ended September 30, 2014 was approximately $2.5 million. As of September 30, 2014, there was approximately $30.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.
A summary of the status of the Company’s nonvested shares as of December 31, 2013, and changes during the nine months ended September 30, 2014 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2013	5,633,701	$6.90
Granted	3,289,700	4.99
Vested	(1,510,150)	6.09
Cancelled or expired	(1,320,585)	6.49
Nonvested Shares at September 30, 2014	6,092,666	$5.65

13.	Legal Matters
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

14.	Subsequent Event
Contact At Once!, LLC
On November 5, 2014, the Company entered into a definitive agreement to acquire the outstanding equity interest of Contact At Once!, LLC (“Contact At Once!”), a software company with a cloud-based platform that instantly connects consumers with businesses through instant messaging, text messaging, chat, social media and video over the internet for consumer-to-business sales conversions, for approximately $70.0 million, which includes approximately $43.0 million in cash, approximately $22.0 million in shares of common stock and $5.0 million of potential earn-out consideration in cash or shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. The acquisition enhances the Company’s network chat expertise and market growth across various verticals.
The transaction will be accounted for under the purchase method of accounting and, accordingly, the operating results of Contact At Once! will be included in the Company’s consolidated results of operations from the date of acquisition. The Company is in process of finalizing all fair value and purchase accounting adjustments.

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

Key Metrics
Financial overview of the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

•	Total revenue increased 17% to $52.8 million from $45.2 million.

•	Revenue from our Business segment increased 18% to $48.8 million from $41.4 million.

•	Gross profit margin decreased to 74.8% from 76.6%.

•	Cost and expenses increased 14% to $53.2 million from $46.5 million.

•	Net loss increased to $1.1 million from net loss of $0.7 million.

•
Bookings increased 4% and 23% to $10.6 million and $30.3 million in the three and nine months ended September 30, 2014, respectively, from $10.2 million and $24.7 million in the comparable periods in 2013. We include in our bookings metrics new or incremental contractual commitments for the first year of the contractual relationship from either new or existing customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts, transaction-based services or subsequent years of multi-year contractual agreements. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancellations, delays in implementations or otherwise.

•
Average deal size for new bookings in the three and nine months ended September 30, 2014 was $67,800 and $79,400, respectively, with average deal size for new customers of $78,400 and $100,800, respectively, and average deal size for existing customers requesting additional products or expanded access to current products of $64,000 and $71,700, respectively.  Average deal size for new bookings in the three and nine months ended September 30, 2013 was $62,300 and $54,800, respectively, with average deal size for new customers of $53,300 and $50,900, respectively, and average deal size for existing customers requesting additional products or expanded access to current products of $66,900 and $56,500, respectively. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

Adjusted EBITDA and Adjusted Net Income
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted net income which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted net income to net loss, the most directly comparable GAAP financial measures.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA
Net loss	$(1,140)	$(730)	$(3,146)	$(2,791)
Amortization of purchased intangibles	1,328	691	3,461	1,575
Stock-based compensation	3,654	3,798	9,558	9,749
Depreciation	2,344	2,002	6,559	6,050
Provision for (benefit from) income taxes	962	(362)	507	(832)
Other income, net	(223)	(209)	(184)	(264)
Adjusted EBITDA	$6,925	$5,190	$16,755	$13,487
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
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of Adjusted Net Income
Net loss	$(1,140)	$(730)	$(3,146)	$(2,791)
Amortization of purchased intangibles	1,328	691	3,461	1,575
Stock-based compensation	3,654	3,798	9,558	9,749
Adjusted net income	$3,842	$3,759	$9,873	$8,533

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
As of September 30, 2014, there was approximately $30.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2014. One customer accounted for approximately 22% and 12% of accounts receivable as of September 30, 2014 and December 31, 2013, respectively. We increased our allowance for doubtful accounts by $0.1 million in the three months ended September 30, 2014.
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
In the third quarter of 2014, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.
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
Revenue from our Business segment accounted for 92% of total revenue for the three and nine months ended September 30, 2014, respectively. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the three and nine months ended September 30, 2014, respectively. Revenue from our Business segment accounted for 92% and 91% of total revenue for the three and nine months ended September 30, 2013, respectively. Revenue attributable to our monthly hosted Business services accounted for 92% and 93% of total Business revenue for the three and nine months ended September 30, 2013, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three and nine months ended September 30, 2014, respectively.  Revenue generated from online transactions between Experts and Users, net of Expert fees, accounted for approximately 8% and 9% of total revenue for the three and nine months ended September 30, 2013, respectively.
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
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, online marketing, allocated occupancy costs and related overhead, advertising, sales commissions, public relations, promotional materials, travel expenses and trade show exhibit expenses.
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal and human resources personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.
During the nine months ended September 30, 2014, we decreased our allowance for doubtful accounts by approximately $0.2 million to approximately $0.9 million. During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Stock-based compensation expense related to ASC 718-10	$3,654	$3,798	$9,558	$9,749

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

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$48,795	$41,364	18%	$139,261	$119,694	16%
Consumer	3,992	3,828	4%	12,441	11,223	11%
Total	$52,787	$45,192	17%	$151,702	$130,917	16%
Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. The mix of revenue between new and existing customers has been consistent with prior quarters. Business revenue increased by 18% and 16% to $48.8 million and $139.3 million in the three and nine months ended September 30, 2014, respectively, from $41.4 million and $119.7 million in the comparable periods in 2013. This increase is primarily attributable to increased revenue from existing customers who increased their use of our services in the amount of approximately $4.7 million and $10.4 million, respectively, net of cancellations; revenue from new customers in the amount of approximately $1.4 million and $5.7 million, respectively; and to professional services revenue of approximately $1.3 million and $3.5 million, respectively.
Consumer revenue increased by 4% to $4.0 million in the three months ended September 30, 2014, from $3.8 million in the comparable period in 2013. This increase is primarily attributable to a increase in chat minutes, partially offset by a decrease in price charged per minute. Consumer revenue increased by 11% to $12.4 million in the nine months ended September 30, 2014, from $11.2 million in the comparable period in 2013. This increase is primarily attributable to a increase in gross revenue as a result of an increase in the price charged per minute, partially offset by an decrease in chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$12,679	$10,014	27%	$36,306	$29,524	23%
Percentage of total revenue	24%	22%		24%	23%
Headcount (at period end):	232	214	8%	232	214	8%
Cost of revenue increased by 27% to $12.7 million in the three months ended September 30, 2014, from $10.0 million in the comparable period in 2013. This increase in expense is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.2 million as a result of increased revenue, an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $0.7 million and an increase in amortization of purchased intangibles of approximately $0.6 million. This increase in cost of revenue was due to increased investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of revenue increased by 23% to $36.3 million in the nine months ended September 30, 2014, from $29.5 million in the comparable period in 2013. This increase in expense is primarily attributable to an increase for primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $3.1 million as a result of increased revenue, an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $2.1 million and an increase in amortization of purchased intangibles of approximately $1.3 million. This increase in cost of revenue was due to increased investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$625	$583	7%	$1,894	$1,818	4%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	16	16	—%	16	16	—%
Cost of revenue increased by 7% to $0.6 million in the three months ended September 30, 2014, from $0.6 million in the comparable period in 2013. This increase in expense is due to an increase in allocated occupancy costs and related overhead of approximately $66,000.
Cost of revenue increased by 4% to $1.9 million in the nine months ended September 30, 2014, from $1.8 million in the comparable period in 2013. This increase in expense is due to an increase in allocated occupancy costs and related overhead of approximately $0.2 million.
Product Development
Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Product development	$9,712	$10,023	(3)%	$27,999	$27,091	3%
Percentage of total revenue	18%	22%		18%	21%
Headcount (at period end):	221	214	3%	221	214	3%
Product development costs decreased by 3% to $9.7 million in the three months ended September 30, 2014, from $10.0 million in the comparable period in 2013.  This decrease relates to a decrease in outsourced labor expense of approximately $0.4 million as a result of the launch of the LiveEngage 2.0 platform, offset by an increase in compensation and associated costs for additional and existing product development personnel of approximately $0.1 million to expand our product offerings. We continue to increase our investment investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Product development costs increased by 3% to $28.0 million in the nine months ended September 30, 2014, from $27.1 million in the comparable period in 2013.  This increase relates to an increase in compensation and associated costs for additional and existing product development personnel of approximately $1.5 million to expand our product offerings, offset by a decrease in outsourced labor expense of approximately $0.5 million as a result of the launch of the LiveEngage 2.0 platform. We continue to increase our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$19,488	$14,664	33%	$55,203	$42,113	31%
Percentage of total revenue	37%	32%		36%	32%
Headcount (at period end):	284	250	14%	284	250	14%
Sales and marketing expenses increased by 33% to $19.5 million in the three months ended September 30, 2014, from $14.7 million in the comparable period in 2013. This increase is primarily due to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $4.1 million directly related to expanded headcount. This increase relates to our continued investment in our marketing and sales capabilities. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team, global expansion and LiveEngage 2.0 product launch.
Sales and marketing expenses increased by 31% to $55.2 million in the nine months ended September 30, 2014, from $42.1 million in the comparable period in 2013. This increase is primarily due to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $13.2 million directly related to expanded headcount. This increase relates to our continued investment in our marketing and sales capabilities. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team, global expansion and LiveEngage 2.0 product launch.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$1,490	$1,477	1%	$4,246	$4,005	6%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end):	8	5	60%	8	5	60%
Sales and marketing expenses increased by 1% and 6% to $1.5 million and $4.2 million in the three and nine months ended September 30, 2014, respectively, from $1.5 million and $4.0 million, respectively, in the comparable periods in 2013. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.1 million and $0.4 million, respectively.
General and Administrative
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
General and administrative	$8,787	$9,508	(8)%	$28,074	$29,581	(5)%
Percentage of total revenue	17%	21%		19%	23%
Headcount (at period end):	108	83	30%	108	83	30%

General and administrative expenses decreased by 8% to $8.8 million in the three months ended September 30, 2014, from the comparable period in 2013. This decrease is primarily attributable to a decrease in professional fees and other general corporate expenses of approximately $0.6 million.
General and administrative expenses decreased by 5% to $28.1 million in the nine months ended September 30, 2014, from $29.6 million in the comparable period in 2013.  This decrease is primarily attributable to the exchange rate movement of the U.S. dollar against the Pound Sterling of approximately $1.2 million.
Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$407	$224	82%	$803	$672	19%
Percentage of total revenues	1%	—%		1%	1%
Amortization expense for purchased intangibles was $0.4 million and $0.8 million in the three and nine months ended September 30, 2014, respectively, and relates primarily to acquisition costs recorded as a result of our acquisitions of Engage in November 2012, LookIO in June 2012, Amadesa in May 2012, NuConomy in April 2010, Synchronite in June 2014 and the purchases of patents in August 2009 and February 2014. Additional amortization expense in the amount of $0.9 million and $2.7 million is included in cost of revenue for the three and nine months ended September 30, 2014, respectively. Additional amortization expense in the amount of $0.5 million and $0.9 million is included in cost of revenue for the three and nine months ended September 30, 2013, respectively.
Other Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, and the Euro.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Other income, net	$223	$209	7%	$184	$264	(30)%
Interest income remained flat in the three months ended September 30, 2014 and 2013, respectively. Investment income was $0.7 million in the three months ended September 30, 2014 and relates to income earned on the investment in technology licenses. Financial expense was $0.4 million and financial income was $0.2 million for the three months ended September 30, 2014 and 2013, respectively.
Interest income was $14,000 and $32,000 in the nine months ended September 30, 2014 and 2013, respectively. Investment income was $0.7 million in the three months ended September 30, 2014 and relates to income earned on the investment in technology licenses. Financial expense was $0.5 million and financial income was $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Provision for (Benefit From) Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Provision for (benefit from) income taxes	$962	$(362)	(366)%	$507	$(832)	(161)%
We recognized a tax provision for income taxes of $1.0 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. We recorded a tax benefit of from income taxes of $0.4 million and $0.8 million for the three and nine months ended September 30, 2013, respectively.

Net Loss
We had a net loss of $1.1 million and $3.1 million for the three and nine months ended September 30, 2014, respectively and a net loss of $0.7 million and $2.8 million for the three and the nine months ended September 30, 2013, respectively. Revenue increased by approximately $7.6 million and $20.8 million, respectively, while costs and expenses increased by approximately $6.7 million and $19.7 million, respectively, contributing to a net decrease in net loss of approximately $0.4 million for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$14,431	$3,648
Cash flows used in investing activities	(12,547)	(6,767)
Cash flows used in financing activities	(6,871)	(22,844)
As of September 30, 2014, we had approximately $87.1 million in cash and cash equivalents, a decrease of approximately $4.8 million from December 31, 2013. This decrease is primarily attributable to cash used to repurchase our common stock, net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility, purchase of technology licenses, acquisitions of Synchronite and NexGraph. This is partially offset by net cash provided by operating activities and proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $14.4 million for the nine months ended September 30, 2014 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation and an increase in prepaid expenses, accounts receivable, accrued expenses, deferred revenue and decreases in accounts payable. Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2013 and consisted primarily of a net loss, a decrease in accounts payable, and an increase in accounts receivable, prepaid expenses and accrued expenses partially offset by non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation.
Net cash used in investing activities was $12.5 million in the nine months ended September 30, 2014, and was due primarily to the purchase of fixed assets for our co-location facilities and our investment in technology assets, and our acquisitions of Synchronite and NexGraph. Net cash used in investing activities was $6.8 million in the nine months ended September 30, 2013, and was due primarily to the purchase of fixed assets for our co-location facilities.
Net cash used in financing activities was $6.9 million in the nine months ended September 30, 2014 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash used in financing activities was $22.8 million for the nine months ended September 30, 2013 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2013, March 31, 2014, June 30, 2014. We incurred a net loss in the quarterly periods ended June 30, September 30, December 31, 2013 and September 30, 2014. As of September 30, 2014, we had an accumulated deficit of approximately $88.4 million. These losses have been funded primarily through the issuance of common stock in our initial public offering in 2000 and, prior to the initial public offering, the issuance of convertible preferred stock.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2014 was approximately $2.3 million and $6.9 million, respectively, and approximately $2.2 million and $6.9 million for the three and nine months ended September 30, 2013, respectively.
As of September 30, 2014, our principal commitments were approximately $24.9 million under various operating leases, of which approximately $2.3 million is due in 2014. We currently expect that our principal commitments for the year ending December 31, 2014 will not exceed $9.0 million in the aggregate.
Our contractual obligations at September 30, 2014 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$24,857	$8,954	$11,307	$3,851	$745
Total	$24,857	$8,954	$11,307	$3,851	$745
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and nine months ended September 30, 2014, the U.S. dollar remained flat and depreciated by approximately 3%, respectively, as compared to the NIS. During the nine months ended September 30, 2014, expenses generated by our Israeli operations totaled approximately $44.0 million. We do not currently hedge our foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands and Germany is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2014, we decreased our allowance for doubtful accounts by $0.2 million. During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in accounts receivable as a result of increased sales and, to a lesser extent, to an increase in the proportion of receivables due from customers with greater credit risk. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Purchase of Equity Securities by the Issuer
A summary of the Company's repurchase activity for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$1,121,590
7/1/2014 – 7/31/2014 (2)	81,484	$10.02	81,484	10,304,721
8/1/2014 – 8/31/2014 (2)	—	—	—	10,304,721
9/1/2014 – 9/30/2014 (2)	—	—	—	10,304,721
Total	81,484	$10.02	81,484	$10,304,721

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. As of September 30, 2014, approximately $10.3 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	November 7, 2014	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 7, 2014	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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