Form 10-K
period 2014-12-31
LIVEPERSON INC
filed 2015-03-12
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $501,997,117 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 27, 2015, 56,930,324 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed not later than April 30, 2015, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2014 ANNUAL REPORT ON FORM 10-K

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
 LivePerson monitors and analyzes a valuable set of mobile and online consumer behavioral data on behalf of our customers. Spanning the breadth of an online or mobile visitor session starting from an initial keyword search or login to a mobile application, through actions on our customer’s website or mobile application, and even into a shopping cart and an executed sale, this data enables us to develop unique insights into consumer behavior during specific transactions and within a customer’s user base. Based on our internal measures, on average during 2014, we monitored approximately 2.2 billion visitor sessions per month across our customers’ websites. Currently this session data is primarily used to proactively engage consumers in order to increase conversion rates, average order values, customer satisfaction, and we continue to invest in products that can leverage the value of this data to provide new and innovative solutions for our customers in the future.
     More than 18,000 companies, including Cisco, Hewlett-Packard, IBM, Microsoft, Verizon, Sky, Walt Disney, PNC and Orbitz, employ our technology to keep pace with rising consumer expectations for service and relevance through the online channel. LivePerson has unique insight into consumer behavior, which we offer our customers through our intelligent engagement products and our consulting services.
     Bridging the gap between visitor traffic and successful business outcomes, our business solutions deliver measurable return on investment by enabling our customers to:

•	increase conversion rates and reduce abandonment by intelligently engaging website visitors;

•	redirect spending from driving traffic to spending on visitor conversions;

•	accelerate the sales cycle, drive repeat business and increase average order values;

•	increase consumer satisfaction and improve the overall digital experience, drive retention and loyalty while reducing consumer service costs;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return;

•	lower operating costs in the call center by deflecting costly phone and email interactions and improving agent efficiency;

•	increase lead generation by providing a single messaging platform that engages consumers through advertisements and listings on branded and third-party websites; and

•	connect with customers via their mobile device either through text message, on their mobile site or through a downloaded application.
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
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on The NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with offices in Atlanta, Amsterdam, Berlin, London, Melbourne, Ra'anana, Redding (UK), San Francisco and Tokyo.

Market Opportunity
While many sectors of the global economy are challenged to maintain historical growth rates, worldwide e-commerce continues to grow steadily, and the U.S. is no different. According to Forrester Research, “U.S. online retail sales will climb at a 9.5% compound annual growth rate, to $414 billion in 2018, from $263 billion in 2013. The web will account for 11% of total retail sales by 2018, up from 8% in 2013.”
Online and mobile commerce continue to become mainstream activities and critical channels for retailers to engage their customers. According to a 2014 Forrester report, “74% of U.S. and 65% of European online adults now regularly shop online. And their activities are no longer limited to using traditional browsers. In the U.S., 25% of online adults regularly use multiple devices like smartphones and tablets to shop.” According to Goldman Sachs, by 2018, there will be roughly as much mobile commerce ($626 billion) as there was e-commerce in 2013.
The rise of online video and social media has stimulated digital advertising spending, which is projected to exceed $171 billion in 2015, $64.3 billion of which will be focused on mobile, according to eMarketer. According to a recent eConsultancy report, for every $92 spent by retailers to attract a visitor to their website, approximately $1 is spent on efforts to convert each visitor. We believe that conversion rates can be improved through optimized on-site engagement, and that this represents an opportunity for our engagement solutions, both on-site and in mobile channels. LivePerson customers have demonstrated increases in website sales of greater than 20% and boosts in average order value by as much as 35%, while lowering the cost of engagement relative to voice or email. A 2013 Customer Service Benchmark by eDigitalResearch also found that “live chat has the highest satisfaction levels for any customer service channel, with 73%, compared with 61% for email and 44% for phone.”
According to Forrester Research, chat adoption by consumers has increased to 58% in 2014 from 43% in 2012; sending a mobile or SMS message to a company has increased to 38% from 24%, during the same period, respectively.
The LiveEngage platform, in concert with our consulting organization and customer value managers, positions LivePerson to target a broader opportunity than web commerce. The Company is working with brands to increase customer satisfaction and net promoter scores, and to enhance digital journeys for consumers on the web, by strengthening self-service channels. Our platform provides brands the capability to deflect 1-800 calls coming from websites, and to target the even larger funnel of calls flowing into 1-800 call centers that originate off line.
We believe that demographic shifts favor LivePerson’s current and planned offerings. We are seeing the younger generation of consumers adopt and use multiple technologies for online communications such as social networking and text messaging, to create and share user-generated content. Take the example of WhatsApp with over 30 billion messages exchanged each day; this is a strong indicator of how younger consumers prefer to communicate. Another example is WeChat, a messaging communications service with nearly 500 million active users exchanging messages, playing games, and booking car rides and plane tickets. These messaging milestones may in turn accelerate the demand for LivePerson’s online, real-time customer engagement solutions.
The adoption of SMS and mobile app messaging has not been constrained to younger generations. According to a 2014 comScore report, for ages 55 and older, two of the top ten apps by time spent are messaging apps. According to Forrester Research, chat adoption has increased to roughly one in three seniors. We believe that this shift in behavior demonstrates a strong appetite for messaging/chat communication technologies.
We think that the positive trends in e-commerce and messaging described above, along with the diversifying channels of consumer engagement worldwide, offer LivePerson opportunities to expand. LivePerson is uniquely positioned to work with brands and help capitalize on this shift in behavior, and optimize their mobile platforms to deliver a robust customer engagement offering, across multiple platforms. LivePerson continues to deliver increased value to customers through its core product while also expanding its product set as well as the availability and integration of its core product through different channels, such as mobile and social. By offering our solutions through different channels of engagement, we are improving the convenience and accessibility of our solutions, responding to the reality of today’s online market.
Strategy
     The key elements of LivePerson’s business solutions strategy include:
Strengthening Our Position in Both Existing and New Markets and Growing Our Recurring Revenue Base. LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its existing installed base. We will continue to focus primarily on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality within both our enterprise and midmarket sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. As the online community is increasingly exposed to the benefits and functionality of our solutions, we intend to capitalize on our growing base of existing customers by collaborating with them to optimize our added value and effectiveness. Continuing to grow our customer base will enable us to strengthen our recurring revenue stream.

     Leveraging Our Platform Across Multiple Applications and Partners.   In developing our chat product over the last 16 years, we have created highly reliable and secure data gathering and analytic capabilities that are coupled with a sophisticated rules-based segmentation engine. In 2011, we packaged these technologies together into LiveEngage, a real-time data and intelligence platform powering our full suite of applications, adding voice and content engagement solutions to our market-leading chat product. In 2014, we introduced our next generation LiveEngage platform, which delivers sophisticated real-time data dashboards, integrated campaign management, voice-of-the customer capabilities, and advanced out-of-the-box mobile engagement. By leveraging these assets, we provide our customers with the same capabilities across all engagement channels. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers, eco-system partners, and value added resellers can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.
     Expanding the Engagement Tools and Capabilities We Provide to Our Customers.   We have created, and will continue to create, new proprietary applications and also provide third-party tools and capabilities through our partner eco-system. Today, our customers intelligently engage with approximately two percent of their website visitors via chat. As part of our strategy, we are striving to provide our customers with the ability to intelligently engage a greater proportion of their website visitors in new ways, such as with the delivery of personalized content and the use of voice and video. Mobile adoption is accelerating, and is our fastest growing channel, as our platform seamlessly integrates across devices and offers rich, contextually aware targeting and personalized experiences.
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
     Expanding our International Presence.   In 2014, we continued our investment in direct sales and services personnel to expand our customer base in the United Kingdom and Western Europe. We set up operations in Germany, and expanded within several of the largest financial services and telecommunications companies in Europe. We also saw positive growth in the Asia Pacific region, notably in Australia, where we built on the momentum from our acquisition of Australian reseller partner Engage Pty Ltd. in late 2012. Japan also demonstrated momentum, after establishing operations in the fourth quarter of 2013, by forging strategic partnerships with Information Services International-Dentsu, Ltd. (ISID), Vixia, and Dentsu Razorfish, group subsidiaries of Dentsu Inc., Japan's largest advertising agency. We continue to evaluate partnership opportunities and sales and marketing strategies to support further expansion into the Asia-Pacific region.
     Continuing to Build Brand Recognition.   As a pioneer of real-time, intelligent engagement, LivePerson enjoys strong brand recognition and credibility. Our focus on creating meaningful connections among employees, with our customers, and between brands and their consumers, is a key component of our culture and our market strategy. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for online engagement tools. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to reinforce our position and leadership within the industry. Our brand name is also visible to both business users and consumers. When a consumer engages in a text-based chat on a customer’s website, our brand name is usually displayed on the LivePerson dialogue window. We believe that this high-visibility placement will continue to create brand awareness for our solutions.
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
     Evaluating Strategic Alliances and Acquisitions When Appropriate.   We have successfully integrated several acquisitions over the past decade. In addition to our acquisition of Engage referenced above, most recently we acquired Contact

At Once!, LLC. (“CAO!”), a unique messaging platform with leading market share in the automotive industry. We also acquired Synchronite, a German-based start-up with co-browsing technology, and NexGraph, adding a team of data science experts to enhance our leadership in intelligent digital engagement. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic alliances or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic alliances.
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
     LiveEngage.   LiveEngage, LivePerson’s hosted engagement platform delivers actionable insights, empowering businesses to get the most out of their existing online, mobile and social platforms by intelligently engaging consumers based on a real-time understanding of consumer needs. By seamlessly integrating chat, voice, content, and video to create a multi-channel, multimedia engagement platform, LiveEngage combines sophisticated technology with robust business intelligence to produce compelling, measurable results for e-commerce, marketing, and contact center executives. LiveEngage enables the combination of real time on-site data with off-site behavioral data with a broad set of consumer and business data, including historical, operational, demographic and third-party data enabling proprietary analytics to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle.
     LiveEngage enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. LiveEngage also reduces costs in the contact center relative to voice, by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist, who can manage several conversations at once. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates.
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
 Customers
Our business operations customer base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers online. We plan to continue to focus on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries, as well as the SMB sector, within the United States and Canada, Latin America, Europe and the Asia-Pacific region. We continue to increase our investment in sales and support personnel in the United Kingdom, Australia and Western Europe, particularly France and Germany. We are also working with sales and support partners as we expand our investment in the Asia-Pacific region.
     No single customer accounted for or exceeded 10% of our total revenue in 2014.
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
Our focus on creating meaningful connections among employees, with our customers, and between our customers and their consumers, is a key component of our culture and our market strategy. Our annual user conference, Aspire, emphasizes the uniqueness of our culture around meaningful connections. Meaningful connections and engagement permeates all facets of our organization. We were recognized in 2014 by Internet Week listing LivePerson as one of the “30 Best Places to Work in NYC Tech,” and Inc. magazine named LivePerson's NYC headquarters as one of the “World's Coolest Offices.”
In 2014, LivePerson modified its sales structure to better align the Company's resources with targeted market segments. Our full service segment consists of direct sales and customer success teams focused on mid-market, enterprise and global strategic customers and prospects. For our large and more complex customers, our sales methodology often begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective customer. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment, we transition to a program management model wherein we work hand-in-hand with the customer, providing detailed analysis, measurements and recommendations that help optimize their performance and ensure ongoing program success.
Our self-service segment focuses primarily on small business customers and prospects. Self service is a scalable online channel that enables organizations to download and pay for subscriptions to LiveEngage through our website, www.LivePerson.com. Sales and service are supported via live chat on our website. Our customer acquisition strategy centers on leveraging customer word-of-mouth, our leading brand name, online marketing and partnerships.
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

 Competition
The markets for online engagement technology and online consumer services are intensely competitive and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments, and frequent new product introductions. LivePerson’s business solutions compete directly with companies that facilitate real-time sales, email management, searchable knowledgebase applications and consumer service interaction. These markets remain fairly saturated with small companies that compete on price and features. LivePerson faces competition from online interaction solution providers such as eGain, Oracle RightNow (an Oracle company) and TouchCommerce, and from traditional call center infrastructure providers such as Avaya, Cisco and Genesys. We believe that our long-standing relationships with customers, particularly at the enterprise level, and our online selling expertise, including knowledge of online consumer purchasing habits, sophisticated methodologies to efficiently engage online consumers and reporting capabilities that measure return on investment differentiate us from existing competitors. In addition, we believe that our security and ability to handle such high volumes of traffic without degrading the experience of our customers' visitors are significant advantages. We believe that as the scope, size and sophistication of our customers’ requirements increase, our competitors’ relative strengths as compared to our offerings decline.
We also face potential competition from Web analytics and online engagement service providers, and other enterprise software and SaaS solutions companies such as Adobe, Google, Oracle and SAP. In addition, established technology and/or consumer-oriented companies such as Google, Microsoft, Salesforce.com and Yahoo! may leverage their existing relationships and capabilities to offer online engagement solutions that facilitate real-time assistance. The most significant challenges facing any new market entrant include the ability to design and build scalable software that can support the world’s most highly-trafficked websites, and, with respect to outsourced solution providers, the ability to design, build and manage a highly secure and scalable network infrastructure.
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
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet and the management of customer and consumer data such as, but not limited to, laws and regulations relating to user privacy, freedom of expression, data privacy, electronic contracts, electronic payment, content and quality of products and services, taxation, advertising, internet neutrality, information, cybersecurity and intellectual property rights. We post on our website our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices in an effort to comply with applicable laws. Expansion and interpretation of existing or new user privacy and data security laws, and their application to the Internet in the U.S. and foreign jurisdictions, is ongoing, unsettled and unpredictable. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.
     U.S. and foreign jurisdictions have laws and regulations that regulate, restrict and impose requirements in relation to the collection, use, storage and transfer of data. The enactment and enforcement of such laws and regulations by government agencies and private plaintiffs has accelerated and is expected to continue. For instance, some U.S. states have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. So, if, for example, the scope of the previously mentioned “spyware ” legislation were changed to include Web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.

In addition, if U.S. or foreign laws or regulations are enacted that limit or proscribe data collection, use, storage or transfer practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its Web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.
      Both existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products or services, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries, investigations or lawsuits, claims or other remedies, including but not limited to fines or demands that we modify or cease existing business practices.
     Businesses using our products may collect data from their web users, for example, when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted, and are considering adopting other, laws and regulations regarding the collection, use, storage and transfer or disclosure of data obtained from consumers that currently affect or may affect our business customers. We use a variety of data security procedures and practices such as encryption and masking algorithms in an effort to protect information when transmitted over the Internet or stored, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof could significantly increase the economic burden to us and our customers of regulatory compliance, and could negatively impact our business. For example, the European Union and many countries within the European Union have adopted privacy directives related to the collection, use, storage and transfer of data that are far more stringent, and impose more substantial burdens on subject businesses than standards in the United States. The U.S. Federal Trade Commission (the “FTC”) has also taken action against website operators who do not comply with their stated privacy policies or who have suffered cyberattacks or security breaches. All of these domestic and international legislative and regulatory initiatives have the potential to adversely affect our customers’ ability to use our products.
     A range of other proposed laws and new interpretations of existing laws could materially impact our business. For example:

•
existing and proposed federal and state rules and regulations regarding cybersecurity, data breach notification and monitoring of online behavioral data such as “Do Not Track” could potentially apply to some of our current or planned products and services. The FTC has also increased its enforcement actions against companies that fail to meet their privacy or data security commitments to consumers. In addition many states have adopted, and other states are expected to enact, statutes that require companies to implement data security measures and to report certain breaches of the security of personal data to affected individuals, to regulatory agencies, to law enforcement officials and to other third parties. Currently there are many proposals by state and federal lawmakers and industry in this area that address the collection, maintenance and use of personal information, Web browsing and geolocation data, and data security and breach notification procedures. Given that this is an evolving and unsettled area of regulation, any new significant restrictions or technological requirements imposed could have a negative impact on our business;

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

•
the Child Online Protection Act and the Children’s Online Privacy Protection Act, respectively, restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect or use certain categories of information from children under 13. Currently, our consumer-facing site and services are intended for use by adults over 18 years of age; and

•
in January 2004, the United States Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our customers using our solutions will be permitted by spam filters to reach the intended recipients.
         In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data security, privacy, and other laws and regulations are more restrictive than those in the U.S. The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. We might unintentionally violate such laws now and in the future; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could subject us to legal liability exposure, and harm our business, operating results and financial condition.
Intellectual Property and Proprietary Rights
     We rely on a combination of patent, copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business, including intellectual property related to real-time sales, marketing and customer service solutions. We believe the duration of our patents is adequate relative to the expected lives of our products and services. We pursue the registration of our domain names, trademarks and trade names in the United States and in certain locations outside the United States. We also own copyrights, including in our software, publications and other documents authored by us. These intellectual property rights are important to our business and marketing efforts. We seek to protect our intellectual property rights by relying on federal, state, and common law rights, including registration, or otherwise in the United States and certain foreign jurisdictions, as well as contractual restrictions. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements (including invention assignment agreements) with our employees, consultants, customers, potential customers, strategic partners, and other third parties, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.
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
The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of its license agreements with others. With respect to our trademarks and trade names, trademark laws and rights are generally territorial in scope and limited to those countries where a mark has been registered or protected. While trademark registrations may generally be maintained in effect for as long as the mark is in use in the respective jurisdictions, there may be occasions where a mark or title is not registrable or protectable or cannot be used in a particular country. In addition, a trademark registration may be cancelled or invalidated if challenged by others based on certain use requirements or other limited grounds. The duration of property rights in trademarks, service marks and tradenames in the United States, whether registered or not, is predicated on our continued use.

Employees
     As of December 31, 2014 we had 1,058 full-time employees, which is inclusive of CAO!. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.
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
We have in the past incurred, and we may in the future incur losses and experience negative cash flows, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may be as a result of a variety of factors, including the following factors which are in part within our control, and in part outside of our control:

•	continued adoption by companies doing business online of real-time sales, marketing and customer service solutions;

•	continued adoption by individual Experts and consumers of online real-time advice services;

•	changes in our pricing models, policies or the pricing policies of our current and future competitors;

•	our customers’ business success;

•	our customers’ demand for our services;

•	consumer demand for our services;

•	our ability to attract and retain customers;

•	the introduction of new services by us or our competitors;

•	our ability to avoid and/or manage service interruptions, disruptions, or security incidents; and

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions.
Our revenue and results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and online media; and

•	general economic and political conditions.

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
We, and our customers, are subject to a number of foreign and domestic laws and regulations that apply to the conduct of business on the Internet such as, but not limited to, laws and regulations relating to user privacy, data privacy, content, internet (or net) neutrality, advertising, electronic contracts, electronic payment, information security and intellectual property rights. We post on our web site our privacy policies and practices concerning the use and disclosure of user data, and we observe data security protocols and other business practices in an effort to comply with applicable laws. Expansion and interpretation of user privacy and data security laws and their application to the Internet in the United States and foreign jurisdictions is ongoing and unsettled. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial costs and otherwise negatively impact our business.
Various United States and foreign jurisdictions impose laws regarding the collection, use and retention of data. For instance, some states in the United States have enacted legislation designed to protect consumers’ privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods employed by our technology constitute “spyware” or that our data monitoring methods are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. So, if, for example, the scope of the previously mentioned “spyware” legislation were changed to include web analytics, such legislation could be deemed to apply to the technology we use and could potentially restrict our ability to conduct our business.
Domestic and foreign governments are also considering restricting the collection and use of Internet visitor and user data more generally. For example, some jurisdictions, including the United States, are considering whether the collection of even anonymous data may invade the privacy of web site visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain of its basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services. We could also need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements.
Businesses using our products may collect data from their web users when those web users contact them with inquiries. Federal, state and foreign government bodies and agencies, however, have adopted, and are considering adopting other laws and regulations regarding the collection, use and disclosure of data obtained from consumers that currently affect or may affect our business customers. We use a variety of data security procedures and practices such as encryption and masking algorithms in an effort to protect information when transmitted over the Internet or stored, and encourage our customers to do the same. Changes to applicable laws and or interpretation thereof relating to data security and other consumer protection areas could significantly increase the economic burden to us and our customers of regulatory compliance, and could negatively impact our business. For example, European Union members have rules and regulations regarding the collection and use of data that are far more stringent, and impose more substantial burdens on subject businesses than current privacy standards in the United States. In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere often can be uncertain, in conflict or in a state of flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices, in which case we could be subject to possible fines or an order requiring that we change our data practices. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our commercial interests.
A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:
Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data such as the proposed “Do Not Track” regulations and plans by the Obama administration to offer a sweeping online privacy bill to Congress in the first quarter of 2015 could potentially apply to some of our current or planned products and services. The FTC has also ratcheted up its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. Currently there are many proposals by lawmakers and industry in this area, both in the United States and overseas, which address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.

The Digital Millennium Copyright Act, or DMCA, has provisions that limit, but do not necessarily eliminate, our liability for third-party content delivered through our website and products. In the United States, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested and could change. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. While providers of online services currently are generally not held liable for activities of their third party users, changes in applicable laws or new judicial interpretations imposing liability on providers of online services for activities of their users and other third parties could harm our business.
The Child Online Protection Act and the Children’s Online Privacy Protection Act, respectively, restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect or use certain categories of information from children under 13.
In January 2004, the United States Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, became effective. The CAN-SPAM Act regulates the transmission and content of commercial emails and, among other things, obligates the sender of such emails to provide recipients with the ability to opt-out of receiving future emails from the sender, and establishes penalties for the transmission of email messages which are intended to deceive the recipient as to source or content. Many state legislatures also have adopted laws that impact the delivery of commercial email, and laws that regulate commercial email practices have been enacted in some of the international jurisdictions in which we do business. In addition, Internet service providers and licensors of software products have introduced a variety of systems and products to filter out certain types of commercial email, without any common protocol to determine whether the recipient desired to receive the email being blocked. As a result, it is difficult for us to determine in advance whether or not emails generated by our customers using our solutions will be permitted by spam filters to reach the intended recipients.
Both existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity and damage to our brand and reputation, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or requirements that we modify or cease our business practices.
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
Although the functional currency of our Israeli subsidiaries is the United States dollar, as a result of the size and scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the United States dollar against the New Israeli Shekel has increased. In addition, the functional currency of our operations in the U.K. is the Pound Sterling; the functional currency of our operations in Netherlands and Germany is the Euro; the functional currency of our operations in Australia is the Australian dollar; and the functional currency of our operations in Japan is the Japanese Yen. Conducting business in currencies other than the United States dollar subjects us to fluctuations in currency exchange rates that could adversely affect our results of operations. Fluctuations in the value of the United States dollar relative to other foreign currencies affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In 2014, we did not take part in any hedging transactions intended to reduce our exposure to exchange rate fluctuations for our international operations. We may seek to enter into hedging transaction in the future, but we may be unable to enter into those transactions successfully, on acceptable terms or at all. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

We could face additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally and/or as we expand into direct-to-consumer services.
In 2014, we opened up an office in Italy and in 2013 we opened up offices in Germany, Japan and the Netherlands. In November 2014, we acquired “CAO!” a software company with a cloud-based platform that instantly connects consumers with businesses through instant messaging, text messaging, chat, social media and video over the internet for consumer-to-business sales conversions. In 2014, we also acquired Synchronite LLC, a German based start-up that provides co-browsing technology and NexGraph, LLC, a company focused on analytic solutions. In November 2012, we acquired Engage Pty Ltd. an Australian provider of cloud-based customer contact solutions. In May 2012, we acquired certain assets of Amadesa, Ltd., an Israeli-based website analytics company. In addition, we have established a sales, marketing and customer support presence in the United Kingdom in support of expansion efforts into Western Europe, and have integrated the United Kingdom operations of Proficient Systems into that office. There are risks related to doing business in international markets as well as in the online consumer market, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to the data privacy and security, and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.
If our goodwill becomes impaired, we may be required to record a charge to earnings.
Under accounting principles generally accepted in the United States, we review our goodwill for impairment at least annually and when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. In December 2008, we recorded a $23.5 million impairment charge in connection with the Kasamba Inc. acquisition in October 2007. From time to time, we may be required to record additional charges to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may negatively impacting our results of operations.
We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.
If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or Internet users’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Business on the Internet is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in customer and Internet user requirements and preferences, frequent new product and service introductions embodying new technologies, such as broadband communications, and the emergence of new industry and regulatory standards and practices such as but not limited to data privacy and security standards could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

•	enhance the features and performance of our services;

•	develop and offer new services that are valuable to companies doing business online as well as Internet users; and

•	respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.
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
 Downturns in the global economic environment or in particular industries in which our sales are concentrated may adversely affect our business and results of operations.
The United States and other global economies have experienced in the past and could in the future experience economic downturn that affects all sectors of the economy, particularly in the financial services and retail industries, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets recently experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions in the past and could be similarly impacted in the future by any downturn in global economic conditions.
Our business is, and will continue to be, dependent on sales to customers in the telecommunications, financial services, retail, automotive, real estate and technology industries. A downturn in one or more of these industries could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows. In the event that industry conditions deteriorate in one or more of these industries, we could experience, among other things, cancellation or non-renewal of existing contracts, reduced demand for our products and reduced sales. It could be difficult to predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either relating to the global economic environment or to the particular industries in which our sales are concentrated, which, in turn, could make it more challenging for us to forecast our operating results, make business decisions and identify risks that may adversely affect our business, sources and uses of cash, financial condition and results of operations.
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
Our international operations may also fail due to other risks inherent in foreign operations, including:

•	varied, unfamiliar and unclear legal and regulatory restrictions, including different legal and regulatory standards applicable to Internet services, communications, privacy, and data protection;

•	difficulties in staffing and managing foreign operations;

•	differing intellectual property laws that may not provide sufficient protection for our intellectual property;

•	adverse tax consequences;

•	difficulty in addressing country-specific business requirements and regulations;

•	fluctuations in currency exchange rates;

•	strains on financial and other systems to properly administer VAT and other taxes; and

•	legal, compliance, political or systemic restrictions on the ability of United States companies to do business in foreign countries.
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
We have made several acquisitions during the past decade, including three in 2014 and three in 2012. In November 2014, we acquired “CAO!”, a software company with a cloud-based platform that instantly connects consumers with businesses through instant messaging, text messaging, chat, social media and video over the internet for consumer-to-business sales conversions. In June 2014, we acquired Synchronite LLC, a German based start-up that provides co-browsing technology. In March 2014, we acquired NexGraph, LLC, a company focused on analytic solutions. In November 2012, we acquired Engage, Pty Ltd, an Australia-based provider of hosted voice solutions and reseller of LivePerson online engagement solutions. In June 2012, we acquired LookIO, Inc., a United States provider of mobile chat technology. In May 2012, we acquired certain assets of Amadesa, Ltd., an Israeli-based website analytics company. In the future, we may acquire or invest in complementary companies, products or technologies. Acquisitions and investments involve numerous risks to us, including:

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
Failures or security breaches in our services or systems, those of our third party providers, or in the websites of our customers, including those resulting from cyber attacks, security vulnerabilities, defects or errors, could harm our business.
While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, computing device capabilities, cyber attacks and other security incidents continue to evolve in sophistication and frequency. This evolution enables more data and processes, such as mobile computing and mobile payments, and it increases the risk that cyber attacks and other security incidents will occur. Our security measures may also be breached due to the intentional acts of outside third parties, employee malfeasance, error, or otherwise, allowing an unauthorized third party to gain access to our data, our users’ data or our customers’ data, including but not limited to individual personal information and financial credit or debit card data. Because the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, it may be difficult for us to anticipate or identify these techniques or to implement adequate security measures in our services and systems to prevent them. A significant cyber attack or other security incident involving our, our service providers’ or our customers’ systems could result in material harm to our brand and reputation, our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.
In addition, our customers may authorize third party access to their customer data located in our cloud environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Because our services are responsible for critical communication between our customers and consumers, any security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.
We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.

The dialogue transcripts of the text-based chats and email interactions between our customers and Internet users may include personal data, such as contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ Internet users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be liable for compliance with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with United States federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties or integrated with our systems. If these services were to be interrupted or their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The need to physically secure and securely transmit and store confidential information online has historically been a significant barrier to e-commerce and online communications and will accelerate as a consumer and regulatory focus and concern. Any publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance and reputation of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.
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

We collect data from live online Internet user dialogues and enable our customers to capture and save information about their Internet user interactions. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies or similar technologies, the effectiveness of the LivePerson services could be impaired by restricting us from collecting or using information which may be valuable to our customers and/or exposing us to lawsuits or regulatory investigations. The foregoing could have a material adverse effect our business, results of operations and financial condition.
In addition, privacy concerns may cause Internet users to avoid online sites that collect various forms of data, such as behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, we or our customers may be harmed by any laws or regulations that restrict the ability to collect, transmit or use this data. The European Union and many countries within the European Union have adopted privacy directives or laws that are often more strict than those in the United States. In the United States federal and state governments have also adopted legislation, rules and regulations which govern the collection, use, storage and protection of personal information and other data from online users. For instance, the United States Federal Trade Commission has also taken action against website operators who do not comply with their stated privacy policies. Furthermore, other foreign jurisdictions have adopted legislation governing the collection, use, storage and protection of personal information. These and other governmental or industry efforts are greatly expanding and may limit our or our customers’ ability to collect and use information about their interactions with their Internet users through our services. Further, many governments are expanding laws that may give consumers or customers the right to access, modify and delete data that we or our customer’s hold as part of our business operations. Worldwide data privacy and security laws are in a state of flux, and their precise applicability and interpretation will continue to be developing by agencies and courts. As a result, such laws, regulations and efforts could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation or regulatory costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.
We may be subject to legal liability and/or negative publicity for the services provided to consumers via our technology platforms.
Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the Internet. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the United States and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.
Claims could be made against online services companies under both United States and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, data breach, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.
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
Our consumer service allows consumers to provide feedback regarding service providers. Although all such feedback is generated by users and not by us, claims of defamation or other injury could be made against us for content posted on our websites. Our liability for such claims may be higher in jurisdictions outside the United States where laws governing Internet transactions are unsettled.
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
In addition to privacy legislation, any new legislation or regulation regarding the Internet, software sales or export and/or the cloud or Software-as-a-Service industry, and/or the application of existing laws and regulations to the Internet, software sales or export and/or the cloud or Software-as-a-Service industry could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we operate outside the United States, the international regulatory environment relating to the Internet, software sales or export, and/or the Software-as-a-Service industry could have a material adverse effect on our business, results of operations and financial condition.
Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.
We are subject to the risk of claims alleging infringement of third-party proprietary rights against us or against our customers for use of our products. Certain of our customer contracts contain indemnification obligations requiring us to indemnify our customers from certain claims arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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

•
effective intellectual property protection may not be available in every country in which we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

Further, to the extent that the invention described in any United States patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret, trademark and other common law in the United States. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property. Third parties may register marks that are confusingly similar to the trademarks or services marks that we have used in the United States and our failure to monitor foreign registrations or mark usage may impact out rights in certain trademarks or services marks. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.
Technological or other defects could disrupt or negatively impact our services, which could harm our business and reputation.
We face risks related to the technological capabilities of our services. We expect the number of interactions between our customers’ operators and Internet users over our system to increase significantly as we expand our customer base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets. If future versions of our software contain undetected errors, our business could be harmed. If third-party content is flawed, our business could be harmed. As a result of software upgrades at LivePerson, our customer sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new web hosting services. These problems, if not remedied, could harm our business.
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
During 2014, we increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in accounts receivable as a result of increased sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in accounts receivable as a result of increased sales. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.
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
In the past, we have experienced losses, we had an accumulated deficit of $92.6 million as of December 31, 2014 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, 2013 and 2014.
We recorded a net loss of $7.3 million for the year ended December 31, 2014. As of December 31, 2014, our accumulated deficit was approximately $92.6 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2014, we had $49.4 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the United States and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price limit of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price limit of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of December 31, 2014, approximately $10.3 million remained available for purchase under the program.
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
Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, open source software disclosure risks, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.
We believe our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Accounting principles generally accepted in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
Political, economic and military conditions in Israel could negatively impact our Israeli operations
Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2014, we had 419 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, and since March 2011, there has been a civil war in Syria, Israel’s neighboring country to the north. Occasionally, violence from Syria has spilled over across Israel’s border, and Israel has responded militarily several times since the onset of the civil war. During November 2012 and July 2014, Israel was engaged in an armed conflict with Hamas, a militia group and political party which controls the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees are located, and negatively affected business conditions in Israel. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations.
Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
Recent popular uprisings in various countries in the Middle East and northern Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries, as well as potentially affecting the global economy and marketplace through changes in oil and gas prices. In addition, Iran has publicly threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in the Gaza Strip and Hezbollah in Lebanon. This situation may potentially escalate in the future to violent events which may negatively affect Israel.
Our commercial insurance may not cover losses that could occur as a result of events associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. Armed conflicts or political instability in the region could negatively affect our business and could harm our results of operations.
Furthermore, several countries, principally in the Middle East, restrict doing business with Israeli companies and other companies that have operations in Israel, and additional countries may impose restrictions on doing business with Israel and companies that have operations in Israel if hostilities in the region continue or intensify. Such restrictions may seriously limit our ability to sell our products to customers in those countries.
Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our common stock. Further escalation of tensions or violence might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as terrorism or computer viruses.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, other acts of nature, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, cyber-attacks or failures, pandemics or other public health crises, or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City and our largest office is located in Israel, each of which regions has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins, cyber-attacks or failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.
Risks Related to Our Industry
Future regulation of the Internet may slow our growth, resulting in decreased demand for our services and increased costs of doing business.
State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online or that adversely affect the growth or use of the Internet. For example, these laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our services, which could reduce demand for our services. Laws or regulations that affect the use of the Internet, including but not limited to laws affecting net neutrality could also decrease demand for our services and increase our costs. Further, regulatory focus on data privacy and data security continues to expand on a worldwide basis and is becoming more complex, which will increase the risks to our business on reputational, operational, and compliance bases.
The continued growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that will inhibit the use of Internet-based communications or the information contained in these communications or the ways in which information may be collected, stored, used and transferred in the course of providing services. The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for our services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the Internet and other online services could increase our costs and harm our growth.
We depend on the continued viability of the infrastructure of the Internet.
To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. The Internet is also subject to continued and ongoing cyber attacks and related conduct, which affect all online businesses. We also depend on Internet service providers that provide our customers and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our customers’ sites (including the LivePerson dialogue windows) in particular. If the infrastructure of the Internet does not effectively support the growth of the Internet, we may not maintain profitability and our business, results of operations and financial condition will suffer.
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
Shares of our common stock are currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange (“TASE”). Trading in our common stock on these markets takes place in different currencies (U.S. dollars on the NASDAQ and New Israeli Shekels on the TASE), and at different times (resulting from different time zones, different trading days and different public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.
Our stockholders who each own greater than five percent of the outstanding common stock and our named executive officers and directors will be able to influence matters requiring a stockholder vote.
Our stockholders who each own greater than five percent of the outstanding common stock and their affiliates, and our named executive officers and directors, in the aggregate, and as of December 31, 2014, beneficially own approximately 48% of our outstanding common stock. As a result, these stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.
Future sale of shares of our common stock may negatively affect our stock price.
If we or our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants in the public market, or if our stockholders are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 37,000 square feet at our headquarters location in New York City, under a lease expiring in April 2020. We also lease office space of approximately 9,000 square feet in Atlanta, under a lease expiring in November 2015; approximately 5,250 square feet in San Francisco under a lease expiring in January 2019; and approximately 1,800 square feet in Santa Monica under a lease expiring in November 2015.
Two of our wholly-owned subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba, Ltd., maintain offices in Raanana, Israel of approximately 68,000 square feet, under leases expiring in December 2015.
Our wholly-owned subsidiary, LivePerson (UK) Ltd. maintains offices in Reading, United Kingdom of approximately 7,300 square feet, under a lease expiring in May 2019. We also maintain an office of approximately 1,700 square feet in London, United Kingdom under an agreement expiring in January 2017.
Our wholly-owned subsidiary, LivePerson Netherlands B.V. maintains offices in Amsterdam, Netherlands of approximately 1,000 square feet, under a lease expiring in March 2015.
Our wholly-owned subsidiary, Engage Pty, Ltd. maintains offices in Melbourne, Australia of approximately 11,500 square feet, under a lease expiring in March 2016.
Our recent acquisition, Contact At Once!, LLC (“CAO!”), maintains an office in Alpharetta, GA of approximately 18,500 square feet under a lease expiring in August 2016.
We also lease space for our primary and back-up hosting facilities at separate locations in the continental United States and Europe.
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
From time to time, third parties assert claims against us regarding intellectual property rights, privacy issues and other matters arising out of the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2014:
First Quarter	$15.00	$11.58
Second Quarter	$12.19	$9.10
Third Quarter	$10.60	$9.47
Fourth Quarter	$14.43	$12.45
Year ended December 31, 2013:
First Quarter	$14.90	$13.07
Second Quarter	$13.75	$8.12
Third Quarter	$10.60	$9.24
Fourth Quarter	$14.82	$9.08
Holders
As of February 24, 2015, there were approximately 150 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the year ended December 31, 2014 is as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$3,284,387
1/1/2014 - 3/31/2014	650,789	$12.05	650,789	5,443,321
4/1/2014 - 6/30/2014	462,912	9.34	462,912	1,121,590
7/1/2014 - 9/30/2014	81,484	10.02	81,484	10,304,721
10/1/2014 - 12/31/2014	—	—	—	—
Total	1,195,185	$10.86	1,195,185	$10,304,721

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. As of December 31, 2014, approximately $10.3 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

Stock Performance Graph
The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2009 to December 31, 2014.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2009 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2012, 2011 and 2010 and the related statements of operations for the years ended December 31, 2011 and 2010 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of CAO!, Synchronite and NexGraph in 2014, Engage, LookIO and Amadesa in 2012, and NuConomy in 2010, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$209,931	$177,805	$157,409	$133,089	$109,862
Costs and expenses:
Cost of revenue	52,703	42,555	35,579	33,195	29,640
Sales and marketing	83,253	62,488	49,614	38,884	32,835
General and administrative	40,192	39,968	31,606	21,044	17,077
Product development	37,329	36,397	30,051	20,222	15,711
Amortization of purchased intangibles	1,621	871	218	109	259
Total costs and expenses	215,098	182,279	147,068	113,454	95,522
(Loss) income from operations	(5,167)	(4,474)	10,341	19,635	14,340
Other (expense) income, net	(322)	337	376	(485)	(7)
(Loss) income before provision for (benefit from) income taxes	(5,489)	(4,137)	10,717	19,150	14,333
Provision for (benefit from) income taxes	1,859	(638)	4,362	7,112	5,074
Net (loss) income attributable to common stockholders	(7,348)	(3,499)	6,355	12,038	9,259

Net (loss) income per share attributable to common stockholders:
Basic	$(0.13)	$(0.06)	$0.11	$0.23	$0.18
Diluted	$(0.13)	$(0.06)	$0.11	$0.22	$0.18

Weighted average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	54,478,754	54,725,236	55,292,597	52,876,999	50,721,880
Diluted	54,478,754	54,725,236	57,131,041	55,008,742	52,907,541
Other Financial and Operational Data:
Adjusted EBITDA (1)	$22,672	$18,767	$29,999	$33,998	$26,759
Adjusted net income (2)	$11,420	$11,652	$18,684	$19,838	$15,887
(1) We define adjusted EBITDA as net (loss) income, plus provision for (benefit from) income taxes, other (expense) income, net, depreciation and amortization, stock based compensation, acquisition costs and other non-cash charges. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(2) We define adjusted net income as net (loss) income, plus amortization, stock based compensation and acquisition costs. Please see “Adjusted Net Income” below for more information and for a reconciliation of adjusted net income to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of revenue	$1,492	$1,954	$1,579	1,023	866
Sales and marketing	3,399	2,851	2,878	1,668	1,371
General and administrative	3,809	4,148	3,294	2,377	1,576
Product development	3,606	3,555	2,964	1,703	1,329
Total stock-based compensation	$12,306	$12,508	$10,715	$6,771	$5,142

	As of December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,372	$91,906	$103,339	$93,278	$61,336
Working capital	34,954	88,877	100,593	96,354	61,600
Total assets	239,817	205,090	208,576	166,051	131,143
Total stockholders’ equity	180,337	159,053	170,243	137,698	104,643
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(7,348)	$(3,499)	$6,355	$12,038	$9,259
Amortization of purchased intangibles	5,090	2,643	580	1,029	1,486
Stock-based compensation	12,306	12,508	10,715	6,771	5,142
Depreciation	9,071	8,090	7,329	6,563	5,791
Provision for (benefit from) income taxes	1,859	(638)	4,362	7,112	5,074
Acquisition costs	1,372	—	1,034	—	—
Other expense (income), net	322	(337)	(376)	485	7
Adjusted EBITDA	$22,672	$18,767	$29,999	$33,998	$26,759
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

•	adjusted net income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net income does not consider the impact of acquisition costs;

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012		2011	2010
Reconciliation of Adjusted Net Income
Net (loss) income	$(7,348)	$(3,499)	$6,355		$12,038	$9,259
Amortization of purchased intangibles	5,090	2,643	580		1,029	1,486
Stock-based compensation	12,306	12,508	10,715		6,771	5,142
Acquisition costs	1,372	—	1,034	(1)	—	—
Adjusted net income	$11,420	$11,652	$18,684		$19,838	$15,887
(1) Acquisition costs were added to conform to the current year presentation.

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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced initially in November 1998. We provide online engagement solutions offering a cloud-based platform which enables businesses to proactively connect with consumers through chat, voice and content delivery, across multiple channels and screens, including websites, social media, tablets and mobile devices. We are organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice, and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via real-time chat.
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Expanding Business with Existing Customers and Adding New Customers.  We are expanding our sales capacity by adding enterprise and midmarket sales agents and infrastructure. We have also expanded our efforts to bring on new customers retain existing SMB customers through increased interaction with them during the early stages of their usage of our services.

•
Introducing New Products and Capabilities.  We are investing in product marketing, mobile resources, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online and mobile consumer engagement, enhanced data and reporting and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

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

Key Metrics
Financial overview of the three and twelve months ended December 31, 2014 compared to the comparable periods in 2013 are as follows:

•
Revenue increased 24% and 18% to $58.2 million and $209.9 million in the three and twelve months ended December 31, 2014, respectively from $46.9 million and $177.8 million in the comparable periods in 2013.

•
Revenue from our Business segment increased 26% and 19% to $54.0 million and $193.3 million in the three and twelve months ended December 31, 2014, respectively from $43.0 million and $162.7 million in the comparable periods in 2013.

•	Gross profit margin decreased to 75% from 76% in the three and twelve months ended December 31, 2014 from the comparable periods in 2013.

•
Cost and expenses increased 28% and 18% to $60.6 million and $215.1 million in the three and twelve months ended December 31, 2014, respectively from $47.5 million and $182.3 million in the comparable periods in 2013. The three and twelve months ended December 31, 2014 includes $0.8 million and $1.4 million of acquisition costs related to all 2014 acquisitions, respectively.

•
Net loss increased to $4.2 million and $7.3 million in the three and twelve months ended December 31, 2014, respectively, from net loss of $0.7 million and $3.5 million for the three and twelve months ended December 31, 2013, respectively. The three and twelve months ended December 31, 2014 net loss includes $0.8 million and $1.4 million of acquisition costs related to all 2014 acquisitions, respectively.

•
Bookings increased 10% and 19% to $11.0 million and $41.3 million in the three and twelve months ended December 31, 2014, respectively, from $10.0 million and $34.7 million in the comparable periods in 2013. We include in our bookings metrics new or incremental contractual commitments for the first year of the contractual relationship from either new or existing customers for recurring subscription based fees, but exclude from such amounts non-recurring fees such as one time implementation costs or one time consulting fees. The bookings metric generally does not include or represent usage based and/or pay-for-performance based contracts, month-to-month contracts, transaction-based services or subsequent years of multi-year contractual agreements. Accordingly, while we believe that bookings is a relevant metric in providing management with insight into certain recent activity in our business, there is no assurance that bookings amounts will be recognized as revenue in future periods, based on our revenue recognition policy, potential customer cancellations, delays in implementations or otherwise.

•
Average deal size for new bookings in the three months ended December 31, 2014 was $68,000, with average deal size for new customers of $95,000 and average deal size for existing customers requesting additional products or expanded access to current products of $59,000.  Average deal size for new bookings in the three months ended December 31, 2013 was $53,000, with average deal size for new customers of $44,000 and average deal size for existing customers requesting additional products or expanded access to current products of $55,000. Similar to our bookings metric, average deal size generally represents new contractual arrangements with committed subscription or base fees from new or existing mid-market or enterprise customers, and does not capture usage and/or pay-for-performance based contracts or fees. Management uses average deal size, being a subset of bookings, as a relevant metric in providing management with insight into certain recent activity in our business.

Revenue
The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. We charge a monthly fee, which varies by service and customer usage. The majority of our larger customers also pay a professional services fee related to implementation and ongoing optimization services. A large proportion of our revenue from new customers comes from large corporations. These companies typically have more significant implementation requirements and more stringent data security standards. Such customers also have more sophisticated data analysis and performance reporting requirements, and are likely to engage our professional services organization to provide such analysis and reporting on a recurring basis.
Revenue from our Business segment accounted for 92% of total revenue for the year ended December 31, 2014. Revenue from our Business segment accounted for 92% and 90% of total revenue for the years ended December 31, 2013 and 2012, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the year ended December 31, 2014. Revenue attributable to our monthly hosted Business services accounted for 92% and 93% of total Business revenue for the years ended December 31, 2013 and 2012, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 8% of total revenue for the year ended December 31, 2014. Revenue generated from online transactions between Experts and Users accounted for approximately 8% and 10% of total revenue for the years ended December 31, 2013 and 2012, respectively.
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
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, information technology and human resources personnel, allocated occupancy costs and related overhead, professional fees, provision for doubtful accounts and other general corporate expenses.
Our product development expenses consist primarily of compensation and related expenses for product development personnel, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.
During 2014, we increased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.3 million, principally due to an increase in the proportion of receivables due an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2013, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.2 million, principally due to an increase in accounts receivable as a result of increased sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2014, 2013 and 2012 consist of (amounts in thousands):

	2014	2013	2012
Stock-based compensation expense related to ASC 718-10	$12,306	$12,508	$10,715
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

	Year Ended December 31,
	2014	2013	2012
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	25%	24%	23%
Sales and marketing	40%	35%	32%
General and administrative	19%	22%	20%
Product development	18%	20%	19%
Amortization of purchased intangibles	1%	—%	—%
Total costs and expenses	102%	103%	93%
(Loss) income from operations	(2)%	(3)%	7%
Other (expense) income	—%	—%	—%
(Loss) income before provision for (benefit from) income taxes	(3)%	(2)%	7%
Provision for (benefit from) income taxes	1%	—%	3%
Net (loss) income	(4)%	(2)%	4%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$193,302	$162,714	19%	$162,714	$142,298	14%
Consumer	16,629	15,091	10%	15,091	15,111	—%
Total	$209,931	$177,805	18%	$177,805	$157,409	13%
Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. Business revenue increased by 19% to $193.3 million for the year ended December 31, 2014, from $162.7 million for the year ended December 31, 2013. This increase is primarily attributable to revenue from existing customers who increased their services in the amount of approximately $11.5 million, net of cancellations; revenue from professional services of approximately $5.9 million; and revenue from new customers in the amount of approximately $13.2 million.
Business revenue increased by 14% to $162.7 million for the year ended December 31, 2013, from $142.3 million for the year ended December 31, 2012. This increase is primarily attributable to revenue from existing customers who increased their use of our services in the amount of approximately $12.2 million, net of cancellations; revenue from new customers in the amount of approximately $6.0 million; and to a lesser extent, an increase in professional services revenue of approximately $2.2 million. Our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expanding business from existing customers. Our current revenue growth has been impacted by the necessary lead time required to get our global sales team up to full capacity in anticipation of our roll out of the LiveEngage platform. In addition, our revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers.
Consumer revenue increased by 10% to $16.6 million for the year ended December 31, 2014, from the year ended December 31, 2013. This increase is primarily attributable to an expansion in the education vertical and an increase in fees we charge experts, while chat minutes remained relatively constant.
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

	Year Ended December 31,				Year Ended December 31,
	2014		2013	% Change	2013	2012	% Change
	($ in thousands)				($ in thousands)
Cost of revenue - Business	$50,192		$40,132	25%	$40,132	$33,450	20%
Percentage of total revenue	24%		23%		23%	21%
Headcount (at period end)	301	(1)	208	45%	208	234	(11)%
(1) Includes 79 employees as a result of the acquisition of CAO!.
Cost of revenue increased by 25% to $50.2 million in 2014, from $40.1 million in 2013. This increase in expense is primarily attributable to an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $5.9 million, an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $2.1 million, and an increase in amortization of purchased intangibles of approximately $1.7 million as a result of the acquisitions we completed in 2014. This increase in cost of revenue was driven primarily by increased investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of revenue increased by 20% to $40.1 million in 2013, from $33.5 million in 2012. This increase in expense is primarily attributable to an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $5.2 million, and an increase in amortization of purchased intangibles of approximately $1.4 million as a result of the acquisitions we completed in 2012. This increase in cost of revenue was driven primarily by increased investment in more robust business continuity capabilities within our hosting facilities. In addition, costs related to data collection and storage have increased, as we have improved the scope and quality of the analytical reporting we provide to our larger customers.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$2,511	$2,423	4%	$2,423	$2,129	14%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	16	18	(11)%	18	17	6%
Cost of revenue increased by 4% to $2.5 million in 2014, from $2.4 million in 2013. This increase is primarily attributable to an increase in overhead allocation.
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

	Year Ended December 31,				Year Ended December 31,
	2014		2013	% Change	2013	2012	% Change
	($ in thousands)				($ in thousands)
Sales and Marketing - Business	$77,118		$57,011	35%	$57,011	$44,087	29%
Percentage of total revenue	37%		32%		32%	28%
Headcount (at period end)	355	(1)	259	37%	259	232	12%
(1) Includes 62 employees as a result of the acquisition of CAO!.
Sales and marketing expenses increased by 35% to $77.1 million in 2014, from $57.0 million in 2013. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $18.4 million, an increase in advertising, public relations and trade show exhibit expenses of approximately $1.0 million, and an increase in allocated occupancy costs and related overhead in the amount of approximately $0.8 million. The increase relates to our continued investment in our marketing and sales capabilities. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team, global expansion and LiveEngage 2.0 product launch.
Sales and marketing expenses increased by 29% to $57.0 million in 2013, from $44.1 million in 2012. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $12.2 million, to a lesser extent, an increase in advertising, public relations and trade show exhibit expenses of approximately $0.3 million, and an increase in allocated occupancy costs and related overhead in the amount of approximately $0.4 million. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team and global expansion. In addition, over the last few years we have made investments in our LiveEngage product which was rolled out during 2014. The increase also relates to our continued efforts to enhance our brand recognition and increase sales lead activity.

Sales and Marketing — Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$6,135	$5,477	12%	$5,477	$5,527	(1)%
Percentage of total revenue	3%	3%		3%	4%
Headcount (at period end)	8	4	100%	4	3	33%
Sales and marketing expenses increased by 12% to $6.1 million in 2014, from $5.5 million in 2013. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.8 million.
Sales and marketing expenses remained flat at $5.5 million in 2013 and 2012.
General and Administrative
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, information technology, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,				Year Ended December 31,
	2014		2013	% Change	2013	2012	% Change
	($ in thousands)				($ in thousands)
General and administrative	$40,192		$39,968	1%	$39,968	$31,606	26%
Percentage of total revenue	19%		22%		22%	20%
Headcount (at period end)	125	(1)	88	42%	88	78	13%
(1) Includes 12 employees as a result of the acquisition of CAO!.
General and administrative expenses increased by 1% to $40.2 million in 2014, from $40.0 million in 2013. This increase is primarily attributable to an increase in information technology, professional fees and other general corporate expenses of approximately $1.7 million, and an increase in compensation and related expenses of approximately $0.8 million, offset by a decrease in the exchange rate movement of the U.S. dollar against the Pound Sterling of approximately $1.2 million and a decrease in depreciation of $0.6 million.
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

	Year Ended December 31,				Year Ended December 31,
	2014		2013	% Change	2013	2012	% Change
	($ in thousands)				($ in thousands)
Product development	$37,329		$36,397	3%	$36,397	$30,051	21%
Percentage of total revenue	18%		20%		20%	19%
Headcount (at period end)	253	(1)	210	20%	210	204	3%
(1) Includes 16 employees as a result of the acquisition of CAO!.

Product development costs increased by 3% to $37.3 million in 2014, from $36.4 million in 2013. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $1.9 million as a result of our increased efforts to expand our product offerings, offset by a decrease in outsourced labor expense of approximately $0.9 million. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
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
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,621	$871	86%	$871	$218	300%
Percentage of total revenue	1%	—%		—%	—%
Amortization expense for purchased intangibles increased by 86% to $1.6 million in 2014, from $0.9 million in 2013. The increase is primarily attributable to our 2014 acquisitions of CAO!, Synchronite, NexGraph, and our investments in technology licenses. Additional amortization expense in the amount of $3.5 million and $1.8 million is included in cost of revenue for the years ended December 31, 2014 and 2013, respectively.
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
Other (Expense) Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, AUS dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Other (expense) income, net	$(322)	$337	(196)%	$337	$376	(10)%
Investment income increased $0.7 million in 2014 compared to 2013 primarily due to income earned on the investment in technology licenses purchased during 2014. Financial expense increased $1.3 million in 2014 compared to 2013. Interest income remained flat in 2014 compared to 2013.
Other income remained flat at $0.3 million in the twelve months ended December 31, 2013 and 2012, respectively.
Provision for (Benefit From) Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	($ in thousands)			($ in thousands)
Provision for (benefit from) income taxes	$1,859	$(638)	(391)%	$(638)	$4,362	(115)%

Income tax expense increased $2.5 million resulting in a tax expense of $1.9 million for the year ended December 31, 2014, compared to an income tax benefit of $0.6 million for the year ended December 31, 2013.  Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.  The decrease in our effective tax rate for the year ended 2013 was primarily attributable to the foreign rate differential form our international operations, where tax rates for these operations are generally lower than the U.S. statutory rate.  Furthermore, the implementation of a new foreign tax structure resulted in losses being incurred in a jurisdiction with no statutory tax rate and, therefore, no tax benefit was derived. The increased tax expense from foreign operations was due primarily to an increase in foreign earnings, reducing our effective rate by 49%.
Net Loss
We had a net loss of $7.3 million in 2014 compared to a net loss of $3.5 million in 2013. Revenue increased approximately $32.1 million while operating expenses increased by approximately $32.8 million and the provision for (benefit from) income taxes increased approximately $2.5 million contributing to a net increase in net loss of approximately $3.8 million.
We had a net loss of $3.5 million in 2013 compared to net income of $6.4 million in 2012. Revenue increased approximately $20.4 million while operating expenses increased by approximately $35.2 million and the provision for (benefit from) income taxes decreased approximately $5.0 million contributing to a net decrease in net income of approximately $9.8 million.
Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2014. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	For the Three Months Ended
	Dec 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$58,229	$52,787	$51,087	$47,828	$46,888	$45,192	$43,229	$42,496
Costs and Expenses:
Cost of revenue	14,503	13,304	13,161	11,735	11,213	10,597	10,612	10,134
Sales and marketing	23,803	20,978	20,077	18,395	16,369	16,141	15,499	14,478
General and administrative	12,118	8,787	9,788	9,499	10,388	9,508	9,835	10,238
Product development	9,330	9,712	9,336	8,951	9,306	10,023	9,047	8,021
Amortization of purchased intangibles	818	407	206	190	199	224	224	224
Total costs and expenses	60,572	53,188	52,568	48,770	47,475	46,493	45,217	43,095
Loss from operations	(2,343)	(401)	(1,481)	(942)	(587)	(1,301)	(1,988)	(599)
Other (expense) income	(507)	223	45	(83)	73	209	20	34
Loss before provision for (benefit from) income taxes	(2,850)	(178)	(1,436)	(1,025)	(514)	(1,092)	(1,968)	(565)
Provision for (benefit from) income taxes	1,352	962	(224)	(231)	194	(362)	(138)	(333)
Net loss	$(4,202)	$(1,140)	$(1,212)	$(794)	$(708)	$(730)	$(1,830)	$(232)

Net loss per share of common stock:
Basic	(0.08)	(0.02)	(0.02)	(0.01)	(0.01)	(0.01)	(0.03)	0.00
Diluted	(0.08)	(0.02)	(0.02)	(0.01)	(0.01)	(0.01)	(0.03)	0.00

Weighted-average shares used to compute net loss per share
Basic	55,191,576	53,868,124	54,189,722	54,666,535	54,209,685	54,046,161	54,806,694	55,864,045
Diluted	55,191,576	53,868,124	54,189,722	54,666,535	54,209,685	54,046,161	54,806,694	55,864,045

Liquidity and Capital Resources

	December 31,
	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$15,673	$16,958
Cash flows used in investing activities	(54,911)	(8,174)
Cash flows used in financing activities	(3,002)	(20,209)
As of December 31, 2014, we had approximately $49.4 million in cash and cash equivalents, a decrease of approximately $42.5 million from December 31, 2013. This decrease is primarily attributable to cash used in investing activities for the acquisitions of CAO!, Synchronite, and NexGraph, purchase of technology licenses, purchases of fixed assets related to the build-out of our co-location facility and net cash used in financing activities to repurchase our common stock. This is partially offset by net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $15.7 million in the year ended December 31, 2014 and consisted primarily of net loss, non-cash expenses related to stock-based compensation, amortization of purchased intangibles and depreciation and increases in prepaid expenses, accounts receivable, accrued expenses and deferred revenue, partially offset by a decrease in accounts payable. Net cash provided by operating activities was $17.0 million in the year ended December 31, 2013 and consisted of non-cash expenses related to stock-based compensation, depreciation and amortization of intangibles and increases in accrued expense and deferred revenue, partially offset by an increase in accounts receivable, deferred income taxes and accounts payable.
Net cash used in investing activities was $54.9 million in the year ended December 31, 2014 and was due primarily to our acquisitions of CAO!, Synchronite, and NexGraph, our investment in technology licenses and the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $8.2 million in the year ended December 31, 2013 and was due primarily to the purchase of fixed assets for our co-location facilities.
Net cash used in financing activities was $3.0 million in the year ended December 31, 2014 and consisted primarily of the repurchase of our common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash used in financing activities was $20.2 million in the year ended December 31, 2013 and consisted primarily of the repurchase of our common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2013, March 31, 2014, June 30, 2014 and a net loss in the quarterly periods ended June 30, September 30, December 31, 2013 and September 30, 2014, December 31, 2014. As of December 31, 2014, we had an accumulated deficit of approximately $92.6 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2014 and 2013 was approximately $9.5 million and $9.3 million, respectively.

As of December 31, 2014, our principal commitments were approximately $23.4 million under various operating leases, of which approximately $9.4 million is due in 2015. We currently expect that our principal commitments for the year ending December 31, 2015 will not exceed approximately $10.0 million in the aggregate.
Our contractual obligations at December 31, 2014 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$23,447	$9,420	$12,260	$1,363	$404
Total	$23,447	$9,420	$12,260	$1,363	$404
Capital Expenditures
In 2014, we incurred costs related to the continued expansion of our co-location facilities and office build-outs of approximately $5.5 million. We expect to incur additional costs in 2015 related to the continued expansion of our co-location facilities including the addition of two data centers in Australia and office build-outs to support our growth. Our total capital expenditures are not currently expected to exceed $15.0 million in 2015. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.
Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2014.
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
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements under Item 8.
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
We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over the contracted period.
For revenue from our Consumer segment generated from online transactions between Experts and Users, we recognize revenue net of Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, we perform as an agent without any risk of loss for collection, and are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.
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
As of December 31, 2014, there was approximately $28.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2014, 2013 or 2012. One customer accounted for approximately 22% and 12% of accounts receivable at December 31, 2014 and 2013, respectively. We increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in sales.
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
We evaluate for goodwill impairment annually at September 30th and at the end of the third quarter of 2014, we determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 13, Legal Matters, of the Notes to the Consolidated Financial Statements under Item 8 for additional information on our legal proceedings and litigation.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We will adopt this guidance at the beginning of its first quarter of fiscal year 2017. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “ Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ” The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations . Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results: The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued or available for issue. We will adopt this guidance at the beginning of the first quarter of fiscal year 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2014, the U.S dollar remained flat as compared to the NIS. For the year ended December 31, 2014, expenses generated by our Israeli operations totaled approximately $53.8 million. During 2014, we did not hedge our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands and Germany is the Euro; the functional currency of our operations in Australia is the Australian Dollar; the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2014, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.3 million, principally due to an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. During 2013, we increased our allowance for doubtful accounts by approximately $0.5 million to approximately $1.2 million, principally due to an increase in accounts receivable as a result of increased sales. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable.
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
New York, New York
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 12, 2015

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,372	$91,906
Accounts receivable, net of allowance for doubtful accounts of $1,275 and $1,165, in 2014 and 2013, respectively	31,382	29,489
Prepaid expenses and other current assets	10,374	6,361
Deferred tax assets, net	2,575	5,426
Total current assets	93,703	133,182
Property and equipment, net	19,583	17,618
Intangibles, net	32,620	13,088
Goodwill	80,848	32,724
Deferred tax assets, net	10,762	6,243
Other assets	2,301	2,235
Total assets	$239,817	$205,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,985	$10,139
Accrued expenses	37,772	25,419
Deferred revenue	11,992	8,747
Total current liabilities	58,749	44,305
Deferred revenue, net of current	—	468
Other liabilities	731	1,264
Total liabilities	59,480	46,037

Commitments and contingencies (See Note 10)
STOCKHOLDERS' EQUITY (See Note 11):
Common stock	57	54
Additional paid-in capital	274,046	244,621
Treasury stock	(1)	—
Accumulated deficit	(92,627)	(85,279)
Accumulated other comprehensive loss	(1,138)	(343)
Total stockholders’ equity	180,337	159,053
Total liabilities and stockholders’ equity	$239,817	$205,090
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2014	2013	2012
Revenue	$209,931	$177,805	$157,409
Costs and expenses:(1) (2)
Cost of revenue	52,703	42,555	35,579
Sales and marketing	83,253	62,488	49,614
General and administrative	40,192	39,968	31,606
Product development	37,329	36,397	30,051
Amortization of purchased intangibles	1,621	871	218
Total costs and expenses	215,098	182,279	147,068
(Loss) income from operations	(5,167)	(4,474)	10,341
Other (expense) income	(322)	337	376
(Loss) income before provision for (benefit from) income taxes	(5,489)	(4,137)	10,717
Provision for (benefit from) income taxes	1,859	(638)	4,362
Net (loss) income	(7,348)	(3,499)	6,355

Net (loss) income per share of common stock:
Basic	$(0.13)	$(0.06)	$0.11
Diluted	$(0.13)	$(0.06)	$0.11

Weighted-average shares used to compute net (loss) income per share:
Basic	54,478,754	54,725,236	55,292,597
Diluted	54,478,754	54,725,236	57,131,041

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	1,492	1,954	1,579
Sales and marketing	3,399	2,851	2,878
General and administrative	3,809	4,148	3,294
Product development	3,606	3,555	2,964

(2) Amounts include depreciation expense, as follows:
Cost of revenue	6,658	5,894	5,970
Sales and marketing	871	91	76
General and administrative	820	1,421	538
Product development	722	684	745
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(7,348)	$(3,499)	$6,355
Foreign currency translation adjustment	(795)	10	(19)
Comprehensive (loss) income	$(8,143)	$(3,489)	$6,336

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2011	54,090,344	$54	—	$—	$226,113	$(88,135)	$(334)	$137,698
Issuance of common stock in connection with LookIO acquisition	139,939	—	—	—	1,984	—	—	1,984
Common stock issued upon exercise of stock options	1,634,658	2	—	—	8,316	—	—	8,318
Stock-based compensation	—	—	—	—	10,715	—	—	10,715
Common stock issued under Employee Stock Purchase Plan	83,983	—	—	—	1,088	—	—	1,088
Tax benefit from exercise of employee stock options	—	—	—	—	4,104	—	—	4,104
Net income	—	—	—	—	—	6,355	—	6,355
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
Balance at December 31, 2012	55,948,924	56	—	—	252,320	(81,780)	(353)	170,243
Common stock issued upon exercise of stock options	771,810	—	—	—	4,870	—	—	4,870
Stock-based compensation	—	—	—	—	12,508	—	—	12,508
Common stock issued under Employee Stock Purchase Plan	155,388	—	—	—	1,443	—	—	1,443
Common stock repurchase	(2,391,362)	(2)	—	—	(26,713)	—	—	(26,715)
Tax benefit from exercise of employee stock options	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(3,499)	—	(3,499)
Other comprehensive income	—	—	—	—	—	—	10	10
Balance at December 31, 2013	54,484,760	54	—	—	244,621	(85,279)	(343)	159,053
Issuance of common stock in connection with CAO! acquisition	1,627,753	2	—	—	20,121	—	—	20,123
Common stock issued upon exercise of stock options	1,097,543	1	—	—	7,882	—	—	7,883
Stock-based compensation	—	—	—	—	12,306	—	—	12,306
Common stock issued under Employee Stock Purchase Plan	142,064	1	—	—	1,430	—	—	1,431
Common stock repurchase	(650,789)	(1)	(544,396)	(1)	(12,978)	—	—	(12,980)
Tax benefit from exercise of employee stock options	—	—	—	—	664	—	—	664
Net loss	—	—	—	—	—	(7,348)	—	(7,348)
Other comprehensive loss	—	—	—	—	—	—	(795)	(795)
Balance at December 31, 2014	56,701,331	$57	(544,396)	$(1)	$274,046	$(92,627)	$(1,138)	$180,337

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net (loss) income	$(7,348)	$(3,499)	$6,355
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	12,306	12,508	10,715
Depreciation	9,071	8,090	7,329
Amortization of purchased intangibles	5,090	2,643	580
Provision for doubtful accounts, net	1,843	457	20
Deferred income taxes	(1,736)	(4,877)	(2,871)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,354)	(4,630)	(664)
Prepaid expenses and other current assets	(4,056)	768	(1,086)
Other assets	614	167	(164)
Accounts payable	(1,528)	(2,660)	2,920
Accrued expenses	576	6,822	3,654
Deferred revenue	2,710	1,413	1,258
Other liabilities	(515)	(244)	(37)
Net cash provided by operating activities	15,673	16,958	28,009

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(10,589)	(8,044)	(11,221)
Payments for acquisitions and intangible assets, net of cash acquired	(40,871)	(130)	(20,240)
Investment in technology licenses	(3,451)	—	—
Net cash used in investing activities	(54,911)	(8,174)	(31,461)

FINANCING ACTIVITIES:
Repurchase of common stock	(12,980)	(26,715)	—
Excess tax benefit from the exercise of employee stock options	664	193	4,104
Proceeds from issuance of common stock in connection with the exercise of options	9,314	6,313	9,406
Net cash (used in) provided by financing activities	(3,002)	(20,209)	13,510
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(294)	(8)	3
CHANGE IN CASH AND CASH EQUIVALENTS	(42,534)	(11,433)	10,061
CASH AND CASH EQUIVALENTS - Beginning of the year	91,906	103,339	93,278
CASH AND CASH EQUIVALENTS - End of the year	$49,372	$91,906	$103,339

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$4,386	$1,163	$1,556
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$964	$800	$745
Issuance of 1,627,753 shares of common stock in connection with the acquisition of CAO! on November 7, 2014	$20,121	$—	$—
Contingent earn-out in connection with the acquisition of CAO! recorded in accrued expenses	$4,220	$—	$—
Contingent earn-out in connection with the acquisition of Synchronite recorded in accrued expenses	$1,810	$—	$—
Issuance of 109,517 shares of common stock in connection with the acquisition of LookIO on June 13, 2012	$—	$—	$1,984
Contingent earn-out in connection with the acquisition of Engage paid in common stock recorded in accrued expenses	$—	$—	$1,660
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, Berlin, London, Melbourne, Ra'anana, Redding (UK), San Francisco and Tokyo.
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
Reclassification
For comparability, certain 2013 and 2012 amounts have been reclassified where appropriate, to conform to the financial presentation in 2014.
Use of Estimates
The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2014 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2014, 2013 or 2012. One customer accounted for approximately 22% and 12% of accounts receivable at December 31, 2014 and 2013, respectively.

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

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2012	$688	$20	$—	$708
2013	$708	$457	$—	$1,165
2014	$1,165	$1,337	$(1,227)	$1,275
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense totaled $9.1 million, $8.1 million, and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Internal-Use Software Development Costs
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)350-40, Internal-Use Software, the Company capitalizes its costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and its probable that the project will be completed and the software will be used as intended. These costs are included in property and equipment in the Company's consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized internal-use software costs of $2.5 million, $2.6 million, and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The Company evaluates for goodwill impairment annually at September 30th and at the end of the third quarter of 2014, the Company determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test.
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
The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have 12 month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

customer acceptance. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over the contracted period.
For revenue from our Consumer segment generated from online transactions between Experts and Users, the Company recognizes revenue net of the Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the User and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed and determinable.
Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $9.7 million, $7.4 million, and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock-based Compensation
In accordance with ASC Topic 718 - Stock Compensation, the Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options.
The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of its common stock price and the number of options that will be forfeited prior to vesting. The fair value is then recognized on a straight line basis over the requisite service period of the award, which is generally four years. Changes in these estimates and assumptions can materially affect the determination of the fair value of the stock-based compensation and consequently, the related amount recognized in the consolidated statement of operations.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2017. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “ Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ” The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations . Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results: The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued or available for issue. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2015.

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
Diluted net loss per common share for the year ended December 31, 2014 does not include the effect of options to purchase 10,769,149 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2013 does not include the effect of options to purchase 9,724,193 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2012 includes the effect of options to purchase 4,865,957 shares of common stock with a weighted average exercise price of $6.8. Diluted net income per common share for the year ended December 31, 2012 does not include the effect of options to purchase 4,975,525 shares of common stock as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2014	2013	2012
Basic	54,478,754	54,725,236	55,292,597
Effect of assumed exercised options	—	—	1,838,444
Diluted	54,478,754	54,725,236	57,131,041

3. Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions — chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-maker evaluate performance, make operating decisions, and allocate resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

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
Summarized financial information by segment for the year ended December 31, 2014, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$172,783	$—	$—	$172,783
Hosted services – Consumer	—	16,629	—	16,629
Professional services	20,519	—	—	20,519
Total revenue	193,302	16,629	—	209,931
Cost of revenue	50,192	2,511	—	52,703
Sales and marketing	77,118	6,135	—	83,253
Amortization of purchased intangibles	1,621	—		1,621
Unallocated corporate expenses	—	—	77,521	77,521
Operating income (loss)	$64,371	$7,983	$(77,521)	$(5,167)
Summarized financial information by segment for the year ended December 31, 2013, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$150,004	$—	$—	$150,004
Hosted services – Consumer	—	15,091	—	15,091
Professional services	12,710	—	—	12,710
Total revenue	162,714	15,091	—	177,805
Cost of revenue	40,132	2,423	—	42,555
Sales and marketing	57,011	5,477	—	62,488
Amortization of purchased intangibles	871	—	—	871
Unallocated corporate expenses	—	—	76,365	76,365
Operating income (loss)	$64,700	$7,191	$(76,365)	$(4,474)
Summarized financial information by segment for the year ended December 31, 2012, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2014	2013	2012
United States	$138,533	$116,819	$112,928
Other Americas (1)	10,508	8,444	6,173
Total Americas	149,041	125,263	119,101
EMEA (2)	44,506	35,665	28,514
APAC (3)	16,384	16,877	9,794
Total revenue	$209,931	$177,805	$157,409
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company's long-lived assets by geographic region for the years ended (amounts in thousands):

	December 31,
	2014	2013
United States	$101,068	$34,422
Israel	18,982	22,580
Australia	16,438	9,827
Netherlands	7,686	3,540
Other (1)	1,940	1,539
Total long-lived assets	$146,114	$71,908
(1) United Kingdom, Germany and Japan

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2014	2013
Computer equipment and software	$55,293	$45,790
Furniture, equipment and building improvements	9,439	7,906
	64,732	53,696
Less: accumulated depreciation	(45,149)	(36,078)
Total	$19,583	$17,618

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Adjustments to goodwill:
Acquisitions	48,124	—	48,124
Balance as of December 31, 2014	$72,824	$8,024	$80,848
The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2012	$24,621	$8,024	$32,645
Adjustments to goodwill:
Adjustments to Engage acquisition	79	—	79
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Intangible Assets
Intangible assets are summarized as follows (see Note 7) (amounts in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,844	$(11,303)	$16,541	5.3 years
Customer relationships	16,008	(4,055)	11,953	7.9 years
Trade names	1,287	(817)	470	2.8 years
Non-compete agreements	1,446	(625)	821	2.3 years
Patents	3,290	(500)	2,790	9.9 years
Other	312	(267)	45	3.0 years
Total	$50,187	$(17,567)	$32,620

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$18,533	$(7,678)	$10,855	3.8 years
Customer relationships	5,061	(3,148)	1,913	3.5 years
Trade names	725	(725)	—	2.7 years
Non-compete agreements	486	(486)	—	1.2 years
Patents	475	(189)	286	11.0 years
Other	285	(251)	34	3.0 years
Total	$25,565	$(12,477)	$13,088

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets - (Continued)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $5.1 million, $2.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2015	$7,982
2016	6,755
2017	4,934
2018	2,815
2019	2,809
Thereafter	7,325
Total	$32,620

6. Accrued Liabilities
The following table presents the detail of accrued liabilities for the periods presented (amounts in thousands):

	December 31,
	2014	2013
Payroll and other employee related costs	$15,373	$13,090
Professional services, consulting and other vendor fees	9,258	6,769
Sales commissions	3,268	1,778
Contingent earn-out (Note 7)	6,940	1,660
Other	2,933	2,122
Total	$37,772	$25,419

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisitions - (continued)

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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the December 31, 2014 and 2013 consolidated balance sheets, due to the variable number of shares that will be issued if and when the targets are achieved. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
NexGraph LLC
In March 2014, the Company acquired all the outstanding shares of NexGraph LLC (“NexGraph”), a company focused on analytic solutions, in exchange for aggregate cash consideration of $0.5 million. Of the purchase price, $0.1 million was allocated to Intangibles, net and $0.4 million was allocated to Goodwill.
Synchronite LLC
On June 2, 2014, the Company acquired Synchronite LLC (“Synchronite”), a German based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite's net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the December 31, 2014 consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company has assessed this earn-out at December 31, 2014, with no change from the original estimate, and will assess the earn-out calculation in future periods and any future adjustments will affect operating income.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisitions - (continued)

The components of the intangible assets are as follows (amounts in thousands):

	Weighted Average Useful Life (Months)	Amount
Technology	120	$1,082
Trade-name	48	62
Customer relationships	84	247
Non-compete agreements	36	60
		$1,451
Contact At Once!, LLC
On November 7, 2014, the Company acquired Contact At Once!, LLC (“CAO!”), a software company with a cloud-based platform that instantly connects consumers with businesses through instant messaging, text messaging, chat, social media and video over the internet for consumer-to-business sales conversions. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of CAO! were included in the Company’s consolidated results of operations from the date of acquisition. The Company is in the process of finalizing all fair value and purchase accounting adjustments.
The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!'s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and is included in accrued expenses in the December 31, 2014 consolidated balance sheet. The Company has assessed this earn-out at December 31, 2014, with no change from the original estimate, and will assess the earn-out calculation in future periods and any future adjustments will affect operating income. The total acquisition costs incurred were approximately $1.1 million and are included in general and administrative expenses in the Company’s consolidated statements of operations.
Management’s preliminary allocation of the purchase price in connection with the CAO! acquisition is as follows (amounts in thousands):

Cash	$480
Accounts receivable	2,694
Other currents assets	289
Property and equipment	231
Other assets	43
Intangible assets	20,400
Goodwill	45,064
69,201
Liabilities assumed	(2,203)
Total purchase price consideration	$66,998

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisitions - (continued)

The components of the intangible assets are as follows (amounts in thousands):

	Weighted Average Useful Life (Months)	Amount
Technology	96	$8,400
Trade-name	12	500
Customer relationships	120	10,700
Non-compete agreements	36	800
		$20,400
Unaudited Pro Forma Information:
The following gives pro forma effect to the 2014 acquisitions described above, as if they had occurred January 1, 2013 (in thousands except per share amounts):

	Years Ended December 31,
	2014	2013
Revenues	$230,894	$195,600
Net loss	$(6,467)	$(5,737)
Basic net loss per share	$(0.12)	$(0.10)
Dilutive net loss per share	$(0.12)	$(0.10)
The pro forma data is presented for informational purposes only and is not necessarily indicative of future results of operations or what the results of operations would have been had the 2014 acquisitions been consummated on the dates indicated. The pro forma net loss excludes $1.4 million of acquisition related transaction costs in 2014.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2014 and December 31, 2013, are summarized as follows (amounts in thousands):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,987	$—	$—	$3,987	$13,674	$—	$—	$13,674
Total assets	$3,987	$—	$—	$3,987	$13,674	$—	$—	$13,674

Accrued liabilities:
Contingent earn-out	$—	$—	$6,940	$6,940	$—	$—	$1,660	$1,660
Total liabilities	$—	$—	$6,940	$6,940	$—	$—	$1,660	$1,660
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
The contingent earn-out balance in connection with the acquisition of Engage was $0.9 million and $1.7 million as of December 31, 2014 and 2013, respectively. This earn-out is based on the potential earn-out consideration if certain revenue targets are achieved. The contingent earn-out balance was increased by $1.8 million in June 2014 in connection with the acquisition of Synchronite and $4.2 million in November 2014 in connection with the acquisition of CAO!. The contingent earn-out amounts are recorded in accrued expense on the consolidated balance sheets as they are payable in 2015. The contingent earn-out relating to Synchronite is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. The contingent earn-out relating to CAO! is based on achieving certain targeted financial, strategic and integration objectives and milestones.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2014	2013
Balance, Beginning of year	$1,660	$1,660
Synchronite addition (see Note 7)	1,810	—
CAO! addition (see Note 7)	4,220	—
Cash payment	(750)	—
Balance, End of year	$6,940	$1,660

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Investments

In February 2014, the Company purchased technology licenses and consulting services at fair value from a company in the amount of $3.5 million. The Company will receive access to this company's patents as well as certain consulting services. During the year ended December 31, 2014, the Company allocated approximately $2.8 million to intangible assets, which is being amortized over the life of the patents. The remaining amount was allocated to other assets.

10. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $9.5 million, $9.3 million and $7.4 million, respectively.
Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2015	$9,420
2016	6,438
2017	3,985
2018	1,837
2019	1,363
Thereafter	404
Total minimum lease payments	$23,447
Capital Expenditures
Through December 31, 2013, the Company spent approximately $29.6 million related to the build-out and expansion of its co-location facilities in the U.S. and Europe to host the LivePerson and Consumer services. In 2014, the Company incurred additional costs related to the continued expansion of its co-location facilities and office build-outs of approximately $5.5 million. These amounts are included in “Assets — Property and equipment, net” on the Company’s consolidated balance sheets. Though the Company expects to incur additional costs in 2015 related to the continued expansion of its co-location facilities and office build-outs to support its growth, its total capital expenditures are not currently expected to exceed $15.0 million in 2015. The Company anticipates that its current cash and cash equivalents and cash from operations will be sufficient to fund its capital requirements.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.9 million, $0.8 million and $0.7 million of employer matching contributions for the years ended December 31, 2014, 2013 and 2012, respectively.
Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2014.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity

Common Stock
At December 31, 2014, there were 100,000,000 shares of common stock authorized, and 56,701,331 shares issued and outstanding. As of December 31, 2013, there were 100,000,000 shares of common stock authorized, and 54,484,760 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2014 and 2013, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. There were 1,195,185 shares repurchased under this program during 2014, of which 544,396 shares were recorded in treasury stock at par on the consolidated balance sheets as of December 31, 2014. As of December 31, 2014, approximately $10.3 million remained available for purchase under the program.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statement of operations for the years ended (amounts in thousands):

	December 31,
	2014	2013	2012
Cost of revenue	$1,492	$1,954	$1,579
Sales and marketing	3,399	2,851	2,878
General and administrative expense	3,809	4,148	3,294
Product development expense	3,606	3,555	2,964
Total stock based compensation included in costs and expenses	$12,306	$12,508	$10,715

The per share weighted average fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $5.15, $5.12 and $8.2, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Risk-free interest rate	1.5% – 1.7%	0.7% – 1.4%	0.6% – 0.9%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	49.6% – 53.7%	55.6% – 60.1%	59.3% – 60.8%
A description of the methods used in the significant assumptions used to estimate the fair value of stock-based-based compensation awards follows:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity - (continued)

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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2014, approximately 13,500,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2014).
Employee Stock Purchase Plan
In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2014, approximately 551,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2014).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity - (continued)

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2011	8,843,413	$7.91
Granted	3,463,500	16.20
Exercised	(1,634,658)	5.10
Cancelled or expired	(830,776)	10.78
Balance outstanding at December 31, 2012	9,841,479	$11.06	4.91	$31,369
Options vested and expected to vest at December 31, 2012	8,911,051	$10.64	4.86	$30,760
Options exercisable at December 31, 2012	3,220,228	$6.61	4.28	$21,003

Balance outstanding at December 31, 2012	9,841,479	$11.06
Granted	2,573,700	10.20
Exercised	(771,810)	6.48
Cancelled or expired	(1,919,176)	13.11
Balance outstanding at December 31, 2013	9,724,193	$10.86	5.52	$43,172
Options vested and expected to vest at December 31, 2013	8,282,223	$10.62	5.38	$38,320
Options exercisable at December 31, 2013	4,090,492	$8.71	4.62	$26,163

Balance outstanding at December 31, 2013	9,724,193	$10.86
Granted	3,826,500	11.04
Exercised	(1,097,543)	7.10
Cancelled or expired	(1,684,001)	12.70
Balance outstanding at December 31, 2014	10,769,149	$10.95	7.01	$38,752
Options vested and expected to vest at December 31, 2014	9,043,449	$10.89	6.69	$33,566
Options exercisable at December 31, 2014	4,736,834	$10.01	5.28	$22,083
The total fair value of stock options exercised during the years ended December 31, 2014 and 2013 was approximately $4.0 million and $2.5 million, respectively. As of December 31, 2014, there was approximately $28.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity - (continued)

A summary of the status of the Company’s nonvested options as of December 31, 2012, and changes during the years ended December 31, 2013 and 2014 is as follows:

	Options	Weighted Average Grant-Date Fair Value
Nonvested Shares at December 31, 2012	6,621,251	$6.84
Granted	2,573,700	5.12
Vested	(1,927,755)	6.05
Cancelled or expired	(1,633,495)	6.74
Nonvested Shares at December 31, 2013	5,633,701	$6.90
Granted	3,826,500	5.15
Vested	(1,668,576)	7.90
Cancelled or expired	(1,759,310)	6.40
Nonvested Shares at December 31, 2014	6,032,315	$5.66
The total intrinsic value of nonvested options at December 31, 2014 and 2013 was approximately $16.7 million and $17.0 million, respectively.
12. Income Taxes
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2014, the Company had approximately $4.8 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $4.1 million of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.
The domestic and foreign components of (loss) income before provision for (benefit from) income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(12,933)	$(10,117)	$6,252
Israel	4,614	3,549	2,819
United Kingdom	1,612	1,688	1,449
Netherlands	1,462	1,044	—
Australia	(513)	(301)	197
Germany	172	—	—
Japan	97	—	—
	$(5,489)	$(4,137)	$10,717

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2014.
The provision for (benefit from) income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income taxes:
U.S. Federal	$155	$1,499	$5,750
State and local	186	232	812
Foreign	3,254	2,508	671
Total current income taxes	3,595	4,239	7,233

Deferred income taxes:
U.S. Federal	(1,194)	(4,280)	(2,867)
State and local	41	331	265
Foreign	(583)	(928)	(269)
Total deferred income taxes	(1,736)	(4,877)	(2,871)
Total income taxes	$1,859	$(638)	$4,362
The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Federal Statutory Rate	34.00%	35.00%	35.00%
State taxes, net of federal benefit	(2.74)%	2.66%	2.78%
Non-deductible expenses – ISO	(14.68)%	(18.19)%	4.82%
Non-deductible expenses – Other	(4.17)%	(8.15)%	1.15%
Foreign tax rate differential	(46.50)%	5.10%	(2.92)%
Other	0.23%	(1.00)%	(0.12)%
Total provision	(33.86)%	15.42%	40.71%
The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (amounts in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,908	$2,134
Accounts payable and accrued expenses	3,171	4,623
Non-cash compensation	7,691	6,035
Goodwill and intangibles amortization	3,083	771
Allowance for doubtful accounts	310	504
Net deferred tax assets	16,163	14,067

Deferred tax liabilities:
Plant and equipment	(1,852)	(1,289)
Intangibles related to acquisitions	(974)	(1,109)
Total deferred tax liabilities	(2,826)	(2,398)
Net deferred assets	$13,337	$11,669

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had no unrecognized tax benefits as of December 31, 2014 and 2013.
The tax years subject to examination by major tax jurisdictions include the years 2010 and forward for U.S states and New York City, the years 2011 and forward for U.S. Federal, and the years 2011 and forward for certain foreign jurisdictions.
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
From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues and other matters arising out of the ordinary course of business. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that the Company could incur, the Company currently believes that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of our business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
We acquired Synchronite LLC in June 2014 and CAO! in November 2014. Our management has excluded the operations of these businesses from its evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2014. These businesses constituted 3% and 2% of total assets and revenues, respectively, as of December 31, 2014. Our management plans to fully integrate the operations of these businesses into its assessment of the effectiveness of our internal control over financial reporting in 2015.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Synchronite LLC and Contact At Once!, LLC, which were acquired on June 2, 2014 and November 7, 2014, respectively, and which are included in the consolidated balance sheets of LivePerson, Inc., and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. These businesses constituted 3% and 2% of total assets and revenues, respectively, as of December 31, 2014. Management did not assess the effectiveness of internal control over financial reporting of these businesses because of the timing of the acquisition which were completed on June 2, 2014 and November 7, 2014. Our audit of internal control over financial reporting of LivePerson, Inc. also did not include an evaluation of the internal control over financial reporting of Synchronite LLC and Contact At Once!, LLC.
In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 12, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2014 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.
The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders (1)	10,769,149	$10.95	2,769,614
Equity compensation plans not approved by stockholders	—	—	—
Total	10,769,149	$10.95	2,769,614

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

(2)	Excludes securities reflected in column (a). Also see Note 11 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2015.

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

10.11*
Separation Agreement General Release between LivePerson and Eli Campo, dated as of December 16, 2013 (incorporated by reference to Exhibit 10.1 to LivePerson's Quarterly Report on Form 10-Q filed on May 9, 2014).

10.12*	Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014(incorporated by reference to Exhibit 10.2 to LivePerson's Quarterly Report on Form 10-Q filed on May 9, 2014).

10.13
Agreement and Plan Merger, dated as of November 5, 2014, among LivePerson, Inc. Catalyst Lightning LLC, Contact At Once!, LLC and Fulcrum Growth Fund II QP, LLC (incorporated by reference to Exhibit 2.1 to LivePerson's Current Report on Form 8-K filed on November 12, 2014).

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