Form 10-Q
period 2015-03-31
LIVEPERSON INC
filed 2015-05-11
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 5, 2015, 57,051,150 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	March 31, 2015	December 31, 2014
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,836	$49,372
Accounts receivable, net of allowance for doubtful accounts of $1,360 and $1,275 as of March 31, 2015 and December 31, 2014, respectively	35,588	31,382
Prepaid expenses and other current assets	12,919	10,374
Deferred tax assets, net	1,236	2,575
Total current assets	90,579	93,703
Property and equipment, net	20,973	19,583
Intangibles, net	30,629	32,620
Goodwill	80,310	80,848
Deferred tax assets, net	11,281	10,762
Other assets	2,316	2,301
Total assets	$236,088	$239,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,568	$8,985
Accrued expenses and other current liabilities	31,531	37,772
Deferred revenue	10,216	11,992
Total current liabilities	54,315	58,749
Other liabilities	724	731
Total liabilities	55,039	59,480

Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY (See Note 11):
Common stock	58	57
Additional paid-in capital	277,801	274,046
Treasury stock	(1)	(1)
Accumulated deficit	(94,682)	(92,627)
Accumulated other comprehensive loss	(2,127)	(1,138)
Total stockholders’ equity	181,049	180,337
Total liabilities and stockholders’ equity	$236,088	$239,817

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$59,770	$47,828
Costs and expenses (1) (2)
Cost of revenue (3)	16,254	11,735
Sales and marketing	24,294	18,395
General and administrative	10,164	9,499
Product development	9,800	8,951
Amortization of purchased intangibles	1,313	190
Total costs and expenses	61,825	48,770
Loss from operations	(2,055)	(942)
Other expense	(231)	(83)
Loss before benefit from income taxes	(2,286)	(1,025)
Benefit from income taxes	(228)	(231)
Net loss	$(2,058)	$(794)

Net loss per share of common stock:
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)

Weighted-average shares used to compute net loss per share:
Basic	56,291,383	54,666,535
Diluted	56,291,383	54,666,535

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$328	$360
Sales and marketing	595	814
General and administrative	932	843
Product development	939	680

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,903	$1,397
Sales and marketing	250	207
General and administrative	237	200
Product development	188	177

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$839	$868
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(2,058)	$(794)
Foreign currency translation adjustment	(989)	140
Comprehensive loss	$(3,047)	$(654)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(2,058)	$(794)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,794	2,697
Depreciation	2,578	1,981
Amortization of purchased intangibles	2,152	1,058
Deferred income taxes and other non-cash tax items	820	(76)
Provision for doubtful accounts, net	403	271

Changes in operating assets and liabilities:
Accounts receivable	(4,609)	48
Prepaid expenses and other current assets	(2,544)	(3,930)
Other assets	(15)	460
Accounts payable	1,359	1,114
Accrued expenses and other current liabilities	(7,045)	(3,828)
Deferred revenue	(1,776)	(1,586)
Other liabilities	361	(414)
Net cash used in operating activities	(7,580)	(2,999)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(1,783)	(1,456)
Investment in technology licenses	—	(3,174)
Payments for acquisitions and intangible assets, net of cash acquired	—	(125)
Net cash used in investing activities	(1,783)	(4,755)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	751	—
Proceeds from issuance of common stock in connection with the exercise of options	2,284	2,978
Repurchase of common stock	(2,058)	(7,841)
Net cash provided by (used in) financing activities	977	(4,863)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(150)	84
CHANGE IN CASH AND CASH EQUIVALENTS	(8,536)	(12,533)
CASH AND CASH EQUIVALENTS - Beginning of the period	49,372	91,906
CASH AND CASH EQUIVALENTS - End of the period	$40,836	$79,373

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$583	$1,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$2,224	$1,174
Acquisition costs in connection with NexGraph recorded in accrued expenses	$—	$375

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, Berlin, London, Mannheim, Melbourne, Milan, Ra'anana, Reading (UK), San Francisco and Tokyo.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2015, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2015.
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
Recently Issued Accounting Standards
On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-02, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2017. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

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
The Company also sells certain of the LivePerson services directly via Internet download.  These services are marketed as LiveEngage for small to medium-sized businesses, and are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce the Company’s collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions.  Sales of LiveEngage may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.
The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over the contracted period.
For revenue from the Company's Consumer segment generated from online transactions between Experts and Users, the Company recognizes revenue net of the Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the User and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed and determinable.

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
Diluted net loss per common share for the three months ended March 31, 2015 and 2014 does not include the effect of options to purchase 10,152,741 and 9,678,582 shares of common stock, respectively, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Three Months Ended
	March 31,
	2015	2014
Basic	56,291,383	54,666,535
Effect of assumed exercised options	—	—
Diluted	56,291,383	54,666,535

4.	Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions – chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.
Summarized financial information by segment for the three months ended March 31, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$50,613	$—	$—	$50,613
Hosted services – Consumer	—	3,696	—	3,696
Professional services	5,461	—	—	5,461
Total revenue	56,074	3,696	—	59,770
Cost of revenue	15,617	637	—	16,254
Sales and marketing	22,852	1,442	—	24,294
Amortization of purchased intangibles	1,313	—	—	1,313
Unallocated corporate expenses	—	—	19,964	19,964
Operating income (loss)	$16,292	$1,617	$(19,964)	$(2,055)

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
Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$41,442	$31,098
Other Americas (1)	2,703	2,150
Total Americas	44,145	33,248
EMEA (2)	11,784	10,515
APAC (3)	3,841	4,065
Total revenue	$59,770	$47,828
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	March 31,	December 31,
	2015	2014
United States	$109,517	$109,006
Israel	18,173	18,982
Australia	8,132	8,500
Netherlands	7,709	7,686
Other (1)	1,978	1,940
Total long-lived assets	$145,509	$146,114
(1) United Kingdom, Germany, Japan and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. One customer accounted for approximately 16% and 22% of accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2014	$72,824	$8,024	$80,848
Adjustments to goodwill:
Foreign exchange adjustment	(538)	—	(538)
Balance as of March 31, 2015	$72,286	$8,024	$80,310
The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Adjustments to goodwill:
Acquisitions	48,124	—	48,124
Balance as of December 31, 2014	$72,824	$8,024	$80,848
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(12,379)	$15,626	5.3 years
Customer relationships	16,008	(4,818)	11,190	7.9 years
Trade names	1,287	(946)	341	2.8 years
Non-compete agreements	1,446	(721)	725	2.3 years
Patents	3,290	(584)	2,706	9.9 years
Other	312	(271)	41	3.0 years
Total	$50,348	$(19,719)	$30,629

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,844	$(11,303)	$16,541	5.3 years
Customer relationships	16,008	(4,055)	11,953	7.9 years
Trade names	1,287	(817)	470	2.8 years
Non-compete agreements	1,446	(625)	821	2.3 years
Patents	3,290	(500)	2,790	9.9 years
Other	312	(267)	45	3.0 years
Total	$50,187	$(17,567)	$32,620

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.2 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2015	$5,828
2016	6,755
2017	4,934
2018	2,815
2019	2,809
Thereafter	7,488
Total	$30,629

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2015	December 31, 2014
Computer equipment and software	$59,122	$55,293
Furniture, equipment and building improvements	9,578	9,439
	68,700	64,732
Less: accumulated depreciation	(47,727)	(45,149)
Total	$20,973	$19,583

7.	Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (amounts in thousands):

	March 31, 2015	December 31, 2014
Payroll and other employee related costs	$10,893	$15,373
Professional services and consulting and other vendor fees	9,730	9,258
Sales commissions	1,448	3,268
Contingent earnout (see Notes 8 and 9)	6,591	6,940
Other	2,869	2,933
Total	$31,531	$37,772

8.	Acquisitions
Engage Pty Ltd.
On November 9, 2012, the Company acquired all of the outstanding shares of Engage Pty Ltd. (“Engage”), an Australian provider of cloud-based customer contact solutions. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Engage were included in the Company’s consolidated results of operations from the date of acquisition.
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the March 31, 2015 condensed consolidated balance sheets, due to the variable number of shares that will be issued if and when the targets are achieved. The Company assessed this earn-out at March 31, 2015 with no change from the original estimate. There was a decrease in the liability during the quarter ended March 31, 2015 as a result of a payment made of $0.3 million. The Company will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
NexGraph, LLC
On March 11, 2014, the Company acquired all the outstanding shares of NexGraph, LLC (“NexGraph”), a company focused on analytic solutions, in exchange for aggregate cash consideration of $0.5 million. Of the purchase price, $0.1 million was allocated to Intangibles, net, of which was fully amortized as of March 31, 2015; and $0.4 million of the purchase price was allocated to Goodwill.
Synchronite, LLC
On June 2, 2014, the Company acquired Synchronite, LLC (“Synchronite”), a German-based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite's net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the March 31, 2015 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company has assessed the earn-out calculation at March 31, 2015, with no change from the original estimate, and will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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

The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!'s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and is included in accrued expenses in the December 31, 2014 consolidated balance sheet. The Company has assessed this earn-out at March 31, 2015, with no change from the original estimate, and will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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

Financial Assets and Liabilities
The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2015 and December 31, 2014, are summarized as follows (amounts in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,088	$—	$—	$3,088	$3,987	$—	$—	$3,987
Total assets	$3,088	$—	$—	$3,088	$3,987	$—	$—	$3,987

Liabilities:
Contingent earn-out	$—	$—	$6,590	$6,590	$—	$—	$6,940	$6,940
Foreign currency derivative contracts	—	423	—	423	—	—	—	—
Total liabilities	$—	$423	$6,590	$7,013	$—	$—	$6,940	$6,940
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
The Company's only asset that is measured at fair value on a recurring basis is money market funds, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The Company's contingent earn-out liability and foreign currency derivative contract liability are measured at fair value on a recurring basis and are classified as level 3 and level 2, respectively, within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
The contingent earn-out in connection with the acquisition of Engage is $0.7 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. This earn-out is based on the potential earn-out consideration if certain revenue targets are achieved. The contingent earn-out balance was increased by $1.8 million in June 2014 in connection with the acquisition of Synchronite and $4.2 million in November 2014 in connection with the acquisition of CAO!. The contingent earn-out amounts are recorded in accrued expense on the condensed consolidated balance sheets as they are payable in 2015. The contingent earn-out relating to Synchronite is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. The contingent earn-out relating to CAO! is based on achieving certain target financial, strategic and integration objectives and milestones.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	March 31, 2015	December 31, 2014
Balance, Beginning of Period	$6,940	$1,660
Synchronite addition (see Note 8)	—	1,810
CAO! addition (see Note 8)	—	4,220
Cash payment	(350)	(750)
Balance, End of Period	$6,590	$6,940

Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. Beginning January 2015, the Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at March 31, 2015 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	March 31, 2015	March 31, 2014
Notional amount of foreign currency derivative contracts	$38,236	$—
Fair value of foreign currency derivatives contracts	$423	$—
The fair value of the Company's derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	March 31, 2015	March 31, 2014
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$423	$—
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Income Statement
	Location	March 31, 2015	March 31, 2014
Foreign currency derivatives contracts	Other expense	$7	$—

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2015 and 2014 was approximately $2.5 million and $2.2 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million and $0.3 million of employer matching contributions for the three months ended March 31, 2015 and 2014, respectively.

11.	Stockholders' Equity
Common Stock
As of March 31, 2015, there were 100,000,000 shares of common stock authorized, and 57,039,125 shares issued and outstanding. As of December 31, 2014, there were 100,000,000 shares of common stock authorized, and 56,701,331 shares issued and outstanding. The par value for common shares is $0.001.

Preferred Stock
As of March 31, 2015 and December 31, 2014, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. There were 176,172 shares repurchased under this program during 2015, of which 33,360 shares were recorded in treasury stock at par on the condensed consolidated balance sheets as of March 31, 2015. As of March 31, 2015, approximately $8.2 million remained available for purchase under the program.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statements of operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$328	$360
Sales and marketing expense	595	814
Product development expense	939	680
General and administrative expense	932	843
Total stock based compensation included in costs and expenses	$2,794	$2,697
The per share weighted average fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $4.64 and $6.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.3%	1.5%
Expected life (in years)	5	5
Historical volatility	49.7%	53.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2015, approximately 13,100,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2015).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of March 31, 2015, approximately 519,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2015).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2014	10,769,149	$10.95
Granted	434,550	10.53
Exercised	(430,533)	4.03
Cancelled or expired	(620,425)	12.38
Balance outstanding at March 31, 2015	10,152,741	$11.13	7.31	$9,027
Options vested and expected to vest at March 31, 2015	8,600,976	$11.13	7.01	$8,766
Options exercisable at March 31, 2015	4,354,151	$10.50	5.68	$7,900
The total fair value of stock options exercised during the three months ended March 31, 2015 was approximately $1.1 million. As of March 31, 2015, there was approximately $25.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.
A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the three months ended March 31, 2015 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2014	6,032,315	$5.66
Granted	434,550	4.64
Vested	(47,850)	5.10
Cancelled or expired	(620,425)	6.09
Nonvested Shares at March 31, 2015	5,798,590	$5.59
The total intrinsic value of nonvested options at March 31, 2015 was approximately $1.1 million.

12.	Legal Matters
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
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online engagement solutions that facilitate real-time assistance and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Expanding Business with Existing Customers and Adding New Customers. We are expanding our sales capacity by adding enterprise and midmarket sales agents. We have also expanded our efforts to retain existing self-service customers through increased interaction with them during the early stages of their usage of our services.

•
Introducing New Products and Capabilities.   We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing and mobile consumer engagement enhanced data and reporting and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

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

Key Metrics
Financial overview of the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

•	Total revenue increased 25% to $59.8 million from $47.8 million.

•	Revenue from our Business segment increased 28% to $56.1 million from $43.9 million.

•	Gross profit margin decreased to 72.8% from 75.5%.

•	Cost and expenses increased 27% to $61.8 million from $48.8 million.

•	Net loss increased to $2.1 million from net loss of $0.8 million.

•
Revenue per enterprise and mid-market customer averaged $174,000 over the trailing twelve months ended March 31, 2015, a 3% sequential increase as compared to the $168,000 calculated for the period ended December 31, 2014. These figures are pro forma to exclude contributions from one large customer contract that ended.

•	Customer renewal rate for enterprise and mid-market customers was 89% over the trailing twelve months ended March 31, 2015, as compared to 91% over the trailing twelve months ended December 31, 2014.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of Adjusted EBITDA
GAAP net loss	$(2,058)	$(794)
Amortization of purchased intangibles	2,152	1,058
Stock-based compensation	2,794	2,697
Depreciation	2,578	1,981
Benefit from income taxes	(228)	(231)
Other expense, net	231	83
Adjusted EBITDA	$5,469	$4,794
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of Adjusted Net Income
GAAP net loss	$(2,058)	$(794)
Amortization of purchased intangibles	2,152	1,058
Stock-based compensation	2,794	2,697
Income tax effect of non-GAAP items (1)	(526)	(422)
Adjusted net income	$2,362	$2,539
(1) The Company's income tax effect does not include discrete items.
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
We also sell certain of the LivePerson services directly via Internet download.  These services are marketed as LiveEngage for small to medium-sized businesses, and are paid for almost exclusively by credit card.  Credit card payments accelerate cash flow and reduce our collection risk, subject to the merchant bank's right to hold back cash pending settlement of the transactions.  Sales of LiveEngage may occur with or without the assistance of an online sales representative, rather than through face-to-face or telephone contact that is typically required for traditional direct sales.
We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over the contracted period.
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
As of March 31, 2015, there was approximately $25.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2015 and 2014. One customer accounted for approximately 16% and 22% of accounts receivable as of March 31, 2015 and December 31, 2014, respectively. We increased our allowance for doubtful accounts by $0.1 million in the three months ended March 31, 2015, principally due to an increase in sales.
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
We evaluate for goodwill impairment annually at September 30th. At the end of the third quarter of 2014, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 12, Legal Matters, of the Notes to the Consolidated Financial Statements additional information on our legal proceedings and litigation.
Recently Issued Accounting Standards
On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. We do not expect to early adopt ASU 2015-02, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We will adopt this guidance at the beginning of its first quarter of fiscal year 2017. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
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
Revenue from our Business segment accounted for 94% and 92% of total revenue for the three months ended March 31, 2015 and 2014, respectively. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the three months ended March 31, 2015 and 2014, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 6% and 8% of total revenue for the three months ended March 31, 2015 and 2014, respectively.
We also have entered into contractual arrangements that complement our direct sales force and online sales efforts. These are primarily with call center service companies, pursuant to which LivePerson is paid a commission based on revenue generated by these service companies from our referrals. To date, revenue from such commissions has not been material.
Costs and Expenses
Our cost of revenue consists of:

•	compensation costs relating to employees who provide customer support and implementation services to our customers;

•	outside labor provider costs;

•	compensation costs relating to our network support staff;

•	depreciation of certain hardware and software;

•	allocated occupancy costs and related overhead;

•	the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity;

•	the credit card fees and related payment processing costs associated with consumer and self-service customers; and

•	amortization of certain intangibles.
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
During the three months ended March 31, 2015, we increased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.4 million. During 2014, we increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in the proportion of receivables due as a result of an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Stock-based compensation expense related to ASC 718-10	$2,794	$2,697

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
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended
	March 31,
	2015	2014	% Change
	(in thousands)
Revenue by Segment:
Business	$56,074	$43,918	28%
Consumer	3,696	3,910	(5)%
Total	$59,770	$47,828	25%
Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. The mix of revenue between new and existing customers is consistent with prior quarters. Business revenue increased by 28% to $56.1 million in the three months ended March 31, 2015, from $43.9 million in the comparable period in 2014. The increase in revenue from new customers was approximately $8.6 million; revenue from existing customers who increased their use of our services was approximately $2.4 million, net of cancellations; and professional services revenue increased by approximately $1.2 million.
Consumer revenue decreased by 5% to $3.7 million in the three months ended March 31, 2015, from $3.9 million in the comparable period in 2014. The decrease was driven by the price charged per minute partially offset by an increase in the fees we charge experts.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2015		2014	% Change
	($ in thousands)
Cost of revenue - business	$15,617		$11,220	39%
Percentage of total revenue	26%		23%
Headcount (at period end):	291	(1)	218	33%
(1) Includes 67 employees as a result of the acquisition of CAO!
Cost of revenue increased by 39% to $15.6 million in the three months ended March 31, 2015, from $11.2 million in the comparable period in 2014. This increase in expense was primarily attributable to total compensation and related costs for additional and existing customer service, network operations personnel and external consultants in the amount of approximately $2.2 million, an increase in outside labor provider fees of approximately $1.1 million, and an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.0 million as a result of increased revenue. The increase in the cost of revenue was due to the investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2015	2014	% Change
	($ in thousands)
Cost of revenue - consumer	$637	$515	24%
Percentage of total revenue	1%	1%
Headcount (at period end)	19	12	58%
Cost of revenue increased by 24% to $0.6 million in the three months ended March 31, 2015, from $0.5 million in the comparable period in 2014. The increase in expense is due to an increase in compensation costs relating to our network support staff of approximately $42,000.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2015		2014	% Change
	($ in thousands)
Sales and marketing - business	$22,852		$16,918	35%
Percentage of total revenue	38%		35%
Headcount (at period end):	372	(1)	275	35%
(1) Includes 67 employees as a result of the acquisition of CAO!
Sales and marketing expenses increased by 35% to $22.9 million in the three months ended March 31, 2015, from $16.9 million in the comparable period in 2014. The increase was primarily due to compensation and related costs for additional and existing sales and marketing personnel of approximately $4.6 million directly related to expanded headcount, and advertising, public relations and trade show exhibit expenses of approximately $0.3 million. Additionally, we continue to invest in our marketing and sales capabilities, as well as invest in our global sales team, global expansion and LiveEngage 2.0 product launch.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended
	March 31,
	2015	2014	% Change
	($ in thousands)
Sales and marketing - consumer	$1,442	$1,477	(2)%
Percentage of total revenue	2%	3%
Headcount (at period end):	9	5	80%
Sales and marketing expenses decreased by 2% to $1.4 million in the three months ended March 31, 2015, from $1.5 million in the comparable period in 2014. The decrease is due to a more efficient allocation of advertising and promotional spending that resulted in a decrease in expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended
	March 31,
	2015		2014	% Change
	($ in thousands)
General and administrative	$10,164		$9,449	8%
Percentage of total revenue	17%		20%
Headcount (at period end):	127	(1)	93	37%
(1) Includes 11 employees as a result of the acquisition of CAO!
General and administrative expenses increased by 8% to $10.2 million in the three months ended March 31, 2015, from $9.4 million in the comparable period in 2014. The increase was primarily due to compensation and related expenses of approximately $0.6 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended
	March 31,
	2015		2014	% Change
	($ in thousands)
Product development	$9,800		$8,951	9%
Percentage of total revenue	16%		19%
Headcount (at period end):	263	(1)	201	31%
(1) Includes 17 employees as a result of the acquisition of CAO!
Product development costs increased by 9% to $9.8 million in the three months ended March 31, 2015, from $9.0 million in the comparable period in 2014.  This increase relates to an increase in compensation and associated costs for additional and existing product development personnel of approximately $0.7 million to expand our product offerings. We continue to increase our investment investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Amortization of Purchased Intangibles

	Three Months Ended
	March 31,
	2015	2014	% Change
	($ in thousands)
Amortization of purchased intangibles	$1,313	$190	591%
Percentage of total revenues	2%	—%
Amortization expense for purchased intangibles increased by 591% to $1.3 million in the three months ended March 31, 2015, from $0.2 million in the comparable period in 2014. The increase is primarily attributable to our 2014 acquisitions of CAO!, Synchronite, NexGraph, and our investments in technology licenses. Additional amortization expense in the amount of $0.8 million and $0.9 million is included in cost of revenue for the three months ended March 31, 2015 and 2014, respectively.
Other Expense
Other income (expense) consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended
	March 31,
	2015	2014	% Change
	($ in thousands)
Other expense, net	$(231)	$(83)	178%
The increase in other expense in the three months ended March 31, 2015 from the comparable period 2014 is attributable to an increase in financial expense of approximately $0.2 million. Interest income remained flat in the three months ended March 31, 2015 from the comparable period in 2014.
Benefit From Income Taxes

	Three Months Ended
	March 31,
	2015	2014	% Change
	($ in thousands)
Benefit from income taxes	$(228)	$(231)	(1)%
We recognized a tax benefit for income taxes of $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had a net loss of $2.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. Revenue increased by approximately $11.9 million, while costs and expenses increased by approximately $13.1 million, contributing to an increase in net loss of approximately $1.3 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(7,580)	$(2,999)
Cash flows used in investing activities	(1,783)	(4,755)
Cash flows provided by (used in) financing activities	977	(4,863)
As of March 31, 2015, we had approximately $40.8 million in cash and cash equivalents, a decrease of approximately $8.5 million from December 31, 2014. The decrease is primarily attributable to net cash used in operations, net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility and cash used to repurchase our common stock. This is partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We invest our cash in short-term money market funds.
Net cash used in operating activities was $7.6 million for the three months ended March 31, 2015 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, increases in accounts receivable and prepaid expenses, and decreases in accrued expenses and deferred revenue. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2014 and consisted primarily of a net loss, a decrease in accounts payable, and increases in accounts receivable, prepaid expenses and accrued expenses partially offset by non-cash expenses related to ASC 718-10, amortization of intangibles and depreciation and an increase in prepaid expenses and decreases in accrued expenses and deferred revenue, partially offset by an increase in accounts payable.
Net cash used in investing activities was $1.8 million in the three months ended March 31, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $4.8 million in the three months ended March 31, 2014 and was due primarily to the purchase of fixed assets for our co-location facilities and our investments in technology assets, and our acquisitions of NexGraph.
Net cash provided by financing activities was $1.0 million in the three months ended March 31, 2015 and consisted primarily of the issuance of common stock and excess tax benefit in connection with the exercise of stock options by employees offset by the repurchase of our common stock. Net cash used in financing activities was $4.9 million in the three months ended March 31, 2014 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2013, March 31, 2014, and June 30, 2014. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, as well as in the quarterly periods ended September 30, 2014 and December 31, 2014. As of March 31, 2015, we had an accumulated deficit of approximately $94.7 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2015 and 2014, was approximately $2.5 million and $2.2 million, respectively.

As of March 31, 2015, our principal commitments were approximately $22.7 million under various operating leases, of which approximately $7.9 million is due in 2015. We currently expect that our principal commitments for the year ending December 31, 2015 will not exceed $9.0 million in the aggregate.
Our contractual obligations at March 31, 2015 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$22,693	$9,566	$9,981	$3,146	$—
Total	$22,693	$9,566	$9,981	$3,146	$—
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2015, the U.S. dollar appreciated by approximately 13%, as compared to the NIS. During the three months ended March 31, 2015, expenses generated by our Israeli operations totaled approximately $13.5 million. During 2015, we hedged this foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may continue to enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2015, we increased our allowance for doubtful accounts by $0.1 million. During 2014, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.3 million, principally due to an increase in sales. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Risks that could have a material and adverse impact on our business, results of operations and financial condition include the following: potential fluctuations in our quarterly revenue and operating results; competition in the markets for online sales, marketing and customer service solutions, and online consumer services; our ability to retain existing clients and attract new clients; risks related to new regulatory or other legal requirements that could materially impact our business; volatility of the value of certain currencies in relation to the U.S. dollar, particularly the currency of regions where we have operations; additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks as we expand internationally and/or as we expand into direct-to-consumer services; impairments to goodwill that result in significant charges to earnings; responding to rapid technological change and changing client preferences; the adverse effect that the global economic downturn may have on our business and results of operations; our ability to retain key personnel, attract new personnel and to manage staff attrition; our ability to expand our operations internationally; risks related to the ability to successfully integrate past or potential future acquisitions; failures or security breaches in our services, those of our third party providers, or in the websites of our customers; risks related to the regulation or possible misappropriation of personal information belonging to our customers’ Internet users; dependence upon technology systems and third-party content that are beyond our control; privacy concerns relating to the Internet that could result in new legislation or negative public perception; legal liability and/or negative publicity for the services provided to consumers via our technology platforms; risks related to protecting our intellectual property rights or potential infringement of the intellectual property rights of third parties; risks related to technological or other defects distributing our services; increased allowances for doubtful accounts as a result of an increasing amount of receivables due from customers with greater credit risk; delays in our implementation cycles; risks associated with the recent volatility in the capital markets; our ability to secure additional financing to execute our business strategy; risks associated with our current or any future stock repurchase programs, including whether such programs will enhance long-term stockholder value, and whether such stock repurchases could increase the volatility of the price of our common stock and diminish our cash reserves; our ability to license necessary third party software for use in our products and services, and our ability to successfully integrate third party software; changes in accounting principles generally accepted in the United States; our ability to maintain our reputation; risks related to our complex products; our recognition of revenue from subscriptions; our lengthy sales cycles; risks related to our operations in Israel, and the civil and political unrest in that region; natural catastrophic events and interruption to our business by man-made problems; the high volatility of our stock price; and risks related to our common stock being traded on more than one securities exchange. This list is intended to identify only certain of the principal factors that could have a material and adverse impact on our business, results of operations and financial condition. A more detailed description of each of these and other important risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K filed on March 12, 2015 (the “Form 10-K”).
There are no material changes to the risk factors described in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
A summary of the Company's repurchase activity for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$10,304,721
1/1/2015 – 1/31/2015	33,360	$13.74	33,360	9,846,361
2/1/2015 – 2/28/2015	142,812	11.20	142,812	8,246,866
3/1/2015 – 3/31/2015	—	—	—	8,246,866
Total	176,172	$10.02	176,172	$8,246,866

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. As of March 31, 2015, approximately $8.2 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1*	Employment agreement between LivePerson and Dustin Dean, dated February 25, 2015.

10.2*	Amendment to the employment agreement between LivePerson and Dustin Dean, dated March 27, 2015.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

LIVEPERSON, INC.
(Registrant)

Date:	May 11, 2015	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 11, 2015	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

10.1*	Employment agreement between LivePerson and Dustin Dean, dated February 25, 2015.

10.2*	Amendment to the employment agreement between LivePerson and Dustin Dean, dated March 27, 2015.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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