Form 10-Q
period 2015-06-30
LIVEPERSON INC
filed 2015-08-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 27, 2015, 57,163,021 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	June 30, 2015	December 31, 2014
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,039	$49,372
Cash held as collateral for foreign exchange forward contracts	5,464	—
Accounts receivable, net of allowance for doubtful accounts of $2,009 and $1,275 as of June 30, 2015 and December 31, 2014, respectively	32,257	31,382
Prepaid expenses and other current assets	14,632	10,374
Deferred tax assets, net	1,805	2,575
Total current assets	91,197	93,703
Property and equipment, net	22,921	19,583
Intangibles, net	28,762	32,620
Goodwill	80,358	80,848
Deferred tax assets, net	12,647	10,762
Other assets	2,317	2,301
Total assets	$238,202	$239,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,385	$8,985
Accrued expenses and other current liabilities	32,509	37,772
Deferred revenue	12,345	11,992
Total current liabilities	56,239	58,749
Other liabilities	739	731
Total liabilities	56,978	59,480

Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY (See Note 11):
Common stock	58	57
Additional paid-in capital	281,273	274,046
Treasury stock	(1)	(1)
Accumulated deficit	(100,039)	(92,627)
Accumulated other comprehensive loss	(67)	(1,138)
Total stockholders’ equity	181,224	180,337
Total liabilities and stockholders’ equity	$238,202	$239,817

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$59,334	$51,087	$119,104	$98,915
Costs and expenses (1) (2)
Cost of revenue (3)	17,887	13,161	34,141	24,896
Sales and marketing	24,382	20,077	48,676	38,472
General and administrative	10,471	9,788	20,636	19,286
Product development	10,109	9,336	19,909	18,287
Restructuring costs	2,988	—	2,988	—
Amortization of purchased intangibles	1,178	206	2,490	396
Total costs and expenses	67,015	52,568	128,840	101,337
Loss from operations	(7,681)	(1,481)	(9,736)	(2,422)
Other income (expense)	229	45	(2)	(38)
Loss before benefit from income taxes	(7,452)	(1,436)	(9,738)	(2,460)
Benefit from income taxes	(2,098)	(224)	(2,326)	(454)
Net loss	$(5,354)	$(1,212)	$(7,412)	$(2,006)

Net loss per share of common stock:
Basic	$(0.09)	$(0.02)	$(0.13)	$(0.04)
Diluted	$(0.09)	$(0.02)	$(0.13)	$(0.04)

Weighted-average shares used to compute net loss per share:
Basic	56,491,989	54,189,722	56,392,240	54,766,811
Diluted	56,491,989	54,189,722	56,392,240	54,766,811

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$476	$484	$804	$844
Sales and marketing	937	923	1,532	1,737
General and administrative	746	869	1,678	1,712
Product development	953	931	1,892	1,611

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,323	$1,646	$4,225	$3,044
Sales and marketing	314	201	565	408
General and administrative	236	214	473	414
Product development	209	172	397	349

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$839	$869	$1,679	$1,737
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(5,354)	$(1,212)	$(7,412)	$(2,006)
Foreign currency translation adjustment	2,060	298	1,071	438
Comprehensive loss	$(3,294)	$(914)	$(6,341)	$(1,568)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(7,412)	$(2,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,906	5,904
Depreciation	5,660	4,215
Amortization of purchased intangibles	4,169	2,133
Deferred income taxes and other non-cash tax items	(1,114)	(658)
Provision for doubtful accounts, net	1,037	979

Changes in operating assets and liabilities:
Accounts receivable	(1,913)	(5,230)
Prepaid expenses and other current assets	(2,902)	(4,599)
Other assets	(16)	394
Accounts payable	1,817	(1,700)
Accrued expenses and other current liabilities	(5,516)	(287)
Deferred revenue	351	(1,926)
Other liabilities	263	(365)
Net cash provided by (used in) operating activities	330	(3,146)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(8,442)	(4,322)
Cash held as collateral for foreign exchange forward contracts	(5,464)	—
Investment in technology licenses	—	(3,174)
Payments for acquisitions and intangible assets, net of cash acquired	(150)	(2,452)
Net cash used in investing activities	(14,056)	(9,948)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	757	—
Proceeds from issuance of common stock in connection with the exercise of options	3,105	3,922
Repurchase of common stock	(2,534)	(12,163)
Net cash provided by (used in) financing activities	1,328	(8,241)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	65	663
CHANGE IN CASH AND CASH EQUIVALENTS	(12,333)	(20,672)
CASH AND CASH EQUIVALENTS - Beginning of the period	49,372	91,906
CASH AND CASH EQUIVALENTS - End of the period	$37,039	$71,234

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,122	$1,843

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$580	$407
Contingent earn-out in connection with acquisitions recorded in accrued expenses	$—	$1,810
Acquisition costs recorded in accrued expenses	$—	$250

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
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2015, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date.
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
The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion and customer acceptance. The Company establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over the contracted period.
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
Diluted net loss per common share for the three and six months ended June 30, 2015 does not include the effect of options to purchase 10,102,158 shares of common stock, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2014 does not include the effect of options to purchase 11,434,227 shares of common stock, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic	56,491,989	54,189,722	56,392,240	54,766,811
Effect of assumed exercised options	—	—	—	—
Diluted	56,491,989	54,189,722	56,392,240	54,766,811

4.	Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions – chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.
Summarized financial information by segment for the three months ended June 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$50,197	$—	$—	$50,197
Hosted services – Consumer	—	3,862	—	3,862
Professional services	5,275	—	—	5,275
Total revenue	55,472	3,862	—	59,334
Cost of revenue	17,271	616	—	17,887
Sales and marketing	22,617	1,765	—	24,382
Amortization of purchased intangibles	1,178	—	—	1,178
Unallocated corporate expenses	—	—	23,568	23,568
Operating income (loss)	$14,406	$1,481	$(23,568)	$(7,681)

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
Summarized financial information by segment for the six months ended June 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$100,809	$—	$—	$100,809
Hosted services – Consumer	—	7,559	—	7,559
Professional services	10,736	—	—	10,736
Total revenue	111,545	7,559	—	119,104
Cost of revenue	32,887	1,254	—	34,141
Sales and marketing	45,531	3,145	—	48,676
Amortization of purchased intangibles	2,490	—	—	2,490
Unallocated corporate expenses	—	—	43,533	43,533
Operating income (loss)	$30,637	$3,160	$(43,533)	$(9,736)
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

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$38,996	$33,765	$80,437	$64,865
Other Americas (1)	3,145	2,172	5,848	4,321
Total Americas	42,141	35,937	86,285	69,186
EMEA (2)	13,421	11,055	25,206	21,569
APAC (3)	3,772	4,095	7,613	8,160
Total revenue	$59,334	$51,087	$119,104	$98,915
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	June 30,	December 31,
	2015	2014
United States	$109,567	$109,006
Israel	17,758	18,982
Australia	7,827	8,500
Netherlands	9,458	7,686
Other (1)	2,395	1,940
Total long-lived assets	$147,005	$146,114
(1) United Kingdom, Germany, Japan and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2015. One customer accounted for approximately 22% of accounts receivable as of December 31, 2014.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2014	$72,824	$8,024	$80,848
Adjustments to goodwill:
Foreign exchange adjustment	(490)	—	(490)
Balance as of June 30, 2015	$72,334	$8,024	$80,358

Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(13,468)	$14,537	5.3 years
Customer relationships	16,008	(5,455)	10,553	7.9 years
Trade names	1,287	(1,074)	213	2.8 years
Non-compete agreements	1,446	(800)	646	2.3 years
Patents	3,440	(668)	2,772	9.7 years
Other	312	(271)	41	3.0 years
Total	$50,498	$(21,736)	$28,762

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,844	$(11,303)	$16,541	5.3 years
Customer relationships	16,008	(4,055)	11,953	7.9 years
Trade names	1,287	(817)	470	2.8 years
Non-compete agreements	1,446	(625)	821	2.3 years
Patents	3,290	(500)	2,790	9.9 years
Other	312	(267)	45	3.0 years
Total	$50,187	$(17,567)	$32,620

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.0 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Aggregate amortization expense for intangible assets was $4.2 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015 and 2014, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2015	$3,961
2016	6,755
2017	4,934
2018	2,815
2019	2,809
Thereafter	7,488
Total	$28,762

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	June 30, 2015	December 31, 2014
Computer equipment and software	$63,684	$55,293
Furniture, equipment and building improvements	10,292	9,439
	73,976	64,732
Less: accumulated depreciation	(51,055)	(45,149)
Total	$22,921	$19,583

7.	Accrued and Other Current Liabilities
The following table presents the detail of accrued and other current liabilities for the periods presented (amounts in thousands):

	June 30, 2015	December 31, 2014
Payroll and other employee related costs	$14,073	$15,373
Professional services and consulting and other vendor fees	8,505	9,258
Sales commissions	1,598	3,268
Contingent earnout (see Notes 8 and 9)	5,847	6,940
Other	2,486	2,933
Total	$32,509	$37,772

8.	Acquisitions
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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability with the amount included in accrued expenses. At June 30, 2015, the Company assessed this earn-out and recorded a $0.7 million fair value remeasurement adjustment, which was recorded in operating income as a decrease to general and administrative expenses and costs of revenue. As of June 30, 2015, there was no remaining liability included in accrued expenses relating to this earn-out.

NexGraph, LLC
On March 11, 2014, the Company acquired all the outstanding shares of NexGraph, LLC (“NexGraph”), a company focused on analytic solutions, in exchange for aggregate cash consideration of $0.5 million. Of the purchase price, $0.1 million was allocated to Intangibles, net, of which was fully amortized as of June 30, 2015; and $0.4 million of the purchase price was allocated to Goodwill.
Synchronite, LLC
On June 2, 2014, the Company acquired Synchronite, LLC (“Synchronite”), a German-based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite's net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the June 30, 2015 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company has assessed the earn-out calculation at June 30, 2015, with no change from the original estimate, and will assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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
The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!'s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and is included in accrued expenses in the December 31, 2014 consolidated balance sheet. The Company has assessed this earn-out at June 30, 2015, with no change from the original estimate, and will assess the earn-out calculation in future periods and any future adjustments will affect operating income.

Management’s allocation of the purchase price in connection with the CAO! acquisition is as follows (amounts in thousands):

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

Financial Assets and Liabilities
The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2015 and December 31, 2014, are summarized as follows (amounts in thousands). The Company's restricted cash balance of $5.5 million at June 30, 2015 is not held in a money market account and is not included in the following table.

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,840	$—	$—	$2,840	$3,987	$—	$—	$3,987
Foreign currency derivative contracts	—	1,400	—	1,400	—	—	—	—
Total assets	$2,840	$1,400	$—	$4,240	$3,987	$—	$—	$3,987

Liabilities:
Contingent earn-outs	$—	$—	$5,847	$5,847	$—	$—	$6,940	$6,940
Total liabilities	$—	$—	$5,847	$5,847	$—	$—	$6,940	$6,940
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
There was no contingent earn-out in connection with the acquisition of Engage as of June 30, 2015. The contingent earn-out in connection with the acquisition of Engage was $0.9 million as of December 31, 2014 and was recorded in accrued expenses in the condensed consolidated balance sheets. This earn-out is based on the potential earn-out consideration if certain revenue targets are achieved. During the three months ended June 30, 2015, the contingent-earnout decreased by $0.7 million in connection with the Engage acquisition which was remeasured to fair value. The contingent earn-out balance was increased by $1.8 million in June 2014 in connection with the acquisition of Synchronite and $4.2 million in November 2014 in connection with the acquisition of CAO!. The contingent earn-out amounts are recorded in accrued expense on the condensed consolidated balance sheets as they are payable in 2015. The contingent earn-out relating to Synchronite is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. The contingent earn-out relating to CAO! is based on achieving certain target financial, strategic and integration objectives and milestones.

The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	June 30, 2015	December 31, 2014
Balance, Beginning of Period	$6,940	$1,660
Synchronite addition (see Note 8)	—	1,810
CAO! addition (see Note 8)	—	4,220
Cash payments	(433)	(750)
Changes in fair value	(660)	—
Balance, End of Period	$5,847	$6,940
Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. Beginning January 2015, the Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at June 30, 2015 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $5.5 million at June 30, 2015 and is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of June 30, 2015	As of December 31, 2014
Notional amount of foreign currency derivative contracts	$35,372	$—
Fair value of foreign currency derivatives contracts	$1,400	$—
The fair value of the Company's derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2015	As of December 31, 2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$1,400	$—
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Income Statement
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Foreign currency derivatives contracts	Other income	$237	$—	$174	$—

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2015 was approximately $2.4 million and $4.9 million, respectively. Rental expense for operating leases for the three and six months ended June 30, 2014 was approximately $2.4 million and $4.6 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million and $0.8 million of employer matching contributions for the three and six months ended June 30, 2015, respectively. Salaries and related expenses include $0.3 million and $0.6 million of employer matching contributions for the three and six months ended June 30, 2014, respectively.

11.	Stockholders' Equity
Common Stock
As of June 30, 2015, there were 100,000,000 shares of common stock authorized, and 57,143,697 shares issued and outstanding. As of December 31, 2014, there were 100,000,000 shares of common stock authorized, and 56,701,331 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of June 30, 2015 and December 31, 2014, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. There were 224,172 shares repurchased under this program during 2015, of which 81,360 shares were recorded in treasury stock at par on the condensed consolidated balance sheets as of June 30, 2015. As of June 30, 2015, approximately $7.8 million remained available for purchase under the program.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statements of operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$476	$484	$804	$844
Sales and marketing expense	937	923	1,532	1,737
Product development expense	953	931	1,892	1,611
General and administrative expense	746	869	1,678	1,712
Total stock-based compensation included in costs and expenses	$3,112	$3,207	$5,906	$5,904

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2015 was $4.20 and $4.54, respectively. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2014 was $4.76 and $5.06, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	1.6% - 1.7%	1.3% - 1.4%	1.5% - 1.7%
Expected life (in years)	5	5	5	5
Historical volatility	49.4%	52.6% - 53.2%	49.4% - 49.7%	52.6% - 53.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of June 30, 2015, approximately 13,060,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2015).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of June 30, 2015, approximately 470,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2015).

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2014	10,769,149	$10.95
Granted	738,250	10.27
Exercised	(478,663)	4.31
Cancelled or expired	(926,578)	12.32
Balance outstanding at June 30, 2015	10,102,158	$11.83	7.04	$7,388
Options vested and expected to vest at June 30, 2015	8,831,900	$11.09	6.79	$7,302
Options exercisable at June 30, 2015	5,025,493	$10.61	5.69	$6,953
The total fair value of stock options exercised during the six months ended June 30, 2015 was approximately $1.3 million. As of June 30, 2015, there was approximately $21.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.
A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the six months ended June 30, 2015 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2014	6,032,315	$5.66
Granted	738,250	4.54
Vested	(767,322)	2.85
Cancelled or expired	(926,578)	6.04
Nonvested Shares at June 30, 2015	5,076,665	$5.54
The total intrinsic value of nonvested options at June 30, 2015 was approximately $0.4 million.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2014	—	$—	$—
Granted	1,256,500	—	—
Exercised	—	—
Forfeited	—
Non-vested and outstanding at June 30, 2015	1,256,500	$2.08	$12,326
Expected to vest at June 30, 2015	876,364	$2.05	$8,597
RSUs granted to employees generally vest annually over a four-year period. As of June 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $12.0 million and the weighted-average remaining vesting period was 3.7 years.
In the three months ended June 30, 2015, we issued restricted stock units to certain employees and performance-based restricted stock units to certain executives. Restricted stock units will be eligible to vest based on the employee's continued employment through the vesting date. The performance-based restricted stock units will be eligible to vest based on our attainment of the 2015 financial performance goal as well as each executive's continued employment through the vesting date. In order to earn the performance-based restricted stock units, the predetermined goal must be met. Shares earned will vest in March 2016 contingent on the continuous employment of each executive. We recognize stock-based compensation expense associated with these awards over the vesting period, after assessing the probability of achieving the 2015 financial performance goal.

12.	Restructuring Costs
The Company's restructuring costs relate to the termination and severance costs associated with a large customer contract, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $3.0 million during the three and six months ended June 30, 2015 and is classified in the condensed consolidated statements of operations as restructuring costs. The restructuring liability was approximately $1.7 million as of June 30, 2015 and is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The following table presents the detail of expenses and liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	Expense incurred during the Six Months Ended June 30, 2015	Liability as of June 30, 2015
Contract termination costs	$1,745	$644
Severance and other associated costs	1,243	1,072
Total restructuring costs	$2,988	$1,716

13.	Legal Matters
On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. The Company believes the claims are entirely without merit and intend to defend them vigorously. The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. Discovery in the New York case is in process.
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

•
Introducing New Products and Capabilities.   We are investing in product marketing, research and development and executive personnel to support our expanding efforts to build and launch new products and capabilities to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online marketing and mobile consumer engagement enhanced data and reporting and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities which leverage our existing market position as a leader in proactive, intelligence-driven online engagement.

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

Key Metrics
Financial overview of the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

•	Total revenue increased 16% to $59.3 million from $51.1 million.

•	Revenue from our Business segment increased 19% to $55.5 million from $46.5 million.

•	Gross profit margin decreased to 70% from 74%.

•	Cost and expenses increased 27% to $67.0 million from $52.6 million.

•	Net loss increased to $5.4 million from net loss of $1.2 million.

•
Revenue per enterprise and mid-market customer averaged $183,000 over the trailing twelve months ended June 30, 2015, a 5% sequential increase as compared to the $174,000 calculated for the period ended March 31, 2015. These figures are pro forma to exclude contributions from one large customer contract that ended.

•	Customer renewal rate for enterprise and mid-market customers was 88% over the trailing twelve months ended June 30, 2015, as compared to 89% over the trailing twelve months ended March 31, 2015.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA
GAAP net loss	$(5,354)	$(1,212)	$(7,412)	$(2,006)
Amortization of purchased intangibles	2,017	1,075	4,169	2,133
Stock-based compensation	3,112	3,207	5,906	5,904
Depreciation	3,082	2,233	5,660	4,215
Restructuring costs	2,988	—	2,988	—
Benefit from income taxes	(2,098)	(224)	(2,326)	(454)
Acquisition costs	—	361	—	361
Other (income) expense	(229)	(45)	2	38
Adjusted EBITDA	$3,518	$5,395	$8,987	$10,191
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Adjusted Net Income
GAAP net loss	$(5,354)	$(1,212)	$(7,412)	$(2,006)
Amortization of purchased intangibles	2,017	1,075	4,169	2,133
Stock-based compensation	3,112	3,207	5,906	5,904
Restructuring costs	2,988	—	2,988	—
Acquisition costs	—	361	—	361
Income tax effect of non-GAAP items (1)	(1,855)	(537)	(2,985)	(971)
Adjusted net income	$908	$2,894	$2,666	$5,421
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
We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion and customer acceptance. We establish a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over the contracted period.
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
As of June 30, 2015, there was approximately $21.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.5 years. As of June 30, 2015, there was approximately $12.0 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.7 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the six months ended June 30, 2015 and 2014. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2015. One customer accounted for approximately 22% of accounts receivable as of December 31, 2014. We increased our allowance for doubtful accounts by $0.6 million in the three months ended June 30, 2015.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 13, Legal Matters, of the Notes to the Consolidated Financial Statements additional information on our legal proceedings and litigation.
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
Revenue from our Business segment accounted for 93% and 94% of total revenue for the three and six months ended June 30, 2015, respectively. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the three and six months ended June 30, 2015. Revenue from our Business segment accounted for 91% of total revenue for the three and six months ended June 30, 2014. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the three and six months ended June 30, 2014. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 7% and 6% of total revenue for the three and six months ended June 30, 2015, respectively. Revenue generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 9% of total revenue for the three and six months ended June 30, 2014.
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
During the six months ended June 30, 2015, we increased our allowance for doubtful accounts by approximately $0.7 million to approximately $2.0 million. During 2014, we increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in the proportion of receivables due as a result of an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Stock-based compensation expense	$3,112	$3,207	$5,906	$5,904

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
Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$55,472	$46,548	19%	$111,545	$90,467	23%
Consumer	3,862	4,539	(15)%	7,559	8,448	(11)%
Total	$59,334	$51,087	16%	$119,104	$98,915	20%

Business revenue increased by 19% to $55.5 million in the three months ended June 30, 2015, from $46.5 million in the comparable period in 2014. The increase in revenue from new customers was approximately $9.9 million; and revenue from professional services increased by approximately $0.6 million. The increase in revenue was partially offset by a large customer contract that ended.
Business revenue increased by 23% to $111.5 million in the six months ended June 30, 2015, from $90.5 million in the comparable period in 2014. The increase in revenue from new customers was approximately $18.6 million; and revenue from professional services increased by approximately $1.8 million. The increase in revenue was also attributable to an increase in revenue from existing customers who increased their use of our services in the amount of approximately $2.1 million, net of cancellations. The increase in revenue was partially offset by a large customer contract that ended.
Consumer revenue decreased by 15% and 11% to $3.9 million and $7.6 million in the three months and six months ended June 30, 2015, respectively, from $4.5 million and $8.4 million in the comparable periods in 2014. The decrease was driven by a decrease in the average price charged per minute partially offset by an increase in the fees we charge experts.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
Cost of revenue - business	$17,271		$12,483	38%	$32,887		$23,627	39%
Percentage of total revenue	29%		24%		28%		24%
Headcount (at period end):	299	(1)	200	50%	299	(1)	200	50%
(1) Includes 76 employees as a result of the acquisition of CAO!
Cost of revenue increased by 38% to $17.3 million in the three months ended June 30, 2015, from $12.5 million in the comparable period in 2014. This increase in expense was primarily attributable to total compensation and related costs for additional and existing customer service, network operations personnel and external consultants in the amount of approximately $1.6 million, an increase in outside labor provider fees of approximately $1.9 million, and an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.0 million as a result of increased revenue. The increase in the cost of revenue was due to the investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of revenue increased by 39% to $32.9 million in the six months ended June 30, 2015, from $23.6 million in the comparable period in 2014. This increase in expense was primarily attributable to total compensation and related costs for additional and existing customer service, network operations personnel and external consultants in the amount of approximately $3.8 million, an increase in outside labor provider fees of approximately $3.7 million, and an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $2.0 million as a result of increased revenue. The increase in the cost of revenue was due to the investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$616	$678	(9)%	$1,254	$1,269	(1)%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	15	17	(12)%	15	17	(12)%
Cost of revenue decreased by 9% to $0.6 million in the three months ended June 30, 2015, from $0.7 million in the comparable period in 2014. The decrease in expense is due to a decrease in compensation costs relating to our network support staff of approximately $0.1 million.
Cost of revenue remained flat at $1.3 million in the six months ended June 30, 2015 compared to the same period in 2014.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
Sales and marketing - business	$22,617		$18,799	20%	$45,531		$35,717	27%
Percentage of total revenue	38%		37%		38%		36%
Headcount (at period end):	354	(1)	275	29%	354	(1)	275	29%
(1) Includes 66 employees as a result of the acquisition of CAO!
Sales and marketing expenses increased by 20% to $22.6 million in the three months ended June 30, 2015, from $18.8 million in the comparable period in 2014. The increase was primarily due to compensation and related costs for additional and existing sales and marketing personnel of approximately $2.6 million directly related to expanded headcount, and advertising, public relations and trade show exhibit expenses of approximately $0.5 million. Additionally, we continue to invest in our marketing and sales capabilities, as well as invest in our global sales team, global expansion and LiveEngage 2.0 product expansion.
Sales and marketing expenses increased by 27% to $45.5 million in the six months ended June 30, 2015, from $35.7 million in the comparable period in 2014. The increase was primarily due to compensation and related costs for additional and existing sales and marketing personnel of approximately $7.1 million directly related to expanded headcount, and advertising, public relations and trade show exhibit expenses of approximately $0.7 million. Additionally, we continue to invest in our marketing and sales capabilities, as well as invest in our global sales team, global expansion and LiveEngage 2.0 product expansion.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$1,765	$1,278	38%	$3,145	$2,755	14%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end):	9	5	80%	9	5	80%
Sales and marketing expenses increased by 38% and 14% to $1.8 million and $3.1 million in the three and six months ended June 30, 2015, respectively, from $1.3 million and $2.8 million in the comparable periods in 2014. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.4 million and $0.2 million, respectively.

General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
General and administrative	$10,471		$9,788	7%	$20,636		$19,286	7%
Percentage of total revenue	18%		19%		17%		19%
Headcount (at period end):	122	(1)	97	26%	122	(1)	97	26%
(1) Includes 10 employees as a result of the acquisition of CAO!
General and administrative expenses increased by 7% to $10.5 million and $20.6 million in the three and six months ended June 30, 2015, from $9.8 million and $19.3 million in the comparable periods in 2014. The increase was primarily due to compensation and related expenses of approximately $1.1 million and $1.8 million, respectively.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
Product development	$10,109		$9,336	8%	$19,909		$18,287	9%
Percentage of total revenue	17%		18%		17%		18%
Headcount (at period end):	253	(1)	214	18%	253	(1)	214	18%
(1) Includes 15 employees as a result of the acquisition of CAO!
Product development costs increased by 8% to $10.1 million in the three months ended June 30, 2015, from $9.3 million in the comparable period in 2014.  This increase relates to an increase in compensation and associated costs for additional and existing product development personnel of approximately $0.5 million to expand our product offerings and an increase in outsource labor of approximately $0.1 million. We continue to increase our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Product development costs increased by 9% to $19.9 million in the six months ended June 30, 2015, from $18.3 million in the comparable period in 2014.  This increase relates to an increase in compensation and associated costs for additional and existing product development personnel of approximately $1.3 million to expand our product offerings and an increase in outsource labor of approximately $0.1 million. We continue to increase our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Restructuring Costs
Restructuring costs consists of termination costs associated with a large customer contract that ended, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$2,988	$—	100%	$2,988	$—	100%
Percentage of total revenues	5%	—%		3%	—%
We incurred $3.0 million in restructuring costs in the three and six months ended June 30, 2015. Restructuring costs were primarily due to approximately $1.7 million of termination costs associated with a large customer contract that ended and approximately $1.2 million of severance and other associated costs.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,178	$206	472%	$2,490	$396	529%
Percentage of total revenues	2%	—%		2%	—%
Amortization expense for purchased intangibles increased by 472% and 529% to $1.2 million and $2.5 million in the three and six months ended June 30, 2015, respectively, from $0.2 million and $0.4 million in the comparable periods in 2014. The increase is primarily attributable to our 2014 acquisitions of CAO!, Synchronite, NexGraph, and our investments in technology licenses. Additional amortization expense in the amount of $0.8 million and $0.9 million is included in cost of revenue for the three months ended June 30, 2015 and 2014, respectively. Additional amortization expense in the amount of $1.7 million is included in cost of revenue for the six months ended June 30, 2015 and 2014.
Other Income (Expense)
Other income (expense) consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Other income (expense)	$229	$45	409%	$(2)	$(38)	(95)%
The increase in other income in the three months ended June 30, 2015 from the comparable period 2014 is attributable to an increase in financial income of approximately $0.2 million. Interest income remained flat in the three months ended June 30, 2015 from the comparable period in 2014.
Other expense including financial expense and interest income remained flat in the six months ended June 30, 2015 from the comparable period 2014.
Benefit From Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Benefit from income taxes	$(2,098)	$(224)	837%	$(2,326)	$(454)	412%
We recognized a tax benefit from income taxes of $2.1 million and $2.3 million for the three and six months ended June 30, 2015, respectively, an increase from the tax benefit from income taxes of $0.2 million and $0.5 million in the comparable periods in 2014. Our effective tax rate was 28% and 24% for the three and six months ended June 30, 2015, respectively, as compared to 16% and 18% in the comparable periods in 2014. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $5.4 million and $7.4 million for the three and six months ended June 30, 2015, respectively, and a net loss of $1.2 million and $2.0 million for the three and six months ended June 30, 2014, respectively. Revenue increased by approximately $8.2 million and $20.2 million, respectively, while costs and expenses increased by approximately $14.4 million and $27.5 million, respectively, contributing to an increase in net loss of approximately $4.1 million and $5.4 million for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$330	$(3,146)
Cash flows used in investing activities	(14,056)	(9,948)
Cash flows provided by (used in) financing activities	1,328	(8,241)
As of June 30, 2015, we had approximately $37.0 million in cash and cash equivalents, a decrease of approximately $12.3 million from December 31, 2014. The decrease is primarily attributable to net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility, restricted cash used for collateral pledge associated with foreign currency forward contracts and cash used in financing activities to repurchase our common stock. This is partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees and cash provided by operating activities. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $0.3 million for the six months ended June 30, 2015 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, increases in accounts receivable, prepaid expenses, accounts payable and decreases in accrued expenses. Net cash used in operating activities was $3.1 million for the six months ended June 30, 2014 and consisted primarily of a net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, and an increase prepaid expenses, accounts receivable and decreases in accounts payable and accrued expense.
Net cash used in investing activities was $14.1 million in the six months ended June 30, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities and restricted cash associated with foreign currency forward contracts. Net cash used in investing activities was $9.9 million in the six months ended June 30, 2014 and was due primarily to the purchase of fixed assets for our co-location facilities and our investments in technology assets, and our acquisitions of Synchronite and NexGraph.
Net cash provided by financing activities was $1.3 million in the six months ended June 30, 2015 and consisted primarily of the issuance of common stock and excess tax benefit for exercise of employee stock options, offset by the repurchase of our common stock. Net cash used in financing activities was $8.2 million in the six months ended June 30, 2014 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2013, March 31, 2014, June 30, 2014 and March 31, 2015. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, as well as in the quarterly periods ended September 30, 2014, December 31, 2014 and June 30, 2015. As of June 30, 2015, we had an accumulated deficit of approximately $100.0 million.
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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2015, was approximately $2.4 million and $4.9 million, respectively, and approximately $2.4 million and $4.6 million for the three and six months ended June 30, 2014, respectively.
As of June 30, 2015, our principal commitments were approximately $23.9 million under various operating leases, of which approximately $4.9 million is due in 2015. We currently expect that our principal commitments for the year ending December 31, 2015 will not exceed $9.0 million in the aggregate.
Our contractual obligations at June 30, 2015 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$23,925	$8,255	$9,984	$5,686	$—
Total	$23,925	$8,255	$9,984	$5,686	$—
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and six months ended June 30, 2015, the U.S. dollar appreciated by approximately 11% and 12%, respectively, as compared to the NIS. During the three and six months ended June 30, 2015, expenses generated by our Israeli operations totaled approximately $15.0 million and $28.5 million, respectively. During 2015, we hedged this foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may continue to enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2015, we increased our allowance for doubtful accounts by $0.7 million. During 2014, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.3 million, principally due to an increase in sales. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II. Other Information
Item 1. Legal Proceedings
On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. We believe the claims are entirely without merit and intend to defend them vigorously. We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. Discovery in the New York case is in process.
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
None.
Purchase of Equity Securities by the Issuer
A summary of the Company's repurchase activity for the three months ended June 30, 2015 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$8,246,866
4/1/2015 – 4/30/2015	—	$—	—	8,246,866
5/1/2015 – 5/31/2015	—	—	—	8,246,866
6/1/2015 – 6/30/2015	48,000	9.91	48,000	7,771,186
Total	48,000	$9.91	48,000	$7,771,186

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. As of June 30, 2015, approximately $7.8 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	August 7, 2015	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	August 7, 2015	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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