Form 10-Q
period 2015-09-30
LIVEPERSON INC
filed 2015-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 4, 2015, 57,308,589 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	September 30, 2015	December 31, 2014
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,844	$49,372
Cash held as collateral	5,400	—
Accounts receivable, net of allowance for doubtful accounts of $1,998 and $1,275 as of September 30, 2015 and December 31, 2014, respectively	32,443	31,382
Prepaid expenses and other current assets	11,333	10,374
Deferred tax assets, net	2,675	2,575
Total current assets	92,695	93,703
Property and equipment, net	22,305	19,583
Intangibles, net	26,809	32,620
Goodwill	80,387	80,848
Deferred tax assets, net	12,824	10,762
Other assets	2,216	2,301
Total assets	$237,236	$239,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,769	$8,985
Accrued expenses and other current liabilities	36,902	37,772
Deferred revenue	10,296	11,992
Total current liabilities	53,967	58,749
Other liabilities	589	731
Total liabilities	54,556	59,480

Commitments and contingencies (See Note 10)
STOCKHOLDERS’ EQUITY (See Note 11):
Common stock	57	57
Additional paid-in capital	283,179	274,046
Treasury stock	(1)	(1)
Accumulated deficit	(98,114)	(92,627)
Accumulated other comprehensive loss	(2,441)	(1,138)
Total stockholders’ equity	182,680	180,337
Total liabilities and stockholders’ equity	$237,236	$239,817

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$60,757	$52,787	$179,861	$151,702
Costs and expenses (1) (2)
Cost of revenue (3)	16,937	13,304	51,078	38,200
Sales and marketing	23,286	20,978	71,962	59,449
General and administrative	7,875	8,787	28,511	28,074
Product development	9,567	9,712	29,476	27,999
Restructuring costs	—	—	2,988	—
Amortization of purchased intangibles	1,193	407	3,683	803
Total costs and expenses	58,858	53,188	187,698	154,525
Income (loss) from operations	1,899	(401)	(7,837)	(2,823)
Other (expense) income	(369)	223	(371)	184
Income (loss) before (benefit from) provision for income taxes	1,530	(178)	(8,208)	(2,639)
(Benefit from) provision for income taxes	(395)	962	(2,721)	507
Net income (loss)	$1,925	$(1,140)	$(5,487)	$(3,146)

Net income (loss) per share of common stock:
Basic	$0.03	$(0.02)	$(0.1)	$(0.06)
Diluted	$0.03	$(0.02)	$(0.1)	$(0.06)

Weighted-average shares used to compute net income (loss) per share:
Basic	56,525,647	53,868,124	56,437,198	54,238,536
Diluted	57,084,437	53,868,124	56,437,198	54,238,536

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$288	$365	$1,092	$1,209
Sales and marketing	760	1,030	2,292	2,766
General and administrative	911	1,088	2,590	2,800
Product development	927	1,171	2,819	2,783

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,266	$1,732	$6,491	$4,776
Sales and marketing	254	195	819	603
General and administrative	190	237	663	651
Product development	229	180	626	529

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$760	$921	$2,439	$2,658
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$1,925	$(1,140)	$(5,487)	$(3,146)
Foreign currency translation adjustment	(2,374)	(387)	(1,303)	51
Comprehensive loss	$(449)	$(1,527)	$(6,790)	$(3,095)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(5,487)	$(3,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,793	9,558
Depreciation	8,599	6,559
Amortization of purchased intangibles	6,122	3,461
Deferred income taxes and other non-cash tax items	(4,103)	(1,067)
Change in fair value of contingent consideration	3,792	—
Provision for doubtful accounts, net	1,688	1,096

Changes in operating assets and liabilities:
Accounts receivable	(2,750)	(4,337)
Prepaid expenses and other current assets	(1,278)	(4,390)
Other assets	85	538
Accounts payable	(2,494)	(2,248)
Accrued expenses and other current liabilities	(2,705)	4,373
Deferred revenue	(1,697)	5,003
Other liabilities	2,300	(469)
Net cash provided by operating activities	10,865	14,931

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(11,047)	(6,644)
Cash held as collateral for foreign exchange forward contracts	(5,400)	—
Investment in technology licenses	—	(3,451)
Payments for acquisitions and intangible assets, net of cash acquired	(150)	(2,452)
Net cash used in investing activities	(16,597)	(12,547)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	796	—
Proceeds from issuance of common stock in connection with the exercise of options	3,758	6,109
Acquisition related payments	(2,366)	(500)
Repurchase of common stock	(4,202)	(12,980)
Net cash used in financing activities	(2,014)	(7,371)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(782)	192
CHANGE IN CASH AND CASH EQUIVALENTS	(8,528)	(4,795)
CASH AND CASH EQUIVALENTS - Beginning of the period	49,372	91,906
CASH AND CASH EQUIVALENTS - End of the period	$40,844	$87,111

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,497	$2,182

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$277	$1,840
Contingent earn-out in connection with acquisitions recorded in accrued expenses	$—	$1,810
Acquisition costs recorded in accrued expenses	$—	$125

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with offices in Amsterdam, Atlanta, Berlin, London, Mannheim, Melbourne, Milan, Ra’anana, Reading (UK), San Francisco and Tokyo.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2015, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date.
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
Reclassification
For comparability, certain 2014 amounts have been reclassified where appropriate, to conform to the financial presentation in 2015.
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

Recently Issued Accounting Standards

On September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-16 on its financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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
For revenue from the Company’s Consumer segment generated from online transactions between Experts and Users, the Company recognizes revenue net of the Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the User and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed and determinable.

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
Diluted net income per common share for the three months ended September 30, 2015 includes the effect of options to purchase 1,429,142 shares of common stock with a weighted average exercise price of $9.02. Diluted net income per common share for the three months ended September 30, 2015 does not include the effect of options to purchase 8,140,127 shares of common stock, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the nine months ended September 30, 2015 does not include the effect of options to purchase 9,569,269 shares of common stock, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine months ended September 30, 2014 does not include the effect of options to purchase 11,127,640 shares of common stock, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic	56,525,647	53,868,124	56,437,198	54,238,536
Effect of assumed exercised options	558,790	—	—	—
Diluted	57,084,437	53,868,124	56,437,198	54,238,536

4.	Segment Information
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

Summarized financial information by segment for the three months ended September 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$50,957	$—	$—	$50,957
Hosted services – Consumer	—	3,661	—	3,661
Professional services	6,139	—	—	6,139
Total revenue	57,096	3,661	—	60,757
Cost of revenue	16,364	573	—	16,937
Sales and marketing	21,333	1,953	—	23,286
Amortization of purchased intangibles	1,193	—	—	1,193
Unallocated corporate expenses	—	—	17,442	17,442
Operating income (loss)	$18,206	$1,135	$(17,442)	$1,899
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
Summarized financial information by segment for the nine months ended September 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$151,767	$—	$—	$151,767
Hosted services – Consumer	—	11,219	—	11,219
Professional services	16,875	—	—	16,875
Total revenue	168,642	11,219	—	179,861
Cost of revenue	49,299	1,779	—	51,078
Sales and marketing	66,865	5,097	—	71,962
Amortization of purchased intangibles	3,683	—	—	3,683
Unallocated corporate expenses	—	—	60,975	60,975
Operating income (loss)	$48,795	$4,343	$(60,975)	$(7,837)

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
Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$39,972	$34,409	$120,409	$99,273
Other Americas (1)	3,589	2,936	9,437	7,259
Total Americas	43,561	37,345	129,846	106,532
EMEA (2)	13,237	11,049	38,443	32,618
APAC (3)	3,959	4,393	11,572	12,552
Total revenue	$60,757	$52,787	$179,861	$151,702
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	September 30,	December 31,
	2015	2014
United States	$107,982	$109,006
Israel	17,122	18,982
Australia	7,539	8,500
Netherlands	9,159	7,686
Other (1)	2,739	1,940
Total long-lived assets	$144,541	$146,114
(1) United Kingdom, Germany, Japan and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of September 30, 2015. One customer accounted for approximately 22% of accounts receivable as of December 31, 2014.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2014	$72,824	$8,024	$80,848
Adjustments to goodwill:
Foreign exchange adjustment	(461)	—	(461)
Balance as of September 30, 2015	$72,363	$8,024	$80,387
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(14,486)	$13,519	5.3 years
Customer relationships	16,008	(6,093)	9,915	7.9 years
Trade names	1,287	(1,202)	85	2.8 years
Non-compete agreements	1,446	(879)	567	2.3 years
Patents	3,440	(758)	2,682	9.7 years
Other	312	(271)	41	3.0 years
Total	$50,498	$(23,689)	$26,809

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,844	$(11,303)	$16,541	5.3 years
Customer relationships	16,008	(4,055)	11,953	7.9 years
Trade names	1,287	(817)	470	2.8 years
Non-compete agreements	1,446	(625)	821	2.3 years
Patents	3,290	(500)	2,790	9.9 years
Other	312	(267)	45	3.0 years
Total	$50,187	$(17,567)	$32,620

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.0 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively. Aggregate amortization expense for intangible assets was $6.1 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2015 and 2014, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2015	$1,846
2016	6,774
2017	4,956
2018	2,837
2019	2,830
Thereafter	7,566
Total	$26,809

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2015	December 31, 2014
Computer equipment and software	$65,665	$55,293
Furniture, equipment and building improvements	10,388	9,439
	76,053	64,732
Less: accumulated depreciation	(53,748)	(45,149)
Total	$22,305	$19,583

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	September 30, 2015	December 31, 2014
Payroll and other employee related costs	$15,282	$15,373
Professional services and consulting and other vendor fees	14,587	9,258
Sales commissions	3,792	3,268
Contingent earnout (see Notes 8 and 9)	782	6,940
Other	2,459	2,933
Total	$36,902	$37,772

8.	Acquisitions
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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability with the amount included in accrued expenses. At June 30, 2015, the Company assessed this earn-out and recorded a $0.7 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to general and administrative expenses and costs of revenue. As of September 30, 2015, there was no remaining liability included in accrued expenses relating to this earn-out.
NexGraph, LLC
On March 11, 2014, the Company acquired all the outstanding shares of NexGraph, LLC (“NexGraph”), a company focused on analytic solutions, in exchange for aggregate cash consideration of $0.5 million. Of the purchase price, $0.1 million was allocated to Intangibles, net, of which was fully amortized as of September 30, 2015; and $0.4 million of the purchase price was allocated to Goodwill.
Synchronite, LLC
On June 2, 2014, the Company acquired Synchronite, LLC (“Synchronite”), a German-based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite’s net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the September 30, 2015 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. The Company has assessed the earn-out calculation at September 30, 2015 and recorded a $0.1 million fair value re-measurement adjustment, which was recorded in operating income as a increase to general and administrative expenses and costs of revenue. The Company will continue to assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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

The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!’s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and is included in accrued expenses in the December 31, 2014 consolidated balance sheet. At September 30, 2015, the Company assessed this earn-out and recorded a $3.2 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to general and administrative expenses of approximately $1.9 million and costs of revenue of approximately $1.3 million. As of September 30, 2015, there is a remaining liability of $0.7 million included in accrued expenses relating to this contingent earn-out.
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

Financial Assets and Liabilities
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2015 and December 31, 2014, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $5.4 million at September 30, 2015 is not held in a money market account and is not included in the following table.

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,321	$—	$—	$4,321	$3,987	$—	$—	$3,987
Foreign currency derivative contracts	—	39	—	39	—	—	—	—
Total assets	$4,321	$39	$—	$4,360	$3,987	$—	$—	$3,987

Liabilities:
Contingent earn-outs	$—	$—	$782	$782	$—	$—	$6,940	$6,940
Total liabilities	$—	$—	$782	$782	$—	$—	$6,940	$6,940
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available.
The Company’s only asset that is measured at fair value on a recurring basis is money market funds, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy. The Company’s contingent earn-out liability and foreign currency derivative contract liability are measured at fair value on a recurring basis and are classified as level 3 and level 2, respectively, within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses a combination of discounted cash flows and other qualitative factors in accordance with ASU No. 2011-08 to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
The contingent earn-out in connection with the acquisition of Engage was $0.9 million as of December 31, 2014 and was recorded in accrued expenses in the condensed consolidated balance sheets. The contingent earn-out balance was increased by $1.8 million in June 2014 in connection with the acquisition of Synchronite and $4.2 million in November 2014 in connection with the acquisition of CAO!. During the three months ended September 30, 2015, the contingent-earnout decreased by $3.5 million in connection with the acquisition of CAO! due to both re-measurement to fair value of $3.2 million and cash payments of $0.3 million. During the nine months ended September 30, 2015, the contingent-earnout decreased by $0.9 million in connection with the Engage acquisition and by $1.7 million in connection with the acquisition of Synchronite due to both re-measurement to fair value and cash payments. The contingent earn-out amounts are recorded in accrued expense on the condensed consolidated balance sheets as they are payable in 2015. The contingent earn-out relating to Engage was based on the potential earn-out consideration if certain revenue targets are achieved. There was no remaining contingent earn-out in connection with the acquisition of Engage as of September 30, 2015. The contingent earn-out relating to Synchronite is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. The contingent earn-out relating to CAO! is based on achieving certain target strategic and integration objectives and milestones.

The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2015	December 31, 2014
Balance, Beginning of Period	$6,940	$1,660
Synchronite addition (see Note 8)	—	1,810
CAO! addition (see Note 8)	—	4,220
Cash payments	(2,366)	(750)
Changes in fair value	(3,792)	—
Balance, End of Period	$782	$6,940
Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. Beginning January 2015, the Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at September 30, 2015 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $5.4 million at September 30, 2015 and is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of September 30, 2015	As of December 31, 2014
Notional amount of foreign currency derivative contracts	$38,351	$—
Fair value of foreign currency derivatives contracts	$39	$—
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2015	As of December 31, 2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$39	$—
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Income Statement
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Foreign currency derivatives contracts	Other income	$150	$—	$324	$—

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2015 was approximately $2.4 million and $5.9 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2014 was approximately $2.3 million and $6.9 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.3 million and $1.0 million of employer matching contributions for the three and nine months ended September 30, 2015, respectively. Salaries and related expenses include $0.2 million and $0.8 million of employer matching contributions for the three and nine months ended September 30, 2014, respectively.

11.	Stockholders’ Equity
Common Stock
As of September 30, 2015, there were 100,000,000 shares of common stock authorized, and 57,268,489 shares issued and outstanding. As of December 31, 2014, there were 100,000,000 shares of common stock authorized, and 56,701,331 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of September 30, 2015 and December 31, 2014, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. There were 386,812 shares repurchased under this program during 2015, of which 277,360 shares were recorded in treasury stock at par on the condensed consolidated balance sheets as of September 30, 2015. As of September 30, 2015, approximately $6.1 million remained available for purchase under the program.
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

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units (“RSUs”) (under ASC 718-10 included in Company’s statements of operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$288	$365	$1,092	$1,209
Sales and marketing expense	760	1,030	2,292	2,766
General and administrative expense	911	1,088	2,590	2,800
Product development expense	927	1,171	2,819	2,783
Total stock-based compensation included in costs and expenses	$2,886	$3,654	$8,793	$9,558
The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2015 was $4.10 and $4.47, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2014 was $4.57 and $4.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	1.7%	1.3% - 1.7%	1.5% - 1.7%
Expected life (in years)	5	5	5	5
Historical volatility	47.4%	50.9%	47.4% - 49.7%	50.9% - 53.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2015, approximately 12,962,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2015).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of September 30, 2015, approximately 427,113 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2015).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2014	10,769,149	$10.95
Granted	792,250	10.22
Exercised	(576,577)	4.37
Cancelled or expired	(1,415,553)	12.20
Balance outstanding at September 30, 2015	9,569,269	$11.09	6.83	$3,155
Options vested and expected to vest at September 30, 2015	8,582,041	$11.11	6.61	$3,155
Options exercisable at September 30, 2015	5,448,479	$10.91	5.64	$3,155
The total fair value of stock options exercised during the nine months ended September 30, 2015 was approximately $1.5 million. As of September 30, 2015, there was approximately $18.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.
A summary of the status of the Company’s nonvested shares as of December 31, 2014, and changes during the nine months ended September 30, 2015 is as follows:

	Options	Weighted Average Grant- Date Fair Value
Nonvested Shares at December 31, 2014	6,032,315	$5.66
Granted	792,250	4.47
Vested	(1,288,222)	5.29
Cancelled or expired	(1,415,553)	6.24
Nonvested Shares at September 30, 2015	4,120,790	$5.35
There was no intrinsic value of nonvested options at September 30, 2015.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2014	—	$—	$—
Granted	1,256,500	10.31	—
Exercised	—	—	—
Forfeited	(36,000)	10.31	—
Non-vested and outstanding at September 30, 2015	1,220,500	$10.31	$9,227
Expected to vest at September 30, 2015	893,956	$10.31	$6,758
RSUs granted to employees generally vest over a four-year period. As of September 30, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $11.1 million and the weighted-average remaining vesting period was 3.5 years.

In the three months ended September 30, 2015, we issued restricted stock units to certain employees and performance-based restricted stock units to certain executives. Restricted stock units will be eligible to vest based on the employee’s continued employment through the vesting date. The performance-based restricted stock units will be eligible to vest based on our attainment of the 2015 financial performance goal as well as each executive’s continued employment through the vesting date. In order to earn the performance-based restricted stock units, the predetermined goal must be met. Shares earned will vest in March 2016 contingent on the continuous employment of each executive. We recognize stock-based compensation expense associated with these awards over the vesting period, after assessing the probability of achieving the 2015 financial performance goal.

12.	Restructuring Costs
The Company’s restructuring costs relate to the termination and severance costs associated with a large customer contract, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $3.0 million during the nine months ended September 30, 2015 and is classified in the condensed consolidated statements of operations as restructuring costs. The restructuring liability was approximately $1.5 million as of September 30, 2015 and is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The following table presents the detail of expenses and liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	Expense incurred during the Nine Months Ended September 30, 2015	Liability as of September 30, 2015
Contract termination costs	$1,745	$569
Severance and other associated costs	1,243	946
Total restructuring costs	$2,988	$1,515

13.	Legal Matters
On June 22, 2015, [24]7 Customer, Inc. (“[24]7”) filed suit against the Company in the Northern District of California alleging patent infringement. The Company believes the claims are entirely without merit and intend to defend them vigorously. The Company previously filed an intellectual property suit against [24]7 in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. Discovery in the New York case is in process.
The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.
From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.
From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues and other matters arising in the ordinary course of business. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that the Company could incur, the Company currently believes that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Key Metrics
Financial overview of the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

•	Total revenue increased 15% to $60.8 million from $52.8 million.

•	Revenue from our Business segment increased 17% to $57.1 million from $48.8 million.

•	Gross profit margin decreased to 72% from 75%.

•	Cost and expenses increased 11% to $58.9 million from $53.2 million.

•	Net income increased to $1.9 million from net loss of $1.1 million.

•
Revenue per enterprise and mid-market customer averaged $187,000 over the trailing twelve months ended September 30, 2015, a 4% sequential increase as compared to the $180,000 calculated for the trailing twelve months ended June 30, 2015. These figures are pro forma to exclude contributions from one large customer contract that ended in the second quarter of 2015.

•	Customer renewal rate for enterprise and mid-market customers was 88% over the trailing twelve months ended September 30, 2015 and June 30, 2015.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA
GAAP net income (loss)	$1,925	$(1,140)	$(5,487)	$(3,146)
Amortization of purchased intangibles	1,953	1,328	6,122	3,461
Stock-based compensation	2,886	3,654	8,793	9,558
Depreciation	2,939	2,344	8,599	6,559
Contingent earn-out adjustments	(3,132)	—	(3,792)	—
Restructuring costs	—	—	2,988	—
(Benefit from) provision for income taxes	(395)	962	(2,721)	507
Acquisition costs	—	216	—	577
Other expense (income)	369	(223)	371	(184)
Adjusted EBITDA	$6,545	$7,141	$14,873	$17,332
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
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Adjusted Net Income
GAAP net income (loss)	$1,925	$(1,140)	$(5,487)	$(3,146)
Amortization of purchased intangibles	1,953	1,328	6,122	3,461
Stock-based compensation	2,886	3,654	8,793	9,558
Contingent earn-out adjustments	(3,132)	—	(3,792)	—
Restructuring costs	—	—	2,988	—
Acquisition costs	—	216	—	577
Income tax effect of non-GAAP items (1)	(1,580)	(3,643)	(3,810)	(4,602)
Adjusted net income	$2,052	$415	$4,814	$5,848
(1) The Company’s income tax effect does not include discrete items.
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
As of September 30, 2015, there was approximately $18.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.4 years. As of September 30, 2015, there was approximately $11.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.5 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the nine months ended September 30, 2015 and 2014. No individual customer accounted for 10% or more of accounts receivable as of September 30, 2015. One customer accounted for approximately 22% of accounts receivable as of December 31, 2014. We did not increase our allowance for doubtful accounts in the three months ended September 30, 2015.
A large portion of receivables are due from larger corporate customers that typically have longer payment cycles.
Goodwill
In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to such comparables.
We evaluate for goodwill impairment annually at September 30th. At the end of the third quarter of 2015, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Recently Issued Accounting Standards
On September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of ASU 2015-16 on its financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.
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
Revenue from our Business segment accounted for 94% of total revenue for the three and nine months ended September 30, 2015. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the three and nine months ended September 30, 2015. Revenue from our Business segment accounted for 92% of total revenue for the three and nine months ended September 30, 2014. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the three and nine months ended September 30, 2014. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.

Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 6% of total revenue for the three and nine months ended September 30, 2015. Revenue generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three and nine months ended September 30, 2014.
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
During the nine months ended September 30, 2015, we increased our allowance for doubtful accounts by approximately $0.7 million to approximately $2.0 million, principally due to an increase in the proportion of receivables due as a result of an increase in sales. During 2014, we increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in the proportion of receivables due as a result of an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Stock-based compensation expense	$2,886	$3,654	$8,793	$9,558

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
Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$57,096	$48,795	17%	$168,642	$139,261	21%
Consumer	3,661	3,992	(8)%	11,219	12,441	(10)%
Total	$60,757	$52,787	15%	$179,861	$151,702	19%
Business revenue increased by 17% to $57.1 million in the three months ended September 30, 2015, from $48.8 million in the comparable period in 2014. The increase in revenue from new customers was approximately $9.3 million; and revenue from professional services increased by approximately $1.1 million. The increase in revenue was partially offset by a large customer contract that ended.
Business revenue increased by 21% to $168.6 million in the nine months ended September 30, 2015, from $139.3 million in the comparable period in 2014. The increase in revenue from new customers was approximately $28.2 million; and revenue from professional services increased by approximately $2.9 million. The increase in revenue was partially offset by a large customer contract that ended.
Consumer revenue decreased by 8% and 10% to $3.7 million and $11.2 million in the three months and nine months ended September 30, 2015, respectively, from $4.0 million and $12.4 million in the comparable periods in 2014. The decrease was driven by a decrease in the fees we charge experts offset by an increase in the average price charged per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
Cost of revenue - business	$16,364		$12,679	29%	$49,299		$36,306	36%
Percentage of total revenue	27%		24%		27%		24%
Headcount (at period end):	263	(1)	232	13%	263	(1)	232	13%
(1) Includes 73 employees as a result of the acquisition of CAO!
Cost of revenue increased by 29% to $16.4 million in the three months ended September 30, 2015, from $12.7 million in the comparable period in 2014. This increase in expense was primarily attributable to outside labor provider fees of approximately $2.3 million, an increase in total compensation and related costs for additional and existing customer service, network operations personnel and external consultants in the amount of approximately $1.3 million, and an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.0 million as a result of increased revenue. We assessed the contingent earn-outs in connection with our acquisitions and recorded a $1.2 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to cost of revenue. The increase in the cost of revenue was due to the investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of revenue increased by 36% to $49.3 million in the nine months ended September 30, 2015, from $36.3 million in the comparable period in 2014. This increase in expense was primarily attributable to outside labor provider fees of approximately

$5.6 million, an increase in total compensation and related costs for additional and existing customer service, network operations personnel and external consultants in the amount of approximately $5.1 million, and an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $3.0 million as a result of increased revenue. We assessed the contingent earn-outs in connection with our acquisitions and recorded a $1.4 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to cost of revenue. The increase in the cost of revenue was due to the investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$573	$625	(8)%	$1,779	$1,894	(6)%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	17	16	6%	17	16	6%
Cost of revenue remained flat at $0.6 million and $1.8 million in the three months and nine months ended September 30, 2015 and 2014, respectively.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
Sales and marketing - business	$21,333		$19,488	9%	$66,865		$55,203	21%
Percentage of total revenue	35%		37%		37%		36%
Headcount (at period end):	356	(1)	284	25%	356	(1)	284	25%
(1) Includes 62 employees as a result of the acquisition of CAO!
Sales and marketing expenses increased by 9% to $21.3 million in the three months ended September 30, 2015, from $19.5 million in the comparable period in 2014. The increase was primarily due to compensation and related costs for additional and existing sales and marketing personnel of approximately $0.5 million directly related to expanded headcount, and advertising, public relations and trade show exhibit expenses of approximately $0.1 million. Additionally, we continue to invest in our marketing and sales capabilities, as well as invest in our global sales team, global expansion and LiveEngage 2.0 product expansion. The percentage increase for the three months ended September 30, 2015 decreased as compared to the percentage increase for the nine months ended September 30, 2015 as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize.
Sales and marketing expenses increased by 21% to $66.9 million in the nine months ended September 30, 2015, from $55.2 million in the comparable period in 2014. The increase was primarily due to compensation and related costs for additional and existing sales and marketing personnel of approximately $7.6 million directly related to expanded headcount, and advertising, public relations and trade show exhibit expenses of approximately $1.4 million. Additionally, we continue to invest in our marketing and sales capabilities, as well as invest in our global sales team, global expansion and LiveEngage 2.0 product expansion.

Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$1,953	$1,490	31%	$5,097	$4,246	20%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end):	8	8	—%	8	8	—%
Sales and marketing expenses increased by 31% and 20% to $2.0 million and $5.1 million in the three and nine months ended September 30, 2015, respectively, from $1.5 million and $4.2 million in the comparable periods in 2014. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.4 million and $0.5 million, respectively.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
General and administrative	$7,875		$8,787	(10)%	$28,511		$28,074	2%
Percentage of total revenue	13%		17%		16%		19%
Headcount (at period end):	112	(1)	108	4%	112	(1)	108	4%
(1) Includes 9 employees as a result of the acquisition of CAO!
General and administrative expenses decreased by 10% to $7.9 million and increased by 2% to $28.5 million in the three and nine months ended September 30, 2015, from $8.8 million and $28.1 million in the comparable periods in 2014. We assessed the contingent earn-outs in connection with our acquisitions and recorded a $1.9 million and $2.4 million fair value re-measurement adjustment for the three and nine months ended September 30, 2015, respectively, which was recorded in operating income as a decrease to general and administrative expenses. This decrease was partially offset by an increase in compensation, outside labor, and related costs of approximately $0.7 million and $2.6 million, respectively.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014	% Change	2015		2014	% Change
	($ in thousands)				($ in thousands)
Product development	$9,567		$9,712	(1)%	$29,476		$27,999	5%
Percentage of total revenue	16%		18%		16%		18%
Headcount (at period end):	259	(1)	221	17%	259	(1)	221	17%
(1) Includes 18 employees as a result of the acquisition of CAO!
Product development costs decreased by 1% to $9.6 million in the three months ended September 30, 2015, from $9.7 million in the comparable period in 2014.  This decrease relates to a decrease in compensation, outside labor, and associated costs for existing product development personnel of approximately $0.2 million. We will continue to invest in product development efforts to expand future product offerings as well allow our recent investments in our product offerings to materialize.
Product development costs increased by 5% to $29.5 million in the nine months ended September 30, 2015, from $28.0 million in the comparable period in 2014.  This increase relates to an increase in compensation and associated costs for additional and existing product development personnel of approximately $1.0 million to expand our product offerings and an increase in outsource labor of approximately $0.2 million. We continue to increase our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
Restructuring Costs
Restructuring costs consists of termination costs associated with a large customer contract that ended, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$—	$—	100%	$2,988	$—	100%
Percentage of total revenues	—%	—%		2%	—%
We incurred $3.0 million of restructuring costs for the nine months ended September 30, 2015. Restructuring costs were primarily due to approximately $1.7 million of termination costs associated with a large customer contract that ended and approximately $1.2 million of severance and other associated costs.
Amortization of Purchased Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,193	$407	193%	$3,683	$803	359%
Percentage of total revenues	2%	1%		2%	1%
Amortization expense for purchased intangibles increased by 193% and 359% to $1.2 million and $3.7 million in the three and nine months ended September 30, 2015, respectively, from $0.4 million and $0.8 million in the comparable periods in 2014. The increase is primarily attributable to our 2014 acquisitions of CAO!, Synchronite, NexGraph, and our investments in technology licenses.
Additional amortization expense in the amount of $0.8 million and $0.9 million is included in cost of revenue for the three months ended September 30, 2015 and 2014, respectively. Additional amortization expense in the amount of $2.4 million and $2.7 million is included in cost of revenue for the nine months ended September 30, 2015 and 2014.
Other (Expense) Income
Other (expense) income consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Other (expense) income	$(369)	$223	(265)%	$(371)	$184	(302)%
The decrease in other (expense) income in the three months ended September 30, 2015 from the comparable period 2014 is attributable to an increase in financial expense of approximately $0.5 million. Interest income decreased by $0.1 million in the three months ended September 30, 2015 from the comparable period in 2014.
Other (expense) income including financial expense increased by approximately $0.4 million in the nine months ended September 30, 2015 from the comparable period 2014. Interest income decreased by $0.1 million in the nine months ended September 30, 2015 from the comparable period in 2014.
(Benefit From) Provision For Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
(Benefit from) provision for income taxes	$(395)	$962	(141)%	$(2,721)	$507	(637)%
We recognized a tax benefit from income taxes of $0.4 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, an increase from the tax provision from income taxes of $1.0 million and $0.5 million in the comparable periods in 2014. Our effective tax rate was 33% for the nine months ended September 30, 2015. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Income (Loss)
We had net income of $1.9 million and a net loss of $5.5 million for the three and nine months ended September 30, 2015, respectively, and a net loss of $1.1 million and $3.1 million for the three and nine months ended September 30, 2014, respectively. Net income for the three and nine months ended September 30, 2015 includes a contingent earn-out adjustment for Contact At Once of approximately $3.2 million. Revenue increased by approximately $8.0 million and $28.2 million, respectively, while costs and expenses increased by approximately $5.7 million and $33.2 million, respectively, contributing to an increase in net income of approximately $2.3 million and an increase in net loss of $5.0 million for the three and nine months ended September 30, 2015, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$10,865	$14,931
Cash flows used in investing activities	(16,597)	(12,547)
Cash flows used in financing activities	(2,014)	(7,371)
As of September 30, 2015, we had approximately $40.8 million in cash and cash equivalents, a decrease of approximately $8.5 million from December 31, 2014. The decrease is primarily attributable to net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility, restricted cash used for collateral pledge associated with foreign currency forward contracts and cash used in financing activities to repurchase our common stock. This is partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees and cash provided by operating activities. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $10.9 million for the nine months ended September 30, 2015 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, an increase in accounts receivable, prepaid expenses, and a decrease in accounts payable and deferred revenue. Net cash used in operating activities was $14.9 million for the nine months ended September 30, 2014 and consisted primarily of a net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, an increase in accounts receivable, prepaid expenses, and accrued expenses, and a decrease in accounts payable.
Net cash used in investing activities was $16.6 million in the nine months ended September 30, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities and restricted cash associated with foreign currency forward contracts. Net cash used in investing activities was $12.5 million in the nine months ended September 30, 2014 and was due primarily to the purchase of fixed assets for our co-location facilities and our investments in technology assets, and our acquisitions of Synchronite and NexGraph.
Net cash used in financing activities was $2.0 million in the nine months ended September 30, 2015 and consisted primarily of the issuance of common stock and excess tax benefit for exercise of employee stock options, offset by the repurchase of our common stock and acquisition related payments. Net cash used in financing activities was $7.4 million in the nine months ended September 30, 2014 and consisted primarily of the repurchase of our common stock offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2013, March 31, 2014, June 30, 2014 and March 31, 2015. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, as well as in the quarterly periods ended September 30, 2014, December 31, 2014, June 30, 2015, and September 30, 2015. As of September 30, 2015, we had an accumulated deficit of approximately $98.1 million.
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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2015, was approximately $2.4 million and $5.9 million, respectively, and approximately $2.3 million and $6.9 million for the three and six months ended September 30, 2014, respectively.
As of September 30, 2015, our principal commitments were approximately $26.4 million under various operating leases, of which approximately is $ 2.8 million due in 2015. We currently expect that our principal commitments for the year ending December 31, 2015 will not exceed $9.0 million in the aggregate.
Our contractual obligations at September 30, 2015 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$26,411	$7,783	$9,129	$9,499	$—
Total	$26,411	$7,783	$9,129	$9,499	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and nine months ended September 30, 2015, the U.S. dollar appreciated by approximately 9% and 11%, respectively, as compared to the NIS. During the three and nine months ended September 30, 2015, expenses generated by our Israeli operations totaled approximately $14 million and $42 million, respectively. During 2015, we hedged this foreign currency risk exposure. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may continue to enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2015, we increased our allowance for doubtful accounts by $0.7 million. During 2014, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.3 million, principally due to an increase in sales. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings
On June 22, 2015, [24]7 Customer, Inc. (“[24]7”) filed suit against us in the Northern District of California alleging patent infringement. We believe the claims are entirely without merit and intend to defend them vigorously. We previously filed an intellectual property suit against [24]7. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. Discovery in the New York case is in process.
We routinely assess all of our litigation and threatened litigation as to the probability of ultimately incurring a liability, and record our best estimate of the ultimate loss in situations where we assess the likelihood of loss as probable.
From time to time, we are involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against us with respect to intellectual property, contracts, employment and other matters, as well as claims brought against our customers for whom we have a contractual indemnification obligation. We accrue for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event we determine that a loss is not probable, but is reasonably possible, and it becomes possible to develop what we believe to be a reasonable range of possible loss, then we will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, we will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to our financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.
From time to time, third parties assert claims against us regarding intellectual property rights, privacy issues and other matters arising in the ordinary course of business. Although we cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that we could incur, we currently believe that the final disposition of all existing matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, in the ordinary course of business, we are also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
None.
Purchase of Equity Securities by the Issuer
A summary of the Company’s repurchase activity for the three months ended September 30, 2015 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$7,771,186
7/1/2015 – 7/30/2015	24,000	$9.59	24,000	7,541,050
8/1/2015 – 8/31/2015	—	—	—	7,541,050
9/1/2015 – 9/30/2015	172,000	8.36	172,000	6,102,623
Total	196,000	$8.51	196,000	$6,102,623

(1)
On December 10, 2012, the Company announced that its Board of Directors approved a share repurchase program through June 30, 2014. Under the stock repurchase program, the Company was authorized to repurchase shares of the Company’s common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations.

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. As of September 30, 2015, approximately $6.1 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	November 9, 2015	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 9, 2015	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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