Form 10-K/A
period 2014-12-31
LIVEPERSON INC
filed 2016-01-22
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

LivePerson, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2014 originally filed with the Securities and Exchange Commission on March 12, 2015 (the “2014 Form 10-K”) solely for the purpose of filing a revised consent of BDO USA, LLP (“BDO”), an independent registered public accounting firm. The consent filed by the Company as Exhibit 23.1 of the 2014 Form 10-K inadvertently referenced an audit report date of March 6, 2015. The correct audit report date was March 12, 2015.

No item of or disclosures appearing in the Company’s 2014 Form 10-K are affected by this filing other than the consent described above. This report on Form 10-K/A is presented as of the filing date of the 2014 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following exhibits are filed as part of this Form 10-K/A:

23.1 Consent of BDO USA, LLP
31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 2016.

LIVEPERSON, INC.

By:	/s/ Daniel R. Murphy
Name: Daniel R. Murphy
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002