Form 10-K
period 2015-12-31
LIVEPERSON INC
filed 2016-03-15
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $505,401,579 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 26, 2016, 57,378,907 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file subsequent to the date herof, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a leading provider of mobile and online messaging technologies that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers by offering messaging as a preferred channel of communication. Messaging diminishes the need to rely on email systems or call a 1-800 number. Brands leverage LivePerson’s sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, and cobrowsing offerings to proactively engage with consumers through m-dot sites, mobile apps, the desktop, social media and third-party consumer messaging platforms. More than 18,000 businesses, including Adobe, Bankers Trust, Citibank, HSBC, IBM, Orbitz, PNC, The Home Depot, and Walt Disney employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
Our campaign-based messaging enables the brand to target the right consumer at the right time on a brand’s site by leveraging proprietary analysis and data-driven intelligence. According to our internal measures, during 2015, we monitored an average of 2.7 billion visitor sessions per month across our customers’ websites. The data we gather and analyze from these sessions, on behalf of our customers, spans the breadth of an online or mobile visitor session, starting from an initial keyword search or application login, through actions on our customer’s website or mobile application, and even into a shopping cart and an executed sale.
LivePerson combines this session data with other historical, behavioral, and operational information to develop insights into each step of a consumer’s journey for sales and service transactions. These unique, industry- and use-case specific insights are then mapped to each brand’s business goals in order to deliver successful campaign outcomes.
     LivePerson’s products, coupled with our domain knowledge, industry expertise and consulting services, have been proven to maximize the effectiveness of consumer engagement. Our business solutions deliver measurable return on investment by enabling our customers to:

•	accelerate sales cycles, increase conversion rates, increase average order value and reduce abandonment by intelligently engaging website visitors;

•	redirect spending from driving traffic to spending on visitor conversions;

•	increase consumer satisfaction, improve the overall digital experience, and enhance retention and loyalty, while reducing customer service costs;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return;

•	lower operating costs in the contact center by deflecting costly phone and email interactions and improving agent efficiency;

•	increase lead generation by providing a single messaging platform that engages consumers through advertisements and listings on branded and third-party websites;

•	increase mobile app retention and engagement by providing a connected messaging experience and turning an app into an engaging support app; and

•	maintain a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms.

We continue to invest in products that can leverage the value of our proprietary data to provide new and innovative solutions for our customers.
As a “cloud computing” or software-as-a-service (SaaS) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership, scalability, cost predictability, and simplified upgrades. Organizations that adopt a fully-hosted, multi-tenant architecture that is maintained by LivePerson eliminate the majority of the time, server infrastructure costs, and IT resources required to implement, maintain, and support traditional on-premise software.
     Our consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on The NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with U.S. offices in Alpharetta (Georgia) and San Francisco, and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Redding (UK), and Tokyo.
Market Opportunity
LivePerson's technology platform offers a sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery and cobrowsing offerings to proactively engage with consumers through m-dot sites, mobile apps, websites and social media. These brand-to-consumer messaging capabilities provide an alternative channel of communication to calling a 1-800 number and empower brands to run messaging-based business campaigns on their websites.
Globally, brands predominately promote calling the 1-800 number as the primary means of contact with consumers. According to a 2013 IBM report, approximately 270 billion calls are made to contact centers each year. We believe that brands can move a portion of these calls onto our LiveEngage platform by offering messaging as an alternative channel of communication to voice.
Industry reports suggest challenges with the traditional channel of calling 1-800 numbers. Roughly 50% of calls to 1-800 numbers go unresolved, according to IBM, and a 2014 Harris Interactive survey found that “81% of all consumers agree that it is frustrating to be tied to a phone or computer to wait for customer service help.” Research by enterprise analytics firm Mattersight, reinforces this view, with 74% of consumers feeling that call centers are getting worse or at best staying the same. The risk of poor customer service is material, according to Harris Interactive, which found that 89% of consumers will leave and go to a competitor due to bad customer experiences.
We believe that digital messaging has surpassed voice as the consumer's preferred channel of communication. WhatsApp users send more than 30 billion messages a day and, according to Portio Research, people worldwide were forecasted to send an estimated 23 billion text messages a day in 2015. The International Smartphone Mobility Report by mobile data tracking firm Infomate found that U.S. smartphone users send and receive five times as many texts as compared to phone calls each day. In total, Americans spend about 26 minutes a day texting, as compared to six minutes a day on voice calls. A survey by transportation booking app, Hailo, found that making phone calls has dropped to the sixth most popular use of a mobile device, behind sending messages, receiving messages, checking email, surfing the Web, and using the alarm clock. The adoption of messaging has not been constrained to younger generations. According to a 2014 comScore report, for ages 55 and older, two of the top ten apps by time spent are messaging apps.
We believe consumer preference has shifted to messaging versus voice because it saves time and sustains a continuous connection with the other party. Individuals can send and respond to messages when it suits their need, as opposed to dedicating blocks of time to making voice calls. According to Forrester Research's Customer Experience Survey, 77% of US online adults say that valuing their time is the most important thing a company can do to provide them with good service. Harris Interactive data supports this view: “64% of consumers with texting capabilities would prefer to use texting over voice as a customer service channel.” An Amdocs global consumer survey had a similar finding, with 76% of consumers stating they would rather use a mobile app than call the contact center.
Messaging also presents a potential cost savings benefit to brands versus voice, as skilled agents can typically manage multiple text-based conversations simultaneously, but only one voice call at a time.
    LivePerson also anticipates stronger demand for campaign-based messaging on our customers' websites as e-commerce continues to become more mainstream.
According to Forrester Research “74% of U.S. and 65% of European online adults now regularly shop online,” and “28% of online sales now flow through mobile devices.” According to Goldman Sachs, by 2018, there will be roughly as much global mobile commerce ($626 billion) as there was global e-commerce in 2013. Forrester estimates that U.S. online retail sales reached $334 billion in 2015, or 10% of all sales, up from $263 billion or 8% of sales in 2013. E-commerce is projected to climb at a 10% compound annual growth rate to $480 billion in 2019.
Although brands are investing to capture their share of eyeballs on the Web, spending to capture sales from those visitors attracted to their sites has lagged and conversion rates have stagnated. According to a recent eConsultancy report, for every $92 spent by retailers to attract a visitor to their website, approximately $1 is spent on efforts to convert each visitor. We believe that conversion rates can be improved through optimized on-site engagement, and that this represents an opportunity for our messaging solutions on both desktop and mobile channels. LivePerson customers have demonstrated increases in website sales of greater than 20% and boosts in average order value by as much as 35%, while lowering the cost of engagement relative to voice or email. A 2013 Customer Service Benchmark by eDigitalResearch also found that “live chat has the highest satisfaction levels for any customer service channel, with 73%, compared with 61% for email and 44% for phone.”

These drivers are likely a key factor in the steady uptake of campaign-based messaging. According to Forrester Research, chat adoption by consumers has increased to 58% in 2014 from 43% in 2012.
We believe that LiveEngage, LivePerson’s enterprise-class, cloud-based platform, will enable LivePerson to deliver increased value to brands as the software is purpose built for messaging in mobile and online channels, designed for ease of use, and features robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. The LiveEngage platform, in concert with our enterprise references, best-in-class scalability and security, domain knowledge, global footprint, consulting organization and customer value managers, also uniquely positions LivePerson to optimize the effectiveness of real-time, campaign-based messaging and create a viable alternative to the traditional channel of calling the 1-800 number.
Strategy
The key elements of LivePerson’s business solutions strategy include:
Strengthening Our Position in both Existing and New Markets and Growing Our Recurring Revenue Base. LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its installed base. We will continue to focus primarily on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality within both our enterprise and midmarket sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We plan to leverage our new LiveEngage platform to increase adoption of real-time, campaign-based messaging across our customer’s online properties and also to expand with brands interested in using our mobile messaging platform to address a portion of calls traditionally made to 1-800 numbers. We intend to capitalize on our growing base of existing customers by collaborating with them to optimize the value and effectiveness they derive from our services. Continuing to grow our customer base and signing larger, more strategic deals will enable us to strengthen our recurring revenue stream.
     Fuel Increased Usage by Expanding our Engagement Tools and Offering Platform Pricing. Today, our customers intelligently engage with approximately two percent of their website visitors via real-time messaging. As part of our strategy, we are striving to provide our brands with the ability to intelligently engage a greater proportion of their customers, both via mobile and web channels. In 2011, we began expanding on our market leading real-time messaging product by adding new technologies, including content engagement, transcript analytics and voice solutions. In 2014, we introduced LiveEngage, our first offering that seamlessly integrates all of our messaging technologies into a single platform. Our next-generation LiveEngage platform delivers sophisticated real-time data dashboards, integrated campaign management, voice-of-the customer capabilities, and advanced out-of-the-box mobile messaging engagement. With mobile adoption accelerating, LivePerson designed LiveEngage to seamlessly integrate across devices and offer rich, contextually aware targeting and personalized experiences. We also began offering a new platform pricing model, which provides brands access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe this model is more attractive and will lead to increased usage versus our historic approach of requiring brands to negotiate each agent seat and product license separately.
Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.
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
     International Presence. In 2015, LivePerson generated positive results from recent investments in direct sales and services personnel in the United Kingdom and Western Europe. International revenue increased 11% year over year to a record $79 million in 2015 from $71 million in 2014, despite approximately $10 million of adverse foreign currency exchange impact. We also continued to focus on expanding our presence in the Asia Pacific region, forging a new partnership with NTT Solco, a subsidiary of telecom firm NTT Docomo. This relationship complements our existing partnerships in the region with Information Services International-Dentsu, Ltd. (ISID), Vixia, and Dentsu Razorfish, group subsidiaries of Dentsu Inc., Japan's largest advertising agency.

     Continuing to Build Brand Recognition. As a pioneer of brand-to-consumer digital messaging, LivePerson enjoys strong brand recognition and credibility. Our focus on creating meaningful connections among employees, with our customers, and between brands and their consumers, is a key component of our culture and our market strategy. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for brand-to-consumer messaging. In addition, we continue to develop relationships with the media, industry analysts and relevant business associations to enhance awareness of our leadership within the industry. Our brand name is also visible to both business users and consumers. When a consumer messages a customer care professional on a brand’s website, our brand name is usually displayed on the dialog messaging window. We believe that this high-visibility placement will continue to create brand awareness for our solutions.
      Increasing the Value of Our Service to Our Customers. We regularly add both new products and services, and new features and functionality to our existing services to further enhance value to our customers. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. We continue to enhance our reporting, analysis, and administrative tools as part of our overall portfolio of services, as well as our ability to capture, analyze, and report on the substantial amount of online activity data we collect on behalf of our customers to further our customers’ online strategies. Our customers may use these capabilities to increase productivity, manage call center staffing, develop one-to-one marketing tactics, and pinpoint consumer engagement opportunities. Through these and other innovations, we intend to reinforce our value proposition to customers, which we believe will result in additional revenue from new and existing customers over time.
     Evaluating Strategic Alliances and Acquisitions When Appropriate. We have successfully integrated several acquisitions over the past decade. In addition to our acquisition of Engage referenced above, most recently we acquired Contact At Once!, LLC. (“CAO!”), a unique messaging platform with leading market share in the automotive industry. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic transactions or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic transactions.
 Products and Services
LivePerson’s hosted platforms power intelligent messaging on m-dot sites, mobile apps, the desktop, and third-party consumer messaging and social media platforms. Our business-to-business services are all managed from a single workspace. By supplying a complete, unified consumer view, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.
     LiveEngage.   LiveEngage, LivePerson’s enterprise-class, cloud-based engagement platform, delivers actionable insights, empowering businesses to get the most out of their existing online, mobile and social platforms by intelligently engaging consumers based on a real-time understanding of consumer needs. LiveEngage combines sophisticated engagement technology with robust business intelligence and big data to produce compelling, measurable results for e-commerce, marketing, and contact center executives. LiveEngage enables the combination of real time on-site data with off-site behavioral data with a broad set of consumer and business data, including historical and operational data enabling proprietary analytics to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle.
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
LiveEngage mobile and messaging technologies are built to provide meaningful connections between brands and consumers, from any mobile or messaging application. A specific messaging software development kit is available to completely customize and incorporate into any brand’s app. The LiveEngage messaging API also provides the option to bring messaging from any third party apps such as Facebook or text messages directly into the LiveEngage platform.
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
Consumer Offering. Our consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.
 Customers
Our business operations customer base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers online. We plan to continue to focus on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries, as well as the SMB sector, within the United States and Canada, Latin America, Europe and the Asia-Pacific region. We continue to invest in sales and support personnel in the United Kingdom, Australia and Western Europe. We are also working with sales and support partners in North America and our international locations.
     No single customer accounted for or exceeded 10% of our total revenue in 2015.
 Sales and Marketing
 Sales
We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels:
Direct Sales.   Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our customers’ strategic initiatives. Our sales and marketing-focused solutions are targeted at business executives whose primary responsibility is maximizing digital consumer acquisition and driving website and mobile business outcomes. These executives have a vested interest in improving the overall digital experience, increasing conversion rates, increasing application completion rates and increasing average order value, as well as enhancing consumer satisfaction. The value proposition for our customer service-focused solutions appeals to professionals who hold both top and bottom line responsibility for consumer service and technical support functions within their organization, as well as enhancing consumer satisfaction. Our proactive service solution enables these organizations to provide effective consumer service by deflecting costly phone calls and emails to the more cost efficient chat channel. LivePerson supports any organization with a company-wide strategic initiative to improve the overall online consumer experience.
Our focus on creating meaningful connections among employees, with our customers, and between our customers and their consumers, is a key component of our culture and our market strategy. Our annual user conference, Aspire, is run in a format that seeks to maximize the opportunity for creating meaningful connections between our customers. Our unique culture permeates all facets of our organization. We were recognized in 2015 by Crain’s as one of “NYC’s best places to work,” and received a SmartCEO Corporate Culture Award from SmartCEO Magazine for our distinct culture of “creating meaningful connections.”
In 2014, LivePerson modified its sales structure to better align the Company's resources with targeted market segments. Our full service group consists of direct sales and customer success teams focused on mid-market, enterprise and global strategic customers and prospects. For our large and more complex customers, our sales methodology often begins with research and discovery meetings that enable us to develop a deep understanding of the value drivers and key performance metrics of a prospective customer. We then present an analytical review detailing how our solutions and industry expertise can affect these value drivers and metrics. Once we validate solution capabilities and prove financial return on investment, we transition to a program management model wherein we work hand-in-hand with the customer, providing detailed analysis, measurements and recommendations that help optimize their performance and ensure ongoing program success.
Our self-service group focuses primarily on small business customers and prospects. Self service is a scalable online channel that enables organizations to download and pay for subscriptions to LiveEngage through our website, www.LivePerson.com. Sales and service are supported via live chat on our website. Our customer acquisition strategy centers on leveraging customer word-of-mouth, our leading brand name, online marketing and partnerships.
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

 Customer Support
     Our Professional Services group provides deployment support and ongoing business consulting to enterprise and mid-market customers and maintains involvement throughout the engagement lifecycle. All LivePerson customers have access to 24/7 help desk services through chat, email and phone.
 Marketing
     Our marketing efforts in support of our business operations are organized around the needs, trends and characteristics of our existing and prospective customer base. Our deep relationship with existing customers fosters continuous feedback and critical data analysis, thereby allowing us to develop and refine marketing programs that drive adoption across multiple customer segments. We have a global team, spread across key geographies that is focused on marketing our brand, products and services to executives responsible for the digital channel and consumer service operations of their organization. The global team is committed to marketing in a common voice, but is focused on delivering localized campaigns depending on the region. Our main focus is on the automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our LiveEngage platform, and supporting key areas of business including small business, international and the channel. We aim to achieve this by delivering high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.
 Our marketing strategy also encompasses a strategic communications approach that integrates public relations, social media, and analyst/influencer relations. We are focused on using those channels to communicate our brand value, to those key stakeholders, to increase overall brand and technology awareness. Communications seeks to highlight key customer success stories, and promote executive thought leadership via contributed content, speaking opportunities and press interviews, to raise LivePerson’s profile and reinforce our position as an industry leader.
 Competition
The markets for digital engagement technology and web and mobile based consumer-facing services are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pricing pressure. If we are unable to continue to innovate in the markets in which we compete, or our competitors are more successful than us at developing compelling new products and services or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.
We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:

•
technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions such as, eGain, Genesys, Oracle, Salesforce.com, and TouchCommerce;

•	service providers that offer basic messaging products or services with limited functionality free of charge or at significantly reduced entry level prices;

•
social media, social listening, messaging, e-commerce, and/or data and data analytics companies, such as Facebook, Google, and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing B2B solutions;

•	customers that develop and manage their messaging solutions in-house; and

•	companies that provide cross-category and vertical-specific advice, such as About.com, UpWork and Yahoo Answers.
In addition, many of our current and potential competitors have substantial competitive advantages, such as greater brand recognition, significantly larger financial, marketing, and resource and development budgets, access to larger customer and/or consumer bases, larger and more established marketing and distribution relationships, and/or more diverse product and service offerings. As a result, these competitors may be able to respond more quickly and effectively than we can to any change in the general market acceptance of messaging services or any new or changing opportunities, technologies, standards, pricing strategies or customer requirements. Also, because of these advantages, potential customers may select a competitor’s products and services, even if our services are more effective. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Technology
Three key technological features distinguish the LivePerson services:

•
We support our customers through a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the United Kingdom and are supported by a top-tier backup server facility located in The Netherlands. In the Asia Pacific region, our primary and backup servers are hosted in fully-secured, top-tier, third-party server centers located in Australia. Nearly all of our larger customers outside of the United States are hosted within our UK- and Australia-based facilities. By managing our servers directly, we maintain greater flexibility and control over the production environment allowing us to be responsive to customer needs and to continue to provide a superior level of service. Utilizing advanced network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season.

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
Government Regulation
We and our customers are subject to a number of laws and regulations in the United States and abroad, including laws related to conducting business on the Internet, such as laws regarding privacy, data protection, information security, cybersecurity, restrictions or technological requirements regarding the collection, use, storage, protection or transfer of consumer data, content, consumer protection, internet (or net) neutrality, advertising, electronic contracts, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the United States. The scope and interpretation of the laws and other obligations that apply to us, including those related to user privacy and data security, are often uncertain and may be conflicting, particularly laws and obligations outside the United States. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial cost and could negatively impact our brand, reputation and business.
U.S. and international privacy laws and regulations are evolving and changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities, customers or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and government, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which will likely become effective in 2018 and will apply across the European Union.. The GDPR is expected to replace the prior data protection directive and will impose significantly greater compliance burdens on companies with users and/or operations in the European Union and to provide for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue for noncompliance. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR may also impose technological requirements in connection with the conduct of our business, and could impact how data protection is addressed in our customer agreements. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (e-Privacy) Directive to, among other things, amend the current directive’s rules on the use of cookies and other tracking technologies. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, which has a significant impact on the transfer of data from the European Union to U.S. companies, including us. While we have other legally recognized mechanisms in place that we believe allow for the lawful transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to LivePerson entities outside the European Union. Recently, the United States and the European Union agreed in principle upon the Privacy Shield as a potential replacement for the Safe Harbor, but it has not yet been finalized, published or interpreted. The Privacy Shield may add significant requirements that could impact our business and result in substantial expense, and changes to our operations, to implement, and it is unclear that it will be appropriate for us. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. If our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may take measures that harm our business by, for example, disparaging our reputation and our business, which may have a material adverse effect on our results of operations and financial condition. In addition, privacy concerns may cause Internet users to avoid online sites that collect various forms of data or to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of security and privacy concerns, whether or not valid, could inhibit sales and market acceptance of our products and services.
Businesses using our products and services may collect data from their website users. Various federal, state and foreign government bodies and agencies impose laws regarding collection, use and retention of data from website visitors. We offer our customers a variety of data security procedures and practices, such as encryption for data at rest and masking algorithms for sensitive data prior to transfer to our database, in an effort to protect information. Changes to applicable laws and how they are interpreted relating to data security and other consumer protection areas could significantly increase the cost to us and our customers of regulatory compliance and could negatively impact our business.
For instance, some states in the United States have enacted legislation designed to protect consumer privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer, is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods that we employ constitute “spyware” or are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. If, for example, the scope of the previously mentioned “spyware” legislation were changed to include web analytics, such legislation could apply to the technology we use and potentially restrict our ability to conduct our business.
In addition, regulatory authorities and governments around the world are considering a number of legislative and regulatory proposals concerning privacy, collection and use of website visitor data, data storage, data protection, content regulation, cybersecurity, government access to personal information, online advertising, email and other categories of electronic spam, and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may be technologically challenging for us. For example, some jurisdictions, including the United States, are considering whether the collection of anonymous data may invade the privacy of website visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services.
It is also likely that, as our business grows and evolves, an increasing portion of our business shifts to mobile, and our solutions are offered and used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We could need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements. It is difficult to predict how existing laws will apply to our business and what new laws and legal obligations we may become subject to. If we are not able to comply with these laws or other legal obligations, or if we become liable under them, we may be forced to implement material changes to our business practices, delay release of new and enhanced services and expend substantial resources, which would negatively affect our business, financial condition and results of operations. In addition, any increased attention focused on liability issues, or as a result of regulatory fines or lawsuits, could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:
Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as the proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.
The U.S. Federal Trade Commission, or FTC, in particular has aggressively investigated and brought enforcement actions against companies that fail to comply with their privacy or data security commitments to consumers, or fail to comply with regulations or statutes such as the Children’s Online Privacy Protection Act. Any investigation or review of our practices may require us to make changes to our products and policies, which could harm our business. Currently there are many proposals by lawmakers and industry groups in this area, both in the United States and overseas, which address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Further, regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.
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
     Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services have been and may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted or may assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Employees
     As of December 31, 2015 we had 1,006 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.
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
Risks Related to Our Business
Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our common stock.
We have in the past incurred, and may in the future incur, losses and experience negative cash flows, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may result from a variety of factors, many of which are outside of our control. Some of the important factors that may cause our revenue and operating results to fluctuate include:

•	our ability to attract and retain new customers;

•	our ability to retain and increase sales to existing customers;

•	our customers’ demand for our services and business success;

•	consumer demand for our services;

•	the introduction of new services by us or our competitors;

•	changes in our pricing models or policies or the pricing policies of our current and future competitors;

•	continued adoption by companies of mobile and cloud-based messaging solutions;

•	continued adoption by experts and consumers of web-based advice services;

•	our ability to avoid and/or manage service interruptions, disruptions, or security incidents;

•	exposure to foreign currency exchange rate fluctuations; and

•	the amount and timing of capital expenditures and other costs related to operation and expansion of our business, including those related to acquisitions.
Our revenue and operating results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and cloud computing; and

•	general economic and political conditions.
As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely upon these comparisons or our past results as indicators of our future performance. Due to the foregoing factors, it is possible that our operating results in one or more future quarters may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this occurs, the trading price of our common stock could decline significantly.
The markets in which we participate are highly competitive, and we may lose customers and revenue if we are not able to innovate or effectively compete.
The markets for digital engagement technology, and web and mobile based consumer-facing services, are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pricing pressure. If we are unable to continue to innovate in the markets in which we compete, or our competitors are more successful than us at developing compelling new products and services or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.
We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:

•
technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions, such as eGain, Genesys, Oracle, Salesforce.com and TouchCommerce;

•	service providers that offer basic messaging products or services with limited functionality free of charge or at significantly reduced entry level prices ;

•
social media, social listening, messaging, e-commerce, and/or data and data analytics companies, such as Facebook, Google and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing solutions;

•	customers that develop and manage and their messaging solutions in-house; and

•	companies that provide cross-category and vertical-specific advice, such as About.com, UpWork and Yahoo Answers.
In addition, many of our current and potential competitors have substantial competitive advantages, such as greater brand recognition, significantly larger financial, marketing, and resource and development budgets, access to larger customer and/or consumer bases, larger and more established marketing and distribution relationships, and/or more diverse product and service offerings. As a result, these competitors may be able to respond more quickly and effectively than we can to any change in the general market acceptance of messaging services or any new or changing opportunities, technologies, standards, pricing strategies or customer requirements. Also, because of these advantages, potential customers may select a competitor’s products and services, even if our services are more effective. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
The success of our business depends on retention of existing customers and their purchase of additional services, migration of existing customers to our new platform, and attracting new customers and new consumer users of our consumer services.
Our customers typically subscribe for our services for a twelve month term and may have no obligation to renew their subscription after expiration of the twelve month term. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, reduce the amount of services purchased, or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead customers to terminate our service. In addition, in 2014 we introduced LiveEngage, our first offering that integrates all of our messaging technologies into a single platform. If we are unable to continue to timely and effectively migrate our existing customers to the new platform, or if existing customers are reluctant or unwilling to migrate, we may lose customers and our revenue and operating results could be negatively impacted.
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
Our results of operations may be adversely impacted due to our exposure to foreign currency exchange rate fluctuations.
We conduct business in currencies other than the U.S. dollar in Europe, Australia, Japan and Israel. As we continue to expand our international operations we become more exposed to the effects of fluctuations in currency exchange rates. As a result of the expanding size and scope of our international operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar has increased.
Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during 2015 we experienced a foreign currency exchange impact of approximately five percent, or approximately $10 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In January 2015, we began hedging a portion of our foreign currency exchange rate exposure; however, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may nonetheless adversely affect our net income (loss). We may seek to enter into additional hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.
Our business is subject to a variety of U.S. and international laws and regulations regarding privacy, and increased public scrutiny of privacy and security issues could result in increased government regulation, industry standards and other legal obligations that could adversely affect our business.
We collect, process, store and use personal data and other information generated during mobile and online messaging between brands and consumers and between experts and consumers. We post our privacy policies and practices on our websites and we also often include privacy commitments in our contracts. Our business is subject to numerous federal, state and international laws and regulations regarding privacy, security, data collection, storage, use and transfer, and the use of cookies and similar tracking technologies. To the extent that additional legislation regarding Internet user privacy is enacted, such as legislation governing the collection and use of information regarding Internet users through the use of cookies or similar technologies, the effectiveness of our services could be impaired by restricting us from collecting or using information that may be valuable to our customers and/or exposing us to lawsuits or regulatory investigations. The foregoing could have a material adverse effect our business, results of operations and financial condition.
The scope of U.S. and international privacy laws and regulations is evolving and changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities, customers or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and government, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which will likely become effective in 2018 and will apply across the European Union.. The GDPR is expected to replace the prior data protection directive and will impose significantly greater compliance burdens on companies with users and/or operations in the European Union and to provide for considerable fines up to the higher of 20 million Euors and 4% of global annual revenue for noncompliance. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR may also impose technological requirements in connection with the conduct of our business, and could impact how data protection is addressed in our customer agreements. The European Union is also considering an update to the EU’s Privacy and Electronic Communications (e-Privacy) Directive to, among other things, amend the current directive’s rules on the use of cookies and other tracking technologies. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program (“Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, which has a significant impact on the transfer of data from the European Union to U.S. companies, including us. While we have other legally recognized mechanisms in place that we believe allow for the lawful transfer of EU member and customer and employee information to the United States, it is possible that these mechanisms may also be challenged or evolve to include new legal requirements that could have an impact on how we move data from the European Union to LivePerson entities outside the European Union. Recently, the United States and the European Union agreed in principle upon the Privacy Shield as a potential replacement for the Safe Harbor, but it has not yet been finalized, published or interpreted. The Privacy Shield may add significant requirements that could impact our business and result in substantial expense, and changes to our operations, to implement, and it is unclear that it will be appropriate for us. In response to these regulatory changes, we may have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on us. If our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may take measures that harm our business by, for example, disparaging our reputation and our business, which may have a material adverse effect on our results of operations and financial condition. In addition, privacy concerns may cause Internet users to avoid online sites that collect various forms of data or to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of security and privacy concerns, whether or not valid, could inhibit sales and market acceptance of our products and services.

Our business is subject to a variety of U.S. and foreign laws, and existing, new and developing regulatory or other legal requirements could subject us to claims or materially impact our business.

We and our customers are subject to a number of laws and regulations in the United States and abroad, including laws related to conducting business on the Internet, such as laws regarding privacy, data protection, information security, cybersecurity, restrictions or technological requirements regarding the collection, use, storage, protection or transfer of consumer data, content, consumer protection, internet (or net) neutrality, advertising, electronic contracts, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. . Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Often, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the United States. The scope and interpretation of the laws and other obligations that apply to us, including those related to user privacy and data security, are often uncertain and may be conflicting, particularly laws and obligations outside the United States. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial cost and could negatively impact our brand, reputation and business.
Businesses using our products and services may collect data from their website users . Various federal, state and foreign government bodies and agencies impose laws regarding collection, use and retention of data from website visitors. We offer our customers a variety of data security procedures and practices, such as encryption for data at rest and masking algorithms for sensitive data prior to transfer to our database, in an effort to protect information. Changes to applicable laws and how they are interpreted relating to data security and other consumer protection areas could significantly increase the cost to us and our customers of regulatory compliance and could negatively impact our business.
For instance, some states in the United States have enacted legislation designed to protect consumer privacy by prohibiting the distribution of “spyware” over the Internet. Such legislation typically focuses on restricting the proliferation of software that, when installed on an end user’s computer, is used to intentionally and deceptively take control of the end user’s machine. We do not believe that the data monitoring methods that we employ constitute “spyware” or are prohibited by applicable laws. However, federal, state and foreign laws and regulations, many of which can be enforced by government entities or private parties, are constantly evolving and can be subject to significant changes in application and interpretation. If, for example, the scope of the previously mentioned “spyware” legislation were changed to include web analytics, such legislation could apply to the technology we use and potentially restrict our ability to conduct our business.
In addition, regulatory authorities and governments around the world are considering a number of legislative and regulatory proposals concerning privacy, collection and use of website visitor data, data storage, data protection, content regulation, cybersecurity, government access to personal information, online advertising, email and other categories of electronic spam, and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may be technologically challenging for us. For example, some jurisdictions, including the United States, are considering whether the collection of anonymous data may invade the privacy of website visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services.
It is also likely that, as our business grows and evolves, an increasing portion of our business shifts to mobile, and our solutions are offered and used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We could need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements. It is difficult to predict how existing laws will apply to our business and what new laws and legal obligations we may become subject to. If we are not able to comply with these laws or other legal obligations, or if we become liable under them, we may be forced to implement material changes to our business practices, delay release of new and enhanced services and expend substantial resources, which would negatively affect our business, financial condition and results of operations. In addition, any increased attention focused on liability issues, or as a result of regulatory fines or lawsuits, could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:
Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as the proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.
The FTC in particular has aggressively investigated and brought enforcement actions against companies that fail to comply with their privacy or data security commitments to consumers, or fail to comply with regulations or statutes such as the Children's Online Privacy Protection Act. Any investigation or review of our practices may require us to make changes to our products and policies, which could harm our business. Currently there are many proposals by lawmakers and industry groups in this area, both in the United States and overseas, which address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Further, regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.
If we are unable to effectively operate on mobile devices, our business could be adversely affected.
The number of people who access the Internet and complete transactions over the Internet through devices other than desktop computers, including smart phones, handheld tablets and mobile telephones, has increased dramatically in the past few years and is projected to continue to increase. To address these developments, we continue to extend our products and services to support messaging on mobile phone and tablet applications belonging to our company and our customers. If the mobile solutions we have developed do not meet our customers’ needs or the needs of their website visitors, or create new risks related to privacy and security, we may fail to retain existing customers and we may have difficulty attracting new customers, and also be subject to investigations, litigation or reputational harm. If we are unable to rapidly innovate and grow mobile revenue, or if we incur excessive expenses in this effort, our financial performance and ability to continue to grow overall revenue may be negatively affected.
Additionally, our mobile phone and tablet applications and those of our customers depend on their interoperability with popular mobile operating systems, networks and standards that we and they do not control, such as Android and iOS operating systems, and any changes in such systems and terms of service that degrade the functionality of our solutions or give preferential treatment to competitive products could adversely affect our revenue. We may not be successful in developing products that operate effectively with these technologies, systems, networks or standards.  As new devices and platforms are continually being released, it is difficult to predict the challenges we may encounter in developing versions of our solutions for use on these alternative devices.
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
If any of our new services, including upgrades to our current services, do not meet our customers’ or Internet users’ expectations, we could lose customers and our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.

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
Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could harm our business.
Our customers and potential customers do business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators in certain industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or that require financial services providers to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed. In addition, an inability to satisfy the standards of certain third-party certification bodies that our customers may expect, such as the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If we are unable in the future to achieve or maintain these industry-specific certifications or comply with other similar requirements or standards that are relevant to our customers, our business and our revenue may be adversely impacted.
In some cases, industry-specific laws, regulations or interpretive positions may also apply directly to us as a service provider. Any failure or perceived failure by us to comply with such requirements could have a material adverse impact on our business and results of operations.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2015, we determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.
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
Our business depends significantly on our ability to retain our key personnel, attract new personnel, and manage attrition.
Our success depends largely on the continued services of our senior management team. The loss of one or more members of senior management could have a material adverse effect on our business, results of operations and financial condition. We are also substantially dependent on the continued service of other key personnel, including key sales executives responsible for revenue generation and key development personnel accountable for product and service innovation and timely development and delivery of upgrades and enhancements to our existing products and services. Changes to senior management and key employees could also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products and services and upgrade existing products and services on a timely basis, which could significantly help our competitors.
In the technology industry, there is substantial competition for key personnel, including skilled engineers, sales executives and operations personnel. We may not be able to successfully recruit, integrate and retain qualified personnel in the future, which could harm our business. If our retention and recruitment efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require in order to join our company.
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
If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could adversely impacted.
As part of our business strategy, we have made and will continue to make acquisitions to add complementary businesses, products, technologies, revenue and intellectual property rights. We have made a number of acquisitions during the past decade, including three in 2014. In November 2014, we acquired Contact At Once!, LLC, a software company with a cloud-based platform that instantly connects consumers with businesses through instant messaging, text messaging, chat, social media and video over the internet for consumer-to-business sales conversions. In June 2014, we acquired Synchronite LLC, a German based start-up that provides co-browsing technology, and in March 2014, we acquired NexGraph, LLC, a company focused on analytic solutions.
Acquisitions and investments involve numerous risks to us, including:

•	potential failure to achieve the expected benefits of the combination or acquisition;

•	difficulties in integrating operations, technologies, products and personnel;

•	diversion of financial and management resources from efforts related to existing operations;

•	risks of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential loss of our existing key employees or key employees of the company we acquire;

•	inability to maintain relationships with customers and partners of the acquired business

•	inability to generate sufficient revenue to offset acquisition or investment cost;

•	potential unknown liabilities associated with the acquired businesses; and

•	the tax effects of any such acquisitions.
These difficulties could disrupt our ongoing business, expose us to unexpected costs, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

We may be unsuccessful in expanding our operations internationally and/or into direct-to-consumer services due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks, which could adversely affect our results of operations.
We opened an office in France in 2015, an office in Italy in 2014, and offices in Germany, Japan and the Netherlands in 2013, and we also have operations in the United Kingdom, Australia and Israel. . We have also continued to invest in global e-commerce initiatives and in acquisitions. For example, in November 2014, we acquired “Contact At Once!, LLC” a software company with a cloud-based platform that instantly connects consumers with businesses through instant messaging, text messaging, chat, social media and video over the internet for consumer-to-business sales conversions. In 2014 we also acquired Synchronite LLC, a German based start-up that provides co-browsing technology, and NexGraph, LLC, a company focused on analytic solutions. Our ability to continue to expand into international markets and in the online consumer market involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.
Our international operations and direct-to-consumer services may also fail due to other risks inherent in foreign and/or online consumer operations, including:

•
varied, unfamiliar, unclear and changing legal and regulatory restrictions, including different legal and regulatory standards applicable to Internet services, communications, privacy, and data protection;

•	difficulties in staffing and managing foreign operations;

•	differing intellectual property laws that may not provide sufficient protection for our intellectual property;

•	adverse tax consequences;

•	difficulty in addressing country-specific business requirements and regulations;

•	fluctuations in currency exchange rates;

•	strains on financial and other systems to properly administer VAT and other taxes;

•	different consumer preferences and requirements in specific international markets; and

•
legal, compliance, political or systemic restrictions on the ability of United States companies to do business in foreign countries, including but not limited to possible compliance issues involving the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions.

Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. We may find it impossible or prohibitively expensive to continue expand internationally or we may be unsuccessful in our attempt to do so, and our results of operations could be adversely impacted. In addition, violations of any foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.
Failures or security breaches in our services or systems, those of our third party providers, or in the websites of our customers, including those resulting from cyber-attacks, security vulnerabilities, defects or errors, could harm our business.
While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, computing device vulnerabilities, cyber-attacks and other security incidents continue to evolve in sophistication and frequency. While technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. Our security measures may also be breached due to the intentional acts of outside third parties, employee malfeasance, error, or otherwise, allowing an unauthorized third party to gain access to our data, our users’ data or our customers’ data, including but not limited to individual personal information and financial credit or debit card data that is protected by law or contract. Because the techniques used to obtain unauthorized access, attack, disable or degrade services, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate security measures in our services and systems to prevent them. A significant cyber-attack or other security incident involving our, our service providers’ or our customers’ systems could result in material harm to our brand and reputation, our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.
In addition, our customers may authorize third party access to their customer data located in our cloud environment. Because we do not control the transmissions between customer authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Because our services are responsible for critical communication between our customers and consumers, any security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, legal exposure, and other financial liability or harm to our business.

We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.
The dialogue transcripts of the text-based chats and email interactions between our customers and Internet users may include information, such as personal contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ Internet users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be liable for compliance with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with United States federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties or integrated with our systems. If these services were to be interrupted or their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The need to physically secure and securely transmit and store confidential information online has historically been a significant barrier to e-commerce and online communications and will accelerate as a consumer and regulatory focus and concern. Any publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance and reputation of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.
We provide service level commitments to certain customers. If we do not meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and harm our reputation.
As is common for many cloud service providers, we offer service level commitments in certain of our customer contracts, primarily related to uptime of our service. If we are unable to meet the stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer contracts, whether due to downtime caused by us or our third-party service providers, we may be contractually obligated to provide these customers with service credits and/or pay financial penalties, which could significantly impact our revenue. In addition, even if our contracts provide otherwise, these customers may attempt to terminate their contracts and/or pursue other legal remedies. Recurring or extended service outages could also cause damage to our reputation and result in substantial customer dissatisfaction or loss, which could adversely affect our current and future revenue and operating results.
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
In addition, we rely in part on third-party service providers and other third parties for various services, including, but not limited, to Internet connectivity and network infrastructure hosting, security and maintenance. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our reputation and business could be harmed, and we may be exposed to legal and reputational risk, and significant remediation costs.
We also rely on the security of our third party providers to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, obtain, modify or delete our or our customers’ data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to significant penalties and negative publicity, as well as government investigations and claims for damages or injunctive relief under state, federal and foreign laws or contractual agreements.
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
We are subject to the risk of claims alleging infringement of third-party proprietary rights against us or against our customers for use of our products. Certain of our customer contracts contain indemnification obligations requiring us to indemnify our customers from certain claims arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for real-time sales, marketing and customer service solutions or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted or may assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of the LivePerson services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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

Further, to the extent that the invention described in any United States patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain foreign countries. We also rely upon copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property. Third parties may register marks that are confusingly similar to the trademarks or services marks that we have used in the United States and our failure to monitor foreign registrations or mark usage may impact out rights in certain trademarks or services marks. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.
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
Claims could be made against online services companies under both United States and foreign law, such as fraud, defamation, libel, invasion of privacy, negligence, data breach, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our technology platforms. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.
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
In addition to legislation and regulations relating to privacy and data security and collection, we may be subject to consumer protection laws that are enforced by regulators such as the FTC and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, software sales or export and/or the cloud or Software-as-a-Service industry, and/or the application of existing laws and regulations to the Internet, software sales or export and/or the cloud or Software-as-a-Service industry, could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we operate outside the United States, the international regulatory environment relating to the Internet, software sales or export, and/or the Software-as-a-Service industry could have a material adverse effect on our business, results of operations and financial condition.
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
During 2015, we decreased our allowance for doubtful accounts by $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. During 2014, we increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in accounts receivable as a result of increased sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.
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
In the past, we have experienced losses, we had an accumulated deficit of $119.1 million as of December 31, 2015 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, 2013, 2014, and 2015. We recorded a net loss of $26.4 million for the year ended December 31, 2015. As of December 31, 2015, our accumulated deficit was approximately $119.1 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2015, we had $48.8 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the United States and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $50.0 million to $64.0 million. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of December 31, 2015, approximately $6.1 million remained available for purchase under the program.
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
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 or more months. As a result, much of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions or cancellations of existing subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, could negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers and additional revenue from existing customers is generally recognized over the applicable subscription term, rather than instantaneously.
Our sales cycles can be lengthy, and the timing of sales can be difficult to predict, which may cause our operating results to vary significantly.
The sales cycle for our products can be several months or more and varies substantially from customer to customer, particularly for sales to enterprise customers. Because we sell complex, integrated solutions, it can take many months to close sales as customers evaluate our product offering against available alternatives and define their requirements. We are often required to expend substantial time, effort, and money educating potential customers them about the value of our offerings. The increasingly complex needs of our customers can contribute to a longer sales cycle.
Additionally, our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. These patterns make prediction of revenue especially difficult and uncertain and increase the risk of unanticipated variations in our results of operations. As a result, we are not always able to precisely predict the quarter in which expected sales will occur. In addition, historically a large portion of our revenue has derived from large orders from large clients. Consequently, delays in the closing of sales, especially from large clients, could have a material impact on the timing of revenue and results of operations.
Political, economic and military conditions in Israel could negatively impact our Israeli operations
Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2015, we had 402 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, and since March 2011, there has been a civil war in Syria, Israel’s neighboring country to the north. Occasionally, violence from Syria has spilled over across Israel’s border, and Israel has responded militarily several times since the onset of the civil war. During November 2012 and July 2014, Israel was engaged in an armed conflict with Hamas, a militia group and political party which controls the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees are located, and negatively affected business conditions in Israel. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations.
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
Recent popular uprisings in various countries in the Middle East and northern Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries, as well as potentially affecting the global economy and marketplace through changes in oil and gas prices. In addition, Iran has publicly threatened to attack Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in the Gaza Strip and Hezbollah in Lebanon. Additionally, a violent jihadist group named Islamic State of Iraq and Levant, commonly referred to as ISIS, is involved in hostilities in Iraq and Syria and have been growing in influence. Although ISIS’s activities have not directly affected the political and economic conditions in Israel, ISIS’s stated purpose is to take control of the Middle East, including Israel. These situations may potentially escalate in the future to violent events which may negatively affect Israel and us.
Further, in the past, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business with the State of Israel and with Israeli companies. Additional countries may impose restrictions on doing business with Israel and companies that have operations in Israel if hostilities in the region continue or intensify. Such restrictions may seriously limit our ability to sell our products to customers in those countries.
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
State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online or that adversely affect the growth or use of the Internet. For example, these laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our services, which could reduce demand for our services. Laws or regulations that affect the use of the Internet, including but not limited to laws affecting net neutrality could also decrease demand for our services and increase our costs. Further, regulatory focus on data privacy, data security and consumer protection continues to expand on a worldwide basis and is becoming more complex, which will increase the risks to our business on reputational, operational, and compliance bases.
The continued growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that will inhibit the use of Internet-based communications or the information contained in these communications or the ways in which information may be collected, stored, used and transferred in the course of providing services. For example, in the United States, the CAN-SPAM Act regulates the transmission and content of commercial emails, and, among other things, obligates the sending of such emails to provide recipients with the ability to opt-out or unsubscribe and other requirements; and the Children’s Online Privacy Protection Act regulates the ability of certain online services to collect or use certain categories of information from children under age 13 absent parental consent. The adoption of any additional laws or regulations, or changes to existing laws or regulations, may decrease the expansion of the Internet. A decline in the growth of the Internet, particularly as it relates to online communication, could decrease demand for our services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the Internet and other online services could increase our costs and harm our growth.
We depend on the continued viability of the infrastructure of the Internet.
To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. The Internet is also subject to continued and ongoing cyber-attacks and related conduct, which affect all online businesses. We also depend on Internet service providers that provide our customers and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our customers’ sites (including the LivePerson dialogue windows) in particular. If the infrastructure of the Internet does not effectively support the growth of the Internet, we may not maintain profitability and our business, results of operations and financial condition will suffer.
We are dependent on the continued growth and acceptance of the Internet as a medium for commerce, and the related expansion of the Internet infrastructure.
We cannot be sure that a sufficiently broad base of consumers will continue to use the Internet for commerce. Convincing our customers to use our mobile and online messaging solutions to communicate with consumers may be difficult. The continuation of the Internet as a viable commercial marketplace is subject to a number of factors, including:

•	concerns about transaction security or security problems such as “viruses” and “worms” or hackers;

•	concerns about cybersecurity attacks or the security of confidential information online;

•	continued growth in the number of users;

•	continued development of the necessary technological infrastructure;

•	development of enabling technologies;

•	uncertain and increasing government regulation; and

•	the development of complementary services and products.

Risks Related to Our Common Stock
Our stock price has been, and may continue to be, highly volatile, which could reduce the value of your investment and subject us to litigation.
The price of our common stock has fluctuated significantly in the past and may continue to be highly volatile, with extreme price and volume fluctuations. Our trading price could fluctuate substantially in the future, including in response to the following factors, some of which are beyond our control:

•	quarterly variations in our operating results or those of our competitors;

•	earnings announcements that are not in line with analyst expectations;

•	changes in recommendations or financial estimates by securities analysts;

•	announcements or rumors about mergers or strategic acquisitions by us or by our competitors;

•	announcements about customer additions and cancellations or failure to complete significant sales;

•	changes in market valuations of companies that investors believe are comparable to us;

•	additions or departures of key personnel; and

•
general economic, political and market conditions, such as recessions, political unrest or terrorist attacks, or in the specific locations where we operate, such as the United States, Israel and the United Kingdom.

In addition, extreme price and volume fluctuations in the stock markets generally, and in the markets for technology companies in particular, could cause the market price for our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may in the future be the target of similar litigation, which could result in substantial costs and distract management’s attention and resources.
Our common stock is traded on more than one market and this may result in price variations.
Our common stock is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange (“TASE”). Trading in our common stock on these markets takes place in different currencies (U.S. dollars on the NASDAQ and New Israeli Shekels on the TASE) and at different times (due to different time zones, trading days and public holidays in the United States and Israel). The trading prices of our common stock on these two markets may differ due to these and other factors. Any decrease in the trading price of our common stock on one of these markets could cause a decrease in the trading price of our common stock on the other market. Differences in trading prices on the two markets could negatively impact our trading price.
If our officers, directors and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interest and not necessarily those of our other stockholders.
As of December 31, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with the company’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.
Future sales of substantial amounts of our common stock may negatively affect our stock price.
If we or our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants, in the public market, or if the market perceives that these sales might occur, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price of our common stock.
Provisions in our charter documents and Delaware law could discourage, delay or prevent a takeover that stockholders may consider favorable.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of discouraging, delaying or preventing a change in control or changes in our management that stockholders may deem advantageous. These provisions include the following:

•
Our board of directors is divided into three classes, with each class serving three-year staggered terms, which prevents stockholders from electing an entirely new board of directors at any annual meeting.

•	Vacancies on our board of directors may only be filled by a vote of a majority of directors then in office, even if less than a quorum.

•
Our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors or any other matters. This limits the ability of minority stockholders to elect director candidates.

•	Our stockholders may only act at a duly called annual or special meeting and may not act by written consent.

•	Stockholders must provide advance notice to nominate individuals for election to our board of directors or to propose other matters that can be acted upon at a stockholders’ meeting.

•	We require super-majority voting by stockholders to amend certain provisions in our amended and restated certificate of incorporation and to amend our amended and restated bylaws.

•	Our amended and restated bylaws expressly authorize a super-majority of the board of directors to amend our amended and restated bylaws.
As a Delaware corporation, we are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless certain conditions are met. This anti-takeover provision defenses could discourage, delay or prevent a change in control of our company, whether or not it is desired by or beneficial to our stockholders,  which in turn could have a material adverse effect on the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in New York City, where we lease approximately 37,000 square feet of office space under a lease that expires in 2020. We also lease office space of approximately 68,000 square feet in Raanana, Israel, for research and development, sales and support under leases that expire in 2018, of approximately 40,000 square feet in Alpharetta, Georgia, a portion of which is under construction, for sales and support under a lease that expires in 2024; and approximately 7,300 square feet in Reading, United Kingdom, for marketing, sales and support under a lease that expires in 2019.
As of December 31, 2015, we also lease office space for marketing, sales and support of approximately 45,000 square feet in various locations in the United States, Europe, Asia and Australia. In addition, we have data centers in the United States, Europe and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.
Item 3. Legal Proceedings
We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. We believe the claims filed by [24]7 Customer Inc. are entirely without merit and intend to defend them vigorously.
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

The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2015:
First Quarter	$13.66	$10.24
Second Quarter	$10.49	$8.53
Third Quarter	$10.16	$7.56
Fourth Quarter	$8.24	$6.75
Year ended December 31, 2014:
First Quarter	$15.00	$11.58
Second Quarter	$12.19	$9.10
Third Quarter	$10.60	$9.47
Fourth Quarter	$14.43	$12.45
Holders
As of February 26, 2016, there were approximately 130 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the year ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$10,304,721
1/1/2015 - 3/31/2015	176,172	$11.68	176,172	8,246,866
4/1/2015 - 6/30/2015	48,000	9.91	48,000	7,771,186
7/1/2015 - 9/30/2015	196,000	8.51	196,000	6,102,623
10/1/2015 - 12/31/2015	—	—	—	—
Total	420,172	$10.00	420,172	$6,102,623

(1)
On December 10, 2012, the Company announced that its Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company was authorized to repurchase shares of the Company's common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations.

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. As of December 31, 2015, approximately $6.1 million remained available for purchases under the program. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program by an additional $14.0 million.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

Stock Performance Graph
The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2010 to December 31, 2015.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2010 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2013, 2012 and 2011 and the related statements of operations for the years ended December 31, 2012 and 2011 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of CAO!, Synchronite and NexGraph in 2014, Engage, LookIO and Amadesa in 2012, and NuConomy in 2010, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$239,012	$209,931	$177,805	$157,409	$133,089
Costs and expenses:
Cost of revenue	70,310	52,703	42,555	35,579	33,195
Sales and marketing	94,728	83,253	62,488	49,614	38,884
General and administrative	37,171	40,192	39,968	31,606	21,044
Product development	38,974	37,329	36,397	30,051	20,222
Restructuring costs	3,384	—	—	—	—
Amortization of purchased intangibles	4,873	1,621	871	218	109
Total costs and expenses	249,440	215,098	182,279	147,068	113,454
(Loss) income from operations	(10,428)	(5,167)	(4,474)	10,341	19,635
Other (expense) income	(202)	(322)	337	376	(485)
(Loss) income before provision for (benefit from) income taxes	(10,630)	(5,489)	(4,137)	10,717	19,150
Provision for (benefit from) income taxes	15,814	1,859	(638)	4,362	7,112
Net (loss) income	$(26,444)	$(7,348)	$(3,499)	$6,355	$12,038

Net (loss) income per share of common stock:
Basic	$(0.47)	$(0.13)	$(0.06)	$0.11	$0.23
Diluted	$(0.47)	$(0.13)	$(0.06)	$0.11	$0.22

Weighted-average shares used to compute net (loss) income per share:
Basic	56,452,408	54,478,754	54,725,236	55,292,597	52,876,999
Diluted	56,452,408	54,478,754	54,725,236	57,131,041	55,008,742
Other Financial and Operational Data:
Adjusted EBITDA (1)	$21,244	$22,672	$18,767	$29,999	$33,998
Adjusted net income (2)	$8,927	$5,068	$9,278	$14,084	$16,941
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
(2) We define adjusted net income as net (loss) income, plus amortization, stock based compensation, acquisition costs and other non-cash charges. Please see “Adjusted Net Income” below for more information and for a reconciliation of adjusted net income to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenue	$1,396	$1,492	$1,954	$1,579	$1,023
Sales and marketing	3,088	3,399	2,851	2,878	1,668
General and administrative	3,692	3,809	4,148	3,294	2,377
Product development	3,638	3,606	3,555	2,964	1,703
Total stock-based compensation	$11,814	$12,306	$12,508	$10,715	$6,771

	As of December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$48,803	$49,372	$91,906	$103,339	$93,278
Working capital	39,122	34,954	88,877	100,593	96,354
Total assets	226,194	239,817	205,090	208,576	166,051
Total stockholders’ equity	165,305	180,337	159,053	170,243	137,698
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(26,444)	$(7,348)	$(3,499)	$6,355	$12,038
Amortization of purchased intangibles	8,040	5,090	2,643	580	1,029
Stock-based compensation	11,814	12,306	12,508	10,715	6,771
Contingent earn-out adjustments	(3,680)	—	—	—	—
Restructuring costs	3,384	—	—	—	—
Depreciation	12,114	9,071	8,090	7,329	6,563
Provision for (benefit from) income taxes	15,814	1,859	(638)	4,362	7,112
Acquisition costs	—	1,372	—	1,034	—
Other expense (income), net	202	322	(337)	(376)	485
Adjusted EBITDA	$21,244	$22,672	$18,767	$29,999	$33,998
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

•	adjusted net income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net income does not consider the impact of acquisition costs;

•	adjusted net income does not consider the impact of restructuring costs;

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2015		2014		2013		2012		2011
Reconciliation of Adjusted Net Income
Net (loss) income	$(26,444)		$(7,348)		$(3,499)		$6,355		$12,038
Amortization of purchased intangibles	8,040		5,090		2,643		580		1,029
Stock-based compensation	11,814		12,306		12,508		10,715		6,771
Contingent earn-out adjustments	(3,680)		—		—		—		—
Deferred tax asset valuation allowance	15,820
Restructuring costs	3,384		—		—		—		—
Acquisition costs	—		1,372		—		1,034	(3)	—
Income tax effect of non-GAAP items (4)	(7)	(1)	(6,352)	(2)	(2,374)	(2)	(4,600)	(2)	(2,897)	(2)
Adjusted net income	$8,927		$5,068		$9,278		$14,084		$16,941
(1) For comparability, amounts have been reclassified where appropriate, to conform to the current period presentation.
(2) Income tax effect of non-GAAP items were added to conform to the current year presentation.
(3) Acquisition costs were added to conform to the current year presentation.
(4) The Company's income tax effect was calculated for all periods based on the effective tax rate, excluding discrete items.

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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.  We are a leading provider of mobile and online messaging technologies that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers by offering messaging as a preferred channel of communication. Messaging diminishes the need to rely on outdated email systems or call a 1-800 number. Brands leverage LiveEngage’s sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, and cobrowsing offerings to proactively engage with consumers through m-dot sites, mobile apps, the desktop, social media and third-party consumer messaging platforms. More than 18,000 businesses, including Adobe, Bankers Trust, Citibank, HSBC, IBM, Orbitz, PNC, The Home Depot, and Walt Disney employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
We are organized into two operating segments: Business and Consumer. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging.
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online and mobile messaging solutions that facilitate meaningful connection and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Expanding Business with Existing Customers and Adding New Customers. We segmented our sales organization to increase productivity. Our account executives are solely focused on adding new customers, while our account managers are tasked with retaining and expanding existing customers.We also anticipate leveraging our LiveEngage platform to increase adoption of real-time, campaign-based messaging across our customer’s online properties and to expand with brands offline, by shifting onto our mobile messaging platform a portion of calls made to 1-800 numbers.

•
Introducing New Products and Capabilities.  We are investing in product marketing, mobile resources, research and development, and executive personnel to support our efforts to build and launch new products and capabilities, to support existing customer deployments, and to further penetrate our total addressable market. These investments are initially focused in the areas of online and mobile consumer engagement, enhanced data and reporting and chat transcript text analysis. Over time, we expect to develop and launch additional capabilities that leverage our existing market position as a leader in mobile and online messaging.

•
Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.

•
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

•
Expanding our International Presence. We continue to invest in sales and support personnel in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. We are also working with sales and support partners in the Asia-Pacific region. We continue to improve our e-commerce capabilities, and the multi-language and translation capabilities within our hosted solutions to further support international expansion.

•
Continuing to Build Brand Recognition. As a pioneer of brand-to-consumer digital messaging, LivePerson enjoys strong brand recognition and credibility. Our focus on creating meaningful connections among employees, with our customers, and between brands and their consumers, is a key component of our culture and our market strategy. We strategically target decision makers and influencers within key vertical markets, leveraging customer successes to generate increased awareness and demand for brand-to-consumer messaging.

•
Increasing the Value of Our Service to Our Customers. We regularly add both new products and services, and new features and functionality to our existing services to further enhance value to our customers. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. We continue to enhance our reporting, analysis, and administrative tools as part of our overall portfolio of services, as well as our ability to capture, analyze, and report on the substantial amount of online activity data we collect on behalf of our customers to further our customers’ online strategies.

•
Evaluating Strategic Alliances and Acquisitions When Appropriate. We have successfully integrated several acquisitions over the past decade. In addition to our acquisition of Engage referenced above, most recently we acquired Contact At Once!, LLC. (“CAO!”), a unique messaging platform with leading market share in the automotive industry. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic transactions or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic transactions.

Key Metrics
Financial overview of the three and twelve months ended December 31, 2015 compared to the comparable periods in 2014 are as follows:

•
Revenue increased 2% and 14% to $59.2 million and $239.0 million in the three and twelve months ended December 31, 2015, respectively, from $58.2 million and $209.9 million in the comparable periods in 2014.

•
Revenue from our Business segment increased 2% and 16% to $55.2 million and $223.8 million in the three and twelve months ended December 31, 2015, respectively, from $54.0 million and $193.3 million in the comparable periods in 2014.

•	Gross profit margin decreased to 63% and 71% in the three and twelve months ended December 31, 2015 from 75% in the comparable periods in 2014.

•
Cost and expenses increased 2% and 16% to $61.7 million and $249.4 million in the three and twelve months ended December 31, 2015, respectively, from $60.6 million and $215.1 million in the comparable periods in 2014.

•
Net loss increased to $21.0 million and $26.4 million in the three and twelve months ended December 31, 2015, respectively, from net loss of $4.2 million and $7.3 million for the three and twelve months ended December 31, 2014, respectively.

•
Trailing-twelve-month average revenue per enterprise and mid-market customer increased 20% year-over-year to $197,000 in 2015 from $164,000 in 2014. The trailing-twelve-month revenue figures are pro forma to exclude contributions from a previously disclosed customer contract that ended in the second quarter of 2015.

•	Customer renewal rate for enterprise and mid-market customers was 84% and 91% over the trailing twelve months ended December 31, 2015 and 2014, respectively.
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
Revenue from our Business segment accounted for 94% of total revenue for the year ended December 31, 2015. Revenue from our Business segment accounted for 92% of total revenue for the years ended December 31, 2014 and 2013, respectively. Revenue attributable to our monthly hosted Business services accounted for 84% of total Business revenue for the year ended December 31, 2015. Revenue attributable to our monthly hosted Business services accounted for 89% and 92% of total Business revenue for the years ended December 31, 2014 and 2013, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 6% of total revenue for the year ended December 31, 2015. Revenue generated from online transactions between Experts and Users accounted for approximately 8% of total revenue for the years ended December 31, 2014 and 2013, respectively.
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
During 2015, we decreased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. During 2014, we increased our allowance for doubtful accounts by $0.1 million to approximately $1.3 million, principally due to an increase in the proportion of receivables due an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2015, 2014 and 2013 consist of (amounts in thousands):

	2015	2014	2013
Stock-based compensation expense	$11,814	$12,306	$12,508

Results of Operations
The Company is organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice, messaging, and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via real-time chat.
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	29%	25%	24%
Sales and marketing	40%	40%	35%
General and administrative	16%	19%	22%
Product development	16%	18%	20%
Restructuring costs	1%	—%	—%
Amortization of purchased intangibles	2%	1%	—%
Total costs and expenses	104%	102%	103%
Loss from operations	(4)%	(2)%	(3)%
Other (expense) income, net	—%	—%	—%
Loss before provision for (benefit from) income taxes	(4)%	(3)%	(2)%
Provision for (benefit from) income taxes	7%	1%	—%
Net loss	(11)%	(4)%	(2)%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$223,803	$193,302	16%	$193,302	$162,714	19%
Consumer	15,209	16,629	(9)%	16,629	15,091	10%
Total	$239,012	$209,931	14%	$209,931	$177,805	18%
Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. Business revenue increased by 16% to $223.8 million for the year ended December 31, 2015, from $193.3 million for the year ended December 31, 2014. This increase is primarily attributable to revenue from new customers of approximately $33.7 million, revenue that is variable based on interactions and usage in the amount of $5.4 million and revenue from professional services of approximately $2.6 million; offset in part by a decrease in revenue from existing customers in the amount of approximately $11.2 million, net of cancellations. Business revenue increased by 19% to $193.3 million for the year ended December 31, 2014, from $162.7 million for the year ended December 31, 2013. This increase is primarily attributable to revenue from existing customers who increased their services in the amount of approximately $11.5 million, net of cancellations; revenue from professional services of approximately $5.9 million; and revenue from new customers in the amount of approximately $13.2 million.

Consumer revenue decreased by 9% to $15.2 million for the year ended December 31, 2015, from the year ended December 31, 2014. This decrease is primarily attributable to decrease in chat minutes partially offset by an increase in fees we charge Experts. Consumer revenue increased by 10% to $16.6 million for the year ended December 31, 2014, from the year ended December 31, 2013. This increase is primarily attributable to an expansion in the education vertical and an increase in fees we charge experts, while chat minutes remained relatively constant.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013		% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Business	$67,901	$50,192	35%	$50,192	$40,132		25%
Percentage of total revenue	28%	24%		24%	23%
Headcount (at period end)	286	301	(5)%	301	208	(1)	45%
(1) Does not include additional employees acquired as a result of the acquisition of CAO! in 2014.
Cost of revenue increased by 35% to $67.9 million in 2015, from $50.2 million in 2014. This increase in expense is primarily attributable to an increase in outside labor provider fees of approximately $11.0 million, an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $2.5 million, an increase in depreciation of fixed assets of approximately $2.4 million, and an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $1.5 million. This increase in cost of revenue was driven primarily by increased investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers.
Cost of revenue increased by 25% to $50.2 million in 2014, from $40.1 million in 2013. This increase in expense is primarily attributable to an increase in primary and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $5.9 million, an increase in total compensation and related costs for additional and existing customer service and network operations personnel in the amount of approximately $2.1 million, and an increase in amortization of purchased intangibles of approximately $1.7 million as a result of the acquisitions we completed in 2014. This increase in cost of revenue was driven primarily by increased investment in enhancing our business continuity capabilities at our hosting facilities. Additionally, data collection and storage costs have increased in support of expanded scope and quality of the analytical reporting to our customers
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$2,409	$2,511	(4)%	$2,511	$2,423	4%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	17	16	6%	16	18	(11)%
Cost of revenue remained relatively flat for the years ended December 31, 2015, 2014, and 2013.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013		% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$87,975	$77,118	14%	$77,118	$57,011		35%
Percentage of total revenue	37%	37%		37%	32%
Headcount (at period end)	324	355	(9)%	355	259	(1)	37%
(1) Does not include additional employees acquired as a result of the acquisition of CAO! in 2014.
Sales and marketing expenses increased by 14% to $88.0 million in 2015, from $77.1 million in 2014. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $5.8 million, an increase in allocated occupancy costs and related overhead in the amount of approximately $3.3 million, and an increase in advertising, public relations and trade show exhibit expenses of approximately $0.6 million. The increase relates to our continued investment in our marketing and sales capabilities. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team, global expansion and continuing advertising of the LiveEngage 2.0 product. The increase also relates to our continued efforts to enhance our brand recognition and increase sales lead activity.
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

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$6,753	$6,135	10%	$6,135	$5,477	12%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end)	9	8	13%	8	4	100%
Sales and marketing expenses increased by 10% to $6.8 million in 2015, from $6.1 million in 2014. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.3 million and an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $0.3 million.
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

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013		% Change
	($ in thousands)			($ in thousands)
General and administrative	$37,171	$40,192	(8)%	$40,192	$39,968		1%
Percentage of total revenue	16%	19%		19%	22%
Headcount (at period end)	115	125	(8)%	125	88	(1)	42%
(1) Does not include additional employees acquired as a result of the acquisition of CAO! in 2014.
General and administrative expenses decreased by 8% to $37.2 million in 2015, from $40.2 million in 2014. This decrease is primarily attributable to a decrease in allocated occupancy costs, related overhead, and other general corporate expenses in the amount of approximately $7.2 million. This is partially offset by increases in salary and related employee expenses of $2.6 million, outsourcing and other business services expenses of $0.8 million, and information technology expenses of $0.8 million.
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

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013		% Change
	($ in thousands)			($ in thousands)
Product development	$38,974	$37,329	4%	$37,329	$36,397		3%
Percentage of total revenue	16%	18%		18%	20%
Headcount (at period end)	253	253	—%	253	210	(1)	20%
(1) Does not include additional employees acquired as a result of the acquisition of CAO! in 2014.
Product development costs increased by 4% to $39.0 million in 2015, from $37.3 million in 2014. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $0.9 million as a result of our increased efforts to expand our product offerings and an increase in outsourced labor expense of approximately $0.4 million. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
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

Restructuring Costs

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$3,384	$—	100%	$—	$—	—%
Percentage of total revenue	1%	—%		—%	—%
We incurred $3.4 million of restructuring costs in 2015. Restructuring costs were due to approximately $1.7 million of termination costs primarily due to outside labor provider fees associated with a large customer contract that ended, and approximately $1.7 million of severance and other associated costs.
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$4,873	$1,621	201%	$1,621	$871	86%
Percentage of total revenue	2%	1%		1%	—%
Amortization expense for purchased intangibles increased by 201% to $4.9 million in 2015, from $1.6 million in 2014 and increased by 86% to $1.6 million in 2014, from $0.9 million in 2013. The increase is primarily attributable to our 2014 acquisitions of CAO!, Synchronite, NexGraph, and our investments in technology licenses. Additional amortization expense in the amount of $ 3.2 million, $3.5 million, and $1.8 million is included in cost of revenue for the years ended December 31, 2015, 2014, and 2013, respectively.
Other (Expense) Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, AUS dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Other (expense) income, net	$(202)	$(322)	(37)%	$(322)	$337	(196)%
Investment income decreased by $0.7 million in 2015 compared to 2014 primarily due to a decrease in income earned on the investment in technology licenses purchased during 2014. Financial income increased $0.6 million in 2015 compared to 2014.
Investment income increased $0.7 million in 2014 compared to 2013 primarily due to income earned on the investment in technology licenses purchased during 2014. Financial expense increased $1.3 million in 2014 compared to 2013. Interest income remained flat in 2014 compared to 2013.
Provision for (Benefit From) Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	($ in thousands)			($ in thousands)
Provision for (benefit from) income taxes	$15,814	$1,859	751%	$1,859	$(638)	(391)%
Income tax expense increased $14.0 million resulting in a tax expense of $15.8 million for the year ended December 31, 2015, compared to $1.9 million for the year ended December 31, 2014.  Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.  The increase is a result of a valuation allowance established for a significant portion of our deferred tax asset on our balance sheet as it was determined to be more likely than not that we would not realize a portion of our deferred tax asset.

Income tax expense increased $2.5 million resulting in a tax expense of $1.9 million for the year ended December 31, 2014, compared to an income tax benefit of $0.6 million for the year ended December 31, 2013. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $26.4 million in 2015 compared to a net loss of $7.3 million in 2014. Revenue increased approximately $29.1 million while operating expenses increased by approximately $34.3 million and the provision for (benefit from) income taxes increased approximately $14.0 million, contributing to a net increase in net loss of approximately $19.1 million.
We had a net loss of $7.3 million in 2014 compared to a net loss of $3.5 million in 2013. Revenue increased approximately $32.1 million while operating expenses increased by approximately $32.8 million and the provision for (benefit from) income taxes increased approximately $2.5 million contributing to a net increase in net loss of approximately $3.8 million.
Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2015. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	For the Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015		June 30, 2015		March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$59,151	$60,757		$59,334		$59,770	$58,229	$52,787	$51,087	$47,828

Costs and Expenses:
Cost of revenue	21,637	15,027	(1)	17,392	(1)	16,254	14,503	13,304	13,161	11,735
Sales and marketing	22,766	23,286		24,382		24,294	23,803	20,978	20,077	18,395
General and administrative	6,256	9,785	(1)	10,966	(1)	10,164	12,118	8,787	9,788	9,499
Product development	9,498	9,567		10,109		9,800	9,330	9,712	9,336	8,951
Restructuring Costs	396	—		2,988		—	—	—	—	—
Amortization of purchased intangibles	1,189	1,193		1,178		1,313	818	407	206	190
Total costs and expenses	61,742	58,858		67,015		61,825	60,572	53,188	52,568	48,770
(Loss) income from operations	(2,591)	1,899		(7,681)		(2,055)	(2,343)	(401)	(1,481)	(942)
Other income (expense) income	169	(369)		229		(231)	(507)	223	45	(83)
(Loss) income before provision for (benefit from) income taxes	(2,422)	1,530		(7,452)		(2,286)	(2,850)	(178)	(1,436)	(1,025)
Provision for (benefit from) income taxes	18,535	(395)		(2,098)		(228)	1,352	962	(224)	(231)
Net (loss) income	$(20,957)	$1,925		$(5,354)		$(2,058)	$(4,202)	$(1,140)	$(1,212)	$(794)

Net (loss) income per share of common stock:
Basic	(0.37)	0.03		(0.09)		(0.04)	(0.08)	(0.02)	(0.02)	(0.01)
Diluted	(0.37)	0.03		(0.09)		(0.04)	(0.08)	(0.02)	(0.02)	(0.01)

Weighted-average shares used to compute net (loss) income per share
Basic	56,497,544	56,525,647		56,491,989		56,291,383	55,191,576	53,868,124	54,189,722	54,666,535
Diluted	56,497,544	57,084,437		56,491,989		56,291,383	55,191,576	53,868,124	54,189,722	54,666,535

(1) Decreases in the fair value of contingent consideration of $1.9 million and $0.5 million for the quarters ended September 30, 2015 and June 30, 2015, respectively, have been reclassified to general and administrative expenses from cost of revenue to conform to full year presentation.

Liquidity and Capital Resources

	December 31,
	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$21,831	$15,673
Cash flows used in investing activities	(18,539)	(54,911)
Cash flows used in financing activities	(1,887)	(3,002)
As of December 31, 2015, we had approximately $48.8 million in cash and cash equivalents, a decrease of approximately $0.6 million from December 31, 2014. This decrease is primarily attributable to cash used in the purchase of fixed assets related to the build-out of our co-location facility and net cash used in financing activities to repurchase our common stock. This is partially offset by net cash provided by operating activities and, to a lesser extent, proceeds from the issuance of common stock in connection with the exercise of stock options by employees. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $21.8 million in the year ended December 31, 2015 and consisted primarily of net loss, non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, deferred tax and change in fair value of contingent consideration. This was partially offset by an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities was $15.7 million in the year ended December 31, 2014 and consisted primarily of net loss, non-cash expenses related to stock-based compensation, amortization of purchased intangibles and depreciation and increases in prepaid expenses, accounts receivable, accrued expenses and deferred revenue, partially offset by a decrease in accounts payable
Net cash used in investing activities was $18.5 million in the year ended December 31, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities and increase in cash held as collateral by $5.4 million. Net cash used in investing activities was $54.9 million in the year ended December 31, 2014 and was due primarily to our acquisitions of CAO!, Synchronite, and NexGraph, our investment in technology licenses and the purchase of fixed assets for our co-location facilities.
Net cash used in financing activities was $1.9 million in the year ended December 31, 2015 and consisted primarily of the repurchase of our common stock and acquisition related payments offset in part by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees. Net cash used in financing activities was $3.0 million in the year ended December 31, 2014 and consisted primarily of the repurchase of our common stock partially offset by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2014, June 30, 2014, March 31, 2015 June 30, 2015, and December 31, 2015, and a net loss in the quarterly periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, and December 31, 2015. As of December 31, 2015, we had an accumulated deficit of approximately $119.1 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2015 and 2014, was approximately $9.9 million and $9.5 million, respectively.

As of December 31, 2015, our principal commitments were approximately $34.5 million under various operating leases, of which approximately $9.8 million is due in 2016. We currently expect that our principal commitments for the year ending December 31, 2016 will not exceed approximately $10.0 million in the aggregate.
Our contractual obligations at December 31, 2015 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$34,460	$9,782	$19,470	$2,450	$2,758
Total	$34,460	$9,782	$19,470	$2,450	$2,758
Capital Expenditures
In 2015, we incurred costs related to the continued expansion of our co-location facilities and office build-outs of approximately $9.7 million. We expect to incur additional costs in 2016 related to the continued expansion of our co-location facilities including the addition of two data centers in Australia and office build-outs to support our growth. Our total capital expenditures are not currently expected to exceed $ 11.0 million in 2016. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.
Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2015.
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
We recognize monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, we recognize professional service fees upon completion of services. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  If a professional services arrangement does not qualify for separate accounting, we recognize the fees, and the related labor costs, ratably over the contracted period.
For revenue from our Consumer segment generated from online transactions between Experts and Users, we recognize revenue net of Expert fees in accordance with ASC 605-45, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, we perform as an agent without any risk of loss for collection, and are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized when there is persuasive evidence of an arrangement, no significant obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable.
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
As of December 31, 2015, there was approximately $15.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.2 years. As of December 31, 2015, there was approximately $10.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.2 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2015, 2014 or 2013. No single customer accounted for or exceeded 10% of our total accounts receivable in 2015. One customer accounted for approximately 22% and 12% of accounts receivable at Decembers 31, 2014 and 2013, respectively. We decreased our allowance for doubtful accounts by $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014.
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
We evaluate for goodwill impairment annually at September 30th. At the end of the third quarter of 2015, we determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets, including intangible assets, which it considered to be impaired.
Income taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance as we considered our cumulative loss in recent years as a significant piece of negative evidence. During the year ended December 31, 2015, the valuation recorded was $15.8 million.
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
Recently Issued Accounting Standards
On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our financial statements.

On January 5, 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the standard to have a material impact on our consolidated financial statements.
On November 20, 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of evaluating the impact of adoption of ASU 2015-17 on our financial statements.
On September 25, 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. We do not expect the standard to have a material impact on our consolidated financial statements.
On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. We do not expect to early adopt ASU 2015-02, which will be effective for its fiscal year ending December 31, 2016. We not believe the standard will have a material impact on our consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements or disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the expanding scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. For the year ended December 31, 2015, the U.S dollar appreciated as compared to the NIS by an average of 8% as compared to December 31, 2014. For the year ended December 31, 2015, expenses generated by our Israeli operations totaled approximately $56.3 million. During 2015, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2015, we decreased our allowance for doubtful accounts from $1.3 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. During 2014, we increased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.3 million, principally due to an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable.
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
New York, New York
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2016

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,803	$49,372
Cash held as collateral	5,409	—
Accounts receivable, net of allowance for doubtful accounts of $1,184 and $1,275, in 2015 and 2014, respectively	30,388	31,382
Prepaid expenses and other current assets	9,327	10,374
Deferred tax assets, net	455	2,575
Total current assets	94,382	93,703
Property and equipment, net	24,129	19,583
Intangibles, net	24,619	32,620
Goodwill	80,322	80,848
Deferred tax assets, net	785	10,762
Other assets	1,957	2,301
Total assets	$226,194	$239,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,102	$8,985
Accrued expenses and other current liabilities	34,296	37,772
Deferred revenue	13,862	11,992
Total current liabilities	55,260	58,749
Other liabilities	3,270	731
Deferred tax liability	2,359	—
Total liabilities	60,889	59,480

Commitments and contingencies (See Note 10)
STOCKHOLDERS' EQUITY (See Note 11):
Common stock	57	57
Additional paid-in capital	286,856	274,046
Treasury stock	(1)	(1)
Accumulated deficit	(119,071)	(92,627)
Accumulated other comprehensive loss	(2,536)	(1,138)
Total stockholders’ equity	165,305	180,337
Total liabilities and stockholders’ equity	$226,194	$239,817
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2015	2014	2013
Revenue	$239,012	$209,931	$177,805
Costs and expenses:(1) (2) (3)
Cost of revenue	70,310	52,703	42,555
Sales and marketing	94,728	83,253	62,488
General and administrative	37,171	40,192	39,968
Product development	38,974	37,329	36,397
Restructuring costs	3,384	—	—
Amortization of purchased intangibles	4,873	1,621	871
Total costs and expenses	249,440	215,098	182,279
Loss from operations	(10,428)	(5,167)	(4,474)
Other (expense) income, net	(202)	(322)	337
Loss before provision for (benefit from) income taxes	(10,630)	(5,489)	(4,137)
Provision for (benefit from) income taxes	15,814	1,859	(638)
Net loss	$(26,444)	$(7,348)	$(3,499)

Net loss per share of common stock:
Basic	$(0.47)	$(0.13)	$(0.06)
Diluted	$(0.47)	$(0.13)	$(0.06)

Weighted-average shares used to compute net loss income per share:
Basic	56,452,408	54,478,754	54,725,236
Diluted	56,452,408	54,478,754	54,725,236

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$1,396	$1,492	$1,954
Sales and marketing	3,088	3,399	2,851
General and administrative	3,692	3,809	4,148
Product development	3,638	3,606	3,555

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$9,091	$6,658	$5,894
Sales and marketing	1,232	871	91
General and administrative	893	820	1,421
Product development	898	722	684

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$3,167	$3,469	$1,772
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(26,444)	$(7,348)	$(3,499)
Foreign currency translation adjustment	(1,398)	(795)	10
Comprehensive loss	$(27,842)	$(8,143)	$(3,489)

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2012	55,948,924	56	—	—	252,320	(81,780)	(353)	170,243
Common stock issued upon exercise of stock options	771,810	—	—	—	4,870	—	—	4,870
Stock-based compensation	—	—	—	—	12,508	—	—	12,508
Common stock issued under Employee Stock Purchase Plan	155,388	—	—	—	1,443	—	—	1,443
Common stock repurchase	(2,391,362)	(2)	—	—	(26,713)	—	—	(26,715)
Tax benefit from exercise of employee stock options	—	—	—	—	193	—	—	193
Net loss	—	—	—	—	—	(3,499)	—	(3,499)
Other comprehensive income	—	—	—	—	—	—	10	10
Balance at December 31, 2013	54,484,760	54	—	—	244,621	(85,279)	(343)	159,053
Issuance of common stock in connection with CAO! acquisition	1,627,753	2	—	—	20,121	—	—	20,123
Common stock issued upon exercise of stock options	1,097,543	1	—	—	7,882	—	—	7,883
Stock-based compensation	—	—	—	—	12,306	—	—	12,306
Common stock issued under Employee Stock Purchase Plan	142,064	1	—	—	1,430	—	—	1,431
Common stock repurchase	(650,789)	(1)	(544,396)	(1)	(12,978)	—	—	(12,980)
Tax benefit from exercise of employee stock options	—	—	—	—	664	—	—	664
Net loss	—	—	—	—	—	(7,348)	—	(7,348)
Other comprehensive loss	—	—	—	—	—	—	(795)	(795)
Balance at December 31, 2014	56,701,331	57	(544,396)	(1)	274,046	(92,627)	(1,138)	180,337
Common stock issued upon exercise of stock options	645,531	—	—	—	2,904	—	—	2,904
Stock-based compensation	—	—	—	—	11,814	—	—	11,814
Common stock issued under Employee Stock Purchase Plan	170,857	—	—	—	1,497	—	—	1,497
Common stock repurchase	(142,812)	—	(277,360)	—	(4,202)	—	—	(4,202)
Tax benefit from exercise of employee stock options	—	—	—	—	797	—	—	797
Net loss	—	—	—	—	—	(26,444)	—	(26,444)
Other comprehensive loss	—	—	—	—	—	—	(1,398)	(1,398)
Balance at December 31, 2015	57,374,907	$57	(821,756)	$(1)	$286,856	$(119,071)	$(2,536)	$165,305

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net loss	$(26,444)	$(7,348)	$(3,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	11,814	12,306	12,508
Depreciation	12,114	9,071	8,090
Amortization of purchased intangibles	8,040	5,090	2,643
Change in fair value of contingent consideration	(3,680)	—	—
Provision for doubtful accounts, net	2,361	1,843	457
Deferred income taxes	14,456	(1,736)	(4,877)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,368)	(1,354)	(4,630)
Prepaid expenses and other current assets	724	(4,056)	768
Other assets	130	614	167
Accounts payable	(1,916)	(1,528)	(2,660)
Accrued expenses	1,193	576	6,822
Deferred revenue	1,869	2,710	1,413
Other liabilities	2,538	(515)	(244)
Net cash provided by operating activities	21,831	15,673	16,958

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(12,980)	(10,589)	(8,044)
Payments for acquisitions and intangible assets, net of cash acquired	(150)	(40,871)	(130)
Cash held as collateral	(5,409)	—	—
Investment in technology licenses	—	(3,451)	—
Net cash used in investing activities	(18,539)	(54,911)	(8,174)

FINANCING ACTIVITIES:
Repurchase of common stock	(4,202)	(12,980)	(26,715)
Excess tax benefit from the exercise of employee stock options	797	664	193
Payments related to contingent consideration	(2,883)	—	—
Proceeds from issuance of common stock in connection with the exercise of options	4,401	9,314	6,313
Net cash used in financing activities	(1,887)	(3,002)	(20,209)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,974)	(294)	(8)
CHANGE IN CASH AND CASH EQUIVALENTS	(569)	(42,534)	(11,433)
CASH AND CASH EQUIVALENTS - Beginning of the year	49,372	91,906	103,339
CASH AND CASH EQUIVALENTS - End of the year	$48,803	$49,372	$91,906

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,882	$4,386	$1,163
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,926	$964	$800
Leasehold improvements funded by landlord	$326	$—	$—
Issuance of 1,627,753 shares of common stock in connection with the acquisition of CAO! on November 7, 2014	$—	$20,121	$—
Contingent earn-out in connection with the acquisition of CAO! recorded in accrued expenses	$—	$4,220	$—
Contingent earn-out in connection with the acquisition of Synchronite recorded in accrued expenses	$—	$1,810	$—
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia) and San Francisco, and international offices in Amsterdam, Atlanta, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Redding (UK), and Tokyo.
LivePerson provides mobile and online messaging technologies that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers by offering messaging as a preferred channel of communication. Messaging diminishes the need to rely on email systems or call a 1-800 number. Brands leverage LivePerson’s sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, and cobrowsing offerings to proactively engage with consumers through m-dot sites, mobile apps, the desktop, social media and third-party consumer messaging platforms. The Company’s campaign-based messaging enables the brand to target the right consumer at the right time on a brand’s site by leveraging proprietary analysis and data-driven intelligence.
The data the Company gathers and analyzes from visitor sessions, on behalf of its customers, spans the breadth of an online or mobile visitor session, starting from an initial keyword search or application login, through actions on the website or mobile application of the Company’s customer, and even into a shopping cart and an executed sale. The Company combines this session data with other historical, behavioral and operational information to develop insights into each step of a consumer’s journey for sales and service transactions. These unique, industry- and use-case specific insights are then mapped to each brand’s business goals in order to deliver successful campaign outcomes. LivePerson’s products, coupled with its domain knowledge, industry expertise and consulting services, have been proven to maximize the effectiveness of consumer engagement.
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
Reclassification
For comparability, certain 2014 and 2013 amounts have been reclassified where appropriate, to conform to the financial presentation in 2015.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2015 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2015, 2014 or 2013. No single customer accounted for or exceeded 10% of the Company's total accounts receivable in 2015. One customer accounted for approximately 22% and 12% of total accounts receivable at Decembers 31, 2014 and 2013, respectively.
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

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2013	$708	$457	$—	$1,165
2014	$1,165	$1,337	$(1,227)	$1,275
2015	$1,275	$2,361	$(2,452)	$1,184
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense totaled $12.1 million, $9.1 million, and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Internal-Use Software Development Costs
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, the Company capitalizes its costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are included in property and equipment in the Company's consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized internal-use software costs of $2.4 million, $2.5 million, and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Goodwill and Intangible Assets

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
The Company evaluates for goodwill impairment annually at September 30th and at the end of the third quarter of 2015, the Company determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test on both the Company's Business and Consumer segments. The Company assessed qualitative facts while summarizing the totality of events and circumstances and considered the extent to which adverse events or circumstances could affect the reporting unit's fair value as well as the consideration of positive and mitigating events and circumstances that would affect the determination of whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have 12 month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion of services. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over the contracted period.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $10.7 million, $9.7 million, and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-based Compensation
In accordance with ASC Topic 718 -10, "Stock Compensation", the Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options.
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
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability included in other liabilities on the Company’s consolidated balance sheets.
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
Comprehensive Loss

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

In accordance with ASC 220 Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income consists of net income (loss), accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive loss for all periods presented is related to the effect of foreign currency translation.
Recently Issued Accounting Standards
On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements.
On January 5, 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a material impact on its consolidated financial statements.
On November 20, 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-17 on its financial statements.
On September 25, 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect the standard to have a material impact on its consolidated financial statements.
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
Diluted net loss per common share for the year ended December 31, 2015 does not include the effect of options to purchase 9,143,856 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2014 does not include the effect of options to purchase 10,769,149 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2013 does not include the effect of options to purchase 9,724,193 shares of common stock as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2015	2014	2013
Basic	56,452,408	54,478,754	54,725,236
Effect of assumed exercised options	—	—	—
Diluted	56,452,408	54,478,754	54,725,236

3. Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions — chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. Both segments currently generate their revenue primarily in the U.S. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses and income tax expense because management

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

does not use this information to measure performance of the operating segments. There are currently no intersegment sales. Additionally, assets are not available for review by segment and therefore no segment asset disclosure is presented.
Summarized financial information by segment for the year ended December 31, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$200,576	$—	$—	$200,576
Hosted services – Consumer	—	15,209	—	15,209
Professional services	23,227	—	—	23,227
Total revenue	223,803	15,209	—	239,012
Cost of revenue	67,901	2,409	—	70,310
Sales and marketing	87,975	6,753	—	94,728
Amortization of purchased intangibles	4,873	—	—	4,873
Unallocated corporate expenses	—		79,529	79,529
Operating income (loss)	$63,054	$6,047	$(79,529)	$(10,428)
Summarized financial information by segment for the year ended December 31, 2014, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$172,783	$—	$—	$172,783
Hosted services – Consumer	—	16,629	—	16,629
Professional services	20,519	—	—	20,519
Total revenue	193,302	16,629	—	209,931
Cost of revenue	50,192	2,511	—	52,703
Sales and marketing	77,118	6,135	—	83,253
Amortization of purchased intangibles	1,621	—	—	1,621
Unallocated corporate expenses	—	—	77,521	77,521
Operating income (loss)	$64,371	$7,983	$(77,521)	$(5,167)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2015	2014	2013
United States	$159,539	$138,533	$116,819
Other Americas (1)	12,296	10,508	8,444
Total Americas	171,835	149,041	125,263
EMEA (2)	51,548	44,506	35,665
APAC (3)	15,629	16,384	16,877
Total revenue	$239,012	$209,931	$177,805
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
The following table presents the Company's long-lived assets by geographic region for the years ended (amounts in thousands):

	December 31,
	2015	2014
United States	$96,362	$101,068
Israel	16,393	18,982
Australia	8,290	16,438
Netherlands	8,285	7,686
Other (1)	2,482	1,940
Total long-lived assets	$131,812	$146,114
(1) United Kingdom, Germany, Japan, and Italy

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2015	2014
Computer equipment and software	$67,631	$55,293
Furniture, equipment and building improvements	13,761	9,439
	81,392	64,732
Less: accumulated depreciation	(57,263)	(45,149)
Total	$24,129	$19,583
Depreciation expense is calculated over the estimated useful life of the asset. Aggregate depreciation expense for property and equipment was $12.1 million, $9.1 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2014	$72,824	$8,024	$80,848
Adjustments to goodwill:
Foreign exchange adjustments	(526)	—	(526)
Balance as of December 31, 2015	$72,298	$8,024	$80,322
The changes in the carrying amount of goodwill for the year ended December 31, 2014 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2013	$24,700	$8,024	$32,724
Adjustments to goodwill:
Acquisitions	48,124	—	48,124
Balance as of December 31, 2014	$72,824	$8,024	$80,848
The total accumulated goodwill impairment charges are $23.5 million through December 31, 2015. No impairment was recognized for the years ended December 31, 2015 and 2014.
Intangible Assets
Intangible assets are summarized as follows (see Note 7) (amounts in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(15,723)	$12,282	4.7 years
Customer relationships	16,008	(6,873)	9,135	5.8 years
Trade names	1,287	(1,250)	37	2.6 years
Non-compete agreements	1,446	(936)	510	1.7 years
Patents	3,440	(848)	2,592	9.3 years
Other	312	(249)	63	3.0 years
Total	$50,498	$(25,879)	$24,619

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
Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $8.0 million, $5.1 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2015	$6,614
2016	4,885
2017	2,782
2018	2,554
2019	2,363
Thereafter	5,421
Total	$24,619

6. Accrued Liabilities and Other Current Liabilities
The following table presents the detail of accrued liabilities and other current liabilities for the periods presented (amounts in thousands):

	December 31,
	2015	2014
Payroll and other employee related costs	$14,107	$15,373
Professional services, consulting and other vendor fees	12,372	9,258
Sales commissions	4,522	3,268
Contingent earn-out (Note 7)	377	6,940
Other	2,918	2,933
Total	$34,296	$37,772

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisitions
Engage Pty Ltd.
On November 9, 2012, the Company acquired all outstanding shares of Engage Pty Ltd. (“Engage”), an Australian provider of cloud-based customer contact solutions. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Engage were included in the Company’s consolidated results of operations from the date of acquisition.
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s Consolidated Statements of Income for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. At June 30, 2015, the Company assessed this earn-out and recorded a $0.7 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease to general and administrative expenses. As of December 31, 2015, there was no remaining liability included in accrued expenses relating to this earn-out.
NexGraph LLC
On March 11, 2014, the Company acquired all the outstanding shares of NexGraph LLC (“NexGraph”), a company focused on analytic solutions, in exchange for aggregate cash consideration of $0.5 million. Of the purchase price, $0.1 million was allocated to intangibles, net and $0.4 million was allocated to goodwill.
Synchronite LLC
On June 2, 2014, the Company acquired Synchronite LLC (“Synchronite”), a German based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite's net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the December 31, 2015 consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. During the year ended December 31, 2015, the Company made $1.6 million of payments. The ending balance at December 31, 2015 is $0.2 million. The Company will continue to assess the earn-out calculation in future periods and any future adjustments will affect operating income.

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
The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!'s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price included approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and is included in accrued expenses in the December 31, 2015 consolidated balance sheet. During the year ended December 31, 2015, the Company assessed this earn-out and recorded a $3.2 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease in general and administrative expenses. As of December 31, 2015, there is a remaining liability of $0.2 million included in accrued expenses relating to this contingent earn-out.
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

Financial Assets and Liabilities
The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2015 and December 31, 2014, are summarized as follows (amounts in thousands). The Company’s cash held as collateral balance of $5.4 million at December 31, 2015 is not held in a money market account and is not included in the following table.

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,059	$—	$—	$4,059	$3,987	$—	$—	$3,987
Foreign currency derivative contracts	—	102	—	102	—	—	—	—
Total assets	$4,059	$102	$—	$4,161	$3,987	$—	$—	$3,987

Accrued liabilities:
Contingent earn-out	$—	$—	$377	$377	$—	$—	$6,940	$6,940
Foreign currency derivative contracts	—	310	—	310	—	—	—	—
Total liabilities	$—	$310	$377	$687	$—	$—	$6,940	$6,940
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

The Company's money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company's contingent earn-out liability and foreign currency derivative contracts are measured at fair value on a recurring basis and are classified as level 3 and level 2, respectively, within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASU No. 2011-08 to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
The contingent earn-out balance in connection with the acquisition of Engage was $0.9 million as of December 31, 2014. This earn-out is based on the potential earn-out consideration if certain revenue targets are achieved. The contingent earn-out balance was increased by $1.8 million in June 2014 in connection with the acquisition of Synchronite and $4.2 million in November 2014 in connection with the acquisition of CAO!. During the twelve months ended December 31, 2015, the contingent earn-out decreased by $4.1 million in connection with the acquisition of CAO! due to both re-measurement to fair value of $3.2 million and cash payments of $0.9 million. The contingent earnout was also decreased by $0.9 million in connection with the Engage acquisition and by $1.6 million in connection with the acquisition of Synchronite due to both re-measurement to fair value and cash payments. The contingent earn-out amounts are recorded in accrued expense on the condensed consolidated balance sheets as they are payable in 2016. The contingent earn-out relating to Engage was based on the potential earn-out consideration if certain revenue targets are achieved. There was no remaining contingent earn-out in connection with the acquisition of Engage as of December 31, 2015. The contingent earn-out relating to Synchronite is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. The contingent earn-out relating to CAO! is based on achieving certain target strategic and integration objectives and milestones.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2015	2014
Balance, Beginning of year	$6,940	$1,660
Synchronite addition (see Note 7)	—	1,810
CAO! addition (see Note 7)	—	4,220
Cash payment	(2,883)	(750)
Changes in fair value	(3,680)	—
Balance, End of year	$377	$6,940
Derivative Financial Instruments

The Company is exposed to foreign exchange risks that are managed in part by using derivative financial instruments. Beginning in January 2015, the Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at December 31, 2015 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.

In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $5.4 million at December 31, 2015 and is recorded as cash held as collateral in current assets.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of December 31, 2015	As of December 31, 2014
Notional amount of foreign currency derivative contracts	$43,431	$—
Fair value of foreign currency derivatives contracts	(208)	—

The fair value of the Company’s derivative instruments is summarized below (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2015	As of December 31, 2014
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$102	—

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$310	—

The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Income Statement
	Income Statement Location	December 31, 2015	December 31, 2014
Foreign currency derivatives contracts	Other Income	$54	—

9. Investments
In February 2014, the Company purchased technology licenses and consulting services at fair value from a company in the amount of $3.5 million. The Company received access to this company's patents as well as certain consulting services. During the year ended December 31, 2014, the Company allocated approximately $2.8 million to intangible assets, which is being amortized over the life of the patents. The remaining amount was allocated to other assets.

10. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $9.9 million, $9.5 million and $9.3 million, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)

Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2016	$9,782
2017	8,368
2018	7,588
2019	3,514
2020	1,429
Thereafter	3,779
Total minimum lease payments	$34,460
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $1.3 million, $0.9 million and $0.8 million of employer matching contributions for the years ended December 31, 2015, 2014 and 2013, respectively.
Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2015.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity

Common Stock
At December 31, 2015, there were 100,000,000 shares of common stock authorized, and 57,374,907 shares issued and outstanding. As of December 31, 2014, there were 100,000,000 shares of common stock authorized, and 56,701,331 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2015 and 2014, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. There were 420,172 shares repurchased under this program during 2015, of which 277,360 shares were recorded in treasury stock at par on the consolidated balance sheets as of December 31, 2015. As of December 31, 2015, approximately $6.1 million remained available for purchase under the program. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program by an additional $14.0 million.
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
The following table summarizes stock-based compensation expense related to employee stock options under ASC 718-10 included in Company’s statement of operations for the years ended (amounts in thousands):

	December 31,
	2015	2014	2013
Cost of revenue	$1,396	$1,492	$1,954
Sales and marketing	3,088	3,399	2,851
General and administrative expense	3,692	3,809	4,148
Product development expense	3,638	3,606	3,555
Total stock based compensation included in costs and expenses	$11,814	$12,306	$12,508

The per share weighted average fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $4.45, $5.15, and $5.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Dividend yield	—%	—%	—%
Risk-free interest rate	1.3% – 1.7%	1.5% – 1.7%	0.7% – 1.4%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	47.4% – 49.7%	49.6% – 53.7%	55.6% – 60.1%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 Stock Incentive Plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2015, approximately 3.8 million shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2015).
Employee Stock Purchase Plan
In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2015, approximately 381,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2015).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity - (continued)

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2012	9,841,479	$11.06
Granted	2,573,700	10.20
Exercised	(771,810)	6.48
Cancelled or expired	(1,919,176)	13.11
Balance outstanding at December 31, 2013	9,724,193	$10.86	5.52	$43,172
Options vested and expected to vest at December 31, 2013	8,282,223	$10.62	5.38	$38,320
Options exercisable at December 31, 2013	4,090,492	$8.71	4.62	$26,163

Balance outstanding at December 31, 2013	9,724,193	$10.86
Granted	3,826,500	11.04
Exercised	(1,097,543)	7.10
Cancelled or expired	(1,684,001)	12.70
Balance outstanding at December 31, 2014	10,769,149	$10.95	7.01	$38,752
Options vested and expected to vest at December 31, 2014	9,043,449	$10.89	6.69	$33,566
Options exercisable at December 31, 2014	4,736,834	$10.01	5.28	$22,083

Balance outstanding at December 31, 2014	10,769,149	$10.95
Granted	857,260	10.06
Exercised	(645,521)	4.41
Cancelled or expired	(1,837,032)	12.22
Balance outstanding at December 31, 2015	9,143,856	$11.05	6.66	$2,117
Options vested and expected to vest	8,355,976	$11.08	6.49	$2,117
Options exercisable at December 31, 2015	5,400,744	$10.95	5.60	$2,117
The total fair value of stock options exercised during the years ended December 31, 2015 and 2014 was approximately $1.7 million and $4.0 million, respectively. As of December 31, 2015, there was approximately $15.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.2 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity - (continued)

The following table summarizes information about outstanding and vested stock options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$1.79 - $7.02	1,201,564	2.95	$5.07	1,201,564	$5.07
$7.04 - $9.24	954,904	6.93	8.93	573,904	8.87
$9.34 - $10.05	1,054,775	8.19	9.76	353,325	9.62
$10.09 - $10.09	3,500	5.14	10.09	3,500	10.09
$10.13 - $10.13	1,623,175	8.28	10.13	410,125	10.13
$10.31 - $12.32	1,019,825	6.78	11.20	641,525	11.61
$12.46 - $13.28	1,413,025	6.13	13.06	1,075,400	13.08
$13.34 - $16.00	919,913	7.56	14.24	406,851	14.76
$16.98 - $18.09	948,175	6.39	17.45	730,800	17.46
$18.24 - $18.24	5,000	6.58	18.24	3,750	18.24

	9,143,856	6.66	$11.05	5,400,744	$10.95
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2014	—	$—	$—
Granted	1,256,500	10.31	—
Exercised	—	—	—
Forfeited	(55,000)	10.31	—
Non-vested and outstanding at December 31, 2015	1,201,500	$10.31	$8,110
Expected to vest	921,500	$10.31	$6,220
RSUs granted to employees generally vest over a four-year period. As of December 31, 2015, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $10.3 million and the weighted-average remaining vesting period was 3.2 years.

12. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson UK, Engage Australia, Kasamba Israel and LivePerson LTD Israel are “more likely than not” to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and onetime items. During the year ended December 31, 2015, the valuation recorded was $15.8 million.
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2015, the Company had approximately $5.4 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $4.6 million of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.
The domestic and foreign components of (loss) income before provision for (benefit from) income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(16,362)	$(12,933)	$(10,117)
Israel	2,257	4,614	3,549
United Kingdom	1,564	1,612	1,688
Netherlands	1,919	1,462	1,044
Australia	(565)	(513)	(301)
Germany	327	172	—
Other (1)	230	97	—
	$(10,630)	$(5,489)	$(4,137)
(1) Includes Japan, Italy, and France
No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd. (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2015.
The provision for (benefit from) income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income taxes:
U.S. Federal	$(524)	$155	$1,499
State and local	309	186	232
Foreign	1,573	3,254	2,508
Total current income taxes	1,358	3,595	4,239

Deferred income taxes:
U.S. Federal	13,791	(1,194)	(4,280)
State and local	876	41	331
Foreign	(211)	(583)	(928)
Total deferred income taxes	14,456	(1,736)	(4,877)
Total income taxes	$15,814	$1,859	$(638)

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The difference between the total income taxes computed at the federal statutory rate and the benefit from income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Federal Statutory Rate	34.00%	34.00%	35.00%
State taxes, net of federal benefit	0.35%	(2.74)%	2.66%
Non-deductible expenses – ISO	(8.57)%	(14.68)%	(18.19)%
Non-deductible expenses – Other	(2.20)%	(4.17)%	(8.15)%
Foreign tax rate differential	(12.41)%	(46.50)%	5.10%
Valuation allowance	(148.24)%	—%	—%
Other	(11.15)%	0.23%	(1.00)%
Total provision	(148.22)%	(33.86)%	15.42%
The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below (amounts in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,243	$1,908
Accounts payable and accrued expenses	5,017	3,171
Non-cash compensation	10,034	7,691
Intangibles amortization	3,826	3,083
Allowance for doubtful accounts	274	310
Total deferred tax assets	21,394	16,163
Less valuation allowance	(15,820)	—
Deferred tax assets, net of valuation allowance	5,574	16,163
Deferred tax liabilities:
Plant and equipment	(2,973)	(1,852)
Intangibles related to acquisitions	(1,361)	(974)
Goodwill amortization and contingent earn-out adjustments	(2,359)	—
Total deferred tax liabilities	(6,693)	(2,826)
Net deferred (liabilities)/assets	$(1,119)	$13,337
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $2.2 million and $1.5 million as of December 31, 2015 and 2014, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Unrecognized tax benefits balance at January 1	$1,501	$749
Gross increase for tax positions of prior years	—	—
Gross increase for tax positions of current years	737	752
Gross unrecognized tax benefits at December 31	$2,238	$1,501

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The tax years subject to examination by major tax jurisdictions include the years 2010 and forward for U.S states and New York City, the years 2011 and forward for U.S. Federal, and the years 2011 and forward for certain foreign jurisdictions.
13. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. The Company believes the claims filed by [24]7 Customer Inc. are entirely without merit and intends to defend them vigorously.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Restructuring Costs
The Company’s restructuring costs relate to the termination and severance costs associated with a large customer contract, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $3.4 million during the twelve months ended December 31, 2015 and is classified in the condensed consolidated statements of operations as restructuring costs. The restructuring liability was approximately $1.3 million as of December 31, 2015 and is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. During December 31, 2015, the Company paid out approximately $1.0 million of severance. The following table presents the detail of expenses and liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	Expense incurred during the Twelve Months Ended December 31, 2015	Liability as of December 31, 2015
Contract termination costs	$1,745	$427
Severance and other associated costs	1,639	901
Total restructuring costs	$3,384	$1,328

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 15, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2015 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.
The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2015:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders (1)	12,914,452	$11.05	3,770,596
Equity compensation plans not approved by stockholders	—	$—	—
Total	12,914,452	$11.05	3,770,596

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

(2)	Excludes securities reflected in column (a). Also see Note 11 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2016.

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

10.14	Employment agreement between LivePerson and Dustin Dean, dated February 25, 2015 (incorporated by reference to Exhibit 10.1 to LivePerson's Quarterly Report on Form 10-Q filed on May 11, 2015).

10.15
Amendment to the employment agreement between LivePerson and Dustin Dean, dated March 27, 2015 (incorporated by reference to Exhibit 10.1 to LivePerson's Quarterly Report on Form 10-Q filed on May 11, 2015).

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