Form 10-Q
period 2016-03-31
LIVEPERSON INC
filed 2016-05-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 3, 2016, 57,430,525 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	March 31, 2016	December 31, 2015
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,556	$48,803
Cash held as collateral	3,969	5,409
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $1,184 as of March 31, 2016 and December 31, 2015, respectively	30,209	30,388
Prepaid expenses and other current assets	11,999	9,327
Deferred tax assets, net	427	455
Total current assets	91,160	94,382
Property and equipment, net	24,841	24,129
Intangibles, net	23,034	24,619
Goodwill	80,409	80,322
Deferred tax assets, net	994	785
Other assets	2,118	1,957
Total assets	$222,556	$226,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,188	$7,102
Accrued expenses and other current liabilities	25,977	34,296
Deferred revenue	21,893	13,862
Total current liabilities	55,058	55,260
Other liabilities	3,151	3,270
Deferred tax liability	3,585	2,359
Total liabilities	61,794	60,889

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	57	57
Additional paid-in capital	286,208	286,856
Treasury stock	(1)	(1)
Accumulated deficit	(121,734)	(119,071)
Accumulated other comprehensive loss	(3,768)	(2,536)
Total stockholders’ equity	160,762	165,305
Total liabilities and stockholders’ equity	$222,556	$226,194

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$55,464	$59,770
Costs and expenses (1) (2)
Cost of revenue (3)	15,864	16,254
Sales and marketing	22,676	24,294
General and administrative	9,529	10,164
Product development	9,214	9,800
Amortization of purchased intangibles	924	1,313
Total costs and expenses	58,207	61,825
Loss from operations	(2,743)	(2,055)
Other income (expense), net	634	(231)
Loss before provision for (benefit from) income taxes	(2,109)	(2,286)
Provision for (benefit from) income taxes	554	(228)
Net loss	$(2,663)	$(2,058)

Net loss per share of common stock:
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted-average shares used to compute net loss per share:
Basic	56,386,003	56,291,383
Diluted	56,386,003	56,291,383

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$10	$328
Sales and marketing	630	595
General and administrative	852	932
Product development	827	939

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,338	$1,903
Sales and marketing	279	250
General and administrative	399	237
Product development	151	188

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$697	$839
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,663)	$(2,058)
Foreign currency translation adjustment	(1,232)	(989)
Comprehensive loss	$(3,895)	$(3,047)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(2,663)	$(2,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,319	2,794
Depreciation	3,167	2,578
Amortization of purchased intangibles	1,621	2,152
Deferred income taxes and other non-cash tax items	(181)	820
Provision for doubtful accounts, net	385	403

Changes in operating assets and liabilities:
Accounts receivable	(205)	(4,609)
Prepaid expenses and other current assets	(2,829)	(2,544)
Other assets	(84)	(15)
Accounts payable	86	1,359
Accrued expenses and other current liabilities	(8,606)	(7,045)
Deferred revenue	8,031	(1,776)
Other liabilities	1,109	361
Net cash provided by (used in) operating activities	2,150	(7,580)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(4,529)	(1,783)
Cash held as collateral for foreign exchange forward contracts	1,440	—
Net cash used in investing activities	(3,089)	(1,783)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	—	751
Proceeds from issuance of common stock in connection with the exercise of options	235	2,284
Repurchase of common stock	(3,204)	(2,058)
Net cash (used in) provided by financing activities	(2,969)	977
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(339)	(150)
CHANGE IN CASH AND CASH EQUIVALENTS	(4,247)	(8,536)
CASH AND CASH EQUIVALENTS - Beginning of the period	48,803	49,372
CASH AND CASH EQUIVALENTS - End of the period	$44,556	$40,836

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$464	$583

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$287	$2,224
Contingent earn-out in connection with acquisitions recorded in accrued expenses	$—	$1,810
Leasehold improvements funded by landlord	$152	$—

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with U.S. offices in Alpharetta (Georgia) and San Francisco, and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Reading (UK), and Tokyo.
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
The data the Company gathers and analyzes, on behalf of its customers, spans the breadth of an online or mobile visitor session, starting from an initial keyword search or application login, through actions on the website or mobile application of the Company’s customer, and even into a shopping cart and an executed sale. The Company combines this session data with other historical, behavioral and operational information to develop insights into each step of a consumer’s journey for sales and service transactions. These unique, industry- and use-case specific insights are mapped to each brand’s business goals in order to deliver successful campaign outcomes. LivePerson’s products, coupled with its domain knowledge, industry expertise and consulting services, have been proven to maximize the effectiveness of consumer engagement.
The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also offers an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (“Users”).
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2016, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016.
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

Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" ("ASU 2016-05"). This update applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. In practice, derivative instrument novations may occur for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The derivative instrument that is the subject of a novation may be the hedging instrument in a hedging relationship that has been designated under Topic 815, Derivatives and Hedging. This update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria. ASU 2016-05 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-05 on its financial statements.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the standard to have a material impact on its consolidated financial statements.

In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-17 on its financial statements.
In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-16 on its financial statements.
In February 2015, FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-02, which will be effective for our fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, the FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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
Diluted net loss per common share for the three months ended March 31, 2016 does not include the effect of options to purchase 8,587,993 shares of common stock, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three months ended March 31, 2015 does not include the effect of options to purchase 10,152,741 shares of common stock, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended
	March 31,
	2016	2015
Basic	56,386,003	56,291,383
Effect of assumed exercised options	—	—
Diluted	56,386,003	56,291,383

4.	Segment Information
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
Summarized financial information by segment for the three months ended March 31, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$45,959	$—	$—	$45,959
Hosted services – Consumer	—	3,766	—	3,766
Professional services	5,739	—	—	5,739
Total revenue	51,698	3,766	—	55,464
Cost of revenue	15,238	626	—	15,864
Sales and marketing	21,013	1,663	—	22,676
Amortization of purchased intangibles	924	—	—	924
Unallocated corporate expenses	—	—	18,743	18,743
Operating income (loss)	$14,523	$1,477	$(18,743)	$(2,743)
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
Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$37,790	$41,442
Other Americas (1)	1,546	2,703
Total Americas	39,336	44,145
EMEA (2)	11,606	11,784
APAC (3)	4,522	3,841
Total revenue	$55,464	$59,770
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)

The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	March 31,	December 31,
	2016	2015
United States	$97,038	$96,362
Israel	15,923	16,393
Australia	8,523	8,290
Netherlands	7,366	8,285
Other (1)	2,546	2,482
Total long-lived assets	$131,396	$131,812
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of March 31, 2016 and December 31, 2015.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2015	$72,298	$8,024	$80,322
Adjustments to goodwill:
Foreign exchange adjustment	87	—	87
Balance as of March 31, 2016	$72,385	$8,024	$80,409
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,063	$(16,855)	$11,208	4.7 years
Customer relationships	16,021	(7,196)	8,825	5.8 years
Trade names	1,299	(1,269)	30	2.6 years
Non-compete agreements	1,449	(1,008)	441	1.7 years
Patents	3,440	(937)	2,503	9.3 years
Other	262	(235)	27	3.0 years
Total	$50,534	$(27,500)	$23,034

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(15,723)	$12,282	4.7 years
Customer relationships	16,008	(6,873)	9,135	5.8 years
Trade names	1,287	(1,250)	37	2.6 years
Non-compete agreements	1,446	(936)	510	1.7 years
Patents	3,440	(848)	2,592	9.3 years
Other	312	(249)	63	3.0 years
Total	$50,498	$(25,879)	$24,619

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.6 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2016	$5,018
2017	4,917
2018	2,813
2019	2,591
2020	2,401
Thereafter	5,294
Total	$23,034

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2016	December 31, 2015
Computer equipment and software	$71,538	$67,631
Furniture, equipment and building improvements	13,733	13,761
	85,271	81,392
Less: accumulated depreciation	(60,430)	(57,263)
Total	$24,841	$24,129

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	March 31, 2016	December 31, 2015
Payroll and other employee related costs	$10,267	$14,107
Professional services and consulting and other vendor fees	11,113	12,372
Sales commissions	1,862	4,522
Contingent earnout (see Notes 8 and 9)	211	377
Other	2,524	2,918
Total	$25,977	$34,296

8.	Acquisitions
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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company had classified this amount as a liability with the amount included in accrued expenses. At June 30, 2015, the Company assessed this earn-out and recorded a $0.7 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to general and administrative expenses and costs of revenue. As of March 31, 2016, there was no remaining liability included in accrued expenses relating to this earn-out.
Synchronite, LLC
On June 2, 2014, the Company acquired Synchronite, LLC (“Synchronite”), a German-based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite’s net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the March 31, 2016 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. For the year ended December 31, 2015, the Company made $1.6 million of payments. The ending balance at March 31, 2016 is $0.2 million. The Company will continue to assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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

The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!’s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company had classified this amount as a liability included in accrued expenses in the consolidated balance sheet. During the year ended December 31, 2015, the Company assessed this earn-out and recorded a $3.2 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease to general and administrative expenses. During the quarter ended, March 31, 2016, the Company made cash payments of $0.2 million. There is no remaining liability included in accrued expenses relating to this contingent earn-out as of March 31, 2016.

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

Financial Assets and Liabilities
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2016 and December 31, 2015, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $4.0 million at March 31, 2016 and $5.4 million at December 31, 2015 is not held in a money market account and is not included in the following table.

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,323	$—	$—	$3,323	$4,059	$—	$—	$4,059
Foreign currency derivative contracts	—	1,159	—	1,159	—	102	—	102
Total assets	$3,323	$1,159	$—	$4,482	$4,059	$102	$—	$4,161

Liabilities:
Contingent earn-outs	$—	$—	$210	$210	$—	$—	$377	$377
Foreign currency derivative contracts	—	—	—	—	—	310	—	310
Total liabilities	$—	$—	$210	$210	$—	$310	$377	$687
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
The remaining contingent earn-out amounts as of March 31, 2016 are recorded in accrued expense on the condensed consolidated balance sheet and are payable in 2016. The contingent earn-out balance as of March 31, 2016 relates to Synchronite and is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	March 31, 2016	December 31, 2015
Balance, Beginning of Period	$377	$6,940
CAO! addition (see Note 8)	—	(2,883)
Cash payments	(167)	—
Changes in fair value	—	(3,680)
Balance, End of Period	$210	$377
Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. The Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $4.0 million at March 31, 2016, and $5.4 million at December 31, 2015 recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of March 31, 2016	As of December 31, 2015
Notional amount of foreign currency derivative contracts	$38,802	$43,431
Fair value of foreign currency derivatives contracts	$1,159	$(208)

The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2016	As of December 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$1,159	$102
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$—	$310
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended March 31,
	Location	2016	2015
Foreign currency derivatives contracts	Other income (expense)	$481	$(7)

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2016 was approximately $2.7 million. Rental expense for operating leases for the three months ended March 31, 2015 was approximately $2.5 million.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million of employer matching contributions for the three months ended March 31, 2016 and 2015.
Letters of Credit
As of March 31, 2016, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three months ended March 31, 2016.

11.	Stockholders’ Equity
Common Stock
As of March 31, 2016, there were 100,000,000 shares of common stock authorized, and 57,430,525 shares issued and outstanding. As of December 31, 2015, there were 100,000,000 shares of common stock authorized, and 57,374,907 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of March 31, 2016 and December 31, 2015, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.

Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. There were 637,827 shares repurchased under this program during 2016 which were recorded in treasury stock at par on the condensed consolidated balance sheets as of March 31, 2016. As of March 31, 2016, approximately $16.9 million remained available for purchase under the program.
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
The per share weighted average fair value of stock options granted during the three months ended March 31, 2016 was $2.34. The per share weighted average fair value of stock options granted during the three months ended March 31, 2015 was $4.64. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.25%	1.30%
Expected life (in years)	5	5
Historical volatility	47.3%	49.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2016, approximately 4,323,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2016).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of March 31, 2016, approximately 332,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2016).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2015	9,139	$11.05
Granted	8	5.55
Exercised	(3)	3.94
Cancelled or expired	(556)	11.02
Balance outstanding at March 31, 2016	8,588	$11.05	6.23	$1,408
Options vested and expected to vest	8,035	$11.07	6.08	$1,407
Options exercisable at March 31, 2016	5,494	$10.99	5.23	$1,406
The total fair value of stock options exercised during the three months ended March 31, 2016 was approximately $6,822. As of March 31, 2016, there was approximately $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.
The following table summarizes information about outstanding and vested stock options as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$1.79 - $7.02	1,185,764	2.67	$5.05	1,178,264	$5.05
$7.04 - $9.24	934,654	6.79	8.93	558,654	8.88
$9.34 - $10.05	1,007,150	8.26	9.77	327,700	9.62
$10.09 - $10.09	3,500	4.89	10.09	3,500	10.09
$10.13 - $10.13	1,339,525	7.51	10.13	402,850	10.13
$10.31 - $12.32	972,575	6.48	11.21	703,850	11.48
$12.46 - $13.28	1,344,400	5.34	13.07	1,172,150	13.08
$13.34 - $16.00	869,225	7.34	14.22	426,488	14.58
$16.98 - $18.09	926,200	6.15	17.44	716,625	17.45
$18.24 - $18.24	5,000	6.33	18.24	3,750	18.24

	8,587,993	6.23	$11.05	5,493,831	$10.99

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2015	1,201,500	$10.31	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(41,000)	10.31	—
Non-vested and outstanding at March 31, 2016	1,160,500	$10.31	$6,789
Expected to vest	852,514	$10.31	$4,987
RSUs granted to employees generally vest over a four-year period. As of March 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $9.4 million and the weighted-average remaining vesting period was 3.2 years.

12.	Legal Matters
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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.  We are a leading provider of mobile and online messaging technologies that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers by offering messaging as a preferred channel of communication. Messaging diminishes the need to rely on outdated email systems or call a 1-800 number. Brands leverage LiveEngage’s sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, and cobrowsing offerings to proactively engage with consumers through m-dot sites, mobile apps, the desktop, social media and third-party consumer messaging platforms. Our campaign-based messaging enables the brand to target the right consumer at the right time on a brand's site by leveraging proprietary analysis and data driven intelligence.
We are organized into two operating segments: Business and Consumer. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine and suite of online and mobile messaging offerings to proactively engage with consumers. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging.
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

•
Leveraging Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.

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

•
Expanding our International Presence. We continue to invest in sales and support personnel in the United Kingdom, Asia-Pacific, Latin America and Western Europe. We are also working with sales and support partners in the Asia-Pacific region. We continue to improve our e-commerce capabilities, and the multi-language and translation capabilities within our hosted solutions to further support international expansion.

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

Key Metrics
Financial overview of the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Total revenue decreased 7% to $55.5 million from $59.8 million.

•	Revenue from our Business segment decreased 8% to $51.7 million from $56.1 million.

•	Gross profit margin decreased to 71% from 73%.

•	Cost and expenses decreased 6% to $58.2 million from $61.8 million.

•	Net loss increased to $2.7 million from $2.1 million.

•
Revenue per enterprise and mid-market customer averaged $200,000 over the trailing twelve months ended March 31, 2016, a 18% sequential increase as compared to the $170,000 calculated for the trailing twelve months ended March 31, 2015. These figures are pro forma to exclude contributions from one large customer contract that ended in 2015.

•	Customer renewal rate for enterprise and mid-market customers was 83% over the trailing twelve months ended March 31, 2016 compared to 84% in December 31, 2015.
Adjusted EBITDA and Adjusted Net (Loss) Income
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the potentially dilutive impact of restructuring cost;

•	adjusted EBITDA does not consider the potentially dilutive impact of acquisition cost;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation of Adjusted EBITDA
GAAP net loss	$(2,663)	$(2,058)
Amortization of purchased intangibles	1,621	2,152
Stock-based compensation	2,319	2,794
Depreciation	3,167	2,578
Provision for (benefit from) income taxes	554	(228)
Other (income)/expense	(634)	231
Adjusted EBITDA	$4,364	$5,469
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

•	adjusted net income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net income does not consider the potentially dilutive impact of restructuring cost;

•	adjusted net income does not consider the potentially dilutive impact of acquisition cost;

•	adjusted net income does not consider the potentially dilutive impact of deferred tax asset valuation allowance;

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2016		2015
Reconciliation of Adjusted Net (Loss) Income
GAAP net loss	$(2,663)		$(2,058)
Amortization of purchased intangibles	1,621		2,152
Stock-based compensation	2,319		2,794
Income tax effect of non-GAAP items	(1,379)	(1)	(526)	(2)
Adjusted net (loss) income	$(102)		$2,362
(1) The Company's non-GAAP income tax effect uses a long-term projected tax rate of 35%.
(2) The Company's non-GAAP income tax effect was based on the effective tax rate, excluding discrete items.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results including the following:
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
As of March 31, 2016, there was approximately $11.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.9 years. As of March 31,

2016, there was approximately $9.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.2 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2016 and 2015. No individual customer accounted for 10% or more of accounts receivable as of March 31, 2016 and December 31, 2015. We decreased our allowance for doubtful accounts by $0.1 million to approximately $1.1 million, principally due to a decrease in accounts receivable.
A large portion of receivables are due from larger corporate customers that typically have longer payment cycles.
Goodwill
In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to such comparables.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 12, Legal Matters, of the Notes to the Consolidated Financial Statements for additional information on our legal proceedings and litigation.

Recently Issued Accounting Standards
In March 2016, FASB issued Accounting Standards Update No. 2016-09, "Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a)income tax consequences;(b)classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU 2016-09 on our financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships" ("ASU 2016-05"). This update applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. In practice, derivative instrument novations may occur for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The derivative instrument that is the subject of a novation may be the hedging instrument in a hedging relationship that has been designated under Topic 815, Derivatives and Hedging. This update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria. ASU 2016-05 is effective for financial statements issued for annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU 2016-05 on our financial statements.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our financial statements.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). Additionally, it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Lastly, the standard eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the standard to have a material impact on our financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of evaluating the impact of adoption of ASU 2015-17 on our financial statements.

In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of ASU 2015-16 on our financial statements.
In February 2015, FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. We do not expect to early adopt ASU 2015-02, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, the FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.We will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on our financial statements.
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
Revenue from our Business segment accounted for 93% and 94% of total revenue for the three months ended March 31, 2016 and 2015, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% and 90% of total Business revenue for the three months ended March 31, 2016 and 2015, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 7% and 6% of total revenue for the three months ended March 31, 2016 and 2015, respectively.
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
During the three months ended March 31, 2016, we decreased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.1 million, principally due to an decrease in accounts receivable. During 2015, we decreased our allowance for doubtful accounts by $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock-based compensation expense	$2,319	$2,794

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
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Revenue by Segment:
Business	$51,698	$56,074	(8)%
Consumer	3,766	3,696	2%
Total	$55,464	$59,770	(7)%

Business revenue decreased by 8% to $51.7 million in the three months ended March 31, 2016, from $56.1 million in the comparable period in 2015. The decrease is primarily attributable to revenue from existing customers of approximately $5.5 million and revenue that is variable based on pay for performance, interactions and usage of approximately $1.0 million; partially offset by an increase in revenue from professional services and new customers of approximately $2.2 million. Overall decrease in business revenue is primarily attributable to the temporary impact from our focus on upgrading customers to LiveEngage, as well as a previously disclosed customer contract that ended at the end of the first quarter of 2015.
Consumer revenue increased by 2% to $3.8 million in the three months ended March 31, 2016, from $3.7 million in the comparable period in 2015. The variance was driven by an increase in chat minutes along with an increase in the fees we charge experts, partially offset by a decrease in the price per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Cost of revenue - business	$15,238	$15,617	(2)%
Percentage of total revenue	27%	26%
Headcount (at period end):	291	291	—%

Cost of revenue decreased by 2% to $15.2 million in the three months ended March 31, 2016, from $15.6 million in the comparable period in 2015. This decrease in expense is primarily attributable to a decrease in outside labor provider fees and business services of approximately $0.8 million, a decrease in primary and backup server facilities and allocated overhead related costs to support our server and network infrastructure of approximately $0.2 million, and amortization of approximately $0.1 million. This is partially offset by an increase in depreciation expense of approximately $0.4 million as a result of the investment in enhancing our business continuity capabilities at our hosting facilities and an increase in total compensation and related costs for additional and existing customer service, network operations personnel and external consultants in the amount of approximately $0.4 million.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Cost of revenue - consumer	$626	$637	(2)%
Percentage of total revenue	1%	1%
Headcount (at period end)	19	19	—%
Cost of revenue remained relatively flat at $0.6 million in the three months ended March 31, 2016 and 2015, representing 1% of total revenue.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Sales and marketing - business	$21,013	$22,852	(8)%
Percentage of total revenue	38%	38%
Headcount (at period end):	325	372	(13)%
Sales and marketing expenses decreased by 8% to $21.0 million in the three months ended March 31, 2016, from $22.9 million in the comparable period in 2015. The decrease was primarily due to compensation and related costs for sales and marketing personnel of approximately $3.6 million directly related to a decrease in headcount as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize. This was partially offset by an increase in marketing expenses, tradeshow fees, and other related allocated overhead of approximately $1.0 million as a result of the LiveEngage 2.0 product expansion and an increase in outside labor provider fees and business services of approximately $0.7 million.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Sales and marketing - consumer	$1,663	$1,442	15%
Percentage of total revenue	3%	2%
Headcount (at period end):	12	9	33%
Sales and marketing expenses increased by 15% to $1.7 million in the three months ended March 31, 2016 from $1.4 million in the comparable period in 2015. This increase is primarily attributable to an increase in advertising expenses of approximately $0.3 million.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
General and administrative	$9,529	$10,164	(6)%
Percentage of total revenue	17%	17%
Headcount (at period end):	119	127	(6)%
General and administrative expenses decreased by 6% to $9.5 million in the three months ended March 31, 2016 from $10.2 million in the comparable period in 2015. This decrease is primarily attributable to a decrease in salary and related employee expenses of $0.4 million, outsourcing and other business services expense of approximately $0.3 million and recruiting fees of approximately $0.3 million. This is partially offset by increases in allocated occupancy costs, related overhead, and other general corporate expenses in the amount of approximately $0.4 million.

Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Product development	$9,214	$9,800	(6)%
Percentage of total revenue	17%	16%
Headcount (at period end):	255	263	(3)%
Product development costs decreased by 6% to $9.2 million in the three months ended March 31, 2016, from $9.8 million in the comparable period in 2015.  This decrease relates to a decrease in compensation, outside labor, and associated costs for existing product development personnel of approximately $0.6 million. We will continue to invest in product development efforts to expand future product offerings as we allow our recent investments in our product offerings to materialize.
Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Amortization of purchased intangibles	$924	$1,313	(30)%
Percentage of total revenues	2%	2%
Amortization expense for purchased intangibles decreased by 30% to $0.9 million in the three months ended March 31, 2016 from $1.3 million in the comparable period in 2015. The decrease is primarily attributable to the full amortization of NexGraph and Engage technology intangible along with continued amortization of our 2014 acquisitions of CAO! and Synchronite and our investments in technology licenses.
Additional amortization expense in the amount of $0.7 million and $0.8 million is included in cost of revenue for the three months ended March 31, 2016 and 2015.
Other Income (Expense), Net
Other income (expense) consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Other income (expense), net	$634	$(231)	(374)%
The decrease in other expense to other income in the three months ended March 31, 2016 from the comparable period 2015 is attributable to an increase in financial income from currency exchange, hedging, and other investment income of approximately $0.9 million.
Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,
	2016	2015	% Change
	($ in thousands)
Provision for (benefit from) income taxes	$554	$(228)	(343)%
Income tax expense increased to $0.6 million for the three months ended March 31, 2016. During the three months ended March 31, 2015, we recognized a tax benefit of $0.2 million. Our effective tax rate was 27% for the three months ended March 31, 2016. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had net loss of $2.7 million for the three months ended March 31, 2016 compared to a net loss of $2.1 million for the three months ended March 31, 2015. Revenue decreased by approximately $4.3 million while operating expenses decreased by $3.6 million. Other income increased by $0.9 million while the provision for (benefit from) income taxes increased by $0.8 million, contributing to an increase in net loss of $0.6 million.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$2,150	$(7,580)
Cash flows used in investing activities	(3,089)	(1,783)
Cash flows (used in) provided by financing activities	(2,969)	977
As of March 31, 2016, we had approximately $44.6 million in cash and cash equivalents, a decrease of approximately $4.2 million from December 31, 2015. The decrease is primarily attributable to net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility offset by partial release of restricted cash used for collateral pledge associated with office rent. The decrease in cash and cash equivalents related to the cash used in financing activities to repurchase our common stock, partially offset by proceeds from the issuance of common stock in connection with the exercise of stock options by employees and cash provided by operating activities. We invest our cash in short-term money market funds.
Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2016 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, a decrease in accrued expenses and other liabilities, and an increase in accounts receivable, prepaid expenses, accounts payable, deferred revenue, and deferred tax liability. Net cash used in operating activities was $7.6 million for the three months ended March 31, 2015 and consisted primarily of a net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, increases in accounts receivable and prepaid expenses, and decreases in accrued expenses and deferred revenue.
Net cash used in investing activities was $3.1 million in the three months ended March 31, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities offset by partial release of restricted cash associated with collateral pledge associated with rent. Net cash used in investing activities was $1.8 million in the three months ended March 31, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities.
Net cash used in financing activities was $3.0 million in the three months ended March 31, 2016 and consisted primarily of the repurchase of our common stock partially offset by proceeds from issuance of common stock. Net cash provided by financing activities was $1.0 million in the three months ended March 31, 2015 and consisted primarily of the issuance of common stock and excess tax benefit in connection with the exercise of stock options by employees offset by the repurchase of our common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2014, June 30, 2014, March 31, 2015, June 30, 2015, December 31, 2015, and March 31, 2016. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, as well as in the quarterly periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, December 31, 2015, and March 31, 2016. As of March 31, 2016, we had an accumulated deficit of approximately $121.7 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2016 and March 31, 2015 was $2.7 million and $2.5 million, respectively.
As of March 31, 2016, our principal commitments were approximately $31.8 million under various operating leases, of which approximately $5.6 million is due in 2016. We currently expect that our principal commitments for the year ending December 31, 2016 will not exceed $9.0 million in the aggregate.
Our contractual obligations at March 31, 2016 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$31,768	$7,447	$13,771	$6,776	$3,774
Total	$31,768	$7,447	$13,771	$6,776	$3,774

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2016, the U.S. dollar depreciated by approximately 2% as compared to the NIS. During the three months ended March 31, 2016, expenses generated by our Israeli operations totaled approximately $5.4 million. During 2016, we hedged this foreign currency risk exposure along with the hedging of the U.S dollar against the Euro, Great Britain Pound ("GBP"), and the Australian Dollar ("AUD"). We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may continue to enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2016, we decreased our allowance for doubtful accounts by $0.1 million to approximately $1.1 million, principally due to a decrease in accounts receivable. During 2015, we decreased our allowance for doubtful accounts from $1.3 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
A summary of the Company’s repurchase activity for the three months ended March 31, 2016 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$6,102,623
1/1/2016 – 1/31/2016	—	—	—	6,102,623
2/1/2016 – 2/29/2016	150,000	$4.63	150,000	19,408,618
3/1/2016 – 3/31/2016	487,827	5.15	487,827	16,898,399
Total	637,827	$5.02	637,827	$16,898,399

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. As of March 31, 2016, approximately $16.9 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	May 10, 2016	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 10, 2016	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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