Form 10-Q
period 2016-06-30
LIVEPERSON INC
filed 2016-07-29
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 25, 2016, 57,778,685 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	June 30, 2016	December 31, 2015
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,326	$48,803
Cash held as collateral	3,961	5,409
Accounts receivable, net of allowance for doubtful accounts of $1,605 and $1,184 as of June 30, 2016 and December 31, 2015, respectively	28,649	30,388
Prepaid expenses and other current assets	11,946	9,327
Deferred tax assets, net	—	455
Total current assets	96,882	94,382
Property and equipment, net	23,221	24,129
Intangibles, net	21,550	24,619
Goodwill	80,360	80,322
Deferred tax assets, net	1,096	785
Other assets	2,379	1,957
Total assets	$225,488	$226,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,233	$7,102
Accrued expenses and other current liabilities	29,209	34,296
Deferred revenue	29,454	13,862
Total current liabilities	64,896	55,260
Other liabilities	3,145	3,270
Deferred tax liability	3,628	2,359
Total liabilities	71,669	60,889

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	58	57
Additional paid-in capital	288,297	286,856
Treasury stock	(2)	(1)
Accumulated deficit	(129,500)	(119,071)
Accumulated other comprehensive loss	(5,034)	(2,536)
Total stockholders’ equity	153,819	165,305
Total liabilities and stockholders’ equity	$225,488	$226,194

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$56,679	$59,334	$112,144	$119,104
Costs and expenses (1) (2)
Cost of revenue (3)	17,508	18,052	33,372	34,307
Sales and marketing	23,088	24,382	45,764	48,676
General and administrative	10,161	10,306	19,690	20,470
Product development	10,719	10,109	19,933	19,909
Restructuring costs	—	2,988	—	2,988
Amortization of purchased intangibles	1,017	1,178	1,941	2,490
Total costs and expenses	62,493	67,015	120,700	128,840
Loss from operations	(5,814)	(7,681)	(8,556)	(9,736)
Other (expense) income, net	(646)	229	(12)	(2)
Loss before provision for (benefit from) income taxes	(6,460)	(7,452)	(8,568)	(9,738)
Provision for (benefit from) income taxes	1,306	(2,098)	1,861	(2,326)
Net loss	$(7,766)	$(5,354)	$(10,429)	$(7,412)

Net loss per share of common stock:
Basic	$(0.14)	$(0.09)	$(0.19)	$(0.13)
Diluted	$(0.14)	$(0.09)	$(0.19)	$(0.13)

Weighted-average shares used to compute net loss per share:
Basic	55,965,525	56,491,989	56,174,603	56,392,240
Diluted	55,965,525	56,491,989	56,174,603	56,392,240

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$211	$476	$221	$804
Sales and marketing	804	937	1,434	1,532
General and administrative	941	746	1,793	1,678
Product development	1,070	953	1,897	1,892

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,374	$2,323	$4,712	$4,225
Sales and marketing	521	314	800	565
General and administrative	382	236	780	473
Product development	351	209	502	397

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$697	$839	$1,394	$1,679
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(7,766)	$(5,354)	$(10,429)	$(7,412)
Foreign currency translation adjustment	(1,266)	2,060	(2,498)	1,071
Comprehensive loss	$(9,032)	$(3,294)	$(12,927)	$(6,341)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(10,429)	$(7,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5,345	5,906
Depreciation	6,794	5,660
Amortization of purchased intangibles	3,335	4,169
Deferred income taxes and other non-cash tax items	144	(1,114)
Provision for doubtful accounts, net	707	1,037

Changes in operating assets and liabilities:
Accounts receivable	1,032	(1,913)
Prepaid expenses and other current assets	(2,762)	(2,902)
Other assets	(6)	(16)
Accounts payable	(1,056)	1,817
Accrued expenses and other current liabilities	(5,101)	(5,516)
Deferred revenue	15,593	351
Other liabilities	1,166	263
Net cash provided by operating activities	14,762	330

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(6,646)	(8,442)
Cash held as collateral for foreign exchange forward contracts	1,448	(5,464)
Payments for acquisitions and intangible assets, net of cash acquired	—	(150)
Net cash used in investing activities	(5,198)	(14,056)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	—	757
Proceeds from issuance of common stock in connection with the exercise of options	655	3,105
Repurchase of common stock	(4,571)	(2,534)
Net cash (used in) provided by financing activities	(3,916)	1,328
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,125)	65
CHANGE IN CASH AND CASH EQUIVALENTS	3,523	(12,333)
CASH AND CASH EQUIVALENTS - Beginning of the period	48,803	49,372
CASH AND CASH EQUIVALENTS - End of the period	$52,326	$37,039

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$923	$1,122

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$187	$580
Leasehold improvements funded by landlord	$144	$—

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with U.S. offices in Alpharetta (Georgia) and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Reading (UK), and Tokyo.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2016, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements at that date.
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
Reclassification
For comparability, certain 2015 amounts have been reclassified, where appropriate, to conform to the financial presentation in 2016. The Company reclassified $0.2 million related to the fair value adjustment of the contingent earn-out for Engage Pty Ltd. (“Engage”) from cost of revenue to general and administrative expenses.

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

Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to early adopt ASU 2015-17 on its financial statements effective June 30, 2016 on a prospective basis.
In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. This standard became effective for the Company in the first quarter of 2016, and is applied on a prospective basis to adjustments to provisional amounts that occur after the effective date with no material impact to its financial statements.
In February 2015, FASB issued Accounting Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company adopted this standard during the first quarter of 2016 and there was no material impact of this on its financial statements.
In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, the FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

2.	Revenue Recognition
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Because the Company provides its application as a service, the Company follows the provisions of FASB Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” and ASC 605-25, “Revenue Recognition with Multiple-Element Arrangements.” The Company charges a monthly, quarterly or annual fee, which varies by type of service, the level of customer usage and website traffic, and in some cases, the number of orders placed via the Company’s online engagement solutions.
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
Diluted net loss per common share for the three and six months ended June 30, 2016 does not include the effect of 9,156,278 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2015 does not include the effect of 11,358,658 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic	55,965,525	56,491,989	56,174,603	56,392,240
Effect of assumed exercised options	—	—	—	—
Diluted	55,965,525	56,491,989	56,174,603	56,392,240

4.	Segment Information
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
Summarized financial information by segment for the three months ended June 30, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$46,729	$—	$—	$46,729
Hosted services – Consumer	—	4,238	—	4,238
Professional services	5,712	—	—	5,712
Total revenue	52,441	4,238	—	56,679
Cost of revenue	16,691	817	—	17,508
Sales and marketing	21,315	1,773	—	23,088
Amortization of purchased intangibles	1,017	—	—	1,017
Unallocated corporate expenses	—	—	20,880	20,880
Operating income (loss)	$13,418	$1,648	$(20,880)	$(5,814)
Summarized financial information by segment for the three months ended June 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$50,197	$—	$—	$50,197
Hosted services – Consumer	—	3,862	—	3,862
Professional services	5,275	—	—	5,275
Total revenue	55,472	3,862	—	59,334
Cost of revenue	17,436	616	—	18,052
Sales and marketing	22,617	1,765	—	24,382
Amortization of purchased intangibles	1,178	—	—	1,178
Unallocated corporate expenses	—	—	23,403	23,403
Operating income (loss)	$14,241	$1,481	$(23,403)	$(7,681)

Summarized financial information by segment for the six months ended June 30, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$92,688	$—	$—	$92,688
Hosted services – Consumer	—	8,004	—	8,004
Professional services	11,452	—	—	11,452
Total revenue	104,140	8,004	—	112,144
Cost of revenue	31,929	1,443	—	33,372
Sales and marketing	42,328	3,436	—	45,764
Amortization of purchased intangibles	1,941	—	—	1,941
Unallocated corporate expenses	—	—	39,623	39,623
Operating income (loss)	$27,942	$3,125	$(39,623)	$(8,556)
Summarized financial information by segment for the six months ended June 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$100,809	$—	$—	$100,809
Hosted services – Consumer	—	7,559	—	7,559
Professional services	10,736	—	—	10,736
Total revenue	111,545	7,559	—	119,104
Cost of revenue	33,053	1,254	—	34,307
Sales and marketing	45,531	3,145	—	48,676
Amortization of purchased intangibles	2,490	—	—	2,490
Unallocated corporate expenses	—	—	43,367	43,367
Operating income (loss)	$30,471	$3,160	$(43,367)	$(9,736)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$38,272	$38,996	$76,063	$80,437
Other Americas (1)	1,546	3,145	3,092	5,848
Total Americas	39,818	42,141	79,155	86,285
EMEA (2)	12,274	13,421	23,880	25,206
APAC (3)	4,587	3,772	9,109	7,613
Total revenue	$56,679	$59,334	$112,144	$119,104
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)

The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	June 30,	December 31,
	2016	2015
United States	$95,171	$96,362
Israel	15,173	16,393
Australia	8,556	8,290
Netherlands	7,467	8,285
Other (1)	2,239	2,482
Total long-lived assets	$128,606	$131,812
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2016 and December 31, 2015

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2015	$72,298	$8,024	$80,322
Adjustments to goodwill:
Foreign exchange adjustment	38	—	38
Balance as of June 30, 2016	$72,336	$8,024	$80,360
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,050	$(17,818)	$10,232	4.7 years
Customer relationships	16,016	(7,777)	8,239	5.8 years
Trade names	1,298	(1,271)	27	2.6 years
Non-compete agreements	1,448	(1,079)	369	1.7 years
Patents	3,690	(1,034)	2,656	10.4 years
Other	262	(235)	27	3.0 years
Total	$50,764	$(29,214)	$21,550

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(15,723)	$12,282	4.7 years
Customer relationships	16,008	(6,873)	9,135	5.8 years
Trade names	1,287	(1,250)	37	2.6 years
Non-compete agreements	1,446	(936)	510	1.7 years
Patents	3,440	(848)	2,592	10.4 years
Other	312	(249)	63	3.0 years
Total	$50,498	$(25,879)	$24,619

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.7 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. Aggregate amortization expense for intangible assets was $3.3 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively. For the three and six months ended June 30, 2016 and 2015, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2016	$3,326
2017	4,934
2018	2,827
2019	2,608
2020	2,417
Thereafter	5,438
Total	$21,550

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	June 30, 2016	December 31, 2015
Computer equipment and software	$73,429	$67,631
Furniture, equipment and building improvements	13,849	13,761
	87,278	81,392
Less: accumulated depreciation	(64,057)	(57,263)
Total	$23,221	$24,129

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	June 30, 2016	December 31, 2015
Payroll and other employee related costs	$14,116	$14,107
Professional services and consulting and other vendor fees	9,290	12,372
Sales commissions	2,231	4,522
Contingent earnout (see Notes 8 and 9)	210	377
Other	3,362	2,918
Total	$29,209	$34,296

8.	Acquisitions
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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company had classified this amount as a liability with the amount included in accrued expenses. At June 30, 2015, the Company assessed this earn-out and recorded a $0.7 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to general and administrative expenses and cost of revenue. As of June 30, 2016, there was no remaining liability included in accrued expenses relating to this earn-out.
Synchronite, LLC
On June 2, 2014, the Company acquired Synchronite, LLC (“Synchronite”), a German-based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.

The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite’s net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the June 30, 2016 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. For the year ended December 31, 2015, the Company made $1.6 million of earn-out payments. The remaining potential earn-out consideration at June 30, 2016 was $0.2 million. The Company will continue to assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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
The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!’s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company had classified this amount as a liability included in accrued expenses in the consolidated balance sheet. During the year ended December 31, 2015, the Company assessed this earn-out and recorded a $3.2 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease to general and administrative expenses. During the six months ended June 30, 2016, the Company made cash payments of $0.2 million. There is no remaining liability included in accrued expenses relating to this contingent earn-out as of June 30, 2016.

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

Financial Assets and Liabilities
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2016 and December 31, 2015, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $4.0 million at June 30, 2016 and $5.4 million at December 31, 2015 is not held in a money market account and is not included in the following table.

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,073	$—	$—	$3,073	$4,059	$—	$—	$4,059
Foreign currency derivative contracts	—	287	—	287	—	102	—	102
Total assets	$3,073	$287	$—	$3,360	$4,059	$102	$—	$4,161

Liabilities:
Contingent earn-outs	$—	$—	$210	$210	$—	$—	$377	$377
Foreign currency derivative contracts	—	21	—	21	—	310	—	310
Total liabilities	$—	$21	$210	$231	$—	$310	$377	$687
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
The remaining contingent earn-out amounts as of June 30, 2016 are recorded in accrued expense on the condensed consolidated balance sheet and are payable in 2016. The contingent earn-out balance as of June 30, 2016 relates to Synchronite and is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	June 30, 2016	December 31, 2015
Balance, Beginning of Period	$377	$6,940
Cash payments	(167)	(2,883)
Changes in fair value	—	(3,680)
Balance, End of Period	$210	$377

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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $4.0 million at June 30, 2016, and $5.4 million at December 31, 2015 recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of June 30, 2016	As of December 31, 2015
Notional amount of foreign currency derivative contracts	$43,067	$43,431
Fair value of foreign currency derivatives contracts	$266	$(208)
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2016	As of December 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$287	$102
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$21	$310
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Foreign currency derivatives contracts	Other (expense)income	$(393)	$40	$88	$33

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2016 was approximately $2.6 million and $5.3 million, respectively. Rental expense for operating leases for the three and six months ended June 30, 2015 was approximately $2.4 million and $4.9 million, respectively.

Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.3 million and $0.7 million of employer matching contributions for the three and six months ended June 30, 2016, respectively. Salaries and related expenses include $0.4 million and $0.8 million of employer matching contributions for the three and six months ended June 30, 2015, respectively.
Letters of Credit
As of June 30, 2016, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three and six months ended June 30, 2016.

11.	Stockholders’ Equity
Common Stock
As of June 30, 2016, there were 100,000,000 shares of common stock authorized, and 57,772,165 shares issued and outstanding. As of December 31, 2015, there were 100,000,000 shares of common stock authorized, and 57,374,907 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of June 30, 2016 and December 31, 2015, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. There were 837,773 shares repurchased under this program during the six months ended June 30, 2016, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of June 30, 2016. As of June 30, 2016, approximately $15.5 million remained available for purchase under the program.
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
The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2016 was $3.03 and $3.00, respectively. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2015 was $4.20 and $4.54, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.0% - 1.4%	1.4%	1.0% - 1.4%	1.3% - 1.4%
Expected life (in years)	5	5	5	5
Historical volatility	47.7% - 48.2%	49.4%	47.3% - 48.2%	49.4% - 49.7%

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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of June 30, 2016, approximately 2,409,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2016).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of June 30, 2016, approximately 284,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2016).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2015	9,139	$11.05
Granted	140	7.03
Exercised	(32)	4.85
Cancelled or expired	(881)	11.22
Balance outstanding at June 30, 2016	8,366	$10.99	6.11	$1,738
Options vested and expected to vest	7,961	$11.00	6.00	$1,734
Options exercisable at June 30, 2016	5,573	$10.96	5.32	$1,731
The total fair value of stock options exercised during the six months ended June 30, 2016 was approximately $89,927. As of June 30, 2016, there was approximately $9.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes information about outstanding and vested stock options as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.02	1,150	2.52	$5.04	1,135	$5.03
$7.04 - $9.24	1,045	6.92	8.73	556	8.88
$9.34 - $10.05	977	7.81	9.77	464	9.72
$10.09 - $10.09	4	4.64	10.09	4	10.09
$10.13 - $10.13	1,219	7.69	10.13	616	10.13
$10.31 - $12.32	945	6.22	11.21	694	11.47
$12.46 - $13.28	1,295	5.17	13.09	1,142	13.09
$13.34 - $16.00	840	7.10	14.23	455	14.71
$16.98 - $18.09	886	6.00	17.45	684	17.46
$18.24 - $18.24	5	6.08	18.24	4	18.24

	8,366	6.11	$10.99	5,754	$10.96

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2015	1,202	$10.31	$—
Granted	—	—	—
Released	(266)	10.31	—
Forfeited	(145)	10.31	—
Non-vested and outstanding at June 30, 2016	791	$10.31	$5,009
Expected to vest	652	$10.31	$4,132
RSUs granted to employees generally vest over a four-year period. As of June 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $8.1 million and the weighted-average remaining vesting period was 3.0 years.

12.	Restructuring
The Company's restructuring costs relate to the termination and severance costs associated with a large customer contract, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential. There was no expense associated with this restructuring during the three and six months ended June 30, 2016. The expense associated with this restructuring was approximately $3.0 million during the three and six months ended June 30, 2015 and is classified in the condensed consolidated statements of operations as restructuring costs. The restructuring liability was approximately $1.7 million as of June 30, 2015 and is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The following table present the detail of expenses and liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	Expense incurred during the Six Months Ended June 30, 2015	Liability as of June 30, 2015
Contract termination costs	$1,745	$644
Severance and other associated costs	1,243	1,072
Total restructuring costs	$2,988	$1,716

13.	Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. The Company believes the claims filed by [24]7 Customer Inc. are without merit and intends to defend them vigorously.

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

Key Metrics
Financial overview of the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

•	Total revenue decreased 4% to $56.7 million from $59.3 million.

•	Revenue from our Business segment decreased 5% to $52.4 million from $55.5 million.

•	Gross profit margin decreased to 69% from 70%.

•	Cost and expenses decreased 7% to $62.5 million from $67.0 million.

•	Net loss increased to $7.8 million from $5.4 million.

•
Average annual revenue per enterprise and mid-market customer averaged $200,000 over the trailing twelve months ended June 30, 2016, as compared to $183,000 for the trailing twelve months ended June 30, 2015. These figures are pro forma to exclude contributions from one large customer contract that ended in 2015.

•	Customer renewal rate for enterprise and mid-market customers was 83% over the trailing twelve months ended June 30, 2016 and March 31, 2016.
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the potentially dilutive impact of restructuring cost;

•	adjusted EBITDA does not consider the potentially dilutive impact of one time charges;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Reconciliation of Adjusted EBITDA
GAAP net loss	$(7,766)		$(5,354)		$(10,429)		$(7,412)
Amortization of purchased intangibles	1,714		2,017		3,335		4,169
Stock-based compensation	3,026		3,112		5,345		5,906
Depreciation	3,628		3,082		6,794		5,660
Other non-recurring costs	2,054	(1)	—		2,438	(2)	—
Contingent earn-out adjustments	—		(660)	(3)	—		(660)	(3)
Restructuring costs	—		2,988		—		2,988
Provision for (benefit from) income taxes	1,306		(2,098)		1,861		(2,326)
Other (income)/expense	646		(229)		12		2
Adjusted EBITDA	$4,608		$2,858		$9,356		$8,327

(1) Includes litigation costs of $1.6 million and severance costs of $0.5 million for the three months ended.
(2) Includes litigation costs of $1.9 million and severance costs of $0.5 million for the six months ended. For comparability, amounts have been reclassified where appropriate, to conform to current period presentation.

(3) For comparability, amounts have been reclassified where appropriate, to conform to prior period presentation.
Our use of adjusted net (loss) income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although amortization are non-cash charges, the assets being amortized may have to be replaced in the future, and adjusted net (loss) income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted net (loss) income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net (loss) income does not consider the potentially dilutive impact of restructuring cost;

•	adjusted net (loss) income does not consider the potentially dilutive impact of one time charges;

•	adjusted net (loss) income does not consider the potentially dilutive impact of deferred tax asset valuation allowance;

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted net (loss) income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Reconciliation of Adjusted Net (Loss) Income
GAAP net loss	$(7,766)		$(5,354)		$(10,429)		$(7,412)
Amortization of purchased intangibles	1,714		2,017		3,335		4,169
Stock-based compensation	3,026		3,112		5,345		5,906
Other non-recurring costs	2,404	(1)	—		2,788	(2)	2,988
Contingent earn-out adjustments	—		(660)		—		(660)
Deferred tax asset valuation allowance	692		—		692		—
Restructuring costs	—		2,988		—		—
Income tax effect of non-GAAP items	(2,500)	(3)	(1,704)	(4)	(4,014)	(3)	(2,230)	(4)
Adjusted net (loss) income	$(2,430)		$399		$(2,283)		$2,761

(1) Includes litigation costs of $1.6 million, write off of office facility depreciation of $0.3 million and severance costs of $0.5 million for the three months ended.
(2) Includes litigation costs of $1.9 million, write off of office facility depreciation of $0.3 million and severance costs of $0.5 million for the six months ended. For comparability, amounts have been reclassified where appropriate, to conform to current period presentation.

(3) The Company's non-GAAP income tax effect uses a long-term projected tax rate of 35%.
(4) The Company's non-GAAP income tax effect was based on the effective tax rate, excluding discrete items.

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
As of June 30, 2016, there was approximately $9.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.7 years. As of June 30, 2016, there was approximately $8.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the six months ended June 30, 2016 and 2015. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2016 and December 31, 2015. During the six months ended June 30, 2016, our allowance for doubtful accounts increased by $0.4 million primarily due to analysis of the accounts receivable aging.
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
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets, including intangible assets, which it considers to be impaired.
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 13, Legal Matters, of the Notes to the Consolidated Financial Statements for additional information on our legal proceedings and litigation.
Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have elected to early adopt ASU 2015-17 on our financial statements effective June 30, 2016 on a prospective basis.
In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. This standard became effective in the first quarter of 2016, and is applied on a prospective basis to adjustments to provisional amounts that occur after the effective date with no impact to our financial statements.
In February 2015, FASB issued Accounting Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. We adopted this standard during the first quarter of 2016 and there was no material impact of this on our financial statements.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, the FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. We will adopt this guidance at the beginning of its first quarter of fiscal year 2018. Adoption of this guidance is not expected to have a material impact on our financial statements.
Revenue
The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. We charge a monthly, quarterly or annual fee, which varies by service and customer usage. The majority of our larger customers also pay a professional services fee related to implementation and ongoing optimization services. A large proportion of our revenue from new customers comes from large corporations. These companies typically have more significant implementation requirements and more stringent data security standards. Such customers also have more sophisticated data analysis and performance reporting requirements, and are likely to engage our professional services organization to provide such analysis and reporting on a recurring basis.
Revenue from our Business segment accounted for 93% of total revenue for the three months ended June 30, 2016 and 2015 and 93% and 94% of total revenue for the six months ended June 30, 2016 and 2015, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three and six months ended June 30, 2016 and 90% for the three and six months ended June 30, 2015, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 7% of total revenue for the three months ended June 30, 2016 and 2015 and 7% and 6% of total revenue for the six months ended June 30, 2016 and 2015, respectively.
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
During the six months ended June 30, 2016, our allowance for doubtful accounts increased by $0.4 million primarily due to analysis of the accounts receivable aging. During 2015, we decreased our allowance for doubtful accounts by $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Stock-based compensation expense	$3,026	$3,112	$5,345	$5,906

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
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$52,441	$55,472	(5)%	$104,140	$111,545	(7)%
Consumer	4,238	3,862	10%	8,004	7,559	6%
Total	$56,679	$59,334	(4)%	$112,144	$119,104	(6)%
Business revenue decreased by 5% to $52.4 million in the three months ended June 30, 2016, from $55.5 million in the comparable period in 2015. The decrease is primarily attributable to the decrease in revenue from existing customers by approximately $6.0 million; offset partially by the increase of revenue from new customers and professional services of approximately $2.4 million and revenue that is variable based on pay for performance, interactions and usage of approximately $0.6 million. Overall decrease in business revenue is primarily attributable to delays in anticipated upsells from existing customers. This is a reflection of the rapid pace of migrations, and migration commitments we have seen in recent months, as customers typically prefer to complete upgrades before expanding services. Additionally, there was also a foreign exchange impact primarily tied to the British Pound.
Consumer revenue increased by 10% to $4.2 million in the three months ended June 30, 2016, from $3.9 million in the comparable period in 2015. The variance was driven by an increase in chat minutes along with an increase in the fees we charge experts, partially offset by a decrease in the price per minute.

Business revenue decreased by 7% to $104.1 million in the six months ended June 30, 2016, from $111.5 million in the comparable period in 2015. The decrease is primarily attributable to the decrease in revenue from existing customers of approximately $11.7 million and revenue that is variable based on pay for performance, interactions and usage of approximately $0.4 million; offset partially by the increase in revenue from professional services and new customers of approximately $4.6 million. Overall decrease in business revenue is primarily attributable to delays in anticipated upsells from existing customers. This is a reflection of the rapid pace of migrations, and migration commitments we have seen in recent months, as customers typically prefer to complete upgrades before expanding services. Additionally, there was also a foreign exchange impact primarily tied to the British Pound.
Consumer revenue increased by 6% to $8.0 million in the six months ended June 30, 2016, from $7.6 million in the comparable period in 2015. The variance was driven by an increase in chat minutes along with an increase in the fees we charge experts, partially offset by a decrease in the price per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$16,691	$17,436	(4)%	$31,929	$33,053	(3)%
Percentage of total revenue	29%	29%		28%	28%
Headcount (at period end):	294	299	(2)%	294	299	(2)%

Cost of revenue decreased by 4% to $16.7 million in the three months ended June 30, 2016, from $17.4 million in the comparable period in 2015. This decrease in expense is primarily attributable to a decrease in outside labor provider fees and other business services of approximately $1.8 million and partially offset by an increase in salary and other related employee expenses of approximately $0.6 million, primary and backup server facilities and allocated overhead by $0.6 million, and amortization of $0.2 million.
Cost of revenue decreased by 3% to $31.9 million in the six months ended June 30, 2016, from $33.1 million in the comparable period in 2015. This decrease in expense is primarily attributable to a decrease in outside labor provider fees and business services of approximately $2.6 million and amortization of $0.3 million. This is partially offset by an increase in in salary and other related employee expenses of approximately $1.0 million, depreciation of approximately $0.4 million, and primary and backup server facilities and allocated overhead by $0.3 million.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$817	$616	33%	$1,443	$1,254	15%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	19	15	27%	19	15	27%
Cost of revenue increased by 33% to $0.8 million in the three months ended June 30, 2016, from $0.6 million in the comparable period in 2015. This increase in expense is due to increases in outsourcing and other business services of approximately $0.1 million and credit card processing and other bank fees of approximately $0.1 million.
Cost of revenue increased by 15% to $1.4 million in the six months ended June 30, 2016, from $1.3 million in the comparable period in 2015. This increase in expense is due to increases in outsourcing and other business services of approximately $0.1 million and credit card processing and other bank fees of approximately $0.1 million.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$21,315	$22,617	(6)%	$42,328	$45,531	(7)%
Percentage of total revenue	38%	38%		38%	38%
Headcount (at period end):	319	354	(10)%	319	354	(10)%
Sales and marketing expenses decreased by 6% to $21.3 million in the three months ended June 30, 2016, from $22.6 million in the comparable period in 2015. The decrease was primarily due to compensation and related costs for sales and marketing personnel of approximately $1.4 million and advertising expense of $0.7 million directly related to a decrease in headcount as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize. This is partially offset by outsourced labor and other business services of approximately $0.9 million.
Sales and marketing expenses decreased by 7% to $42.3 million in the six months ended June 30, 2016, from $45.5 million in the comparable period in 2015. The decrease was primarily due to compensation and related costs for sales and marketing personnel of approximately $5.0 million directly related to a decrease in headcount as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize. This is offset by an increases in business services expense of approximately $1.6 million, and advertising expense of approximately $0.4 million.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$1,773	$1,765	—%	$3,436	$3,145	9%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end):	12	9	33%	12	9	33%
Sales and marketing expenses remained relatively flat at $1.8 million in the three months ended June 30, 2016 compared to the same period in 2015. Compensation and related expenses for sales and marketing personnel increased by approximately $0.1 million, offset by decreases in outsourcing and subcontracted labor.
Sales and marketing expenses increased by 9% to $3.4 million in the six months ended June 30, 2016, from $3.1 million in the comparable period in 2015. This increase is primarily attributable to an increases in advertising expenses of approximately $0.2 million and compensation and related expenses for sales and marketing personnel of approximately $0.1 million.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
General and administrative	$10,161	$10,306	(1)%	$19,690	$20,470	(4)%
Percentage of total revenue	18%	17%		18%	17%
Headcount (at period end):	115	122	(6)%	115	122	(6)%
General and administrative expenses decreased by 1% to $10.2 million in the three months ended June 30, 2016 from $10.3 million in the comparable period in 2015. This decrease is primarily attributable to a decrease in allocated occupancy costs, related overhead, and other general corporate expenses of approximately $1.1 million and in salary and related employee expenses of $0.1 million. This was partially offset by increases in professional fees of $1.2 million.
General and administrative expenses decreased by 4% to $19.7 million in the six months ended June 30, 2016 from $20.5 million in the comparable period in 2015. This decrease is primarily attributable to a decrease in allocated occupancy costs, related overhead, and other general corporate expenses in the amount of $0.8 million and in compensation and related expenses for general and administrative personnel and contractors of $0.8 million partially offset by increases in professional fees of $0.8 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Product development	$10,719	$10,109	6%	$19,933	$19,909	—%
Percentage of total revenue	19%	17%		18%	17%
Headcount (at period end):	269	253	6%	269	253	6%
Product development costs increased by 6% to $10.7 million in the three months ended June 30, 2016, from $10.1 million in the comparable period in 2015.  This increase relates to an increase in compensation, outside labor, and associated costs for existing product development personnel of approximately $0.6 million. We will continue to invest in product development efforts to expand future product offerings as we allow our recent investments in our product offerings to materialize.
Product development costs remained relatively flat in the six months ended June 30, 2016 when compared to the same period in 2015. There was an increase in compensation, outside labor, and associated costs for existing product development personnel of approximately $0.1 million, that was offset by decreases in allocated occupancy costs and related overhead expenses.
Restructuring Costs
Restructuring costs consist of termination costs associated with a large customer contract that ended, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$—	$2,988	(100)%	$—	$2,988	(100)%
Percentage of total revenue	—%	5%		—%	3%
Restructuring costs incurred in 2015 amounted to approximately $3.0 million. This consisted of approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $0.8 million of severance and other associated costs.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,017	$1,178	(14)%	$1,941	$2,490	(22)%
Percentage of total revenues	2%	2%		2%	2%
Amortization expense for purchased intangibles decreased by 14% to $1.0 million in the three months ended June 30, 2016 from $1.2 million in the comparable period in 2015. The decrease is primarily attributable to the full amortization of Look.Io and Engage technology intangible along with continued amortization of our 2014 acquisitions of CAO! and Synchronite and our investments in technology licenses.
Amortization expense for purchased intangibles decreased by 22% to $1.9 million in the six months ended June 30, 2016 from $2.5 million in the comparable period in 2015. The decrease is primarily attributable to the full amortization of Look.Io, NexGraph and Engage technology intangible along with continued amortization of our 2014 acquisitions of CAO! and Synchronite and our investments in technology licenses.
Additional amortization expense in the amount of $0.7 million and $0.8 million and $1.4 million and $1.7 million is included in cost of revenue for the three and six months ended June 30, 2016 and 2015, respectively.
Other (Expense) Income, Net
Other (expense) income consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$(646)	$229	(382)%	$(12)	$(2)	500%
The variance in other income to other expense in the three months ended June 30, 2016 from the comparable period in 2015 is attributable to a decrease in financial income from currency exchange and hedging of approximately $0.8 million.
Other expense in the six months ended June 30, 2016 remained relatively flat as compared to the comparable period in 2015.

Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Provision for (benefit from) income taxes	$1,306	$(2,098)	(162)%	$1,861	$(2,326)	(180)%
Provision for income taxes is approximately $1.3 million and $1.9 million for the three and six months ended June 30, 2016, respectively, a decrease from the tax benefit from income taxes of $2.1 million and $2.3 million for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 20% and 22% for the three and six months ended June 30, 2016, respectively. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had net losses of $7.8 million and $10.4 million for the three and six months ended June 30, 2016, respectively, compared to net losses of $5.4 million and $7.4 million for the three and six months ended June 30, 2015, respectively. During the three months ended June 30, 2016, revenue decreased by approximately $2.7 million while operating expenses decreased by $4.5 million. Other income decreased by $0.9 million while the provision for (benefit from) income taxes increased by $3.4 million, contributing to an increase in net loss of $2.4 million. During the six months ended June 30, 2016, revenue decreased by approximately $7.0 million while operating expenses decreased by $8.1 million. The provision for income taxes increased by $4.2 million, contributing to an increase in net loss of $3.0 million.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$14,762	$330
Cash flows used in investing activities	(5,198)	(14,056)
Cash flows (used in) provided by financing activities	(3,916)	1,328
As of June 30, 2016, we had approximately $52.3 million in cash and cash equivalents, an increase of approximately $3.5 million from December 31, 2015. The increase is primarily attributable to a decrease in net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility as well as cash held for collateral for foreign exchange fund contracts when compared to 2015. This is offset partially by an increase in repurchase of common stock and a decrease in prepaid expenses and other current assets.
Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2016 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, increases in deferred revenue and prepaid expenses, an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities was $0.3 million for the six months ended June 30, 2015 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, increases in prepaid expenses and accounts payable, and decreases in accrued expenses, offset in part by an increase in accounts receivable.
Net cash used in investing activities was $5.2 million in the six months ended June 30, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $14.1 million in the six months ended June 30, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities and restricted cash associated with foreign currency forward contracts.
Net cash used in financing activities was $3.9 million in the six months ended June 30, 2016 and consisted primarily of the repurchase of our common stock. Net cash provided by financing activities was $1.3 million in the six months ended June 30, 2015 and consisted primarily of the issuance of common stock and excess tax benefit for exercise of employee stock options, offset by the repurchase of our common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2014, June 30, 2014, March 31, 2015, June 30, 2015, December 31, 2015, and March 31, 2016. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, as well as in the quarterly periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, December 31, 2015, March 31, 2016, and June 30, 2016. As of June 30, 2016, we had an accumulated deficit of approximately $129.5 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2016 was approximately $2.6 million and $5.3 million, respectively. Rental expense for operating leases for the three and six months ended June 30, 2015 was approximately $2.4 million and $4.9 million, respectively.
As of June 30, 2016, our principal commitments were approximately $31.2 million under various operating leases, of which approximately $4.1 million is due in 2016. We currently expect that our principal commitments for the year ending December 31, 2016 will not exceed $9.0 million in the aggregate.
Our contractual obligations at June 30, 2016 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$31,188	$7,978	$13,836	$5,905	$3,469
Total	$31,188	$7,978	$13,836	$5,905	$3,469
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and six months ended June 30, 2016, the U.S. dollar depreciated by approximately 1% as compared to the NIS. During the three and six months ended June 30, 2016, expenses generated by our Israeli operations totaled approximately $15.0 million and $29.0 million, respectively. During 2016, we hedged this foreign currency risk exposure along with the hedging of the U.S dollar against the Euro, the British Pound (“GBP”), and the Australian Dollar (“AUD”). We actively monitor the movement of the U.S. dollar against the NIS, the British Pound, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may continue to enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2016, our allowance for doubtful accounts increased by $0.4 million primarily due to analysis of the accounts receivable aging. During 2015, we decreased our allowance for doubtful accounts from $1.3 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. We believe the claims filed by [24]7 Customer Inc. are without merit and intend to defend them vigorously.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

The Company is supplementing those risk factors by adding the risk factor set forth below.

Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could negatively impact our business.

The United Kingdom (“U.K.”) held a referendum on June 23, 2016 on its membership in the European Union (“E.U.”), in which a majority of U.K. voters voted to exit the E.U. (commonly referred to as “Brexit”). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process. These negotiations will determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U.

The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The announcement of Brexit and likely withdrawal of the U.K. from the E.U. has also created global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. This could negatively impact our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have a negative impact on our business, prospects, results of operations, financial condition and cash flows.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers and/or employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could negatively impact our business, prospects, results of operations, financial condition and cash flows.

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
A summary of the Company’s repurchase activity for the three months ended June 30, 2016 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$16,898,399
4/1/2016 – 4/30/2016	14,901	$5.78	14,901	16,812,243
5/1/2016 – 5/31/2016	—	—	—	16,812,243
6/1/2016 – 6/30/2016	185,045	6.92	185,045	15,531,870
Total	199,946	$6.83	199,946	$15,531,870

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. As of June 30, 2016, approximately $15.5 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	July 29, 2016	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	July 29, 2016	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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