Form 10-Q
period 2016-09-30
LIVEPERSON INC
filed 2016-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 7, 2016, 57,970,850 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	September 30, 2016	December 31, 2015
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,405	$48,803
Cash held as collateral	3,966	5,409
Accounts receivable, net of allowance for doubtful accounts of $1,742 and $1,184 as of September 30, 2016 and December 31, 2015, respectively	29,488	30,388
Prepaid expenses and other current assets	10,847	9,327
Deferred tax assets, net	—	455
Total current assets	95,706	94,382
Property and equipment, net	24,111	24,129
Intangibles, net	20,012	24,619
Goodwill	80,381	80,322
Deferred tax assets, net	1,076	785
Other assets	2,425	1,957
Total assets	$223,711	$226,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,768	$7,102
Accrued expenses and other current liabilities	32,601	34,296
Deferred revenue	26,454	13,862
Total current liabilities	64,823	55,260
Other liabilities	3,254	3,270
Deferred tax liability	4,236	2,359
Total liabilities	72,313	60,889

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	58	57
Additional paid-in capital	289,907	286,856
Treasury stock	(2)	(1)
Accumulated deficit	(135,379)	(119,071)
Accumulated other comprehensive loss	(3,186)	(2,536)
Total stockholders’ equity	151,398	165,305
Total liabilities and stockholders’ equity	$223,711	$226,194

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015		2016	2015
Revenue	$54,518	$60,757		$166,662	$179,861
Costs and expenses (1) (2)
Cost of revenue (3)	14,837	18,225	(4)	48,210	52,531	(4)
Sales and marketing	22,067	23,286		67,831	71,962
General and administrative	10,069	6,587	(4)	29,758	27,058	(4)
Product development	9,495	9,567		29,428	29,476
Restructuring costs	(384)	—		(384)	2,988
Amortization of purchased intangibles	1,013	1,193		2,954	3,683
Total costs and expenses	57,097	58,858		177,797	187,698
(Loss) income from operations	(2,579)	1,899		(11,135)	(7,837)
Other expense	(123)	(369)		(135)	(371)
(Loss) income before provision for (benefit from) income taxes	(2,702)	1,530		(11,270)	(8,208)
Provision for (benefit from) income taxes	3,177	(395)		5,038	(2,721)
Net (loss) income	$(5,879)	$1,925		$(16,308)	$(5,487)

Net (loss) income per share of common stock:
Basic	$(0.10)	$0.03		$(0.29)	$(0.10)
Diluted	$(0.10)	$0.03		$(0.29)	$(0.10)

Weighted-average shares used to compute net (loss) income per share:
Basic	56,047,645	56,525,647		56,131,818	56,437,198
Diluted	56,047,645	57,084,437		56,131,818	56,437,198

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$121	$288		$342	$1,092
Sales and marketing	502	760		1,936	2,292
General and administrative	759	911		2,552	2,590
Product development	873	927		2,770	2,819

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,756	$2,266		$6,469	$6,491
Sales and marketing	212	254		1,012	819
General and administrative	435	190		1,215	663
Product development	247	229		749	626

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$697	$760		$2,091	$2,439

(4) The Company reclassified $1.3 million and $1.5 million in the three and nine months ended September 30, 2016, respectively, related to the fair value adjustment of the contingent earn-out for CAO! and Engage from cost of revenue to general and administrative expenses to conform to the full year presentation.

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(5,879)	$1,925	$(16,308)	$(5,487)
Foreign currency translation adjustment	1,848	(2,374)	(650)	(1,303)
Comprehensive loss	$(4,031)	$(449)	$(16,958)	$(6,790)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(16,308)	$(5,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,600	8,793
Depreciation	9,445	8,599
Amortization of purchased intangibles	5,045	6,122
Deferred income taxes and other non-cash tax items	163	(4,103)
Change in fair value contingent consideration	—	3,792
Provision for doubtful accounts, net	1,240	1,688

Changes in operating assets and liabilities:
Accounts receivable	(340)	(2,750)
Prepaid expenses and other current assets	(1,627)	(1,278)
Other assets	(32)	85
Accounts payable	(1,404)	(2,494)
Accrued expenses and other current liabilities	(1,690)	(2,705)
Deferred revenue	12,593	(1,697)
Other liabilities	1,865	2,300
Net cash provided by operating activities	16,550	10,865

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(9,251)	(11,047)
Cash held as collateral for foreign exchange forward contracts	1,443	(5,400)
Payments for acquisitions and intangible assets, net of cash acquired	(411)	(150)
Net cash used in investing activities	(8,219)	(16,597)

FINANCING ACTIVITIES:
Excess tax benefit from the exercise of employee stock options	—	796
Proceeds from issuance of common stock in connection with the exercise of options	838	3,758
Payments related to contingent consideration	—	(2,366)
Repurchase of common stock	(5,773)	(4,202)
Net cash used in financing activities	(4,935)	(2,014)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(794)	(782)
CHANGE IN CASH AND CASH EQUIVALENTS	2,602	(8,528)
CASH AND CASH EQUIVALENTS - Beginning of the period	48,803	49,372
CASH AND CASH EQUIVALENTS - End of the period	$51,405	$40,844

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$628	$1,497

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$53	$277
Leasehold improvements funded by landlord	$107	$—

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
LivePerson provides mobile and online messaging technologies that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers by offering messaging as a preferred channel of communication. Messaging diminishes the need to rely on email systems or call a 1-800 number. Brands leverage LivePerson’s sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, and co-browsing offerings to proactively engage with consumers through m-dot sites, mobile apps, the desktop, social media and third-party consumer messaging platforms. The Company’s campaign-based messaging enables the brand to target the right consumer at the right time on a brand’s site by leveraging proprietary analysis and data-driven intelligence.
The data that the Company gathers and analyzes, on behalf of its customers, spans the breadth of an online or mobile visitor session, starting from an initial keyword search or application login, through actions on the website or mobile application of the Company’s customer, and even into a shopping cart and an executed sale. The Company combines this session data with other historical, behavioral and operational information to develop insights into each step of a consumer’s journey for sales and service transactions. These unique, industry- and use-case specific insights are mapped to each brand’s business goals in order to deliver successful campaign outcomes. LivePerson’s products, coupled with its domain knowledge, industry expertise and consulting services, have been proven to maximize the effectiveness of consumer engagement.
The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also offers an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (“Users”).
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2016, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements at that date.
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
Reclassification
For comparability, certain 2015 amounts have been reclassified, where appropriate, to conform to the financial presentation in 2016. The Company reclassified $1.3 million and $1.5 million in the three and nine ended September 30, 2016, respectively, related to the fair value adjustment of the contingent earn-out for CAO! and Engage Pty Ltd. (“Engage”) from cost of revenue to general and administrative expenses.

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

Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Topic 230 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is in the process of evaluating the impact of adoption of ASU 2016-15 on its financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a) income tax consequences; (b) classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to early adopt ASU 2015-17 on its financial statements during the second quarter of 2016 on a prospective basis.

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
In February 2015, FASB issued Accounting Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company adopted this standard during the first quarter of 2016 and there was no material impact to its financial statements.
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
Diluted net loss per common share for the three and nine months ended September 30, 2016 does not include the effect of 9,492,949 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three months ended September 30, 2015 includes the effect of options to purchase 1,429,142 shares of outstanding common stock with a weighted average exercise price of $9.02. Diluted net loss per common share for the three months ended September 30, 2015 does not include the effect of 8,140,127 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the nine months ended September 30, 2015 does not include the effect of 9,569,269 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic	56,047,645	56,525,647	56,131,818	56,437,198
Effect of assumed exercised options	—	558,790	—	—
Diluted	56,047,645	57,084,437	56,131,818	56,437,198

4.	Segment Information
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

Summarized financial information by segment for the three months ended September 30, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$44,553	$—	$—	$44,553
Hosted services – Consumer	—	4,044	—	4,044
Professional services	5,921	—	—	5,921
Total revenue	50,474	4,044	—	54,518
Cost of revenue	14,215	622	—	14,837
Sales and marketing	20,278	1,789	—	22,067
Amortization of purchased intangibles	1,013	—	—	1,013
Unallocated corporate expenses	—	—	19,180	19,180
Operating income (loss)	$14,968	$1,633	$(19,180)	$(2,579)
Summarized financial information by segment for the three months ended September 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$50,957	$—	$—	$50,957
Hosted services – Consumer	—	3,661	—	3,661
Professional services	6,139	—	—	6,139
Total revenue	57,096	3,661	—	60,757
Cost of revenue	17,652	573	—	18,225
Sales and marketing	21,333	1,953	—	23,286
Amortization of purchased intangibles	1,193	—	—	1,193
Unallocated corporate expenses	—	—	16,154	16,154
Operating income (loss)	$16,918	$1,135	$(16,154)	$1,899
Summarized financial information by segment for the nine months ended September 30, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$137,240	$—	$—	$137,240
Hosted services – Consumer	—	12,048	—	12,048
Professional services	17,374	—	—	17,374
Total revenue	154,614	12,048	—	166,662
Cost of revenue	46,145	2,065	—	48,210
Sales and marketing	62,606	5,225	—	67,831
Amortization of purchased intangibles	2,954	—	—	2,954
Unallocated corporate expenses	—	—	58,802	58,802
Operating income (loss)	$42,909	$4,758	$(58,802)	$(11,135)

Summarized financial information by segment for the nine months ended September 30, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$151,767	$—	$—	$151,767
Hosted services – Consumer	—	11,219	—	11,219
Professional services	16,875	—	—	16,875
Total revenue	168,642	11,219	—	179,861
Cost of revenue	50,752	1,779	—	52,531
Sales and marketing	66,865	5,097	—	71,962
Amortization of purchased intangibles	3,683	—	—	3,683
Unallocated corporate expenses	—	—	59,522	59,522
Operating income (loss)	$47,342	$4,343	$(59,522)	$(7,837)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$35,114	$39,972	$111,177	$120,409
Other Americas (1)	2,073	3,589	5,165	9,437
Total Americas	37,187	43,561	116,342	129,846
EMEA (2) (4)	12,588	13,237	36,468	38,443
APAC (3)	4,743	3,959	13,852	11,572
Total revenue	$54,518	$60,757	$166,662	$179,861
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $8.9 million and $25.7 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, revenues from the United Kingdom were $9.8 million and $28.1 million, respectively.

The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	September 30,	December 31,
	2016	2015
United States	$94,716	$96,362
Israel	14,589	16,393
Australia	9,161	8,290
Netherlands	7,358	8,285
Other (1)	2,181	2,482
Total long-lived assets	$128,005	$131,812
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of September 30, 2016 and December 31, 2015.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2015	$72,298	$8,024	$80,322
Adjustments to goodwill:
Foreign exchange adjustment	59	—	59
Balance as of September 30, 2016	$72,357	$8,024	$80,381
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,059	$(18,777)	$9,282	4.7 years
Customer relationships	16,018	(8,359)	7,659	5.8 years
Trade names	1,298	(1,275)	23	2.6 years
Non-compete agreements	1,448	(1,149)	299	1.7 years
Patents	3,851	(1,129)	2,722	10.4 years
Other	262	(235)	27	3.0 years
Total	$50,936	$(30,924)	$20,012

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,005	$(15,723)	$12,282	4.7 years
Customer relationships	16,008	(6,873)	9,135	5.8 years
Trade names	1,287	(1,250)	37	2.6 years
Non-compete agreements	1,446	(936)	510	1.7 years
Patents	3,440	(848)	2,592	9.3 years
Other	312	(249)	63	3.0 years
Total	$50,498	$(25,879)	$24,619

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.7 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively. Aggregate amortization expense for intangible assets was $5.0 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. For the three and nine months ended September 30, 2016 and 2015, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2016	$1,634
2017	4,933
2018	2,834
2019	2,620
2020	2,425
Thereafter	5,566
Total	$20,012

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2016	December 31, 2015
Computer equipment and software	$76,838	$67,631
Furniture, equipment and building improvements	13,981	13,761
	90,819	81,392
Less: accumulated depreciation	(66,708)	(57,263)
Total	$24,111	$24,129
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain co-location assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective August 1, 2016, the Company changed its estimates of the useful lives of its co-location assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the co-location assets that previously averaged three years were increased to an average of four years. The effect of this change in estimate was to reduce depreciation expense for the three and nine months ended September 30, 2016 by $0.4 million, decrease net loss by $0.4 million, and decrease basic and diluted loss per share by $0.01.

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	September 30, 2016	December 31, 2015
Payroll and other employee related costs	$14,935	$14,107
Professional services and consulting and other vendor fees	11,068	12,372
Sales commissions	2,466	4,522
Contingent earnout (see Notes 8 and 9)	210	377
Other	3,922	2,918
Total	$32,601	$34,296

8.	Acquisitions
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
The purchase price was approximately $10.6 million. The total acquisition costs incurred in the year ended December 31, 2012 were approximately $0.5 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations for the same period. The acquisition enhances the Company’s ability to offer intelligent engagement solutions to businesses in the Asia Pacific region. Of the total purchase price, $0.8 million was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price in excess of the fair value of the net book values of the assets acquired and liabilities assumed was allocated to intangible assets based on management’s best estimate of fair values, taking into account all relevant information available at the time of acquisition, and the excess was allocated to goodwill. The goodwill is not deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes approximately $1.7 million of potential earn-out consideration for the shareholders if certain revenue targets are achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company had classified this amount as a liability with the amount included in accrued expenses. At June 30, 2015, the Company assessed this earn-out and recorded a $0.7 million fair value re-measurement adjustment, which was recorded in operating income as a decrease to general and administrative expenses. As of September 30, 2016, there was no remaining liability included in accrued expenses relating to this earn-out.
Synchronite, LLC
On June 2, 2014, the Company acquired Synchronite, LLC (“Synchronite”), a German-based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite’s net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s condensed consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill is deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the September 30, 2016 condensed consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. For the year ended December 31, 2015, the Company made $1.6 million of earn-out payments. The remaining potential earn-out consideration at September 30, 2016 was $0.2 million. The Company will continue to assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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

The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!’s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company had classified this amount as a liability included in accrued expenses in the consolidated balance sheet. During the year ended December 31, 2015, the Company assessed this earn-out and recorded a $3.2 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease to general and administrative expenses. During the nine months ended September 30, 2016, the Company made cash payments of $0.2 million. There is no remaining liability included in accrued expenses relating to this contingent earn-out as of September 30, 2016.

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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2016 and December 31, 2015, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $4.0 million at September 30, 2016 and $5.4 million at December 31, 2015 is not held in a money market account and is not included in the following table.

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,073	$—	$—	$3,073	$4,059	$—	$—	$4,059
Foreign currency derivative contracts	—	965	—	965	—	102	—	102
Total assets	$3,073	$965	$—	$4,038	$4,059	$102	$—	$4,161

Liabilities:
Contingent earn-outs	$—	$—	$210	$210	$—	$—	$377	$377
Foreign currency derivative contracts	—	3	—	3	—	310	—	310
Total liabilities	$—	$3	$210	$213	$—	$310	$377	$687
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
The remaining contingent earn-out amounts as of September 30, 2016 are recorded in accrued expense on the condensed consolidated balance sheet and are payable in 2016. The contingent earn-out balance as of September 30, 2016 relates to Synchronite and is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2016	December 31, 2015
Balance, Beginning of Period	$377	$6,940
Cash payments	(167)	(2,883)
Changes in fair value	—	(3,680)
Balance, End of Period	$210	$377
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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $4.0 million at September 30, 2016, and $5.4 million at December 31, 2015 recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of September 30, 2016	As of December 31, 2015
Notional amount of foreign currency derivative contracts	$36,658	$43,431
Fair value of foreign currency derivatives contracts	$962	$(208)

The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2016	As of December 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$965	$102
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$3	$310
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Foreign currency derivatives contracts	Other expense	$44	$(85)	$132	$(52)

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2016 was approximately $2.4 million and $7.6 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2015 was approximately $2.4 million and $5.9 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.3 million and $1.0 million of employer matching contributions for the three and nine months ended September 30, 2016, respectively. Salaries and related expenses include $0.3 million and $1.0 million of employer matching contributions for the three and nine months ended September 30, 2015, respectively.
Letters of Credit
As of September 30, 2016, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three and nine months ended September 30, 2016.

11.	Stockholders’ Equity
Common Stock
As of September 30, 2016, there were 100,000,000 shares of common stock authorized, and 57,919,090 shares issued and outstanding. As of December 31, 2015, there were 100,000,000 shares of common stock authorized, and 57,374,907 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock

As of September 30, 2016 and December 31, 2015, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company’s Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. There were 1,027,349 shares repurchased under this program during the nine months ended September 30, 2016, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of September 30, 2016. As of September 30, 2016, approximately $14.3 million remained available for purchase under the program.
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
The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2016 was $3.11 and $2.94, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2015 was $4.10 and $4.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	1.7%	1.0% - 1.4%	1.3% - 1.7%
Expected life (in years)	5	5	5	5
Historical volatility	47.9%	47.4%	47.3% - 48.2%	47.4% - 49.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2016, approximately 2,014,000 shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2016).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of September 30, 2016, approximately 239,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2016).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2015	9,139	$11.05
Granted	473	6.92
Exercised	(115)	5.54
Cancelled or expired	(1,277)	11.42
Balance outstanding at September 30, 2016	8,220	$10.83	6.02	$4,452
Options vested and expected to vest	7,761	$10.92	5.86	$4,169
Options exercisable at September 30, 2016	5,898	$11.11	5.19	$3,724
The total fair value of stock options exercised during the nine months ended September 30, 2016 was approximately $0.4 million. As of September 30, 2016, there was approximately $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.
The following table summarizes information about outstanding and vested stock options as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $6.32	884	3.16	$4.46	717	$4.03
$6.54 - $9.20	898	6.29	7.42	529	7.44
$9.24 - $9.34	842	6.30	9.26	612	9.26
$9.44 - $10.09	729	7.91	9.90	451	9.89
$10.13 - $10.13	1,105	6.89	10.13	602	10.13
$10.31 - $12.32	921	6.02	11.21	676	11.47
$12.46 - $13.28	1,166	5.28	13.10	1,017	13.10
$13.34 - $16.98	1,286	6.58	15.22	905	15.89
$17.88 - $18.09	384	5.66	18.06	384	18.06
$18.24 - $18.24	5	5.83	18.24	5	18.24

	8,220	6.02	$10.83	5,898	$11.11

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2015	1,202	$10.31	$—
Awarded	571	6.32	—
Released	(330)	10.31	—
Forfeited	(170)	10.26	—
Non-vested and outstanding at September 30, 2016	1,273	$8.53	$10,699
Expected to vest	927	$8.90	$7,799
RSUs granted to employees generally vest over a four-year period. As of September 30, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $10.3 million and the weighted-average remaining vesting period was 3.0 years.

12.	Restructuring
The Company's restructuring costs relate to the termination and severance costs associated with a large customer contract, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential. There was a benefit of approximately $0.4 million due to the cash collection of a previously written off bad debt during the three and nine months ended September 30, 2016, which is classified in the condensed consolidated statements of operations as restructuring costs. The expense associated with this restructuring was approximately $3.0 million during the nine months ended September 30, 2015. The restructuring liability was approximately $1.5 million as of September 30, 2015 and is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets. The following table present the detail of expenses and liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	Expense incurred during the nine months ended September 30, 2015	Liability as of September 30, 2015
Contract termination costs	$1,745	$569
Severance and other associated costs	1,243	946
Total restructuring costs	$2,988	$1,515

13.	Legal Matters
The Company filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. The Company believes the claims filed by [24]7 Customer Inc. are without merit and intends to defend them vigorously.

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
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, depreciation, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.
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
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online and mobile messaging solutions that facilitate meaningful connection and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Expanding Business with Existing Customers and Adding New Customers. We segmented our sales organization to increase productivity. Our account executives are solely focused on adding new customers, while our account managers are tasked with retaining and expanding existing customers. We also anticipate leveraging our LiveEngage platform to increase adoption of real-time, campaign-based messaging across our customer’s online properties and to expand with brands offline, by shifting onto our mobile messaging platform a portion of calls made to 1-800 numbers.

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

Key Metrics
Financial overview of the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

•	Total revenue decreased 10% to $54.5 million from $60.8 million.

•	Revenue from our Business segment decreased 12% to $50.5 million from $57.1 million.

•	Gross profit margin increased to 73% from 70%.

•	Cost and expenses decreased 3% to $57.1 million from $58.9 million.

•	Net loss increased to $5.9 million from net income of $1.9 million.

•
Average annual revenue per enterprise and mid-market customer was greater than $200,000 over the trailing twelve months ended September 30, 2016, as compared to $187,000 for the trailing twelve months ended September 30, 2015. The 2015 figure is pro forma to exclude contributions from one large customer contract that ended in 2015.

•	Customer renewal rate for enterprise and mid-market customers was 83% over the trailing twelve months ended September 30, 2016 compared to 84% over the trailing twelve months ended December 31, 2015.
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the potentially dilutive impact of restructuring cost;

•	adjusted EBITDA does not consider the potentially dilutive impact of other non-recurring costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Reconciliation of Adjusted EBITDA
GAAP net (loss) income	$(5,879)		$1,925		$(16,308)		$(5,487)
Amortization of purchased intangibles	1,710		1,953		5,045		6,122
Stock-based compensation	2,255		2,886		7,600		8,793
Depreciation	2,650		2,939		9,445		8,599
Other non-recurring costs	930	(1)	—		3,368	(2)	—
Contingent earn-out adjustments	—		(3,132)	(3)	—		(3,792)	(3)
Restructuring costs	(384)	(4)	—		(384)	(4)	2,988	(5)
Provision for (benefit from) income taxes	3,177		(395)		5,038		(2,721)
Other expense	123		369		135		371
Adjusted EBITDA	$4,582		$6,545		$13,939		$14,873

(1) Includes litigation costs of $0.9 million for the three months ended.
(2) Includes litigation costs of $2.9 million and severance costs of $0.5 million for the nine months ended. For comparability, amounts have been reclassified where appropriate, to conform to current period presentation.

(3) For comparability, amounts have been reclassified where appropriate, to conform to prior period presentation.
(4) Includes $0.4 million of cash collected on previously written off bad debt.
(5) Includes approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $1.2 million of severance and other associated costs.
Our use of adjusted net (loss) income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and adjusted net (loss) income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted net (loss) income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net (loss) income does not consider the potentially dilutive impact of restructuring cost;

•	adjusted net (loss) income does not consider the potentially dilutive impact of other non recurring costs;

•	adjusted net (loss) income does not consider the potentially dilutive impact of deferred tax asset valuation allowance; and

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net (loss) income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Reconciliation of Adjusted Net (Loss) Income
GAAP net (loss) income	$(5,879)		$1,925		$(16,308)		$(5,487)
Amortization of purchased intangibles	1,710		1,953		5,045		6,122
Stock-based compensation	2,255		2,886		7,600		8,793
Other non-recurring costs	930	(1)	—		3,718	(2)	—
Contingent earn-out adjustments	—		(3,132)		—		(3,792)
Deferred tax asset valuation allowance	—		—		692		—
Restructuring costs	(384)	(3)	—		(384)	(3)	2,988	(4)
Income tax effect of non-GAAP items	(1,579)	(5)	(1,580)	(6)	(5,593)	(5)	(3,810)	(6)
Adjusted net (loss) income	$(2,947)		$2,052		$(5,230)		$4,814

(1) Includes litigation costs of $0.9 million for the three months ended.
(2) Includes litigation costs of $2.9 million, write off of office facility depreciation of $0.3 million and severance costs of $0.5 million for the nine months ended. For comparability, amounts have been reclassified where appropriate, to conform to current period presentation.

(3) Includes $0.4 million of cash collected on previously written off bad debt.
(4) Includes approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $1.3 million of severance and other associated costs.
(5) Our non-GAAP income tax effect uses a long-term projected tax rate of 35%.
(6) Our non-GAAP income tax effect was based on the effective tax rate, excluding discrete items.

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
We believe that the assumptions and estimates associated with revenue recognition, depreciation, stock-based compensation, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:
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
As of September 30, 2016, there was approximately $8.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.0 years. As of September 30, 2016, there was approximately $10.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the nine months ended September 30, 2016 and 2015. No individual customer accounted for 10% or more of accounts receivable as of September 30, 2016 and December 31, 2015. During the nine months ended September 30, 2016, our allowance for doubtful accounts increased by $0.6 million primarily due to analysis of the accounts receivable aging.
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
We evaluate for goodwill impairment annually at September 30th. At the end of the third quarter of 2016, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We do not have any long-lived assets, including intangible assets, which we consider to be impaired.
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
Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). Topic 230 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We are in the process of evaluating the impact of adoption of ASU 2016-15 on our financial statements.
In March 2016, FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of adoption of ASU 2016-09 on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. We are currently in the process of evaluating the impact of adoption of ASU 2016-02 on our financial statements.
In November 2015, FASB issued Accounting Standards Update No. 2015-17, “Income taxes: Balance Sheet Classification of Deferred Taxes Business” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have elected to early adopt ASU 2015-17 on our financial statements during the second quarter of 2016 on a prospective basis.
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
In February 2015, FASB issued Accounting Standards Update No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. We adopted this standard during the first quarter of 2016 and there was no material impact on our financial statements.
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
Revenue from our Business segment accounted for 93% of total revenue for the three and nine months ended September 30, 2016 and 94% of total revenue for the three and nine months ended September 30, 2015. Revenue attributable to our monthly hosted Business services accounted for 88% and 89% of total Business revenue for the three and nine months ended September 30, 2016, respectively, and 90% for the three and nine months ended September 30, 2015. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 7% of total revenue for the three and nine months ended September 30, 2016 and 6% of total revenue for the three and nine months ended September 30, 2015.
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
During the nine months ended September 30, 2016, our allowance for doubtful accounts increased by $0.6 million to approximately $1.7 million primarily due to analysis of the accounts receivable aging. During 2015, we increased our allowance for doubtful accounts by $0.7 million to approximately $1.2 million, principally due to an increase in the proportion of receivables due as a result of an increase in sales. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Stock-based compensation expense	$2,255	$2,886	$7,600	$8,793

Results of Operations
We are organized into two operating segments: Business and Consumer. The Business segment facilitates real-time online interactions — chat, voice and content delivery, across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via real-time chat.
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$50,474	$57,096	(12)%	$154,614	$168,642	(8)%
Consumer	4,044	3,661	10%	12,048	11,219	7%
Total	$54,518	$60,757	(10)%	$166,662	$179,861	(7)%
Business revenue decreased by 12% to $50.5 million in the three months ended September 30, 2016, from $57.1 million in the comparable period in 2015. The decrease is primarily attributable to the decrease in revenue from existing customers by approximately $7.7 million, revenue that is variable based on pay for performance, and interactions and usage of approximately $2.7 million; offset partially by the increase of revenue from new customers and professional services of approximately $3.7 million. Overall decrease in business revenue is primarily attributable to delays in anticipated upsells and increases in cancellations from existing customers. This is a reflection of the rapid pace of migrations, and migration commitments we have seen in recent months, as customers typically prefer to complete upgrades before expanding services. Additionally, there was also a foreign exchange impact primarily tied to the British Pound.
Consumer revenue increased by 10% to $4.0 million in the three months ended September 30, 2016, from $3.7 million in the comparable period in 2015. The variance was driven by an increase in chat minutes along with an increase in gross fees and a decrease in fees charged by experts.
Business revenue decreased by 8% to $154.6 million in the nine months ended September 30, 2016, from $168.6 million in the comparable period in 2015. The decrease is primarily attributable to the decrease in revenue from existing customers by approximately $20.0 million and revenue that is variable based on pay for performance, interactions and usage of approximately $3.1 million; offset partially by the increase of revenue from new customers of approximately $8.1 million and professional services of approximately $0.9 million. Overall decrease in business revenue is primarily attributable to delays in anticipated upsells and increases in cancellations from existing customers. This is a reflection of the rapid pace of migrations, and migration commitments we have seen in recent months, as customers typically prefer to complete upgrades before expanding services. Additionally, there was also a foreign exchange impact primarily tied to the British Pound.
Consumer revenue increased by 7% to $12.0 million in the nine months ended September 30, 2016, from $11.2 million in the comparable period in 2015. The variance was driven by an increase in chat minutes along with an increase in gross fees and a decrease in fees charged by experts.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$14,215	$17,652	(19)%	$46,145	$50,752	(9)%
Percentage of total revenue	26%	29%		28%	28%
Headcount (at period end):	251	263	(5)%	251	263	(5)%
Cost of revenue decreased by 19% to $14.2 million in the three months ended September 30, 2016, from $17.7 million in the comparable period in 2015. This decrease in expense is primarily attributable to a decrease in outside labor provider fees and other business services of approximately $2.3 million, depreciation and amortization by $0.7 million, and primary and backup server facilities and allocated overhead by $0.4 million.
Cost of revenue decreased by 9% to $46.1 million in the nine months ended September 30, 2016, from $50.8 million in the comparable period in 2015. This decrease in expense is primarily attributable to a decrease in outside labor provider fees and business services of approximately $4.9 million, depreciation and amortization by $0.5 million, and primary and backup server facilities and allocated overhead by $0.1 million.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$622	$573	9%	$2,065	$1,779	16%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	18	17	6%	18	17	6%
Cost of revenue remained relatively flat at $0.6 million in the three months ended September 30, 2016 and 2015.
Cost of revenue increased by 16% to $2.1 million in the nine months ended September 30, 2016 from $1.8 million in the comparable period in 2015. This increase in expense is due to increases in outsourcing and other business services of approximately $0.2 million and credit card processing and other bank fees of approximately $0.1 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$20,278	$21,333	(5)%	$62,606	$66,865	(6)%
Percentage of total revenue	37%	35%		38%	37%
Headcount (at period end):	317	356	(11)%	317	356	(11)%
Sales and marketing expenses decreased by 5% to $20.3 million in the three months ended September 30, 2016, from $21.3 million in the comparable period in 2015. The decrease was primarily due to advertising expense of approximately $1.5 million and compensation and related costs for sales and marketing personnel of $0.4 million directly related to a decrease in headcount as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize. This was partially offset by outsourced labor and other business services of approximately $1.1 million.
Sales and marketing expenses decreased by 6% to $62.6 million in the nine months ended September 30, 2016, from $66.9 million in the comparable period in 2015. The decrease was primarily due to compensation and related costs for sales and marketing personnel of approximately $5.9 million and advertising expense of $0.8 million directly related to a decrease in headcount as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize. This was partially offset by an increase in business services expense of approximately $2.7 million.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$1,789	$1,953	(8)%	$5,225	$5,097	3%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end):	10	8	25%	10	8	25%
Sales and marketing expenses decreased by 8% to $1.8 million in the three months ended September 30, 2016 from $2.0 million to the comparable period in 2015. The decrease was attributable to adverting expense of approximately $0.1 million, and compensation and related expenses for sales and marketing personnel and outsourcing and subcontracted labor of $0.1 million.
Sales and marketing expenses increased by 3% to $5.2 million in the nine months ended September 30, 2016, from $5.1 million in the comparable period in 2015. This increase is primarily attributable to an increases in advertising expenses of approximately $0.2 million.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
General and administrative	$10,069	$6,587	53%	$29,758	$27,057	10%
Percentage of total revenue	18%	11%		18%	15%
Headcount (at period end):	113	112	1%	113	112	1%
General and administrative expenses increased by 53% to $10.1 million in the three months ended September 30, 2016 from $6.6 million in the comparable period in 2015. This increase is primarily attributable to the contingent earn-outs fair value re-measurement adjustments assessed in connection with our acquisitions of approximately $3.1 million for the three months ended September 30, 2015 which was recorded in operating income as a decrease to general and administrative expenses. Furthermore, there was an increase in one time litigation costs of approximately $0.9 million and allocated occupancy costs, related overhead, and other general corporate expenses of approximately $0.6 million. This was partially offset by decreases in professional fees of $0.7 million and in salary and related employee expenses of $0.6 million.
General and administrative expenses increased by 10% to $29.8 million in the nine months ended September 30, 2016 from $27.1 million in the comparable period in 2015. This increase is primarily attributable to the contingent earn-outs fair value re-measurement adjustments assessed in connection with our acquisitions of approximately $3.8 million for the nine months ended September 30, 2015 which was recorded in operating income as a decrease to general and administrative expenses. Furthermore, there was an increase in one time litigation costs of approximately $2.9 million and allocated occupancy costs, related overhead, and other general corporate expenses of approximately $0.4 million. This was partially offset by decreases in professional fees of $2.5 million and in salary and related employee expenses of $2.0 million.

Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Product development	$9,495	$9,567	(1)%	$29,428	$29,476	—%
Percentage of total revenue	17%	16%		18%	16%
Headcount (at period end):	312	259	20%	312	259	20%
Product development costs decreased by 1% to $9.5 million in the three months ended September 30, 2016, from $9.6 million in the comparable period in 2015.  This decreases relates to compensation, outside labor, and associated costs for existing product development personnel of approximately $0.4 million, partially offset by increases in allocated occupancy costs and related overhead expenses by $0.3 million. During the three months ended September 30, 2016, payroll expenses of approximately $1.0 million were capitalized as it related to internally developed software.
Product development costs remained relatively flat in the nine months ended September 30, 2016 when compared to the same period in 2015. There were decreases in compensation, outside labor, and associated costs for existing product development personnel of approximately $0.3 million offset by increases in allocated occupancy costs and related overhead expenses by $0.3 million. During the nine months ended September 30, 2016, payroll expenses of approximately $1.0 million were capitalized as it related to internally developed software.
Restructuring Costs
Restructuring costs consist of termination costs associated with a large customer contract that ended, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$(384)	$—	—%	$(384)	$2,988	(113)%
Percentage of total revenue	(1)%	—%		—%	2%
Restructuring costs incurred during the nine months ended September 30, 2015 amounted to approximately $3.0 million. This consisted of approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $0.8 million of severance and other associated costs. During the three and nine months ended September 30, 2016, $0.4 million of cost that were previously written off was collected.

Amortization of Purchased Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,013	$1,193	(15)%	$2,954	$3,683	(20)%
Percentage of total revenues	2%	2%		2%	2%
Amortization expense for purchased intangibles decreased by 15% to $1.0 million in the three months ended September 30, 2016 from $1.2 million in the comparable period in 2015. The decrease is primarily attributable to the full amortization of Engage technology intangible, along with continued amortization of our 2014 acquisitions of CAO!, Synchronite and our investments in technology licenses.
Amortization expense for purchased intangibles decreased by 20% to $3.0 million in the nine months ended September 30, 2016 from $3.7 million in the comparable period in 2015. The decrease is primarily attributable to the full amortization of Look.Io, NexGraph and Engage technology intangible, along with continued amortization of our 2014 acquisitions of CAO!, Synchronite and our investments in technology licenses.

Additional amortization expense in the amount of $0.7 million and $0.8 million and $2.1 million and $2.4 million is included in cost of revenue for the three and nine months ended September 30, 2016 and 2015, respectively.
Other Expense
Other expense consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Other expense	$(123)	$(369)	(67)%	$(135)	$(371)	(64)%
The variance in other expense in the three and nine months ended September 30, 2016 from the comparable period in 2015 is attributable to a increase in financial income from currency exchange and hedging of approximately $0.3 million.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Provision for (benefit from) income taxes	$3,177	$(395)	(904)%	$5,038	$(2,721)	(285)%
Provision for income taxes is approximately $3.2 million and $5.0 million for the three and nine months ended September 30, 2016, respectively, a decrease from the tax benefit from income taxes of $0.4 million and $2.7 million for the three and nine months ended September 30, 2015, respectively. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. During the three months ended September 30, 2016, we incurred a higher overall tax expense due to a larger increase in the taxable income in foreign jurisdictions in relation to the overall loss and the adjustment of prior net operating losses.
Net (Loss)/Income
We had net losses of $5.9 million and $16.3 million for the three and nine months ended September 30, 2016, respectively, compared to net income of $1.9 million and net loss of $5.5 million for the three and nine months ended September 30, 2015, respectively. During the three months ended September 30, 2016, revenue decreased by approximately $6.2 million and operating expenses decreased by $1.8 million. Other expense decreased by $0.2 million and the provision for (benefit from) income taxes increased by $3.6 million, contributing to an increase in net loss of $7.8 million. During the nine months ended September 30, 2016, revenue decreased by approximately $13.2 million and operating expenses decreased by $9.9 million. Other expense decreased by $0.2 million and the provision for (benefit from) income taxes increased by $7.8 million, contributing to an increase in net loss of $10.8 million.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$16,550	$10,865
Cash flows used in investing activities	(8,219)	(16,597)
Cash flows used in financing activities	(4,935)	(2,014)
As of September 30, 2016, we had approximately $51.4 million in cash and cash equivalents, an increase of approximately $2.6 million from December 31, 2015. The increase is primarily attributable to a decrease in net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility as well as cash held for collateral for foreign exchange fund contracts when compared to 2015 and to an increase in net cash provided by operating activities relating to movement towards larger and annual contracts. This is offset partially by an increase in repurchase of common stock.
Net cash provided by operating activities was $16.6 million for the nine months ended September 30, 2016 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, increases in deferred revenue and prepaid expenses, and decreases in accounts receivable, accounts payable, and accrued expenses. Net cash provided by operating activities was $10.9 million for the nine months ended September 30, 2015 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, an increase in accounts receivable, prepaid expenses, and a decrease in accounts payable and deferred revenue.
Net cash used in investing activities was $8.2 million in the nine months ended September 30, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities and partial release of restricted cash used with foreign currency forward contracts. Net cash used in investing activities was $16.6 million in the nine months ended September 30, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities and restricted cash associated with foreign currency forward contracts.
Net cash used in financing activities was $4.9 million in the nine months ended September 30, 2016 and consisted primarily of the repurchase of our common stock offset partially by issuance of common stock. Net cash provided by financing activities was $2.0 million in the nine months ended September 30, 2015 and consisted primarily of the issuance of common stock and excess tax benefit for exercise of employee stock options, offset by the repurchase of our common stock and acquisition related payments.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly periods ended March 31, 2014, June 30, 2014, March 31, 2015, June 30, 2015, December 31, 2015, and March 31, 2016. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, as well as in the quarterly periods ended September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016. As of September 30, 2016, we had an accumulated deficit of approximately $135.4 million.
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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2016 was approximately $2.4 million and $7.6 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2015 was approximately $2.4 million and $5.9 million, respectively.
As of September 30, 2016, our principal commitments were approximately $29.8 million under various operating leases, of which approximately $2.1 million is due in 2016. We currently expect that our principal commitments for the year ending December 31, 2016 will not exceed $10.0 million in the aggregate.
Our contractual obligations at September 30, 2016 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$29,798	$8,163	$13,541	$4,923	$3,171
Total	$29,798	$8,163	$13,541	$4,923	$3,171
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and nine months ended September 30, 2016, the U.S. dollar depreciated by approximately 2% as compared to the NIS. During the three and nine months ended September 30, 2016, expenses generated by our Israeli operations totaled approximately $14.4 million and $43.4 million, respectively. During 2016, we hedged this foreign currency risk exposure along with the hedging of the U.S dollar against the Euro, the British Pound (“GBP”), and the Australian Dollar (“AUD”). We actively monitor the movement of the U.S. dollar against the NIS, the British Pound, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may continue to enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2016, our allowance for doubtful accounts increased by $0.6 million to approximately $1.7 million primarily due to analysis of the accounts receivable aging. During 2015, we decreased our allowance for doubtful accounts from $1.3 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. We believe the claims filed by [24]7 Customer Inc. are without merit and intend to defend them vigorously.

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

We are supplementing those risk factors by adding the risk factor set forth below.

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
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended September 30, 2016 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$15,531,870
7/1/2016 – 7/31/2016	—	$—	—	15,531,870
8/1/2016 – 8/31/2016	189,576	6.34	189,576	14,329,958
9/1/2016 – 9/30/2016	—	—	—	14,329,958
Total	189,576	$6.34	189,576	$14,329,958

(1)
On December 10, 2012, we announced that our Board of Directors approved a share repurchase program through June 30, 2014. Under the stock repurchase program, we were authorized to repurchase shares of the our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations.

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. As of September 30, 2016, approximately $14.3 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	November 9, 2016	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 9, 2016	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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