Form 10-K
period 2016-12-31
LIVEPERSON INC
filed 2017-03-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $334,703,334 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 28, 2017, 58,299,557 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) is a leading provider of mobile and online business messaging solutions that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers via messaging. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference, and deploy messaging at scale for customer care and sales, instead of demanding that consumers use email or call a 1-800 number.
LiveEngage was designed to securely deploy messaging at scale for brands with tens of millions of customers and many thousands of customer care agents. Key benefits include a sophisticated proactive targeting engine and a robust suite of text and mobile messaging, real-time chat messaging, content delivery, customer sentiment, and cobrowsing offerings that power intelligent digital engagement with consumers. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms. More than 18,000 businesses, including Citibank, EE, IBM, Orbitz, PNC, The Home Depot and T-Mobile employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
According to our internal measures, during 2016, we monitored an average of 2.7 billion visitor sessions per month across our customers’ websites. LivePerson combines this session data with other historical, behavioral, and operational information to develop insights into each step of a consumer’s journey, and to optimize campaign outcomes for sales and service transactions.
LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of consumer engagement. Our business solutions deliver measurable return on investment by enabling our customers to:

•	increase consumer satisfaction, improve the overall digital experience, and enhance retention and loyalty, while reducing customer service costs;

•	lower operating costs in the contact center by deflecting costly phone and email interactions and improving agent efficiency;

•	increase mobile app retention and engagement by providing a connected messaging experience and turning an app into an engaging support app;

•	maintain a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms.

•	accelerate sales cycles, increase conversion rates, increase average order value and reduce abandonment by intelligently engaging website visitors;

•	leverage spending that drives visitor traffic by increasing visitor conversions;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and

•	increase lead generation by providing a single messaging platform that engages consumers through advertisements and listings on branded and third-party websites.

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
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on The NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with U.S. offices in Alpharetta (Georgia), and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Reading (UK), and Tokyo.

Market Opportunity
LivePerson's LiveEngage platform offers a sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, customer sentiment and cobrowsing offerings to proactively engage with consumers through mobile apps, mobile and desktop websites and social media. These brand-to-consumer messaging capabilities provide an alternative channel of communication to calling a 1-800 number and empower brands to run business campaigns on their websites that engage consumers via messaging.
Historically, brands have predominately promoted calling the 1-800 number as the primary means of contact with consumers. According to a 2013 IBM report, approximately 270 billion calls are made to contact centers each year. We believe that in order to align with consumer communication preferences, improve the customer experience and reduce contact center costs, brands will increasingly promote messaging as an alternative to voice, and that LivePerson will benefit from this communication shift. Based on internal measurements, LivePerson has powered more than one billion real-time chat messaging conversations since its founding. We believe that messaging may now be nearing an inflection point, as brands are expanding beyond real-time chat messaging to also embrace text and mobile messaging. Evidence of this potential inflection point materialized in 2016, when LivePerson’s first enterprise customers began connecting with consumers at scale via text and mobile messaging on LiveEngage.
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
We believe that digital messaging has surpassed voice as the consumer's preferred channel of communication. WhatsApp and Facebook users combined send more than 60 billion messages a day, and, according to Portio Research, people worldwide were estimated to send an estimated 23 billion text messages a day in 2015. The International Smartphone Mobility Report by mobile data tracking firm Infomate found that U.S. smartphone users send and receive five times as many texts as compared to phone calls each day. In total, Americans spend about 26 minutes a day texting, as compared to six minutes a day on voice calls. A survey by transportation booking app, Hailo, found that making phone calls has dropped to the sixth most popular use of a mobile device, behind sending messages, receiving messages, checking email, surfing the Web, and using the alarm clock. The adoption of messaging has not been constrained to younger generations. According to Experian Marketing Services, adults 55 and older send and receive an average of nearly 500 text messages a month.
We believe consumer preference has shifted to messaging versus voice because it saves time and sustains a continuous connection with the other party. Individuals can send and respond to messages when it suits their need, as opposed to dedicating blocks of time to making voice calls. According to Forrester Research's Customer Experience Survey, 73% of US online adults say that valuing their time is the most important thing a company can do to provide them with good service. A RingCentral survey supports this view: “At least 78% of consumers who text wish they could have a text conversation with a business.” An Amdocs global consumer survey had a similar finding, with 76% of consumers stating they would rather use a mobile app than call the contact center.
Messaging also presents a potential cost savings benefit to brands versus voice, as skilled agents can typically manage multiple text-based conversations simultaneously, but only one voice call at a time.
As e-commerce continues to become more mainstream, LivePerson also anticipates stronger demand for intelligent business campaigns that target consumers with messaging on our customers' websites.
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
Although brands are investing to capture their share of visitors on the Web, spending to capture sales from those visitors attracted to their sites has lagged and conversion rates have stagnated. According to an eConsultancy report, for every $92 spent by retailers to attract a visitor to their website, approximately $1 is spent on efforts to convert each visitor. We believe that conversion rates can be improved through optimized on-site engagement, and that this represents an opportunity for our messaging solutions on both desktop and mobile channels. According to Forrester Research, 53% of customers are likely to abandon their online purchases if they can't find quick answers to their questions. LivePerson customers have demonstrated increases in website sales of greater than 20% and boosts in average order value by as much as 35%, while lowering the cost of engagement relative to voice or email. A 2013 Customer Service Benchmark by eDigitalResearch also found that “live chat has the highest satisfaction levels for any customer service channel, with 73%, compared with 61% for email and 44% for phone.”

These drivers are likely a key factor in the steady uptake of campaign-based messaging. According to Forrester Research, chat adoption by consumers has increased to 65% in 2015 from 38% in 2009.
We believe that LiveEngage, LivePerson’s enterprise-class, cloud-based platform, will enable LivePerson to deliver increased value to brands as the software is purpose built for messaging in mobile and online channels, designed for ease of use, and features robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. In our view, the LiveEngage platform, in concert with our enterprise references, best-in-class scalability and security, domain knowledge, global footprint, consulting organization and customer value managers, uniquely positions LivePerson to optimize the effectiveness of real-time, campaign-based messaging and create a viable alternative to the traditional channel of calling the 1-800 number.
Strategy
The key elements of LivePerson’s business solutions strategy include:
Strengthening Our Position in both Existing and New Markets and Growing Our Recurring Revenue Base. LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its installed base. We will continue to focus primarily on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We plan to leverage our new LiveEngage platform to replace a portion of calls traditionally made to 1-800 numbers with text and mobile messaging, and to increase adoption of real-time, campaign-based messaging across our customer’s online properties. We intend to collaborate with our large installed customer base to optimize the value and effectiveness that brands derive from our services. We are also focused on strengthening our recurring revenue stream by signing larger, long-term, and more strategic deals.
     Fuel Increased Usage by Expanding our Engagement Tools and Offering Platform Pricing. In 2011, we began expanding on our market leading real-time chat messaging product by adding new technologies that augment digital consumer engagement, including targeted content delivery and transcript analytics. In 2014, we introduced LiveEngage, whereby we seamlessly integrated into a single platform an expanded suite of mobile and online business messaging technologies, including traditional desktop chat messaging, mobile chat messaging, content delivery, analytics, cobrowse, PCI, customer sentiment, and mobile messaging via in-app, SMS, browser-based search and Facebook Messenger. LiveEngage delivers rich, contextually aware targeting and personalized experiences across mobile and desktop devices. We also began offering a new platform pricing model, which provides brands access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe this model is more attractive and will lead to increased usage versus our historic approach of requiring brands to negotiate each agent seat and product license separately. In late 2016, we began launching product programs designed to promote usage of our broader suite of capabilities for targeted customers.
    Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms. In 2016 we integrated LiveEngage with one of the leading mobile search ad extensions, enabling consumers to initiate SMS messaging conversations with brands directly out of their mobile search results. We have also integrated LiveEngage with several artificial intelligence/bots vendors. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.
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
     International Presence. LivePerson is focused on expanding its international revenue contribution, which increased to 34% of total revenue in 2016, from 33% in 2015, despite approximately $3.5 million of adverse foreign currency exchange impact. LivePerson generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners such as NTT Solco, a subsidiary of telecom firm NTT Docomo and Information Services International-Dentsu, Ltd. (ISID).
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
      Increasing the Value of Our Service to Our Customers. We believe the introduction of LiveEngage marks the most important product launch in our history, as it empowers brands to deploy messaging at scale for customer care and sales, instead of demanding that consumers use email or call a 1-800 number. Furthermore, our platform strategy makes available the full suite of LivePerson’s capabilities through a single solution. In addition, the open architecture of LiveEngage will enable LivePerson to rapidly add new capabilities either directly or through partners. For example, we see opportunities for additional efficiencies in the contact center through the integration of artificial intelligence and bots. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. Our strategy is to continue to enhance the LiveEngage messaging platform and to leverage the substantial amount of mobile and online consumer data we collect, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
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
 Products and Services
LivePerson’s hosted platforms power intelligent messaging on mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms. Our business-to-business services are all managed from a single user interface. By supplying a complete, unified consumer view, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.
     LiveEngage.   LiveEngage, LivePerson’s enterprise-class, cloud-based engagement platform, delivers rich, contextually aware targeting, actionable insights and personalized experiences, empowering businesses to get the most out of their existing online, mobile and social platforms. The platform, which was designed for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives, combines sophisticated mobile and online engagement technology with robust business intelligence and big data to produce compelling, measurable results by intelligently engaging consumers based on a real-time understanding of consumer needs. Potential benefits of LiveEngage include increased agent efficiency, decreased customer care costs, improved customer experiences, higher conversion rates and increased customer lifetime value.
    LiveEngage mobile and messaging technologies are built to provide meaningful connections between brands and consumers, from any mobile, online or messaging application. LiveEngage seamlessly integrates a suite of mobile and online business messaging technologies, including traditional desktop chat messaging, mobile chat messaging, content delivery, analytics, cobrowse, PCI, customer sentiment, and mobile messaging via in-app, SMS, browser-based search and Facebook Messenger. A specific messaging software development kit is available to completely customize and incorporate into any brand’s app. The LiveEngage messaging API also provides the option to bring messaging from any third party apps, such as Facebook or text messages, directly into the LiveEngage platform.
LiveEngage enables the combination of real time on-site data and off-site behavioral data, with a broad set of historical and operational data. Proprietary analytics utilize this data to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle. LiveEngage enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. LiveEngage also reduces costs in the contact center relative to voice, by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist, who can manage several conversations at once. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates.
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
 Customers
Our business operations customer base includes Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous SMBs, automotive dealers, universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers through mobile and online. We plan to continue to focus on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries, within the United States and Canada, Latin America, Europe and the Asia-Pacific region.
No single customer accounted for or exceeded 10% of our total revenue in 2016, 2015 or 2014.

 Sales and Marketing
 Sales
We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels.
Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our customers’ strategic initiatives. Our mobile and online messaging solutions are targeted at business executives whose primary responsibility is optimization of customer care or optimizing a consumer’s journey across the brand’s digital properties. Our proactive customer care solutions enable organizations to provide effective consumer service by deflecting costly phone calls and emails to the more cost efficient mobile and online messaging channel. We focus on the value that our solutions deliver in the form of increased agent efficiency, reduced contact center costs, increased customer satisfaction, improved customer lifetime value, maximized digital consumer acquisition, and optimized website and mobile business outcomes. LivePerson supports any organization with a company-wide strategic initiative to improve the overall mobile and online consumer experience.
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

Enterprise and large mid-market. Our field organization is structured to align the Company's resources with targeted market segments. We target large mid-market and enterprise businesses primarily with direct sales and customer success teams. In late 2016, we increased our emphasis on large enterprise customers and prospects. Across the globe we are targeting a select group of brands, many of them already customers, that hold the power to transform customer care. These enterprises have thousands of agents in their contact centers and collectively connect with billions of consumers each year. We leverage thought leadership and related events to showcase our leadership in mobile and online messaging and highlight our successes with existing reference customers.

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

Small business and small mid-market. We target small business and small mid-market customers with a mix of direct, online self-service and third-party partner channels. Our customer acquisition strategy centers on leveraging customer word-of-

mouth, our leading brand name, online marketing and partnerships. We also leverage marketing programs and partner resources to promote increased usage and product adoption within these customers.

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
 Customer Support
     Our Professional Services group provides deployment support and ongoing business consulting to enterprise and mid-market customers and maintains involvement throughout the engagement lifecycle. All LivePerson customers have access to 24/7 help desk services through messaging, chat, and technical support ticketing.
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
Our main focus is on the automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our LiveEngage platform, and supporting key areas of business, especially large enterprise, but including small business, international and the channel. We aim to achieve this by delivering high-touch, small group events for senior executives, to educate them on messaging and the transformational ways that digital communication can help their business. We also market our software via high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.
 Our marketing strategy also encompasses a strategic communications approach that integrates public relations, social media, and analyst/influencer relations. We are focused on using those channels to communicate our brand value, to those key stakeholders, to increase overall brand and technology awareness. Communications seek to highlight key customer success stories, and promote executive thought leadership via contributed content, speaking opportunities and press interviews, to raise LivePerson’s profile and reinforce our position as an industry leader.
 Competition
The markets for mobile and online business messaging, and digital engagement technology are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pricing pressure. If we are unable to accurately anticipate technology developments and continue to innovate in the markets in which we compete, or our competitors are more successful than us at developing compelling new products and services or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.
We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:

•
technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions such as, eGain, Genesys, Oracle, Salesforce.com, TouchCommerce (now part of Nuance) and Twilio;

•	service providers that offer basic messaging products or services with limited functionality free of charge or at significantly reduced entry level prices;

•
social media, social listening, messaging, artificial intelligence, bots, e-commerce, and/or data and data analytics companies, such as Facebook, Google, and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing B2B solutions;

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

Software Design.   Our software design is based on client-server architecture. As a SaaS provider, LiveEngage customers and visitors to our customers’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our customers’ operators or to use the LivePerson services. We also provide APIs that enable our customers and third-parties to integrate LiveEngage with custom designed applications.
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

U.S. and international privacy laws and regulations are evolving and changing, are subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018 and will apply across the European Union. The GDPR will replace the current EU Data Protection Directive and will impose significantly greater compliance burdens on companies with users and/or operations in the European Union and provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue for noncompliance. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may impact the conduct of our business and how data protection is addressed in our customer and vendor agreements. The European Union has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the EU’s current Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current EU member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program (“EU Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, which has had a significant impact on the transfer of data from the European Union to U.S. companies, including us. The European Union and the United States recently agreed to a new framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a new Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) has recently been announced that will replace the former Swiss-U.S. Safe Harbor (“Swiss Safe Harbor”). The new EU Privacy Shield requirements could impact our business and result in substantial expense and require changes to our operations, and the EU Privacy Shield is subject to an annual review that could result in changes to our obligations. We may also have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
The EU Privacy Shield and other frameworks may be challenged by regulators and/or private parties and reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers outside the EU. Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.
While there are other legally recognized mechanisms, such as standard Model Contractual Clauses, that we believe allow for the lawful transfer of EU personal data to the United States these mechanisms have also been subjected to regulatory or judicial scrutiny and may be invalidated or evolve to include new legal requirements that could have an impact on how we move data between and among countries and regions in which we operate, which could affect how we provide our services or adversely impact our financial results.
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
In addition, regulatory authorities and governments around the world are considering a number of legislative and regulatory proposals concerning privacy, collection and use of website visitor data, data storage, data protection, the "right to be forgotten," content regulation, cybersecurity, government access to personal information, online advertising, email and other categories of electronic spam, and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may be technologically challenging for us. For example, some jurisdictions, including the United States, are considering whether the collection of anonymous data may invade the privacy of website visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services.
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
The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. Due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:
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
Intellectual Property and Proprietary Rights
     We rely on a combination of patent, copyright, trade secret, trademark and other common law protections in the United States and other jurisdictions, as well as confidentiality requirements and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business, including intellectual property related to digital engagement technology and web and mobile based consumer-facing services. We believe the duration of our patents is adequate relative to the expected lives of our products and services. We pursue the registration of our domain names, trademarks and trade names in the United States and in certain locations outside the United States. We also own copyrights, including in our software, publications and other documents authored by us. These intellectual property rights are important to our business and marketing efforts. We seek to protect our intellectual property rights by relying on federal, state, and common law rights, including registration, or otherwise in the United States and certain foreign jurisdictions, as well as contractual restrictions. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements (including invention assignment agreements) with our employees, consultants, customers, potential customers, strategic partners, and other third parties, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.
     Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers' use of our services have been and may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and as the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for digital engagement technology and/or web and mobile based consumer-facing services or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted or may assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of our services, develop non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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

Employees
     As of December 31, 2016, we had 985 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.
 Segments and Geographic Areas
Information about segment and geographic revenue is set forth in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information under the heading “Risk Factors” under the caption “We may be unsuccessful in expanding our operations internationally and/or into direct-to-consumer services due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks, which could adversely affect our results of operations.” For a discussion of revenue, net income and total assets, see Item 8 of this Annual Report on Form 10-K.
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

Our revenue and operating results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, electronic commerce and cloud computing; and

•	general, regional and/or global economic and political conditions.
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
The markets for mobile and online business messaging and digital engagement technology are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments and frequent new product introductions, resulting in the need to continually invest significant resources in research and development. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pricing pressure. If we are unable to accurately anticipate technology developments and continue to innovate in the markets in which we compete, or our competitors are more successful than us at developing compelling new products and services or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.
We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries and from companies that range from large and established companies to smaller companies and emerging start-ups, including:

•
technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions, such as eGain, Genesys, Oracle, Salesforce.com,TouchCommerce (now part of Nuance) and Twilio;

•	service providers that offer basic messaging products or services with limited functionality free of charge or at significantly reduced entry level prices ;

•
social media, social listening, messaging, artificial intelligence, bots, e-commerce, and/or data and data analytics companies, such as Facebook, Google and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing solutions;

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
The success of our business depends on retention of existing customers and their purchase of additional services, the migration of existing customers to our new platform, and attracting new customers and new consumer users of our consumer services.
Our customers typically subscribe for our services for a twelve month term and may have no obligation to renew their subscription after expiration of the twelve month term. In some cases, our agreements are terminable or may terminate upon 30 to 90 days’ notice without penalty. If a significant number of our customers, or any one customer to whom we provide a significant amount of services, were to terminate services, reduce the amount of services purchased, or fail to purchase additional services, our results of operations may be negatively and materially affected. Dissatisfaction with the nature or quality of our services could also lead customers to terminate our service. In addition, in 2014 we introduced LiveEngage, our first offering that integrates all of our messaging technologies into a single platform. If we are unable to continue to timely and effectively migrate our existing customers to the new platform, or if existing customers are reluctant or unwilling to migrate, we may lose customers and/or have increased costs related to duplicate infrastructure, and our revenue and operating results could be negatively impacted.
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
Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during 2016 we experienced a foreign currency exchange impact of approximately 1% percent, or approximately $3.5 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In January 2015, we began hedging a portion of our foreign currency exchange rate exposure; however, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may nonetheless adversely affect our net income (loss). We may seek to enter into additional hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.
Our business is subject to a variety of U.S. and international laws and regulations regarding privacy and data protection, and increased public scrutiny of privacy and security issues could result in increased government regulation, industry standards and other legal obligations that could adversely affect our business.
We collect, process, store and use personal data and other information generated during mobile and online messaging between brands and consumers and between experts and consumers. We post our privacy policies and practices on our websites and we also often include privacy commitments in our contracts. Our business is subject to numerous federal, state and international laws and regulations regarding privacy, data protection, personal information, security, data collection, storage, use and transfer, and the use of cookies and similar tracking technologies. To the extent that additional legislation regarding user privacy is enacted, such as legislation governing the collection and use of information regarding Internet or mobile users through the use of cookies or similar technologies, the effectiveness of our services could be impaired by restricting us from collecting or using information that may be valuable to our customers and/or exposing us to lawsuits or regulatory investigations. The foregoing could have a material adverse effect our business, results of operations and financial condition.
The scope of U.S. and international privacy laws and regulations is evolving and changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018 and will apply across the European Union.. The GDPR will replace the current EU Data Protection Directive and will impose significantly greater compliance burdens on companies with users and/or operations in the European Union and provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue for noncompliance. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may impact the conduct of our business and how data protection is addressed in our customer and vendor agreements. The European Union has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the EU’s Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current EU member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program (“EU Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, which has had a significant impact on the transfer of data from the European Union to U.S. companies, including us. The European Union and the United States recently agreed to a new framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a new Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) has recently been announced that will replace the former Swiss-U.S. Safe Harbor (“Swiss Safe Harbor”). The new EU Privacy Shield requirements could impact our business and result in substantial expense and require changes to our operations, and the EU Privacy Shield is subject to an annual review that could result in changes to our obligations. We may also have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
The EU Privacy Shield and other frameworks may be challenged by regulators and/or private parties and reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers outside the EU. Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.
While there are other legally recognized mechanisms, such as standard Model Contractual Clauses, that we believe allow for the lawful transfer of EU personal data to the United States, these mechanisms have also been subjected to regulatory or judicial scrutiny and may be invalidated or evolve to include new legal requirements that could have an impact on how we move data between and among countries and regions in which we operate, which could affect how we provide our services or adversely impact our financial results.
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
In addition, regulatory authorities and governments around the world are considering a number of legislative and regulatory proposals concerning privacy, collection and use of website visitor data, data storage, data protection, the “right to be forgotten,” content regulation, cybersecurity, government access to personal information, online advertising, email and other categories of electronic spam, and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may be technologically challenging for us. For example, some jurisdictions, including the United States, are considering whether the collection of anonymous data may invade the privacy of website visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services.
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
The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. Due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:
Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. California has also adopted privacy guidelines with respect to mobile applications. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as the proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, new and existing tools that allow consumers to block online advertising and other content, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.
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
The number of people who access the Internet and complete transactions over the Internet through devices other than desktop computers, including smartphones, handheld tablets and mobile phones, has increased dramatically in the past few years and is projected to continue to increase. To address these developments, we continue to extend our products and services to support messaging on mobile phone and tablet applications belonging to our company and our customers. If the mobile solutions we have developed do not meet our customers’ needs or the needs of their website visitors, are not widely adopted by our customers and consumers, or create new risks related to privacy and security, we may fail to retain existing customers and we may have difficulty attracting new customers, and also be subject to investigations, litigation or reputational harm. If we are unable to rapidly innovate and grow mobile revenue, or if we incur excessive expenses in this effort, our financial performance and ability to continue to grow overall revenue may be negatively affected.
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
Our products and services involve the storage and transmission of proprietary information and personal data related to or customers and their users, and experts and consumers, and theft and security breaches expose us to a risk of loss of this information, improper use and disclosure of this information, litigation, and potential liability. We experience cyber-attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee or other error, intentional malfeasance and other third party acts, and system errors or vulnerabilities, including vulnerabilities of our third party vendors, or customers, or otherwise. Any such breach or unauthorized access, or attempts by outside parties to fraudulently induce employees, users, vendors or customers to disclose sensitive information in order to gain access to our data or data of our customers, users, experts or consumers, including, but not limited to, individual personal information and financial credit or debit card data that is protected by law or contract, could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.
While we continue to expand our focus on this issue and are taking measures to safeguard our products and services from cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, cyber-attacks and other security incidents continue to evolve in sophistication and frequency. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. A significant cyber-attack or other security incident involving our, our service providers’ or our customers’ systems could result in material harm to our brand and reputation, our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.
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
The United States and other global economies have experienced in the past and could in the future experience economic downturn that affects all sectors of the economy, particularly in the financial services and retail industries, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Further, there is increased uncertainty regarding social, political, immigration and trade policies in the United States, which could impact our global operations and our business. Global credit and financial markets have in the past experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions in the past and could be similarly impacted in the future by any downturn in global economic conditions.
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
The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers and/or employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could negatively impact our prospects, business, financial condition and results of operations.
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
Acquisitions and investments involve numerous risks to us, including:

•	potential failure to achieve the expected benefits of the combination or acquisition;

•	inability to generate sufficient revenue to offset acquisition or investment cost;

•	difficulties in integrating operations, technologies, products and personnel;

•	diversion of financial and management resources from efforts related to existing operations;

•	risks of entering new markets in which we have little or no experience or where competitors may have stronger market positions;

•	potential loss of our existing key employees or key employees of the company we acquire;

•	inability to maintain relationships with customers and partners of the acquired business

•	use of alternative investment or compensation structures;

•	potential unknown liabilities associated with the acquired businesses; and

•	the tax effects of any such acquisitions.
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

•	difficulties in staffing and managing foreign operations;

•	differing intellectual property laws that may not provide sufficient protection for our intellectual property;

•	adverse tax consequences or additional tax liabilities;

•	difficulty in addressing country-specific business requirements and regulations;

•	fluctuations in currency exchange rates;

•	strains on financial and other systems to properly administer VAT and other taxes;

•	different consumer preferences and requirements in specific international markets; and

•
international legal, compliance, political, regulatory or systemic restrictions, or other international governmental scrutiny, applicable to United States companies with sales and operations in foreign countries, including, but not limited to, possible compliance issues involving the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other jurisdictions.

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
The dialogue transcripts of the text-based chats, email interactions and other interactions between our customers and their users may include information, such as personal contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ Internet users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be liable for compliance with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with United States federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties or integrated with our systems. If these services were to be interrupted or their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The need to physically secure and securely transmit and store confidential information online has historically been a significant barrier to e-commerce and online communications and will accelerate as a consumer and regulatory focus and concern. Any publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance and reputation of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.
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
In addition, we rely in part on third-party service providers and other third parties for various services, including, but not limited, to Internet connectivity, network infrastructure hosting, security and maintenance, and software and hardware from a variety of vendors. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third-party services that support our web hosting and infrastructure or if our services experience interruptions or delays due to third party providers, our reputation and business could be harmed, and we may be exposed to legal and reputational risk, and significant remediation costs.
We also rely on the security of our third party providers to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information or loss of information. Additionally, despite our security procedures or those of our third party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, obtain, modify or delete our or our customers’ data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to significant penalties and negative publicity, as well as government investigations and claims for damages or injunctive relief under state, federal and foreign laws or contractual agreements.
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
We have had patent and other infringement lawsuits filed against us claiming that certain of our products and services infringe third party intellectual property rights, and we are subject to the future risk of additional third party claims alleging infringement against us or against our customers for use of our products and services. Many of our customer and partner contracts, including certain suppliers, contain indemnification obligations requiring us to indemnify our customers from certain claims against them or arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for digital engagement technology, and/or web and mobile based consumer-facing services or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted or may assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of our services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.
Our success and ability to compete depend, in part, upon the protection of our intellectual property rights relating to the technology underlying our services. We rely on a combination of patent, copyright, trade secret, trademark and other common law protections in the United States and other jurisdictions, as well as confidentiality requirements and contractual provisions, to protect our proprietary technology, processes and other intellectual property. We own a portfolio of patents and patent applications in the United States and internationally and regularly file patent applications to protect intellectual property that we believe is important to our business, including intellectual property related to digital engagement technology, and/or web and mobile based consumer-facing services. We believe the duration of our patents is adequate relative to the expected lives of our products and services. We pursue the registration of our domain names, trademarks and trade names in the United States and in certain locations outside the United States. We also own copyrights, including in our software, publications and other documents authored by us. These intellectual property rights are important to our business and marketing efforts. We seek to protect our intellectual property rights by relying on federal, state, and common law rights, including registration, or otherwise in the United States and certain foreign jurisdictions, as well as contractual restrictions. However, we believe that factors such as the technological and creative skills of our personnel, new service developments, frequent enhancements and reliable maintenance are more essential to establishing and maintaining a competitive advantage. Others may develop technologies that are similar or superior to our technology. We enter into confidentiality and other written agreements (including invention assignment agreements) with our employees, consultants, customers, potential customers, strategic partners, and other third parties, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a service with the same functionality as our services. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective.

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
During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging. During 2015, we decreased our allowance for doubtful accounts by $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.
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
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2016, we determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.
There are inherent limitations on the effectiveness of our controls.
We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business and operating results could be harmed, and the market price of our stock could decline.
In the past, we have experienced losses, we had an accumulated deficit of $144.9 million as of December 31, 2016 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, and 2013 through 2016. We recorded a net loss of $25.9 million for the year ended December 31, 2016. As of December 31, 2016, our accumulated deficit was approximately $144.9 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2016, we had $50.9 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the United States and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
Political, economic and military conditions in Israel could negatively impact our Israeli operations
Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2016, we had 412 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, and since March 2011, there has been a civil war in Syria, Israel’s neighboring country to the north. Occasionally, violence from Syria has spilled over across Israel’s border, and Israel has responded militarily several times since the onset of the civil war. During November 2012 and July 2014, Israel was engaged in an armed conflict with Hamas, a militia group and political party which controls the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees are located, and negatively affected business conditions in Israel. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations.
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
Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. Additional countries may impose restrictions on doing business with Israel and companies that have operations in Israel if hostilities in the region continue or intensify. Such restrictions may seriously limit our ability to sell our products to customers in those countries. Further, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and a material adverse impact on our business.
Our commercial insurance may not cover losses that could occur as a result of events associated with the security situation in the Middle East. Any losses or damages incurred by us could have a material adverse effect on our business. Armed conflicts or political instability in the region could negatively affect our business and could harm our results of operations.
Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our common stock. In addition, escalation of tensions or violence might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business.
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
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $50.0 million to $64.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of December 31, 2016, approximately $20.1 million remained available for purchase under the program.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as terrorism or computer viruses.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, other acts of nature, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, cyber-attacks or failures, pandemics or other public health crises, or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City and our largest office is located in Israel, each of which regions has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins, cyber-attacks, such as coordinated denial-of-service attacks or ransomware, or other failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have implemented security measures and disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption, or unavailability or loss of data, as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.

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
As of December 31, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 42% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with the company’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in New York City, where we lease approximately 37,000 square feet of office space under a lease that expires in 2020. We also lease office space of approximately 68,000 square feet in Raanana, Israel, for research and development, sales and support under leases that expire in 2018, of approximately 40,000 square feet in Alpharetta, Georgia, for sales and support under a lease that expires in 2024; and approximately 7,300 square feet in Reading, United Kingdom, for marketing, sales and support under a lease that expires in 2019.
As of December 31, 2016, we also lease office space for marketing, sales and support of approximately 40,000 square feet in various locations in the United States, Europe, Asia and Australia. In addition, we have data centers in the United States, Europe and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.
Item 3. Legal Proceedings
We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. On March 9, 2017, the Court for the Southern District of New York in the Company's case against [24]7 granted the parties’ joint request to voluntarily transfer the Southern District of New York case to the Northern District of California for consolidation with the referenced California cases. We believe the claims filed by [24]7 Customer Inc. are entirely without merit and intend to defend them vigorously.
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

The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2016:
First Quarter	$6.82	$4.10
Second Quarter	$7.20	$5.69
Third Quarter	$8.50	$6.26
Fourth Quarter	$8.65	$7.45
Year ended December 31, 2015:
First Quarter	$13.66	$10.24
Second Quarter	$10.49	$8.53
Third Quarter	$10.16	$7.56
Fourth Quarter	$8.24	$6.75
Holders
As of February 21, 2017, there were approximately 127 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the three months ended December 31, 2016 is as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$14,329,958
10/1/2016 - 10/31/2016	—	$—	—	14,329,958
11/1/2016 - 11/30/2016	—	—	—	14,329,958
12/1/2016 - 12/31/2016	491,000	8.53	491,000	20,136,441
Total	491,000	$8.53	491,000	$20,136,441

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. As of December 31, 2015, approximately $6.1 million remained available for purchases under the program. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

Stock Performance Graph
The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2011 to December 31, 2016.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2011 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2014, 2013 and 2012 and the related statements of operations for the years ended December 31, 2013 and 2012 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of CAO!, Synchronite and NexGraph in 2014, and Engage, LookIO and Amadesa in 2012, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$222,779	$239,012	$209,931	$177,805	$157,409
Costs and expenses:
Cost of revenue	63,161	70,310	52,703	42,555	35,579
Sales and marketing	89,529	94,728	83,253	62,488	49,614
General and administrative	43,046	37,171	40,192	39,968	31,606
Product development	40,198	38,974	37,329	36,397	30,051
Restructuring costs	2,369	3,384	—	—	—
Amortization of purchased intangibles	3,885	4,873	1,621	871	218
Total costs and expenses	242,188	249,440	215,098	182,279	147,068
(Loss) income from operations	(19,409)	(10,428)	(5,167)	(4,474)	10,341
Other (expense) income	(530)	(202)	(322)	337	376
(Loss) income before provision for (benefit from) income taxes	(19,939)	(10,630)	(5,489)	(4,137)	10,717
Provision for (benefit from) income taxes	5,934	15,814	1,859	(638)	4,362
Net (loss) income	$(25,873)	$(26,444)	$(7,348)	$(3,499)	$6,355

Net (loss) income per share of common stock:
Basic	$(0.46)	$(0.47)	$(0.13)	$(0.06)	$0.11
Diluted	$(0.46)	$(0.47)	$(0.13)	$(0.06)	$0.11

Weighted-average shares used to compute net (loss) income per share:
Basic	56,063,777	56,452,408	54,478,754	54,725,236	55,292,597
Diluted	56,063,777	56,452,408	54,478,754	54,725,236	57,131,041
Other Financial and Operational Data:
Adjusted EBITDA (1)	$19,198	$21,244	$22,672	$18,767	$29,999
Adjusted net (loss) income (2)	$(7,688)	$8,927	$5,068	$9,278	$14,084
(1) We define adjusted EBITDA as net (loss) income before provision for (benefit from) income taxes, other (expense) income, net, depreciation and amortization, stock-based compensation, restructuring costs, acquisition costs and other non-recurring charges. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(2) We define adjusted net income as net (loss) income excluding amortization, stock-based compensation, restructuring costs, acquisition costs, deferred tax asset valuation allowance, other non-recurring charges and the related income tax effect of these adjustments. Please see “Adjusted Net Income” below for more information and for a reconciliation of adjusted net income to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenue	$429	$1,396	$1,492	$1,954	$1,579
Sales and marketing	2,515	3,088	3,399	2,851	2,878
General and administrative	3,304	3,692	3,809	4,148	3,294
Product development	3,488	3,638	3,606	3,555	2,964
Total stock-based compensation	$9,736	$11,814	$12,306	$12,508	$10,715

	As of December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,889	$48,803	$49,372	$91,906	$103,339
Working capital	17,468	39,122	34,954	88,877	100,593
Total assets	219,638	226,194	239,817	205,090	208,576
Total stockholders’ equity	138,476	165,305	180,337	159,053	170,243
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other non-recurring costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2016		2015		2014	2013	2012
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(25,873)		$(26,444)		$(7,348)	$(3,499)	$6,355
Amortization of purchased intangibles	6,673		8,040		5,090	2,643	580
Stock-based compensation	9,736		11,814		12,306	12,508	10,715
Contingent earn-out adjustments	—		(3,680)		—	—	—
Restructuring costs	2,369	(1)	3,384	(2)	—	—	—
Depreciation	12,011		12,114		9,071	8,090	7,329
Other non-recurring costs	7,818	(3)	—		—	—	—
Provision for (benefit from) income taxes	5,934		15,814		1,859	(638)	4,362
Acquisition costs	—		—		1,372	—	1,034
Other expense (income), net	530		202		322	(337)	(376)
Adjusted EBITDA	$19,198		$21,244		$22,672	$18,767	$29,999
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

•	adjusted net income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net income does not consider the impact of acquisition costs;

•	adjusted net income does not consider the impact of restructuring costs;

•	adjusted net income does not consider the impact of other non-recurring costs;

•	adjusted net income does not consider the potentially dilutive impact of deferred tax asset valuation allowance; and

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2016		2015		2014		2013		2012
Reconciliation of Adjusted Net (Loss) Income
Net (loss) income	$(25,873)		$(26,444)		$(7,348)		$(3,499)		$6,355
Amortization of purchased intangibles	6,673		8,040		5,090		2,643		580
Stock-based compensation	9,736		11,814		12,306		12,508		10,715
Contingent earn-out adjustments	—		(3,680)		—		—		—
Deferred tax asset valuation allowance	692		15,820
Restructuring costs	2,369	(1)	3,384	(2)	—		—		—
Other non-recurring costs	8,134	(4)	—		—		—		—
Acquisition costs	—		—		1,372		—		1,034
Income tax effect of non-GAAP items	(9,419)	(5)	(7)	(6)	(6,352)	(6)	(2,374)	(6)	(4,600)	(6)
Adjusted net (loss) income	$(7,688)		$8,927		$5,068		$9,278		$14,084
(1) Includes severance costs of $1.6 million, wind down costs of legacy platform of $1.2 million and a benefit of $0.4 million of cash collected on previously written off bad debt for the twelve months ended December 31, 2016.
(2) Includes approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $1.7 million of severance and other associated costs for the twelve months ended December 31, 2016.
(3) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, and severance costs of $0.5 million for the twelve months ended December 31, 2016.
(4) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, severance costs of $0.5 million, and write off of office facility depreciation of $0.3 million for the twelve months ended December 31, 2016.
(5) The Company's non-GAAP income tax effect for the current period uses a long-term projected tax rate of 35%.
(6) The Company's non-GAAP income tax effect was based on the effective tax rate, excluding discrete items.

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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.  We are a leading provider of mobile and online business messaging technologies that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers by offering messaging as a preferred channel of communication. Messaging diminishes the need to rely on outdated email systems or call a 1-800 number. Brands leverage LiveEngage’s sophisticated intelligence engine and suite of text and mobile messaging, real-time chat messaging, content delivery, and cobrowsing offerings to proactively engage with consumers through mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms. More than 18,000 businesses, including Citibank, EE, IBM, Orbitz, PNC, The Home Depot and T-Mobile employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
We are organized into two operating segments: Business and Consumer. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging.
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online and mobile messaging solutions that facilitate meaningful connection and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Strengthening Our Position in both Existing and New Markets and Growing Our Recurring Revenue Base. LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its installed base. We will continue to focus primarily on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality within both our enterprise and midmarket sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We plan to leverage our new LiveEngage platform to replace a portion of calls traditionally made to 1-800 numbers with text and mobile messaging, and to increase adoption of intelligent business campaigns across our customer's online properties that target consumers with real-time messaging. We intend to collaborate with our large installed customer base to optimize the value and effectiveness that brands derive from our services. We are also focused on strengthening our recurring revenue stream by signing larger, long-term, and more strategic deals which empower brands to run business campaigns on their websites that engage consumers via messaging

•
Fuel Increased Usage by Expanding our Engagement Tools and Offering Platform Pricing. In 2011, we began expanding on our market leading real-time chat messaging product by adding new technologies that augment digital consumer engagement, including targeted content delivery and transcript analytics. In 2014, we introduced LiveEngage, whereby we seamlessly integrated into a single platform an expanded suite of mobile and online business messaging technologies, including traditional desktop chat messaging, mobile chat messaging, content delivery, analytics, cobrowse, PCI, customer sentiment, and mobile messaging via in-app, SMS, browser-based search and Facebook Messenger. LiveEngage delivers rich, contextually aware targeting and personalized experiences across mobile and desktop devices. We also began offering a new platform pricing model, which provides brands access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe this model is more attractive and will lead to increased usage versus our historic approach of requiring brands to negotiate each agent seat and product license separately. In late 2016, we began launching product programs designed to promote usage of our broader suite of capabilities for targeted customers.

•
Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms and in 2016 we integrated LiveEngage with one of the leading mobile search ad extensions. We have also integrated LiveEngage with several artificial intelligence/bots vendors. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services.

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

•
International Presence. LivePerson is focused on expanding its international revenue contribution, which increased to 34% of total revenue in 2016, from 33% in 2015, despite approximately $3.5 million of adverse foreign currency exchange impact. LivePerson generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners such as NTT Solco, a subsidiary of telecom firm NTT Docomo and Information Services International-Dentsu, Ltd. (ISID).

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

•
Increasing the Value of Our Service to Our Customers. We believe the introduction of LiveEngage marks the most important product launch in our history, as it empowers brands to deploy messaging at scale for customer care and sales, instead of demanding that consumers use email or call a 1-800 number. Furthermore, our platform strategy makes available the full suite of LivePerson’s capabilities through a single solution. In addition, the open architecture of LiveEngage will enable LivePerson to rapidly add new capabilities either directly or through partners. For example, we see opportunities for additional efficiencies in the contact center through the integration of artificial intelligence and bots. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. Our strategy is to continue to enhance the LiveEngage messaging platform and to leverage the substantial amount of mobile and online consumer data we collect, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.

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

Key Metrics
Financial overview of the three and twelve months ended December 31, 2016 compared to the comparable periods in 2015 are as follows:

•
Revenue decreased 5% and 7% to $56.1 million and $222.8 million in the three and twelve months ended December 31, 2016, respectively, from $59.2 million and $239.0 million in the comparable periods in 2015.

•
Revenue from our Business segment decreased 6% and 8% to $51.9 million and $206.5 million in the three and twelve months ended December 31, 2016, respectively, from $55.2 million and $223.8 million in the comparable periods in 2015.

•	Gross profit margin increased to 73% and 72% in the three and twelve months ended December 31, 2016 from 70% and 71% in the comparable periods in 2015.

•
Cost and expenses increased 4% and decreased 3% to $64.4 million and $242.2 million in the three and twelve months ended December 31, 2016, respectively, from $61.6 million and $249.4 million in the comparable periods in 2015.

•
Net loss decreased to $9.6 million and $25.9 million in the three and twelve months ended December 31, 2016, respectively, from net loss of $20.9 million and $26.4 million for the three and twelve months ended December 31, 2015, respectively.

•
Trailing-twelve-month average revenue per enterprise and mid-market customer was greater than $200,000 in 2016, as compared to $197,000 in 2015. The trailing-twelve-month revenue figures are pro forma to exclude contributions from a previously disclosed customer contract that ended in the second quarter of 2015.

•	Customer renewal rate for enterprise and mid-market customers was 83% and 84% over the trailing twelve months ended December 31, 2016 and 2015, respectively.
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
Revenue from our Business segment accounted for 93%, 94%, and 92% of total revenue for the year ended December 31, 2016, 2015, and 2014, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the year ended December 31, 2016. Revenue attributable to our monthly hosted Business services accounted for 90% and 89% of total Business revenue for the years ended December 31, 2015 and 2014, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 7%, 6%, and 8% of total revenue for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, information technology and human resources personnel, allocated occupancy costs and related overhead, litigation, professional fees, provision for doubtful accounts and other general corporate expenses.
Our product development expenses consist primarily of compensation and related expenses for product development personnel, allocated occupancy costs and related overhead, outsourced labor and expenses for testing new versions of our software. Product development expenses are charged to operations as incurred.
During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging. During 2015, we decreased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.2 million, principally due to an increase in write-offs compared to 2014. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2016, 2015 and 2014 consist of (amounts in thousands):

	2016	2015	2014
Stock-based compensation expense	$9,736	$11,814	$12,306
Results of Operations
The Company is organized into two operating segments: Business and Consumer. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via real-time chat.
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	28%	29%	25%
Sales and marketing	40%	40%	40%
General and administrative	19%	16%	19%
Product development	18%	16%	18%
Restructuring costs	1%	1%	—%
Amortization of purchased intangibles	2%	2%	1%
Total costs and expenses	109%	104%	102%
Loss from operations	(9)%	(4)%	(2)%
Other (expense) income, net	—%	—%	—%
Loss before provision for income taxes	(9)%	(4)%	(3)%
Provision for income taxes	3%	7%	1%
Net loss	(12)%	(11)%	(4)%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$206,521	$223,803	(8)%	$223,803	$193,302	16%
Consumer	16,258	15,209	7%	15,209	16,629	(9)%
Total	$222,779	$239,012	(7)%	$239,012	$209,931	14%

Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. Business revenue decreased by 8% to $206.5 million for the year ended December 31, 2016, from $223.8 million for the year ended December 31, 2015. This decrease is primarily attributable to revenue from existing customers of approximately $22.5 million, net of cancellations, and revenue that is variable based on interactions and usage in the amount of $5.3 million. This is partially offset by increases in revenue from new customers of approximately $10.0 million and from professional services of approximately $0.5 million. Overall decrease in business revenue is primarily attributable to delays in anticipated upsells and in increases in cancellations from existing customers. This is a reflection of the rapid pace of migrations from our old platform to LiveEngage, and the migration commitments we have seen in recent months, as customers typically prefer to complete upgrades before expanding services. Additionally, there was also a foreign exchange impact primarily tied to the British pound. Business revenue increased by 16% to $223.8 million for the year ended December 31, 2015, from $193.3 million for the year ended December 31, 2014. The increase is primarily attributable to revenue from new customers of approximately $33.7 million, revenue that is variable based on interactions and usage in the amount of $5.4 million and revenue from professional services of approximately $2.6 million; offset in part by a decrease in revenue from existing customers in the amount of approximately $11.2 million, net of cancellations.
Consumer revenue increased by 7% to $16.3 million for the year ended December 31, 2016, from the year ended December 31, 2015. This increase is primarily attributable to an increase in chat minutes, along with an increase in gross fees and a decrease in fees we charge experts. Consumer revenue decreased by 9% to $15.2 million for the year ended December 31, 2015, from the year ended December 31, 2014. This decrease is primarily attributable to decrease in chat minutes partially offset by an increase in fees we charge experts.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Business	$60,352	$67,901	(11)%	$67,901	$50,192	35%
Percentage of total revenue	27%	28%		28%	24%
Headcount (at period end)	236	286	(17)%	286	301	(5)%

Cost of revenue decreased by 11% to $60.4 million in 2016, from $67.9 million in 2015. This decrease in expense is primarily attributable to a decrease in salary and related employee expenses of approximately $1.6 million, a decrease in business services and outsourced subcontracted labor of approximately $4.8 million, and a decrease in depreciation and amortization of fixed assets of approximately $1.5 million. The decrease in cost of revenue was tied to our ability to operationalize cost savings by moving brands off legacy platform and realigning our go-to-market strategy around LiveEngage.
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

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$2,809	$2,409	17%	$2,409	$2,511	(4)%
Percentage of total revenue	1%	1%		1%	1%
Headcount (at period end)	16	17	(6)%	17	16	6%
Cost of revenue increased by 17% to $2.8 million in 2016, from $2.4 million in 2015. This is primarily attributable to an increase in backup server facilities of approximately $0.6 million, an increase in business services and outsourced labor of approximately $0.2 million, an increase in depreciation of approximately $0.2 million, and an increase of credit card processing fees of approximately $0.2 million. This is partially offset by a decrease in salary of approximately $0.8 million. Cost of revenue remained relatively flat for the years ended December 31, 2015 and 2014.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$82,063	$87,975	(7)%	$87,975	$77,118	14%
Percentage of total revenue	37%	37%		37%	37%
Headcount (at period end)	310	324	(4)%	324	355	(9)%
Sales and marketing expenses decreased by 7% to $82.1 million in 2016, from $88.0 million in 2015. This decrease is primarily attributable to a decrease in salary and related employee expenses of approximately $7.1 million and a decrease in marketing expenses of approximately $1.1 million. This is partially offset by an increase in business services and outsourced labor of approximately $3.0 million. The decrease in sales and marketing expenses is part of the realignment on our go-to-market strategy around LiveEngage in 2016. Our outreach efforts are primarily focused on a few hundred of the world's largest brands. This approach enables LivePerson to run a leaner, nimbler field organization.
Sales and marketing expenses increased by 14% to $88.0 million in 2015, from $77.1 million in 2014. This increase is primarily attributable to an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $5.8 million, an increase in allocated occupancy costs and related overhead in the amount of approximately $3.3 million, and an increase in advertising, public relations and trade show exhibit expenses of approximately $0.6 million. The increase relates to our continued investment in our marketing and sales capabilities. The increase in expense as compared to our revenue growth is primarily related to the investment in our global sales team, global expansion and continuing advertising of the LiveEngage product. The increase also relates to our continued efforts to enhance our brand recognition and increase sales lead activity.
Sales and Marketing — Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$7,466	$6,753	11%	$6,753	$6,135	10%
Percentage of total revenue	3%	3%		3%	3%
Headcount (at period end)	11	9	22%	9	8	13%
Sales and marketing expenses increased by 11% to $7.5 million in 2016, from $6.8 million in 2015. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.7 million.
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

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
General and administrative	$43,046	$37,171	16%	$37,171	$40,192	(8)%
Percentage of total revenue	19%	16%		16%	19%
Headcount (at period end)	112	115	(3)%	115	125	(8)%

General and administrative expenses increased by 16% to $43.0 million in 2016, from $37.2 million in 2015. This increase is primarily attributable to an increase in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $5.0 million. Furthermore, there were litigation costs of $4.7 million and a write off of technology licenses of $2.6 million in 2016. This is partially offset by a decrease in business services and outsourced labor of approximately $4.1 million and a decrease in salary and related employee expenses of approximately $2.2 million.
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

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Product development	$40,198	$38,974	3%	$38,974	$37,329	4%
Percentage of total revenue	18%	16%		16%	18%
Headcount (at period end)	300	253	19%	253	253	—%

Product development costs increased by 3% to $40.2 million in 2016, from $39.0 million in 2015. This increase is primarily attributable to an increase in compensation and related costs for additional and existing product development personnel of approximately $1.2 million as a result of our increased efforts to expand our product offerings and an increase in allocated occupancy costs and related overhead in the amount of approximately $0.6 million. We are increasing our investment in new product development efforts to expand future product offerings. We are also investing in partner programs that enable third-parties to develop value-added software applications for our existing and future customers.
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

Restructuring Costs

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$2,369	$3,384	(30)%	$3,384	$—	100%
Percentage of total revenue	1%	1%		1%	—%
We incurred $2.4 million of restructuring costs in 2016. Restructuring costs were due to approximately $1.6 million of severance and other associated costs and approximately $1.2 million of wind down costs related to shutting down the legacy platform. This was partially offset by a benefit of $0.4 million of cash collected on previously written off bad debt for the year ended December 31, 2016.
We incurred $3.4 million of restructuring costs in 2015. Restructuring costs were due to approximately $1.7 million of termination costs primarily due to outside labor provider fees associated with a large customer contract that ended, and approximately $1.7 million of severance and other associated costs.
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$3,885	$4,873	(20)%	$4,873	$1,621	201%
Percentage of total revenue	2%	2%		2%	1%
Amortization expense for purchased intangibles decreased by 20% to $3.9 million in 2016, from $4.9 million in 2015 and increased by 201% to $4.9 million in 2015, from $1.6 million in 2014. The variance in 2016 was primarily attributable the decrease in amortization of Engage and Look.Io of approximately $0.4 million and the decrease in CAO intangible assets of approximately $0.6 million. The variance in 2015 was primarily attributable to our 2014 acquisitions of CAO!, Synchronite, NexGraph, and our investments in technology licenses. Additional amortization expense in the amount of $2.8 million, $3.2 million, and $3.5 million was included in cost of revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
Other (Expense) Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, AUS dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Other (expense) income, net	$(530)	$(202)	162%	$(202)	$(322)	(37)%
Financial expense increased $0.3 million in 2016 compared to 2015.
Investment income decreased by $0.7 million in 2015 compared to 2014 primarily due to a decrease in income earned on the investment in technology licenses purchased during 2014. Financial income increased $0.6 million in 2015 compared to 2014.
Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$5,934	$15,814	(62)%	$15,814	$1,859	751%
Income tax expense decreased $9.9 million resulting in a tax expense of $5.9 million for the year ended December 31, 2016, compared to $15.8 million for the year ended December 31, 2015.  Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. The decrease was a result of the valuation allowance established in 2015 for a significant portion of our deferred tax asset on our balance sheet as it was determined to be more likely than not that we would not realize a portion of our deferred tax asset.
Income tax expense increased $14.0 million resulting in a tax expense of $15.8 million for the year ended December 31, 2015, compared to $1.9 million for the year ended December 31, 2014. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. The increase was a result of a valuation allowance established for a significant portion of our deferred tax asset on our balance sheet as it was determined to be more likely than not that we would not realize a portion of our deferred tax asset.
Net Loss
We had a net loss of $25.9 million in 2016 compared to a net loss of $26.4 million in 2015. Revenue decreased approximately $16.2 million while operating expenses decreased by approximately $7.3 million, the provision for income taxes decreased approximately $9.9 million, and other expense increased by $0.3 million, contributing to a net decrease in net loss of approximately $0.6 million.
We had a net loss of $26.4 million in 2015 compared to a net loss of $7.3 million in 2014. Revenue increased approximately $29.1 million while operating expenses increased by approximately $34.3 million and the provision for (benefit from) income taxes increased approximately $14.0 million contributing to a net increase in net loss of approximately $19.1 million.
Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2016. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	For the Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015		June 30, 2015		March 31, 2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$56,118	$54,518	$56,679	$55,464	$59,151	$60,757		$59,334		$59,770

Costs and Expenses:
Cost of revenue	14,952	14,837	17,508	15,864	17,779	18,225	(1)	18,052	(1)	16,254
Sales and marketing	21,698	22,067	23,088	22,676	22,766	23,286		24,382		24,294
General and administrative	13,287	10,069	10,161	9,529	10,014	6,587	(1)	10,306	(1)	10,164
Product development	10,770	9,495	10,719	9,214	9,498	9,567		10,109		9,800
Restructuring costs	2,753	(384)	—	—	396	—		2,988		—
Amortization of purchased intangibles	931	1,013	1,017	924	1,189	1,193		1,178		1,313
Total costs and expenses	64,391	57,097	62,493	58,207	61,642	58,858		67,015		61,825
(Loss) income from operations	(8,273)	(2,579)	(5,814)	(2,743)	(2,491)	1,899		(7,681)		(2,055)
Other income (expense) income	(395)	(123)	(646)	634	169	(369)		229		(231)
(Loss) income before provision for (benefit from) income taxes	(8,668)	(2,702)	(6,460)	(2,109)	(2,322)	1,530		(7,452)		(2,286)
Provision for (benefit from) income taxes	897	3,177	1,306	554	18,535	(395)		(2,098)		(228)
Net (loss) income	$(9,565)	$(5,879)	$(7,766)	$(2,663)	$(20,857)	$1,925		$(5,354)		$(2,058)

Net (loss) income per share of common stock:
Basic	(0.17)	(0.10)	(0.14)	(0.05)	(0.37)	0.03		(0.09)		(0.04)
Diluted	(0.17)	(0.10)	(0.14)	(0.05)	(0.37)	0.03		(0.09)		(0.04)

Weighted-average shares used to compute net (loss) income per share
Basic	55,861,872	56,047,645	55,965,525	56,386,003	56,497,544	56,525,647		56,491,989		56,291,383
Diluted	55,861,872	56,047,645	55,965,525	56,386,003	56,497,544	57,084,437		56,491,989		56,291,383
(1) Decreases in the fair value of contingent consideration of $1.9 million and $0.5 million for the quarters ended September 30, 2015 and June 30, 2015, respectively, have been reclassified to general and administrative expenses from cost of revenue to conform to full year presentation.

Liquidity and Capital Resources

	December 31,
	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$24,560	$21,831
Cash flows used in investing activities	(11,452)	(18,539)
Cash flows used in financing activities	(7,068)	(1,887)
As of December 31, 2016, we had approximately $50.9 million in cash and cash equivalents, an increase of approximately $2.1 million from December 31, 2015. This increase is primarily attributable to cash provided by operating activities of approximately $24.6 million and proceeds from issuance of common stock of approximately $2.9 million. This was partially offset by cash used in investing activities of approximately $11.5 million, the repurchase of common stock of approximately $10.0 million and the effect of foreign exchange rate changes on cash and cash equivalents.
Net cash provided by operating activities was $24.6 million in the year ended December 31, 2016 and consisted primarily of non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and impairment on investments. Furthermore, there were increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings, accrued expenses and decreases in prepaid expenses and other current assets. This was partially offset by net loss and an increase in accounts receivable. Net cash provided by operating activities was $21.8 million in the year ended December 31, 2015 and consisted primarily of net loss, non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, deferred tax and change in fair value of contingent consideration. This was partially offset by an increase in accounts receivable and a decrease in accounts payable.
Net cash used in investing activities was $11.5 million in the year ended December 31, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities and purchases of intangibles. This was partially offset by a decrease in cash held as collateral. Net cash used in investing activities was $18.5 million in the year ended December 31, 2015 and was due primarily to the purchase of fixed assets for our co-location facilities and increase in cash held as collateral by $5.4 million.
Net cash used in financing activities was $7.1 million in the year ended December 31, 2016 and consisted primarily of the repurchase of our common stock offset in part by the proceeds from the issuance of common stock in connection with the exercise of stock options. Net cash used in financing activities was $1.9 million in the year ended December 31, 2015 and consisted primarily of the repurchase of our common stock and acquisition related payments offset in part by the proceeds from the issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we incurred significant quarterly net losses from inception through June 30, 2003, significant negative cash flows from operations in our quarterly periods from inception through December 31, 2002 and negative cash flows from operations of $0.1 million in the quarterly period ended March 31, 2004. We also incurred a net loss and negative cash flow from operations in the quarterly period ended March 31, 2014, June 30, 2014, March 31, 2015, June 30, 2015, December 31, 2015, and March 31, 2016. We incurred a net loss in the quarterly periods ended June 30, 2013, September 30, 2013, December 31, 2013, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016. As of December 31, 2016, we had an accumulated deficit of approximately $144.9 million.
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

We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2016, 2015 and 2014, was approximately $10.0 million, $9.9 million and $9.4 million, respectively.
As of December 31, 2016, our principal commitments were approximately $28.6 million under various operating leases, of which approximately $8.9 million is due in 2017. We currently expect that our principal commitments for the year ending December 31, 2017 will not exceed approximately $10.0 million in the aggregate.
Our contractual obligations at December 31, 2016 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$28,574	$8,889	$13,953	$2,914	$2,818
Total	$28,574	$8,889	$13,953	$2,914	$2,818
Capital Expenditures
In 2016, we incurred costs related to the continued expansion of our co-location facilities of approximately $7.6 million. Our total capital expenditures are not currently expected to exceed $ 14.5 million in 2017. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.
Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2016.
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
As of December 31, 2016, there was approximately $7.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.9 years. As of December 31, 2016, there was approximately $9.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2016, 2015 or 2014. No single customer accounted for or exceeded 10% of our total accounts receivable in 2016 and 2015. One customer accounted for approximately 22% of accounts receivable at Decembers 31, 2014. During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging.
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
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the year ended December 31, 2016, the Company determined certain long-lived assets related to the legacy platform and purchased intangibles of technology licenses to be impaired. The write-off of net book value of these assets, of approximately $0.2 million and $2.6 million, was included in restructuring costs and general and administrative expenses, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance as we considered our cumulative loss in recent years as a significant piece of negative evidence. During the year ended December 31, 2016, the valuation allowance recorded was $12.1 million.
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
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, "Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the adoption of ASU 2017-01 to have a material effect on our financial position, results of operations or cash.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a) income tax consequences; (b) classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016.We do not expect the adoption of ASU 2016-09 to have a material effect on our financial position, results of operations or cash flows.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 10.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In December 2016, FASB issued guidance to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The current revenue policy meets five core principles of ASU 2014-09 and we currently capitalize the contract costs over the contracted period also in accordance with ASU 2014-09. We are still analyzing the impact of this new ASU, but based on our work to date we believe that the current revenue recognition policy currently in place already depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services and as a result the adoption of this ASU is not expected to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the scope of our Israeli operations, there is currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). For the year ended December 31, 2016, the U.S dollar depreciated as compared to the NIS by an average of 1% as compared to December 31, 2015. For the year ended December 31, 2016, expenses generated by our Israeli operations totaled approximately $58.8 million. During 2016, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging. During 2015, we decreased our allowance for doubtful accounts by approximately $0.1 million to approximately $1.2 million, principally due to an decrease in write-offs compared to 2014. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable.
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
New York, New York
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LivePerson, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LivePerson, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 10, 2017

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,889	$48,803
Cash held as collateral	3,962	5,409
Accounts receivable, net of allowance for doubtful accounts of $1,732 and $1,184, in 2016 and 2015, respectively	31,823	30,388
Prepaid expenses and other current assets	5,477	9,327
Deferred tax assets, net	—	455
Total current assets	92,151	94,382
Property and equipment, net	28,397	24,129
Intangibles, net	16,510	24,619
Goodwill	80,245	80,322
Deferred tax assets, net	773	785
Other assets	1,562	1,957
Total assets	$219,638	$226,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,288	$7,102
Accrued expenses and other current liabilities	40,250	34,296
Deferred revenue	27,145	13,862
Total current liabilities	74,683	55,260
Other liabilities	3,147	3,270
Deferred tax liability	3,332	2,359
Total liabilities	81,162	60,889

Commitments and contingencies (See Note 10)
STOCKHOLDERS' EQUITY:
Common stock	58	57
Additional paid-in capital	289,524	286,856
Treasury stock	(2)	(1)
Accumulated deficit	(144,944)	(119,071)
Accumulated other comprehensive loss	(6,160)	(2,536)
Total stockholders’ equity	138,476	165,305
Total liabilities and stockholders’ equity	$219,638	$226,194
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2016	2015	2014
Revenue	$222,779	$239,012	$209,931
Costs and expenses:(1) (2) (3)
Cost of revenue	63,161	70,310	52,703
Sales and marketing	89,529	94,728	83,253
General and administrative	43,046	37,171	40,192
Product development	40,198	38,974	37,329
Restructuring costs	2,369	3,384	—
Amortization of purchased intangibles	3,885	4,873	1,621
Total costs and expenses	242,188	249,440	215,098
Loss from operations	(19,409)	(10,428)	(5,167)
Other (expense) income, net	(530)	(202)	(322)
Loss before provision for income taxes	(19,939)	(10,630)	(5,489)
Provision for income taxes	5,934	15,814	1,859
Net loss	$(25,873)	$(26,444)	$(7,348)

Net loss per share of common stock:
Basic	$(0.46)	$(0.47)	$(0.13)
Diluted	$(0.46)	$(0.47)	$(0.13)

Weighted-average shares used to compute net loss income per share:
Basic	56,063,777	56,452,408	54,478,754
Diluted	56,063,777	56,452,408	54,478,754

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$429	$1,396	$1,492
Sales and marketing	2,515	3,088	3,399
General and administrative	3,304	3,692	3,809
Product development	3,488	3,638	3,606

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$8,234	$9,091	$6,658
Sales and marketing	1,315	1,232	871
General and administrative	1,418	893	820
Product development	1,044	898	722

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$2,788	$3,167	$3,469
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(25,873)	$(26,444)	$(7,348)
Foreign currency translation adjustment	(3,624)	(1,398)	(795)
Comprehensive loss	$(29,497)	$(27,842)	$(8,143)

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2013	54,484,760	$54	—	$—	$244,621	$(85,279)	$(343)	$159,053
Issuance of common stock in connection with CAO! acquisition	1,627,753	2	—	—	20,121	—	—	20,123
Common stock issued upon exercise of stock options	1,097,543	1	—	—	7,882	—	—	7,883
Stock-based compensation	—	—	—	—	12,306	—	—	12,306
Common stock issued under Employee Stock Purchase Plan	142,064	1	—	—	1,430	—	—	1,431
Common stock repurchase	(650,789)	(1)	(544,396)	(1)	(12,978)	—	—	(12,980)
Tax benefit from exercise of employee stock options	—	—	—	—	664	—	—	664
Net loss	—	—	—	—	—	(7,348)	—	(7,348)
Other comprehensive loss	—	—	—	—	—	—	(795)	(795)
Balance at December 31, 2014	56,701,331	57	(544,396)	(1)	274,046	(92,627)	(1,138)	180,337
Common stock issued upon exercise of stock options	645,531	—	—	—	2,904	—	—	2,904
Stock-based compensation	—	—	—	—	11,814	—	—	11,814
Common stock issued under Employee Stock Purchase Plan	170,857	—	—	—	1,497	—	—	1,497
Common stock repurchase	(142,812)	—	(277,360)	—	(4,202)	—	—	(4,202)
Tax benefit from exercise of employee stock options	—	—	—	—	797	—	—	797
Net loss	—	—	—	—	—	(26,444)	—	(26,444)
Other comprehensive loss	—	—	—	—	—	—	(1,398)	(1,398)
Balance at December 31, 2015	57,374,907	57	(821,756)	(1)	286,856	(119,071)	(2,536)	165,305
Common stock issued upon exercise of stock options	324,502	—	—	—	1,806	—	—	1,806
Common stock issued upon vesting of restricted stock units	393,504	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,736	—	—	9,736
Common stock issued under Employee Stock Purchase Plan	183,534	—	—	—	1,092	—	—	1,092
Common stock repurchase	—	—	(1,518,349)	(1)	(9,966)	—	—	(9,967)
Net loss	—	—	—	—	—	(25,873)	—	(25,873)
Other comprehensive loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance at December 31, 2016	58,276,447	$58	(2,340,105)	$(2)	$289,524	$(144,944)	$(6,160)	$138,476

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net loss	$(25,873)	$(26,444)	$(7,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	9,736	11,814	12,306
Depreciation	12,011	12,114	9,071
Impairment on investments	2,600	—	—
Amortization of tenant allowance	(180)	—	—
Amortization of purchased intangibles	6,673	8,040	5,090
Change in fair value of contingent consideration	—	(3,680)	—
Provision for doubtful accounts, net	1,831	2,361	1,843
Deferred income taxes	1,852	14,456	(1,736)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,265)	(1,368)	(1,354)
Prepaid expenses and other current assets	3,845	724	(4,056)
Other assets	196	130	614
Accounts payable	185	(1,916)	(1,528)
Accrued expenses and other current liabilities	2,982	1,193	576
Deferred revenue	13,283	1,869	2,710
Other liabilities	(1,316)	2,538	(515)
Net cash provided by operating activities	24,560	21,831	15,673

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(12,344)	(12,980)	(10,589)
Payments for acquisitions and intangible assets, net of cash acquired	(555)	(150)	(40,871)
Cash held as collateral	1,447	(5,409)	—
Investment in technology licenses	—	—	(3,451)
Net cash used in investing activities	(11,452)	(18,539)	(54,911)

FINANCING ACTIVITIES:
Repurchase of common stock	(9,967)	(4,202)	(12,980)
Excess tax benefit from the exercise of employee stock options	—	797	664
Payments related to contingent consideration	—	(2,883)	—
Proceeds from issuance of common stock in connection with the exercise of options	2,899	4,401	9,314
Net cash used in financing activities	(7,068)	(1,887)	(3,002)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,954)	(1,974)	(294)
CHANGE IN CASH AND CASH EQUIVALENTS	2,086	(569)	(42,534)
CASH AND CASH EQUIVALENTS - Beginning of the year	48,803	49,372	91,906
CASH AND CASH EQUIVALENTS - End of the year	$50,889	$48,803	$49,372

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$424	$1,882	$4,386
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$2,497	$1,926	$964
Leasehold improvements funded by landlord	$1,440	$326	$—
Issuance of 1,627,753 shares of common stock in connection with the acquisition of CAO! on November 7, 2014	$—	$—	$20,121
Contingent earn-out in connection with the acquisition of CAO! recorded in accrued expenses	$—	$—	$4,220
Contingent earn-out in connection with the acquisition of Synchronite recorded in accrued expenses	$—	$—	$1,810
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with an U.S. office in Alpharetta (Georgia), and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Reading (UK), and Tokyo.
LivePerson provides mobile and online business messaging solutions that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers via messaging. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference, and deploy messaging at scale for customer care and sales, instead of demanding that consumers use email or call a 1-800 number.
LiveEngage was designed to securely deploy messaging at scale for brands with tens of millions of customers and many thousands of customer care agents. Key benefits include a sophisticated proactive targeting engine and a robust suite of text and mobile messaging, real-time chat messaging, content delivery, customer sentiment, and cobrowsing offerings that power intelligent digital engagement with consumers. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms.
LivePerson optimizes campaign outcomes for sales and service transaction by combining website visitor data with other historical, behavioral, and operational information to develop insights into each step of a consumer’s journey. LivePerson’s products, coupled with its domain knowledge, industry expertise and consulting services, have been proven to maximize the effectiveness of consumer engagement.
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
Reclassification
For comparability, certain 2014 and 2015 amounts have been reclassified where appropriate, to conform to the financial presentation in 2016.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2016 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company’s customers are located primarily in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2016, 2015 or 2014. No single customer accounted for or exceeded 10% of the Company's total accounts receivable in 2016 and 2015.
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

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2014	$1,165	$1,337	$(1,227)	$1,275
2015	$1,275	$2,361	$(2,452)	$1,184
2016	$1,184	$1,831	$(1,283)	$1,732
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense totaled $12.0 million, $12.1 million, and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company capitalized internal-use software costs of $3.7 million, $2.4 million, and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
The Company evaluates for goodwill impairment annually at September 30th and at the end of the third quarter of 2016, the Company determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test on both the Company's Business and Consumer segments. The Company assessed qualitative facts while summarizing the totality of events and circumstances and considered the extent to which adverse events or circumstances could affect the reporting unit's fair value as well as the consideration of positive and mitigating events and circumstances that would affect the determination of whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount.
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During December 31, 2016, the Company determined certain long-lived assets related to the legacy platform and purchased intangibles of technology licenses to be impaired. The net book value of these assets, of approximately $0.2 million and $2.6 million, was included in restructuring costs and general and administrative expenses, respectively.
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
The Company recognizes monthly service revenue based upon the fee charged for the LivePerson services, provided that there is persuasive evidence of an arrangement, no significant Company obligations remain, collection of the resulting receivable is probable and the amount of fees to be paid is fixed or determinable. The Company’s service agreements typically have 12 month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. When professional service fees add value to the customer on a standalone basis, the Company recognizes professional service fees upon completion of services and customer acceptance. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) best estimated selling price. If a professional services arrangement does not qualify for separate accounting, the Company recognizes the fees, and the related labor costs, ratably over the contracted period.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred. Such costs totaled approximately $10.9 million, $10.7 million, and $9.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Comprehensive Loss
In accordance with ASC 220, Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income (loss), and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive loss for all periods presented is related to the effect of foreign currency translation.
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, "Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-04 to have a material effect on its financial position, results of operations or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" (“ASU 2017-01”). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-01 to have a material effect on its financial position, results of operations or cash flows.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a) income tax consequences; (b) classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its financial position, results of operations or cash flows.
On February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. While the Company is currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company's current minimum commitments under noncancelable operating leases are disclosed in Note 10.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In December 2016, FASB issued guidance to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company's current revenue policy meets five core principles of ASU 2014-09 and the Company currently capitalizes the contract costs over the contracted period also in accordance with ASU 2014-09. The Company is still analyzing the impact of this ASU, but based on the current work to date the Company believes that the current revenue recognition policy currently in place already depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services and as a result the adoption of this ASU is not expected to have a material impact on the Company's financial statements.

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
Diluted net loss per common share for the year ended December 31, 2016 does not include the effect of options to purchase 8,956,932 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2015 does not include the effect of options to purchase 10,345,356 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2014 does not include the effect of options to purchase 10,769,149 shares of common stock awards as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2016	2015	2014
Basic	56,063,777	56,452,408	54,478,754
Effect of assumed exercised options	—	—	—
Diluted	56,063,777	56,452,408	54,478,754

3. Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment facilitates real-time online interactions — chat, voice and content delivery across multiple channels and screens for global corporations of all sizes. The Consumer segment facilitates online transactions between Experts and Users and sells its services to consumers. The chief operating decision-maker evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

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
Summarized financial information by segment for the year ended December 31, 2016, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$183,551	$—	$—	$183,551
Hosted services – Consumer	—	16,258	—	16,258
Professional services	22,970	—	—	22,970
Total revenue	206,521	16,258	—	222,779
Cost of revenue	60,352	2,809	—	63,161
Sales and marketing	82,063	7,466	—	89,529
Amortization of purchased intangibles	3,885	—	—	3,885
Unallocated corporate expenses	—	—	85,613	85,613
Operating income (loss)	$60,221	$5,983	$(85,613)	$(19,409)
Summarized financial information by segment for the year ended December 31, 2015, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$200,576	$—	$—	$200,576
Hosted services – Consumer	—	15,209	—	15,209
Professional services	23,227	—	—	23,227
Total revenue	223,803	15,209	—	239,012
Cost of revenue	67,901	2,409	—	70,310
Sales and marketing	87,975	6,753	—	94,728
Amortization of purchased intangibles	4,873	—	—	4,873
Unallocated corporate expenses	—	—	79,529	79,529
Operating income (loss)	$63,054	$6,047	$(79,529)	$(10,428)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2016	2015	2014
United States	$146,733	$159,539	$138,533
Other Americas (1)	6,818	12,296	10,508
Total Americas	153,551	171,835	149,041
EMEA (2) (4)	50,511	51,548	44,506
APAC (3)	18,717	15,629	16,384
Total revenue	$222,779	$239,012	$209,931
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $35.3 million and $38.2 million for the twelve months ended December 31, 2016 and 2015, respectively.

The following table presents the Company's long-lived assets by geographic region for the years ended (amounts in thousands):

	December 31,
	2016	2015
United States	$93,845	$96,362
Israel	13,940	16,393
Australia	9,496	8,290
Netherlands	7,495	8,285
Other (1)	2,711	2,482
Total long-lived assets	$127,487	$131,812
(1) United Kingdom, Germany, Japan, France, and Italy

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2016	2015
Computer equipment and software	$82,477	$67,631
Furniture, equipment and building improvements	15,027	13,761
	97,504	81,392
Less: accumulated depreciation	(69,107)	(57,263)
Total	$28,397	$24,129
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain co-location assets were longer than the estimated useful lives used for depreciation purposes in the Company's financial statements. As a result, effective August 1, 2016, the Company changed its estimates of the useful lives of its co-location assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the co-location assets that previously averaged three years were increased to an average of four years. The effect of this change in estimate was to reduce depreciation expense and net loss for the twelve months ended

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

4. Property and Equipment - (Continued)

December 31, 2016 by $1.0 million and decrease basic and diluted loss per share by $0.02. Aggregate depreciation expense for property and equipment was $12.0 million, $12.1 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2015	$72,298	$8,024	$80,322
Adjustments to goodwill:
Foreign exchange adjustments	(77)	—	(77)
Balance as of December 31, 2016	$72,221	$8,024	$80,245
The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2014	$72,824	$8,024	$80,848
Adjustments to goodwill:
Foreign exchange adjustments	(526)	—	(526)
Balance as of December 31, 2015	$72,298	$8,024	$80,322
The total accumulated goodwill impairment charges are $23.5 million through December 31, 2016. No impairment was recognized for the years ended December 31, 2016, 2015 and 2014.
Intangible Assets
Intangible assets are summarized as follows (see Note 7) (amounts in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,018	$(19,736)	$8,282	4.7 years
Customer relationships	16,009	(8,857)	7,152	5.8 years
Trade names	1,295	(1,277)	18	2.6 years
Non-compete agreements	1,446	(1,220)	226	1.7 years
Patents	1,180	(376)	804	11.0 years
Other	263	(235)	28	3.0 years
Total	$48,211	$(31,701)	$16,510

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
Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $6.7 million, $8.0 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2017	$4,598
2018	2,550
2019	2,343
2020	2,146
2021	1,945
Thereafter	2,928
Total	$16,510

6. Accrued Liabilities and Other Current Liabilities
The following table presents the detail of accrued liabilities and other current liabilities for the periods presented (amounts in thousands):

	December 31,
	2016	2015
Payroll and other employee related costs	$15,468	$14,107
Professional services, consulting and other vendor fees	15,277	11,745
Unrecognized tax benefits	4,240	3,519
Sales commissions	3,312	4,522
Contingent earn-out (Note 7 and 8)	210	377
Other	1,743	26
Total	$40,250	$34,296

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisitions
Synchronite LLC
On June 2, 2014, the Company acquired Synchronite LLC (“Synchronite”), a German based start-up that provides co-browsing technology. The transaction was accounted for under the purchase method of accounting and, accordingly, the operating results of Synchronite were included in the Company’s consolidated results of operations from the date of acquisition.
The allocation of the total purchase price of approximately $4.1 million was based upon the estimated fair value of Synchronite's net tangible and identifiable intangible assets as of the date of acquisition. The total acquisition costs incurred were approximately $0.4 million and are included in general and administrative expenses in the Company’s consolidated statements of operations. Of the total purchase price, $45,000 was allocated to the net book values of the acquired assets and assumed liabilities. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price includes approximately $2.7 million of goodwill and approximately $1.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $1.8 million of potential earn-out consideration for the shareholders if complete product integration is achieved. The earn-out is payable in shares of LivePerson common stock and cash. The Company recorded the contingent earn-out as part of the purchase price. In accordance with ASC 480, the Company has classified this amount as a liability and the amount is included in accrued expenses in the December 31, 2016 consolidated balance sheet, due to the variable number of shares that will be issued if and when the targets are achieved. During the year ended December 31, 2015, the Company made $1.6 million of payments. The ending balance at December 31, 2016 is $0.2 million. The Company will continue to assess the earn-out calculation in future periods and any future adjustments will affect operating income.
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
The allocation of the total purchase price of approximately $67.0 million, which includes approximately $42.8 million in cash, approximately $20.0 million in shares of common stock and approximately $4.2 million of potential earn-out consideration in cash, was based upon the estimated fair value of CAO!'s net tangible and identifiable intangible assets as of the date of acquisition. The historical carrying amounts of such assets and liabilities approximated their fair values. All receivables acquired are expected to be collectible. The purchase price included approximately $45.1 million of goodwill and approximately $20.4 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The purchase price includes $4.2 million of potential earn-out consideration for the shareholders if certain targeted financial, strategic and integration objectives is achieved. The earn-out is payable in cash. The Company recorded the contingent earn-out as part of the purchase price. During the year ended December 31, 2015, the Company assessed this earn-out and recorded a $3.2 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease in general and administrative expenses. During the year ended December 31, 2016, the Company made cash payments of $0.2 million. There is no remaining liability included in accrued expenses relating to this contingent earn-out as of December 31, 2016.

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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2016 and December 31, 2015, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $4.0 million at December 31, 2016  and $5.4 million at December 31, 2015 is not held in a money market account and is not included in the following table.

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,076	$—	$—	$3,076	$4,059	$—	$—	$4,059
Foreign currency derivative contracts	—	108	—	108	—	102	—	102
Total assets	$3,076	$108	$—	$3,184	$4,059	$102	$—	$4,161

Liabilities:
Contingent earn-out	$—	$—	$210	$210	$—	$—	$377	$377
Foreign currency derivative contracts	—	66	—	66	—	310	—	310
Total liabilities	$—	$66	$210	$276	$—	$310	$377	$687
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
During the twelve months ended December 31, 2015, the contingent earn-out decreased by $4.1 million in connection with the acquisition of CAO! due to both re-measurement to fair value of $3.2 million and cash payments of $0.9 million. The contingent earnout was also decreased by $0.9 million in connection with the Engage acquisition and by $1.6 million in connection with the acquisition of Synchronite due to both re-measurement to fair value and cash payments. During the twelve months ended December 31, 2016, the contingent earnout was decreased by $0.2 million in connection with the acquisition of CAO! due to cash payments. The contingent earn-out amounts are recorded in accrued expense on the consolidated balance sheets as they are payable in 2017. The contingent earn-out relating to Engage was based on the potential earn-out consideration if certain revenue targets are achieved. There was no remaining contingent earn-out in connection with the acquisition of Engage as of December 31, 2016. The contingent earn-out relating to Synchronite is based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. There was $0.2 million of contingent earn-out remaining in connection with the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

acquisition of Synchronite as of December 31, 2016. There was no remaining contingent earn-out in connection with the acquisition of CAO! as of December 31, 2016.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2016	2015
Balance, Beginning of year	$377	$6,940
Cash payment	(167)	(2,883)
Changes in fair value	—	(3,680)
Balance, End of year	$210	$377
Derivative Financial Instruments

The Company is exposed to foreign exchange risks that are managed in part by using derivative financial instruments. Beginning in January 2015, the Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at December 31, 2016 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.

In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $4.0 million at December 31, 2016 and is recorded as cash held as collateral in current assets.

The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of December 31, 2016	As of December 31, 2015
Notional amount of foreign currency derivative contracts	$44,438	$43,431
Fair value of foreign currency derivatives contracts	42	(208)

The fair value of the Company’s derivative instruments is summarized below (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2016	As of December 31, 2015
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$108	102

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$66	310

The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

	Gain (losses) on Derivative Instruments Recognized in Income Statement
	Income Statement Location	December 31, 2016	December 31, 2015
Foreign currency derivatives contracts	Other (Expense) Income, net	$73	(54)

9. Investments
In February 2014, the Company purchased technology licenses and consulting services at fair value from a company in the amount of $3.5 million. The Company received access to this company's patents as well as certain consulting services. During the year ended December 31, 2014, the Company allocated approximately $2.8 million to intangible assets, which is being amortized over the life of the patents. The remaining amount was allocated to other assets. During the year ended December 31, 2016, the Company determined the investment was impaired and wrote off approximately $0.6 million that was allocated to other assets and $2.0 million that represented remaining net book value in intangible assets.

10. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $10.0 million, $9.9 million and $9.5 million, respectively.
Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2017	$8,889
2018	8,239
2019	5,714
2020	1,656
2021	1,258
Thereafter	2,818
Total minimum lease payments	$28,574
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $1.3 million, $1.3 million and $0.9 million of employer matching contributions for the years ended December 31, 2016, 2015 and 2014, respectively.
Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2016.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity
Common Stock
At December 31, 2016, there were 100,000,000 shares of common stock authorized, and 58,276,447 shares issued and outstanding. As of December 31, 2015, there were 100,000,000 shares of common stock authorized, and 57,374,907 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2016 and 2015, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. There were 1,518,349 shares repurchased under this program during 2016 which were recorded in treasury stock at par on the consolidated balance sheets as of December 31, 2016. As of December 31, 2016, approximately $20.1 million remained available for purchase under the program.
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
The per share weighted average fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $3.10, $4.45, and $5.15, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Dividend yield	—%	—%	—%
Risk-free interest rate	1.0% – 1.8%	1.3% – 1.7%	1.5% – 1.7%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	46.8% – 48.2%	47.4% – 49.7%	49.6% – 53.7%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 Stock Incentive Plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2016, approximately 2.4 million shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2016).
Employee Stock Purchase Plan
In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. As of December 31, 2016, approximately 197,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2016).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2013	9,724	$10.86
Granted	3,827	11.04
Exercised	(1,098)	7.10
Cancelled or expired	(1,684)	12.70
Balance outstanding at December 31, 2014	10,769	$10.95	7.01	$38,752
Options vested and expected to vest	9,043	$10.89	6.69	$33,566
Options exercisable at December 31, 2014	4,737	$10.01	5.28	$22,083

Balance outstanding at December 31, 2014	10,769	$10.95
Granted	857	10.06
Exercised	(646)	4.41
Cancelled or expired	(1,837)	12.22
Balance outstanding at December 31, 2015	9,144	$11.05	6.66	$2,117
Options vested and expected to vest	8,356	$11.08	6.49	$2,117
Options exercisable at December 31, 2015	5,401	$10.95	5.60	$2,117

Balance outstanding at December 31, 2015	9,144	$11.05
Granted	635	7.32
Exercised	(325)	5.66
Cancelled or expired	(1,685)	11.49
Balance outstanding at December 31, 2016	7,769	$10.88	6.05	$2,641
Options vested and expected to vest	7,348	$11.00	5.90	$2,529
Options exercisable at December 31, 2016	5,580	$11.31	5.27	$2,347

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity - (continued)

The total fair value of stock options exercised during the years ended December 31, 2016 and 2015 was approximately $1.1 million and $1.7 million, respectively. As of December 31, 2016, there was approximately $7.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.
The following table summarizes information about outstanding and vested stock options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.02	1,006	3.55	$5.04	839	$4.79
$7.04 - $9.24	1,340	7.31	8.51	717	8.93
$9.34 - $10.05	864	7.50	9.79	559	9.77
$10.13 - $10.13	977	7.15	10.13	500	10.13
$10.31 - $12.32	891	5.51	11.21	654	11.46
$12.46 - $13.28	1,115	5.13	13.11	969	13.11
$13.34 - $16.98	1,205	6.23	15.27	971	15.70
$17.88 - $17.88	60	5.43	17.88	60	17.88
$18.09 - $18.09	306	5.57	18.09	306	18.09
$18.24 - $18.24	5	5.58	18.24	5	18.24

	7,769	6.05	$10.88	5,580	$11.31
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2014	—	$—	$—
Awarded	1,257	10.31	—
Released	—	—	—
Forfeited	(55)	10.31	8,110
Non-vested and outstanding at December 31, 2015	1,202	$10.31	$6,220

Balance outstanding at December 31, 2015	1,202	$10.31	$6,220
Awarded	571	6.32	—
Released	(394)	10.31	—
Forfeited	(191)	10.01	—
Non-vested and outstanding at December 31, 2016	1,188	$8.44	$8,968
Expected to vest	903	$8.76	$6,817
RSUs granted to employees generally vest over a four-year period. As of December 31, 2016, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $9.3 million and the weighted-average remaining vesting period was 2.8 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson UK, Engage Australia, Kasamba Israel and LivePerson LTD Israel are “more likely than not” to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and onetime items. During the year ended December 31, 2016, the valuation recorded was $12.1 million.
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2016, the Company had approximately $16.6 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5.1 million of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.
The domestic and foreign components of loss before provision for income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$(40,774)	$(16,362)	$(12,933)
Israel	15,622	2,257	4,614
United Kingdom	2,345	1,564	1,612
Netherlands	3,104	1,919	1,462
Australia	(2,774)	(565)	(513)
Germany	2,085	327	172
Other (1)	453	230	97
	$(19,939)	$(10,630)	$(5,489)
(1) Includes Japan, Italy, and France
No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd. (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2016.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income taxes:
U.S. Federal	$1,829	$(524)	$155
State and local	27	309	186
Foreign	2,226	1,573	3,254
Total current income taxes	4,082	1,358	3,595

Deferred income taxes:
U.S. Federal	841	13,791	(1,194)
State and local	99	876	41
Foreign	912	(211)	(583)
Total deferred income taxes	1,852	14,456	(1,736)
Total provision for income taxes	$5,934	$15,814	$1,859
The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Federal Statutory Rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	3.24%	0.35%	(2.74)%
Non-deductible expenses – ISO	(1.85)%	(8.57)%	(14.68)%
Non-deductible expenses – Other	(0.88)%	(2.20)%	(4.17)%
Foreign tax rate differential	0.89%	(12.41)%	(46.50)%
Change in valuation allowance	(53.55)%	(148.24)%	—%
Return to provision true-up adjustment	(9.22)%	—%	—%
Other	(2.42)%	(11.15)%	0.23%
Total provision for income taxes	(29.79)%	(148.22)%	(33.86)%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below (amounts in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,186	$2,243
Accounts payable and accrued expenses	4,906	5,017
Non-cash compensation	12,541	10,034
Intangibles amortization	6,151	3,826
Allowance for doubtful accounts	447	274
Intangibles related to acquisitions	118	—
Total deferred tax assets	30,349	21,394
Less valuation allowance	(27,881)	(15,820)
Deferred tax assets, net of valuation allowance	2,468	5,574
Deferred tax liabilities:
Plant and equipment	(1,695)	(2,973)
Intangibles related to acquisitions	—	(1,361)
Goodwill amortization and contingent earn-out adjustments	(3,332)	(2,359)
Total deferred tax liabilities	(5,027)	(6,693)
Net deferred (liabilities)/assets	$(2,559)	$(1,119)
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $4.2 million and $3.5 million as of December 31, 2016 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Unrecognized tax benefits balance at January 1	$3,519	$2,320
Gross increase for tax positions of prior years	200	—
Gross increase for tax positions of current years	700	1,199
Decrease due to expiration of statue	(179)	—
Gross unrecognized tax benefits at December 31	$4,240	$3,519
The tax years subject to examination by major tax jurisdictions include the years 2011 and forward for U.S states and New York City, the years 2012 and forward for U.S. Federal, and the years 2012 and forward for certain foreign jurisdictions.
13. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. Discovery in the New York case is in process. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. On March 9, 2017, the Court for the Southern District of New York in the Company's case against [24]7 granted the parties’ joint request to voluntarily transfer the Southern District of New York case to the Northern District of California for consolidation with

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Legal Matters - (Continued)

the referenced California cases. The Company believes the claims filed by [24]7 Customer Inc. are entirely without merit and intends to defend them vigorously.
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
The Company’s restructuring costs relate to wind-down and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential, as well as the termination of a large customer contract. The expense associated with this restructuring was approximately $2.8 million, offset partially by a benefit of approximately $0.4 million due to the cash collection of a previously written off bad debt during the year ended December 31, 2016 and is classified in the consolidated statements of operations as restructuring costs. The expense associated with this restructuring was approximately $3.4 million during the twelve months ended December 31, 2015 and is classified in the consolidated statements of operations as restructuring costs. The restructuring liability was approximately $2.6 million and $1.3 million as of December 31, 2016 and 2015 and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.
The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2016	December 31, 2015
Balance, Beginning of the year	$1,328	$—
Contract termination costs	—	427
Severance and other associated costs	1,585	901
Cash payments	(1,328)	—
Wind down costs of legacy platform	966	—
Balance, End of year	$2,551	$1,328
The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented (amounts in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Contract termination benefit	$(384)	$1,745
Severance and other associated costs	1,585	1,639
Wind down costs of legacy platform	1,168	—
Total restructuring costs	$2,369	$3,384

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
We have audited LivePerson, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LivePerson, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, LivePerson, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LivePerson, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 10, 2017

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2016 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.
The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders (1)	11,988,434	$10.88	2,437,598
Equity compensation plans not approved by stockholders	—	$—	—
Total	11,988,434	$10.88	2,437,598

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

(2)	Excludes securities reflected in column (a). Also see Note 11 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.
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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2017.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2017.

Signature	Title(s)

/s/Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(Principal Executive Officer)

/s/ Daniel R. Murphy	Chief Financial Officer
Daniel R. Murphy	(Principal Financial Officer)

/s/ Peter Block	Director
Peter Block

/s/ Kevin C. Lavan	Director
Kevin C. Lavan

/s/ Jill Layfield	Director
Jill Layfield

/s/ David Vaskevitch	Director
David Vaskevitch

/s/ William G. Wesemann	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description
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