Form 10-Q
period 2017-03-31
LIVEPERSON INC
filed 2017-05-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 3, 2017, 58,444,291 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	March 31, 2017	December 31, 2016
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,759	$50,889
Cash held as collateral	3,978	3,962
Accounts receivable, net of allowance for doubtful accounts of $1,887 and $1,732 as of March 31, 2017 and December 31, 2016, respectively	28,687	31,823
Prepaid expenses and other current assets	8,061	5,477
Total current assets	88,485	92,151
Property and equipment, net	29,057	28,397
Intangibles, net	15,189	16,510
Goodwill	80,278	80,245
Deferred tax assets, net	792	773
Other assets	1,562	1,562
Total assets	$215,363	$219,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,170	$7,288
Accrued expenses and other current liabilities	31,871	40,250
Deferred revenue	33,087	27,145
Total current liabilities	71,128	74,683
Other liabilities	3,044	3,147
Deferred tax liability	3,582	3,332
Total liabilities	77,754	81,162

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	58	58
Additional paid-in capital	290,935	289,524
Treasury stock	(2)	(2)
Accumulated deficit	(150,620)	(144,944)
Accumulated other comprehensive loss	(2,762)	(6,160)
Total stockholders’ equity	137,609	138,476
Total liabilities and stockholders’ equity	$215,363	$219,638

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$50,919	$55,464
Costs and expenses (1) (2)
Cost of revenue (3)	13,781	15,864
Sales and marketing	21,700	22,676
General and administrative	9,692	9,529
Product development	9,958	9,214
Restructuring costs	240	—
Amortization of purchased intangibles	472	924
Total costs and expenses	55,843	58,207
Loss from operations	(4,924)	(2,743)
Other income, net	320	634
Loss before provision for income taxes	(4,604)	(2,109)
Provision for income taxes	1,072	554
Net loss	$(5,676)	$(2,663)

Net loss per share of common stock:
Basic	$(0.10)	$(0.05)
Diluted	$(0.10)	$(0.05)

Weighted-average shares used to compute net loss per share:
Basic	55,975,093	56,386,003
Diluted	55,975,093	56,386,003

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$75	$10
Sales and marketing	654	630
General and administrative	662	852
Product development	522	827

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,765	$2,338
Sales and marketing	381	279
General and administrative	249	399
Product development	398	151

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$959	$697

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(5,676)	$(2,663)
Foreign currency translation adjustment	(3,398)	(1,232)
Comprehensive loss	$(9,074)	$(3,895)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(5,676)	$(2,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,913	2,319
Depreciation	2,793	3,167
Amortization of purchased intangibles	1,431	1,621
Amortization of tenant allowance	(42)	—
Deferred income taxes	(21)	(181)
Provision for doubtful accounts, net	451	385

Changes in operating assets and liabilities:
Accounts receivable	2,686	(205)
Prepaid expenses and other current assets	(2,548)	(2,829)
Other assets	—	(84)
Accounts payable	(1,117)	86
Accrued expenses and other current liabilities	(8,998)	(8,606)
Deferred revenue	5,942	8,031
Other liabilities	84	1,109
Net cash (used in) provided by operating activities	(3,102)	2,150

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(2,729)	(4,529)
Cash held as collateral for foreign exchange forward contracts	(17)	1,440
Payments for acquisitions and intangible assets, net of cash acquired	(98)	—
Net cash used in investing activities	(2,844)	(3,089)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	460	235
Repurchase of common stock	(976)	(3,204)
Net cash used in financing activities	(516)	(2,969)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,332	(339)
CHANGE IN CASH AND CASH EQUIVALENTS	(3,130)	(4,247)
CASH AND CASH EQUIVALENTS - Beginning of the period	50,889	48,803
CASH AND CASH EQUIVALENTS - End of the period	$47,759	$44,556

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$464

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$682	$287
Leasehold improvements funded by landlord	$—	$152

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the Nasdaq Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with a U.S. office in Alpharetta (Georgia) and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Reading (UK), and Tokyo.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2017, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2017.
Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Reclassification
For comparability, certain 2016 amounts have been reclassified, where appropriate, to conform to the financial presentation in 2017.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company adopted this ASU as of the beginning of the first quarter of 2017 and has elected to continue to estimate expected forfeitures over the course of a vesting period. Further, the ASU eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. The adoption of ASU 2016-09 did not have any material impact on the Company’s financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. While the Company is currently assessing the impact ASU 2016-02 will have on the consolidated financial statements, the Company expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of its minimum commitments under non-cancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations. The Company is also currently evaluating the timing of adoption and the impact that the standard will have on its condensed consolidated financial statements and related disclosures. The Company's current minimum commitments under noncancelable operating leases are disclosed in Note 9.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of

ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In December 2016, FASB issued guidance to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company's current revenue policy meets five core principles of ASU 2014-09 and the Company currently capitalizes the contract costs over the contracted period also in accordance with ASU 2014-09. The Company is still analyzing the impact of this ASU, but based on the current work to date the Company believes that the current revenue recognition policy currently in place already depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services and as a result the adoption of this ASU is not expected to have a material impact on the Company's financial statements.

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
Diluted net loss per common share for the three months ended March 31, 2017 does not include the effect of 8,566,220 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three months ended March 31, 2016 does not include the effect of 9,748,493 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended
	March 31,
	2017	2016
Basic	55,975,093	56,386,003
Effect of assumed exercised options	—	—
Diluted	55,975,093	56,386,003

4.	Segment Information
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
Summarized financial information by segment for the three months ended March 31, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$41,493	$—	$—	$41,493
Hosted services – Consumer	—	4,170	—	4,170
Professional services	5,256	—	—	5,256
Total revenue	46,749	4,170	—	50,919
Cost of revenue	12,906	875	—	13,781
Sales and marketing	19,543	2,157	—	21,700
Amortization of purchased intangibles	472	—	—	472
Unallocated corporate expenses	—	—	19,890	19,890
Operating income (loss)	$13,828	$1,138	$(19,890)	$(4,924)

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

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$31,684	$37,790
Other Americas (1)	1,972	1,546
Total Americas	33,656	39,336
EMEA (2) (4)	13,513	11,606
APAC (3)	3,750	4,522
Total revenue	$50,919	$55,464
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $9.0 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	March 31,	December 31,
	2017	2016
United States	$93,973	$93,845
Israel	13,397	13,940
Australia	9,308	9,496
Netherlands	7,372	7,495
Other (1)	2,828	2,711
Total long-lived assets	$126,878	$127,487
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of March 31, 2017 and December 31, 2016.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2016	$72,221	$8,024	$80,245
Adjustments to goodwill:
Foreign exchange adjustment	33	—	33
Balance as of March 31, 2017	$72,254	$8,024	$80,278
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,192	$(20,695)	$7,497	5.3 years
Customer relationships	15,843	(9,226)	6,617	8.0 years
Trade names	1,297	(1,283)	14	2.1 years
Non-compete agreements	1,449	(1,291)	158	2.3 years
Patents	1,277	(402)	875	12.6 years
Other	262	(235)	27	2.7 years
Total	$48,320	$(33,132)	$15,189

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,018	$(19,736)	$8,282	5.3 years
Customer relationships	16,009	(8,857)	7,152	8.0 years
Trade names	1,295	(1,277)	18	2.1 years
Non-compete agreements	1,446	(1,220)	226	2.3 years
Patents	1,180	(376)	804	12.4 years
Other	263	(235)	28	2.7 years
Total	$48,211	$(31,701)	$16,510

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.4 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2017	$3,241
2018	2,565
2019	2,357
2020	2,162
2021	1,953
Thereafter	2,911
Total	$15,189

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2017	December 31, 2016
Computer equipment and software	$85,835	$82,477
Furniture, equipment and building improvements	15,122	15,027
	100,957	97,504
Less: accumulated depreciation	(71,900)	(69,107)
Total	$29,057	$28,397
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain co-location assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements.

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	March 31, 2017	December 31, 2016
Payroll and other employee related costs	$11,354	$15,468
Professional services and consulting and other vendor fees	12,624	15,277
Unrecognized tax benefits	4,454	4,240
Sales commissions	1,787	3,312
Contingent earnout (see Notes 8)	—	210
Other	1,652	1,743
Total	$31,871	$40,250

8.	Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2017 and December 31, 2016, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $4.0 million at March 31, 2017 and December 31, 2016, respectively, is not held in a money market account and is not included in the following table.

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,350	$—	$—	$3,350	$3,076	$—	$—	$3,076
Foreign currency derivative contracts	—	1,750	—	1,750	—	108	—	108
Total assets	$3,350	$1,750	$—	$5,100	$3,076	$108	$—	$3,184

Liabilities:
Contingent earn-outs	$—	$—	$—	$—	$—	$—	$210	$210
Foreign currency derivative contracts	—	4	—	4	—	66	—	66
Total liabilities	$—	$4	$—	$4	$—	$66	$210	$276
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

There is no remaining contingent earn-out as of March 31, 2017. The contingent earn-out related to the acquisition of Synchronite was based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	March 31, 2017	December 31, 2016
Balance, Beginning of Period	$210	$377
Cash payments	(210)	(167)
Balance, End of Period	$—	$210
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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $4.0 million at March 31, 2017 and December 31, 2016, respectively, which is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of March 31, 2017	As of December 31, 2016
Notional amount of foreign currency derivative contracts	$31,959	$44,438
Fair value of foreign currency derivatives contracts	$1,746	$42
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2017	As of December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$1,750	$108
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$4	$66
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended March 31,
	Location	2017	2016
Foreign currency derivatives contracts	Other expense	$175	$481

9.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2017 was approximately $2.3 million. Rental expense for operating leases for the three months ended March 31, 2016 was approximately $2.7 million.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million of employer matching contributions for the three months ended March 31, 2017 and 2016.
Letters of Credit
As of March 31, 2017, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three months ended March 31, 2017.

10.	Stockholders’ Equity
Common Stock
As of March 31, 2017, there were 100,000,000 shares of common stock authorized, and 58,420,922 shares issued and outstanding. As of December 31, 2016, there were 100,000,000 shares of common stock authorized, and 58,276,447 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of March 31, 2017 and December 31, 2016, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. There were 142,000 shares repurchased under this program during the three months ended March 31, 2017, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of March 31, 2017. As of March 31, 2017, approximately $19.2 million remained available for purchase under the program.
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

The per share weighted average fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $2.92 and $2.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2017	2016
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.9%	1.3%
Expected life (in years)	5	5
Historical volatility	47.0%	47.3%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 stock incentive plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000.
The Company's Board of Directors amended and restated the 2009 stock incentive plan, subject to stockholder approval, effective April 30, 2017. The amended and restated plan will, if approved by the Company's stockholders, increase the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2017, approximately 6.8 million shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through March 31, 2017).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. The Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan, subject to stockholder approval, effective April 30, 2017. The amended and restated plan will, if approved by the Company's stockholders, increase the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of March 31, 2017, approximately 1.2 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2017).

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2016	7,769	$10.88
Granted	108	6.80
Exercised	(45)	3.63
Cancelled or expired	(307)	10.92
Balance outstanding at March 31, 2017	7,525	$10.86	5.84	$1,717
Options vested and expected to vest	7,144	$11.00	5.68	$1,682
Options exercisable at March 31, 2017	5,522	$11.38	5.08	$1,630
The total fair value of stock options exercised during the three months ended March 31, 2017 was approximately $0.1 million. On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to account for forfeitures in compensation cost when they occur. As of March 31, 2017, there was approximately $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.
The following table summarizes information about outstanding and vested stock options as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $6.80	754	4.24	$4.57	502	$3.60
$6.97 - $8.48	856	6.69	7.40	378	7.06
$8.50 - $9.34	896	5.87	9.20	729	9.19
$9.44 - $10.05	648	7.20	9.91	428	9.88
$10.13 - $10.13	937	6.98	10.13	475	10.13
$10.31 - $12.32	805	5.60	11.21	640	11.39
$12.46 - $13.28	1,104	4.87	13.11	1,023	13.12
$13.34 - $16.98	1,153	6.05	15.27	975	15.59
$17.88 - $18.09	367	4.60	18.06	367	18.06
$18.24 - $18.24	5	5.33	18.24	5	18.24

	7,525	5.84	$10.86	5,522	$11.38

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2016	1,188	$8.44	$—
Awarded	—	—	—
Released	(62)	10.31	—
Forfeited	(85)	6.78	—
Non-vested and outstanding at March 31, 2017	1,041	$8.43	$7,133
Expected to vest	812	$8.75	$5,564
RSUs granted to employees generally vest over a four-year period. In accordance with ASU 2017-09, as of March 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $8.3 million and the weighted-average remaining vesting period was 2.7 years.

11.	Restructuring
The Company's restructuring costs relate to severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $0.2 million during the three months ended March 31, 2017. The restructuring liability was approximately $1.0 million as of March 31, 2017 and is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The following table present the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	March 31, 2017	December 31, 2016
Balance, Beginning of the year	$2,551	$1,328
Severance and other associated costs	110	1,585
Cash payments	(1,001)	(1,328)
Wind down cost legacy platform	130	966
Balance, End of year	$1,790	$2,551

The following table present the detail of expenses for the Company's restructuring charges for the periods presented (amounts in thousands):

	March 31, 2017	March 31, 2016
Severance and other associated costs	$110	$—
Wind down cost legacy platform	130	—
Total restructuring costs	$240	$—

12.	Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. On March 9, 2017, the Court for the Southern District of New York in the Company's case against [24]7 granted the parties’ joint request to voluntarily transfer the Southern District of New York case to the Northern District of California for consolidation with the referenced California cases. Discovery in all three matters is in progress. The Company believes the claims filed by [24]7 Customer Inc. are entirely without merit and intends to defend them vigorously.
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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.  We are a leading provider of mobile and online business messaging solutions that power digital communication between brands and consumers. LiveEngage, our enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers via messaging. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference, and deploy messaging at scale for customer care and sales, instead of demanding that consumers use email or call a 1-800 number.
LiveEngage was designed to securely deploy messaging at scale for brands with tens of millions of customers and many thousands of customer care agents. Key benefits include a sophisticated proactive targeting engine and a robust suite of text and mobile messaging, real-time chat messaging, content delivery, customer sentiment, and cobrowsing offerings that power intelligent digital engagement with consumers. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms. More than 18,000 businesses, including Adobe, Citibank, HSBC, EE, IBM, L'Oreal, PNC, and The Home Depot employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.

We are organized into two operating segments: Business and Consumer. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine and suite of online and mobile messaging offerings to proactively engage with consumers. The Consumer segment is an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (“Users”).
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online and mobile messaging solutions that facilitate meaningful connection and expert advice. To accomplish this, we are focused on the following current initiatives:

•
Strengthening Our Position in both Existing and New Markets and Growing Our Recurring Revenue Base. LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its installed base. We will continue to focus primarily on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality within both our enterprise and midmarket sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We plan to leverage our new LiveEngage platform to replace a portion of calls traditionally made to 1-800 numbers with text and mobile messaging, and to increase adoption of real-time, compaign-based messaging across our customers' online properties. We intend to collaborate with our large installed customer base to optimize the value and effectiveness that brands derive from our services. We are also focused on strengthening our recurring revenue stream by signing larger, long-term, and more strategic deals.

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

•
Leveraging Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms and in 2016 we integrated LiveEngage with one of the leading mobile search ad extensions, enabling consumers to initiate SMS messaging conversations with brands directly out of their mobile search results. In 2017 we launched LiveEngage for Bots, a platform extension that allows artificial intelligence/bots vendors to integrate their solutions to LiveEngage. We also launched a developer community that enables third parties to develop on top of our platform and products by accessing application programming interfaces.

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

•
International Presence. LivePerson is focused on expanding our international revenue contribution, which increased to 34% of total revenue in 2016, from 33% in 2015, despite approximately $3.5 million of adverse foreign currency exchange impact. LivePerson generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners such as NTT Solco, a subsidiary of telecom firm NTT Docomo and Information Services International-Dentsu, Ltd. (ISID).

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

Key Metrics
Financial overview of the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

•	Total revenue decreased 8% to $50.9 million from $55.5 million.

•	Revenue from our Business segment decreased 10% to $46.7 million from $51.7 million.

•	Gross profit margin increased to 73% from 71%.

•	Cost and expenses decreased 4% to $55.8 million from $58.2 million.

•	Net loss increased to $5.7 million from net loss of $2.7 million.

•	Average annual revenue per enterprise and mid-market customer was greater than $200,000 over the trailing twelve months ended March 31, 2017 and March 31, 2016.

•	Customer renewal rate for enterprise and mid-market customers was 82% over the trailing twelve months ended March 31, 2017 compared to 83% over the trailing twelve months ended December 31, 2016.
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2017		2016
Reconciliation of Adjusted EBITDA
GAAP net loss	$(5,676)		$(2,663)
Amortization of purchased intangibles	1,431		1,621
Stock-based compensation	1,913		2,319
Depreciation	2,793		3,167
Other non-recurring costs	1,824	(1)	384	(3)
Restructuring costs	240	(2)	—
Provision for income taxes	1,072		554
Other income, net	(320)		(634)
Adjusted EBITDA	$3,277		$4,748

(1) Includes litigation costs of $1.8 million for the three months ended March 31, 2017.
(2) Includes severance costs of $0.1 million and wind down costs of legacy platform of $0.1 million for the three months ended March 31, 2017.
(3) Includes litigation costs of $0.4 million for the three months ended March 31, 2016.

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

•	adjusted net (loss) income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net (loss) income does not consider the potentially dilutive impact of restructuring cost;

•	adjusted net (loss) income does not consider the potentially dilutive impact of other non-recurring costs; and

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted net (loss) income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2017		2016
Reconciliation of Adjusted Net Income (5)
Pre-tax GAAP loss (5)	$(4,604)		$(2,109)
Amortization of purchased intangibles	1,431		1,621
Stock-based compensation	1,913		2,319
Other non-recurring costs	1,824	(1)	384	(3)
Restructuring costs	240	(2)	—
Pre-tax adjusted net income	804		2,215
Income tax effect of non-GAAP items	(281)	(4)	(775)	(4) (5)
Adjusted net income	$523		$1,440

(1) Includes litigation costs of $1.8 million for the three months ended March 31, 2017.
(2) Includes severance costs of $0.1 million and wind down costs of legacy platform of $0.1 million for the three months ended March 31, 2017.
(3) Includes litigation costs of $0.4 million for the three months ended March 31, 2016.
(4) Our non-GAAP income tax effect uses a long-term projected tax rate of 35%.
(5) During 2017, we updated the methodology for calculating adjusted net income. In 2016, we incorporated the GAAP tax rate into the calculation, whereas in 2017, we now start the calculation with GAAP pre-tax (loss) income, then add back amortization, stock-based compensation, other non-recurring, restructuring, and then apply a standardized 35% tax rate. The prior period, March 31, 2016, was adjusted to conform to the current period presentation.

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
As of March 31, 2017, there was approximately $5.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.8 years. As of March 31, 2017, there was approximately $8.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2017 and 2016. No individual customer accounted for 10% or more of accounts receivable as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, our allowance for doubtful accounts increased by $0.2 million primarily due to analysis of the accounts receivable aging.
A large portion of our receivables are due from larger corporate customers that typically have longer payment cycles.

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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including:(a) income tax consequences; (b) classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2017 and have elected to continue to estimate expected forfeitures over the course of a vesting period. Further, the ASU eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. The adoption of ASU 2016-09 did not have any material impact on our financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. We are also currently evaluating the timing of adoption and the impact that the standard will have on our condensed consolidated financial statements and related disclosures. Our current minimum commitments under noncancelable operating leases are disclosed in Note 9.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In December 2016, FASB issued guidance to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The current revenue policy meets five core principles of ASU 2014-09 and we currently capitalize the contract costs over the contracted period also in accordance with ASU 2014-09. We are still analyzing the impact of this new ASU, but based on our work to date we believe that the current revenue recognition policy currently in place already depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services and as a result the adoption of this ASU is not expected to have a material impact on our financial statements.

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
Revenue from our Business segment accounted for 92% of total revenue for the three months ended March 31, 2017 and 93% of total revenue for the three months ended March 31, 2016. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three months ended March 31, 2017, and 89% for the three months ended March 31, 2016. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three months ended March 31, 2017 and 7% of total revenue for the three months ended March 31, 2016.
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
Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, online marketing, allocated occupancy costs and related overhead, advertising, marketing events, sales commissions, public relations, promotional materials, travel expenses and trade show exhibit expenses.
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
During the three months ended March 31, 2017, our allowance for doubtful accounts increased by $0.2 million to approximately $1.9 million primarily due to analysis of the accounts receivable aging. During 2016, we increased our allowance for doubtful accounts by $1.2 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock-based compensation expense	$1,913	$2,319

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
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Revenue by Segment:
Business	$46,749	$51,698	(10)%
Consumer	4,170	3,766	11%
Total	$50,919	$55,464	(8)%
Business revenue decreased by 10% to $46.7 million in the three months ended March 31, 2017, from $51.7 million in the comparable period in 2016. The decrease is primarily attributable to the decrease in revenue from existing customers by approximately $7.6 million, and a decrease in revenue that is variable based on pay for performance, and interactions and usage of approximately $1.3 million; offset in part by the increase of revenue from new customers and professional services of approximately $3.8 million. Overall decrease in business revenue is primarily attributable to our focus on migration of current customers from our old platform to our new LiveEngage platform instead of selling to new customers or expanding our services to existing customers in 2016, which has a carry-over effect in 2017. In addition, the majority of customers have been notified for end of life on the legacy offering in 2017, and not every legacy customer has elected to move to LiveEngage. As of December 31, 2016, approximately 7% of customers and less than 20% of revenue remained on legacy. As of January 1, 2017 our focus shifted back to selling and expanding our base of messaging customers.
Consumer revenue increased by 11% to $4.2 million in the three months ended March 31, 2017, from $3.8 million in the comparable period in 2016. The variance is driven by an increase in price per minute, which was partially offset by a decrease in chat minutes along with a decrease in fees charged by experts.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Cost of revenue - business	$12,906	$15,238	(15)%
Percentage of total revenue	25%	27%
Headcount (at period end):	234	291	(20)%

Cost of revenue decreased by 15% to $12.9 million in the three months ended March 31, 2017, from $15.2 million in the comparable period in 2016. This decrease in expense is primarily attributable to decreases in total compensation and related costs for customer service and network operations personnel of approximately $1.2 million, outside labor provider fees and other business services of approximately $0.4 million, and depreciation and amortization by $0.4 million.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Cost of revenue - consumer	$875	$626	40%
Percentage of total revenue	2%	1%
Headcount (at period end)	18	19	(5)%
Cost of revenue increased by 40% to $0.9 million in the three months ended March 31, 2017, from $0.6 million in the comparable period in 2016. This increase in expense is primarily due to increases in depreciation of approximately $0.1 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Sales and marketing - business	$19,543	$21,013	(7)%
Percentage of total revenue	38%	38%
Headcount (at period end):	294	325	(10)%
Sales and marketing expenses decreased by 7% to $19.5 million in the three months ended March 31, 2017, from $21.0 million in the comparable period in 2016. The decrease was primarily due to advertising expense of approximately $1.1 million and a decrease in compensation and related costs for sales and marketing personnel of approximately $0.8 million directly related to a decrease in headcount as result of our increased focus on strengthening our profitability as the scalability of our operating model and recent investments materialize. This was partially offset by an increase in outsourced labor and other business services of approximately $0.4 million.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Sales and marketing - consumer	$2,157	$1,663	30%
Percentage of total revenue	4%	3%
Headcount (at period end):	12	12	—%
Sales and marketing expenses increased by 30% to $2.2 million in the three months ended March 31, 2017 from $1.7 million to the comparable period in 2016. The increase was primarily attributable to adverting expense of approximately $0.5 million.

General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
General and administrative	$9,692	$9,529	2%
Percentage of total revenue	19%	17%
Headcount (at period end):	112	119	(6)%
General and administrative expenses increased by 2% to $9.7 million in the three months ended March 31, 2017 from $9.5 million in the comparable period in 2016. This increase is primarily attributable to an increase in one time litigation costs of approximately $1.4 million and an increase in information technology, allocated overhead, and other general corporate expenses in the amount of approximately $0.2 million. This is partially offset by decreases in outsourced labor and other business services of approximately $1.0 million, total compensation and related employee expenses of approximately $0.2 million, and depreciation and amortization of $0.1 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Product development	$9,958	$9,214	8%
Percentage of total revenue	20%	17%
Headcount (at period end):	304	255	19%
Product development costs increased by 8% to $10.0 million in the three months ended March 31, 2017, from $9.2 million in the comparable period in 2016.  This variance relates to increases in backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.3 million, total compensation, outside labor, and associated costs for existing product development personnel of approximately $0.2 million, and depreciation of approximately $0.2 million.
Restructuring Costs
Restructuring costs consist of termination costs associated with a large customer contract that ended, as well as re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Restructuring costs	$240	$—	—%
Percentage of total revenue	—%	—%
Restructuring costs incurred during the three months ended March 31, 2017 amounted to approximately $0.2 million. This consisted primarily of severance and wind down of our legacy platform.

Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Amortization of purchased intangibles	$472	$924	(49)%
Percentage of total revenues	1%	2%
Amortization expense for purchased intangibles decreased by 49% to $0.5 million in the three months ended March 31, 2017 from $0.9 million in the comparable period in 2016. The decrease is primarily attributable to the full amortization of Engage technology intangible and the write off of certain intangible assets that we purchased in February 2014, along with continued amortization of our 2014 acquisitions of CAO!, Synchronite, and our investments in technology licenses.
Additional amortization expense in the amount of $1.0 million and $0.7 million is included in cost of revenue for the three months ended March 31, 2017 and 2016, respectively.
Other Income, net
Other income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Other income, net	$320	$634	(50)%
The variance in other income in the three months ended March 31, 2017 from the comparable period in 2016 is attributable to a decrease in financial income from currency exchange and hedging of approximately $0.3 million.
Provision For Income Taxes

	Three Months Ended March 31,
	2017	2016	% Change
	($ in thousands)
Provision for income taxes	$1,072	$554	94%
Income tax expense increased $0.5 million resulting in a tax expenses of approximately $1.1 million for the three months ended March 31, 2017, compared to $0.6 million for the comparable period in 2016. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $5.7 million for the three months ended March 31, 2017 compared to a net loss of $2.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, revenue decreased by approximately $4.5 million, operating expenses decreased by $2.4 million, and provision for income taxes increased by $0.5 million, contributing to an increase in net loss of $3.0 million.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(3,102)	$2,150
Cash flows used in investing activities	(2,844)	(3,089)
Cash flows used in financing activities	(516)	(2,969)
As of March 31, 2017, we had approximately $47.8 million in cash and cash equivalents, a decrease of approximately $3.1 million from December 31, 2016. The decrease is primarily attributable decreases in net cash provided by operating activities, relating to accrued expenses, accounts receivable, and deferred revenue, and net cash used in investing activities relating to purchases of fixed assets related to the build-out of our co-location facility.
Net cash (used in) operating activities was $3.1 million for the three months ended March 31, 2017 and consisted primarily of net loss, increases in prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses . This was partially offset by non-cash expenses related to ASC 718-10, depreciation, stock compensation, and amortization of purchased intangibles, decreases in accounts receivable, and increases in deferred revenue. Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2016 and consisted primarily of net loss, non-cash expenses related to ASC 718-10, amortization of purchased intangibles and depreciation, an increase in deferred revenue and increases in prepaid expenses and current assets and accrued expenses.
Net cash used in investing activities was $2.8 million in the three months ended March 31, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities. Net cash used in investing activities was $3.1 million in the three months ended March 31, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities and restricted cash associated with foreign currency forward contracts.
Net cash used in financing activities was $0.5 million and $3.0 million in the three months ended March 31, 2017 and 2016, respectively, and consisted primarily of the repurchase of our common stock, partially offset by issuance of common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2017, we had an accumulated deficit of approximately $150.6 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2017 was approximately $2.3 million . Rental expense for operating leases for the three months ended March 31, 2016 was approximately $2.7 million.
As of March 31, 2017, our principal commitments were approximately $26.1 million under various operating leases, of which approximately $6.4 million is due in 2017. We currently expect that our principal commitments for the year ending December 31, 2017 will not exceed $10.0 million in the aggregate.

Our contractual obligations at March 31, 2017 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$26,057	$8,431	$12,307	$3,205	$2,114
Total	$26,057	$8,431	$12,307	$3,205	$2,114
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three months ended March 31, 2017, the U.S. dollar depreciated by approximately 5% as compared to the NIS. During the three months ended March 31, 2017, expenses generated by our Israeli operations totaled approximately $15.2 million. During 2017, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2017, our allowance for doubtful accounts increased by $0.2 million to approximately $1.9 million primarily due to analysis of the accounts receivable aging. During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million primarily due to analysis of the accounts receivable aging. A larger proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On January 5, 2016, the two California cases were consolidated for all pre-trial purposes. On March 9, 2017, the Court for the Southern District of New York in our case against [24]7 granted the parties’ joint request to voluntarily transfer the Southern District of New York case to the Northern District of California for consolidation with the referenced California cases. Discovery in all three matters is in progress. We believe the claims filed by [24]7 Customer Inc. are entirely without merit and intend to defend them vigorously.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended March 31, 2017 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$20,136,441
1/1/2017 – 1/31/2017	—	$—	—	20,136,441
2/1/2017 – 2/28/2017	—	—	—	20,136,441
3/1/2017 – 3/31/2017	142,000	6.88	142,000	19,159,706
Total	142,000	$6.88	142,000	$19,159,706

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, our Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. As of March 31, 2017, approximately $19.2 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	May 10, 2017	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 10, 2017	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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