Form 10-Q
period 2017-06-30
LIVEPERSON INC
filed 2017-07-28
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 24, 2017, 58,900,434 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	June 30, 2017	December 31, 2016
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,365	$50,889
Cash held as collateral	3,757	3,962
Accounts receivable, net of allowance for doubtful accounts of $1,993 and $1,732 as of June 30, 2017 and December 31, 2016, respectively	24,854	31,823
Prepaid expenses and other current assets	9,344	5,477
Total current assets	92,320	92,151
Property and equipment, net	29,690	28,397
Intangibles, net	13,951	16,510
Goodwill	80,423	80,245
Deferred tax assets	786	773
Other assets	1,593	1,562
Total assets	$218,763	$219,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,448	$7,288
Accrued expenses and other current liabilities	36,981	40,250
Deferred revenue	36,621	27,145
Total current liabilities	77,050	74,683
Other liabilities	2,951	3,147
Deferred tax liability	3,832	3,332
Total liabilities	83,833	81,162

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	59	58
Additional paid-in capital	294,569	289,524
Treasury stock	(3)	(2)
Accumulated deficit	(158,153)	(144,944)
Accumulated other comprehensive loss	(1,542)	(6,160)
Total stockholders’ equity	134,930	138,476
Total liabilities and stockholders’ equity	$218,763	$219,638

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$54,074	$56,679	$104,993	$112,144
Costs and expenses (1) (2)
Cost of revenue (3)	15,134	17,508	28,915	33,372
Sales and marketing	23,392	23,088	45,092	45,764
General and administrative	10,437	10,161	20,130	19,690
Product development	9,326	10,719	19,285	19,933
Restructuring costs	2,076	—	2,315	—
Amortization of purchased intangibles	470	1,017	942	1,941
Total costs and expenses	60,835	62,493	116,679	120,700
Loss from operations	(6,761)	(5,814)	(11,686)	(8,556)
Other (expense) income, net	(99)	(646)	221	(12)
Loss before provision for income taxes	(6,860)	(6,460)	(11,465)	(8,568)
Provision for income taxes	673	1,306	1,744	1,861
Net loss	$(7,533)	$(7,766)	$(13,209)	$(10,429)

Net loss per share of common stock:
Basic	$(0.13)	$(0.14)	$(0.24)	$(0.19)
Diluted	$(0.13)	$(0.14)	$(0.24)	$(0.19)

Weighted-average shares used to compute net loss per share:
Basic	55,954,158	55,965,525	55,964,568	56,174,603
Diluted	55,954,158	55,965,525	55,964,568	56,174,603

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$117	$211	$193	$221
Sales and marketing	754	804	1,408	1,434
General and administrative	774	941	1,436	1,793
Product development	702	1,070	1,223	1,897

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,870	$2,374	$3,635	$4,712
Sales and marketing	408	521	789	800
General and administrative	340	382	590	780
Product development	427	351	824	502

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$959	$697	$1,918	$1,394

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(7,533)	$(7,766)	$(13,209)	$(10,429)
Foreign currency translation adjustment	(1,220)	(1,266)	(4,618)	(2,498)
Comprehensive loss	$(8,753)	$(9,032)	$(17,827)	$(12,927)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(13,209)	$(10,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	4,260	5,345
Depreciation	5,838	6,794
Amortization of purchased intangibles	2,860	3,335
Amortization of tenant allowance	(83)	—
Deferred income taxes	(13)	144
Provision for doubtful accounts, net	958	707

Changes in operating assets and liabilities:
Accounts receivable	6,011	1,032
Prepaid expenses and other current assets	(3,864)	(2,762)
Other assets	(31)	(6)
Accounts payable	(3,881)	(1,056)
Accrued expenses and other current liabilities	(3,204)	(5,101)
Deferred revenue	9,477	15,593
Other liabilities	245	1,166
Net cash provided by operating activities	5,364	14,762

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(7,011)	(6,646)
Cash held as collateral for foreign exchange forward contracts	205	1,448
Payments for acquisitions and intangible assets, net of cash acquired	(239)	—
Net cash used in investing activities	(7,045)	(5,198)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	2,588	655
Repurchase of common stock	(1,781)	(4,571)
Net cash provided by (used in) financing activities	807	(3,916)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,350	(2,125)
CHANGE IN CASH AND CASH EQUIVALENTS	3,476	3,523
CASH AND CASH EQUIVALENTS - Beginning of the period	50,889	48,803
CASH AND CASH EQUIVALENTS - End of the period	$54,365	$52,326

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$659	$923

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$41	$187
Leasehold improvements funded by landlord	$—	$144

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
LivePerson provides mobile and online business messaging solutions that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers via messaging. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference by deploying messaging at scale for customer care and sales as an alternative to email or to calling a contact center.
LiveEngage is designed to securely deploy messaging at scale for brands with tens of millions of customers and many thousands of customer care agents. Key benefits include a sophisticated proactive targeting engine and a robust suite of text and mobile messaging, real-time chat messaging, content delivery, customer sentiment, and cobrowsing offerings that power intelligent digital engagement with consumers. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms.
LivePerson optimizes campaign outcomes for sales and service transactions by combining website visitor data with other historical, behavioral, and operational information to develop insights into each step of a consumer’s journey. LivePerson’s products, coupled with its domain knowledge, industry expertise and consulting services, have been proven to maximize the effectiveness of consumer engagement.
The Company’s primary revenue source is from the sale of LivePerson services to businesses of all sizes. The Company also offers an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (“Users”).
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2017, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods is unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements at that date.
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

Recently Issued Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (“ASU 2017-09”). This update clarifies and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. ASU 2017-09 is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In January 2017, FASB issued Accounting Standards Update No. 2017-04, "Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-04 to have a material effect on its financial position, results of operations or cash flows.
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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In December 2016, FASB issued guidance to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company currently capitalizes the contract costs over the contracted period. The Company is still analyzing the impact of this ASU as we are currently in the process of analyzing all of our revenue streams, but based on the current work to date, the Company believes that the current revenue recognition policy currently in place already depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services and as a result the adoption of this ASU is not expected to have a material impact on the Company's financial statements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, full retrospective method, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application, modified retrospective method. The Company plans to adopt the standard using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2018.

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
Diluted net loss per common share for the three and six months ended June 30, 2017 does not include the effect of 9,423,000 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2016 does not include the effect of 9,156,278 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic	55,954,158	55,965,525	55,964,568	56,174,603
Effect of assumed exercised options	—	—	—	—
Diluted	55,954,158	55,965,525	55,964,568	56,174,603

4.	Segment Information
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

Summarized financial information by segment for the three months ended June 30, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$43,927	$—	$—	$43,927
Hosted services – Consumer	—	4,460	—	4,460
Professional services	5,687	—	—	5,687
Total revenue	49,614	4,460	—	54,074
Cost of revenue	14,206	928	—	15,134
Sales and marketing	21,242	2,150	—	23,392
Amortization of purchased intangibles	470	—	—	470
Unallocated corporate expenses	—	—	21,839	21,839
Operating income (loss)	$13,696	$1,382	$(21,839)	$(6,761)
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
Summarized financial information by segment for the six months ended June 30, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$85,420	$—	$—	$85,420
Hosted services – Consumer	—	8,630	—	8,630
Professional services	10,943	—	—	10,943
Total revenue	96,363	8,630	—	104,993
Cost of revenue	27,112	1,803	—	28,915
Sales and marketing	40,785	4,307	—	45,092
Amortization of purchased intangibles	942	—	—	942
Unallocated corporate expenses	—	—	41,730	41,730
Operating income (loss)	$27,524	$2,520	$(41,730)	$(11,686)

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

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$34,078	$38,272	$65,763	$76,063
Other Americas (1)	1,968	1,546	3,940	3,092
Total Americas	36,047	39,818	69,703	79,155
EMEA (2) (4)	13,953	12,274	27,465	23,880
APAC (3)	4,075	4,587	7,825	9,109
Total revenue	$54,074	$56,679	$104,993	$112,144
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $9.1 million and $8.2 million for three months ended and $18.2 million and $16.3 million for the six months ended June 30, 2017 and 2016, respectively.

The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	June 30,	December 31,
	2017	2016
United States	$94,524	$93,845
Israel	12,703	13,940
Australia	9,254	9,496
Netherlands	7,523	7,495
Other (1)	2,439	2,711
Total long-lived assets	$126,443	$127,487
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2017 and December 31, 2016.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2016	$72,221	$8,024	$80,245
Adjustments to goodwill:
Foreign exchange adjustment	178	—	178
Balance as of June 30, 2017	$72,399	$8,024	$80,423
Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,232	$(21,652)	$6,580	5.3 years
Customer relationships	15,851	(9,596)	6,255	8.0 years
Trade names	1,299	(1,287)	12	2.1 years
Non-compete agreements	1,449	(1,360)	89	2.3 years
Patents	1,419	(431)	988	12.8 years
Other	262	(235)	27	2.7 years
Total	$48,512	$(34,561)	$13,951

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,018	$(19,736)	$8,282	5.3 years
Customer relationships	16,009	(8,857)	7,152	8.0 years
Trade names	1,295	(1,277)	18	2.1 years
Non-compete agreements	1,446	(1,220)	226	2.3 years
Patents	1,180	(376)	804	12.4 years
Other	263	(235)	28	2.7 years
Total	$48,211	$(31,701)	$16,510

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.4 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively. Aggregate amortization expense for intangible assets was $2.9 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. For the three and six months ended June 30, 2017 and 2016, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2017	$1,823
2018	2,583
2019	2,374
2020	2,179
2021	1,969
Thereafter	3,023
Total	$13,951

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	June 30, 2017	December 31, 2016
Computer equipment and software	$89,527	$82,477
Furniture, equipment and building improvements	15,108	15,027
	104,635	97,504
Less: accumulated depreciation	(74,945)	(69,107)
Total	$29,690	$28,397
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain co-location assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements.

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	June 30, 2017	December 31, 2016
Payroll and other employee related costs	$12,026	$15,468
Professional services and consulting and other vendor fees	15,132	15,277
Unrecognized tax benefits	4,626	4,240
Sales commissions	1,274	3,312
Contingent earnout (see Note 8)	—	210
Other	3,923	1,743
Total	$36,981	$40,250

8.	Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2017 and December 31, 2016, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $3.8 million at June 30, 2017 and $4.0 million at December 31, 2016 is not held in a money market account and is not included in the following table.

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,084	$—	$—	$3,084	$3,076	$—	$—	$3,076
Foreign currency derivative contracts	—	2,020	—	2,020	—	108	—	108
Total assets	$3,084	$2,020	$—	$5,104	$3,076	$108	$—	$3,184

Liabilities:
Contingent earn-outs	$—	$—	$—	$—	$—	$—	$210	$210
Foreign currency derivative contracts	—	2	—	2	—	66	—	66
Total liabilities	$—	$2	$—	$2	$—	$66	$210	$276
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

There is no remaining contingent earn-out as of June 30, 2017. The contingent earn-out related to the acquisition of Synchronite was based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	June 30, 2017	December 31, 2016
Balance, Beginning of Period	$210	$377
Cash payments	(210)	(167)
Balance, End of Period	$—	$210
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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $3.8 million at June 30, 2017 and $4.0 million at December 31, 2016, which is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of June 30, 2017	As of December 31, 2016
Notional amount of foreign currency derivative contracts	$22,363	$44,438
Fair value of foreign currency derivatives contracts	$2,018	$42
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2017	As of December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$2,020	$108
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$2	$66
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2017	2016	2017	2016
Foreign currency derivatives contracts	Other expense	$38	$(393)	$213	$88

9.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2017 was approximately $2.3 million and $4.6 million, respectively. Rental expense for operating leases for the three and six months ended June 30, 2016 was approximately $2.6 million and $5.3 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million and $0.8 million of employer matching contributions for the three and six months ended June 30, 2017. Salaries and related expenses include $0.3 million and $0.7 million of employer matching contributions for the three and six months ended June 30, 2016.
Letters of Credit
As of June 30, 2017, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three and six months ended June 30, 2017.

10.	Stockholders’ Equity
Common Stock
As of June 30, 2017, there were 100,000,000 shares of common stock authorized, and 58,763,919 shares issued and outstanding. As of December 31, 2016, there were 100,000,000 shares of common stock authorized, and 58,276,447 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of June 30, 2017 and December 31, 2016, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. There were 247,430 shares repurchased under this program during the six months ended June 30, 2017, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of June 30, 2017. As of June 30, 2017, approximately $18.4 million remained available for purchase under the program.
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

The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2017 was $3.55 and $3.50, respectively. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2016 was $3.03 and $3.00, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7% - 1.9%	1.0% - 1.4%	1.7% - 1.9%	1.0% - 1.4%
Expected life (in years)	5	5	5	5
Historical volatility	46.6% - 47.6%	47.7% - 48.2%	46.6% - 47.6%	47.3% - 48.2%
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
The Company established the 2009 Stock Incentive Plan (as amended and restated, the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 Plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000.
Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of June 30, 2017, approximately 5.4 million shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through June 30, 2017).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of June 30, 2017, approximately 1.1 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2017).

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2016	7,769	$10.88
Granted	1,420	8.18
Exercised	(280)	6.92
Cancelled or expired	(533)	11.57
Balance outstanding at June 30, 2017	8,376	$10.51	6.07	$13,799
Options vested and expected to vest	7,660	$10.73	5.76	$11,732
Options exercisable at June 30, 2017	5,608	$11.27	4.76	$7,585
The total fair value of stock options exercised during the six months ended June 30, 2017 was approximately $1.0 million. On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to continue to estimate forfeitures over the course of a vesting period. As of June 30, 2017, there was approximately $8.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.
The following table summarizes information about outstanding and vested stock options as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.02	932	3.96	$5.22	714	$4.81
$7.04 - $7.45	393	7.38	7.26	217	7.19
$7.60 - $7.60	884	9.85	7.60	—	—
$7.95 - $9.24	848	6.28	8.97	556	9.13
$9.34 - $10.05	990	7.33	9.75	515	9.77
$10.13 - $10.13	879	5.95	10.13	686	10.13
$10.31 - $12.32	925	5.91	11.12	623	11.39
$12.46 - $13.28	1,077	4.25	13.11	1,025	13.11
$13.34 - $16.98	1,127	5.54	15.28	951	15.60
$17.88 - $18.24	321	4.64	18.05	321	18.05

	8,376	6.07	$10.51	5,608	$11.27

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2016	1,188	$8.44	$—
Awarded	299	7.60	—
Released	(232)	8.27	—
Forfeited	(208)	8.51	—
Non-vested and outstanding at June 30, 2017	1,047	$8.21	$11,544
Expected to vest	771	$8.49	$8,484
RSUs granted to employees generally vest over a four-year period. In accordance with ASU 2017-09, as of June 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $8.6 million and the weighted-average remaining vesting period was 2.8 years.

11.	Restructuring
The Company's restructuring costs related to the wind down of our legacy platform and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $2.1 million and $2.3 million during the three and six months ended June 30, 2017, respectively. The restructuring liability was approximately $3.2 million as of June 30, 2017 and $2.6 million as of December 31, 2016. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	June 30, 2017	December 31, 2016
Balance, Beginning of the year	$2,551	$1,328
Severance and other associated costs	399	1,585
Cash payments	(1,625)	(1,328)
Wind down cost legacy platform	1,916	966
Balance, End of year	$3,241	$2,551

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended June 30, 2017 (amounts in thousands):

	June 30, 2017	June 30, 2016
Severance and other associated costs	$289	$—
Wind down cost legacy platform	1,787	—
Total restructuring costs	$2,076	$—

The following table presents the detail of expenses for the Company's restructuring charges for the six months ended June 30, 2017 (amounts in thousands):

	June 30, 2017	June 30, 2016
Severance and other associated costs	$399	$—
Wind down cost legacy platform	1,916	—
Total restructuring costs	$2,315	$—

12.	Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent Court rulings in the Company’s favor have invalidated multiple [24]7 patents that were asserted in the patent cases.  Trial for the Company’s intellectual proper and other claims asserted against [24]7 in the original litigation is currently set for November 26, 2018.  The Company believes the claims filed by [24]7 are without merit and intends to defend them vigorously.
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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.  We are a leading provider of mobile and online business messaging solutions that power digital communication between brands and consumers. LiveEngage, our enterprise-class, cloud-based platform, enables businesses to create a meaningful connection with consumers via messaging. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference by deploying messaging at scale for customer care and sales as an alternative to email or to calling a contact center.
LiveEngage is designed to securely deploy messaging at scale for brands with tens of millions of customers and many thousands of customer care agents. Key benefits include a sophisticated proactive targeting engine and a robust suite of text and mobile messaging, real-time chat messaging, content delivery, customer sentiment, and cobrowsing offerings that power intelligent digital engagement with consumers. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, social media and third-party consumer messaging platforms. More than 18,000 businesses, including Adobe, Citibank, HSBC, EE, IBM, L'Oreal, PNC, and The Home Depot employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.

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

•
Leveraging Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015 we integrated LiveEngage with one of the leading consumer messaging platforms and in 2016 we integrated LiveEngage with one of the leading mobile search ad extensions, enabling consumers to initiate SMS messaging conversations with brands directly out of their mobile search results. In 2017, we launched LiveEngage for Bots, a platform extension that allows artificial intelligence/bots vendors to integrate their solutions to LiveEngage. We also launched a developer community that enables third parties to develop on top of our platform and products by accessing application programming interfaces.

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

Key Metrics
Financial overview of the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

•	Total revenue decreased 5% to $54.1 million from $56.7 million.

•	Revenue from our Business segment decreased 5% to $49.6 million from $52.4 million.

•	Gross profit margin increased to 72% from 69%.

•	Cost and expenses decreased 3% to $60.8 million from $62.5 million.

•	Net loss decreased to $7.5 million from net loss of $7.8 million.

•	Average annual revenue per enterprise and mid-market customer was approximately $205,000 over the trailing twelve months ended June 30, 2017, in line with the trailing twelve months of June 30, 2016.

•
The dollar retention rate for full service customers on LiveEngage was greater than 100% over the trailing twelve months ended June 30, 2017 in line with the trailing twelve months ended March 31, 2017.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Reconciliation of Adjusted EBITDA
GAAP net loss	$(7,533)		$(7,766)		$(13,209)		$(10,429)
Amortization of purchased intangibles	1,429		1,714		2,860		3,335
Stock-based compensation	2,347		3,026		4,260		5,345
Depreciation	3,045		3,628		5,838		6,794
Other non-recurring costs	1,534	(1)	2,054	(3)	3,358	(1)	2,438	(5)
Restructuring costs	2,075	(2)	—		2,315	(4)	—
Provision for income taxes	673		1,306		1,744		1,861
Other income, net	99		646		(221)		12
Adjusted EBITDA	$3,669		$4,608		$6,945		$9,356

(1) Includes litigation costs of $1.5 million and $3.4 million for the three and six months ended June 30, 2017, respectively.
(2) Includes wind down costs of legacy platform of $1.8 million and severance costs of $0.3 million for the three months ended June 30, 2017.
(3) Includes litigation costs of $1.6 million and severance costs of $0.5 million for the three months ended June 30, 2016.
(4) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the six months ended June 30, 2017.
(5) Includes litigation costs of $1.9 million and severance costs of $0.5 million for the six months ended June 30, 2016.
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

Because of these limitations, you should consider adjusted net (loss) income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Reconciliation of Adjusted Net Income (7)
Pre-tax GAAP loss (7)	$(6,860)		$(6,460)		$(11,465)		$(8,568)
Amortization of purchased intangibles	1,429		1,714		2,860		3,335
Stock-based compensation	2,347		3,026		4,260		5,345
Other non-recurring costs	1,534	(1)	2,404	(3)	3,358	(1)	2,788	(5)
Restructuring costs	2,075	(2)	—		2,315	(4)	—
Pre-tax adjusted net income	525		684		1,328		2,900
Income tax effect of non-GAAP items	(184)	(6)	(239)	(6) (7)	(465)	(6)	(1,015)	(7)
Adjusted net income	$341		$445		$863		$1,885

(1) Includes litigation costs of $1.5 million and $3.4 million for the three and six months ended June 30, 2017, respectively.
(2) Includes wind down costs of legacy platform of $1.8 million and severance costs of $0.3 million for the three months ended June 30, 2017.
(3) Includes litigation costs of $1.6 million, write off of office facility depreciation of $0.3 million and severance costs of $0.5 million for the three months ended June 30, 2016.
(4) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the six months ended June 30, 2017.
(5) Includes litigation costs of $1.9 million, write off of office facility depreciation of $0.3 million and severance costs of $0.5 million for the six months ended June 30, 2016.
(6) Our non-GAAP income tax effect uses a long-term projected tax rate of 35%.
(7) During 2017, the Company updated the methodology for calculating adjusted net income. In 2016, the Company incorporated the GAAP tax rate into the calculation, whereas in 2017, the Company now starts the calculation with GAAP pre-tax (loss) income, then adds back amortization, stock-based compensation, other non-recurring, restructuring, and then applies a standardized 35% tax rate. The prior period, June 30, 2016, was adjusted to conform to the current period presentation.

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
As of June 30, 2017, there was approximately $8.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2017, there was approximately $8.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the six months ended June 30, 2017 and 2016. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2017 and December 31, 2016.
A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. During the six months ended June 30, 2017, our allowance for doubtful accounts increased by $0.3 million. During 2016, we increased our allowance for doubtful accounts by $1.2 million to approximately $1.7 million.

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
Recently Issued Accounting Standards
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (“ASU 2017-09”). This update clarifies and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. ASU 2017-09 is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In March 2016, the FASB issued implementation guidance that clarified the considerations in principal versus agent determination. In April 2016, FASB issued guidance that clarified identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, FASB issued guidance that addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In December 2016, FASB issued guidance to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. We currently capitalize the contract costs over the contracted period. We are still analyzing the impact of this new ASU as we are currently in the process of analyzing all of our revenue streams, but based on our work to date, we believe that the current revenue recognition policy currently in place already depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services and as a result the adoption of this ASU is not expected to have a material impact on our financial statements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, full retrospective method, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application, modified retrospective method. We plan to adopt the standard using the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We will adopt this guidance at the beginning of its first quarter of fiscal year 2018.
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
Revenue from our Business segment accounted for 92% of total revenue for the three and six months ended June 30, 2017 and 93% of total revenue for the three and six months ended June 30, 2016. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three and six months ended June 30, 2017 and 2016. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three and six months ended June 30, 2017 and 7% of total revenue for the three and six months ended June 30, 2016.
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

Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock-based compensation expense	$2,347	$3,026	$4,260	$5,345

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
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$49,614	$52,441	(5)%	$96,363	$104,140	(7)%
Consumer	4,460	4,238	5%	8,630	8,004	8%
Total	$54,074	$56,679	(5)%	$104,993	$112,144	(6)%
Business revenue decreased by 5% to $49.6 million in the three months ended June 30, 2017, from $52.4 million in the comparable period in 2016. This variance is primarily attributable to the decrease in revenue from existing customers by approximately $3.9 million, and a decrease in revenue that is variable based on pay for performance, and interactions and usage of approximately $2.1 million; offset in part by the increase of revenue from new customers and professional services of approximately $3.2 million.
Business revenue decreased by 7% to $96.4 million in the six months ended June 30, 2017, from $104.1 million in the comparable period in 2016. This variance is primarily attributable to the decrease in revenue from existing customers by approximately $12.6 million, and a decrease in revenue that is variable based on pay for performance, and interactions and usage of approximately $3.3 million; offset in part by the increase of revenue from new customers and professional services of approximately $8.2 million.
Overall decrease in business revenue is primarily attributable to our focus on migration of current customers from our old platform to our new LiveEngage platform instead of selling to new customers or expanding our services to existing customers in 2016, which has a carry-over effect in 2017. In addition, the majority of customers have been notified for end of life on the legacy offering in 2017, and not every legacy customer has elected to move to LiveEngage. As of January 1, 2017, our focus shifted back to selling and expanding our base of messaging customers.
Consumer revenue increased by 5% to $4.5 million in the three months ended June 30, 2017 and 8% to $8.6 million in the six months ended June 30, 2017 from $4.2 million and $8.0 million in the comparable periods in 2016. This variance is driven by an increase in price per minute, which was partially offset by a decrease in chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$14,206	$16,691	(15)%	$27,112	$31,929	(15)%
Percentage of total revenue	26%	29%		26%	28%
Headcount (at period end):	229	294	(22)%	229	294	(22)%
Cost of revenue decreased by 15% to $14.2 million in the three months ended June 30, 2017, from $16.7 million in the comparable period in 2016. This variance is primarily attributable to decreases in total compensation and related costs for customer service and network operations personnel of approximately $1.8 million and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.7 million.
Cost of revenue decreased by 15% to $27.1 million in the six months ended June 30, 2017, from $31.9 million in the comparable period in 2016. This variance is primarily attributable to decreases in total compensation and related costs for customer service and network operations personnel of approximately $3.0 million, depreciation by approximately $1.2 million, and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $1.0 million. This was offset partially by increases in amortization expenses of $0.5 million.
The decrease in cost of revenue was tied to our ability to operationalize cost savings by moving brands off of our legacy platform and realigning our go-to-market strategy around LiveEngage.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$928	$817	14%	$1,803	$1,443	25%
Percentage of total revenue	2%	1%		2%	1%
Headcount (at period end)	20	19	5%	20	19	5%
Cost of revenue increased by 14% to $0.9 million in the three months ended June 30, 2017, from $0.8 million in the comparable period in 2016. This variance is primarily due to increases in salary and related employee expenses of approximately $0.1 million and depreciation expense of approximately $0.1 million.
Cost of revenue increased by 25% to $1.8 million in the six months ended June 30, 2017, from $1.44 million in the comparable period in 2016. This variance is primarily due to increases in salary, outsourced labor, and related employee expenses of approximately $0.2 million and depreciation expense of approximately $0.2 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$21,242	$21,315	—%	$40,785	$42,328	(4)%
Percentage of total revenue	39%	38%		39%	38%
Headcount (at period end):	287	319	(10)%	287	319	(10)%
Sales and marketing expenses remained relatively flat in the three months ended June 30, 2017 from the comparable period in 2016. There were decreases in compensation and related costs for sales and marketing personnel of approximately $2.8 million partially offset by increases in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $2.5 million and in outsourcing and subcontracted labor by approximately $0.2 million.

Sales and marketing expenses decreased by approximately 4% to $40.8 million in the six months ended June 30, 2017 from $42.3 million in the comparable period in 2016. This variance was primarily due to decreases in compensation and related costs for sales and marketing personnel of approximately $3.6 million. This was partially offset by increases in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $1.4 million and in outsourcing and subcontracted labor by approximately $0.6 million.
We have realigned our go-to-market strategy around LiveEngage 2.0. Our outreach efforts are primarily focused on fostering a community of thought and industry leadership by targeting a few hundred of the world's largest brands through conference calls and events.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$2,150	$1,773	21%	$4,307	$3,436	25%
Percentage of total revenue	4%	3%		4%	3%
Headcount (at period end):	12	12	—%	12	12	—%
Sales and marketing expenses increased by 21% to $2.2 million in the three months ended June 30, 2017 and by 25% to $4.3 million in the six months ended June 30, 2017 from $1.8 million and $3.4 million in the comparable periods in 2016. The increase was primarily attributable to adverting and online expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
General and administrative	$10,437	$10,161	3%	$20,130	$19,690	2%
Percentage of total revenue	19%	18%		19%	18%
Headcount (at period end):	107	115	(7)%	107	115	(7)%
General and administrative expenses increased by 3% to $10.4 million in the three months ended June 30, 2017 from $10.2 million in the comparable period in 2016. This variance is primarily attributable increases in information technology, allocated overhead, and other general corporate expenses in the amount of approximately $0.9 million and outsourced labor and other business services of approximately $0.3 million. This was partially offset by decreases in non-recurring litigation expense of approximately $0.5 million and total compensation and related employee expenses of approximately $0.4 million. Non-recurring litigation expense was $1.5 million for the three months ended June 30, 2017.
General and administrative expenses increased by 2% to $20.1 million in the six months ended June 30, 2017 from $19.7 million in the comparable period in 2016. This variance is primarily attributable to increases in non-recurring litigation expense of approximately $1.2 million and increases in information technology, allocated overhead, and other general corporate expenses in the amount of approximately $0.8 million. This was partially offset by decreases in total compensation and related employee expenses of approximately $0.7 million, in outsourced labor and other business services of approximately $0.6 million, and in depreciation expense of approximately $0.2 million. Non-recurring litigation expense was $3.4 million for the six months ended June 30, 2017.

Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Product development	$9,326	$10,719	(13)%	$19,285	$19,933	(3)%
Percentage of total revenue	17%	19%		18%	18%
Headcount (at period end):	296	269	10%	296	269	10%
Product development costs decreased by 13% to $9.3 million in the three months ended June 30, 2017, from $10.7 million in the comparable period in 2016.  This variance relates to decreases in total compensation, outside labor, and associated costs for existing product development personnel of approximately $1.6 million partially offset by increases in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.3 million.
Product development costs decreased by 3% to $19.3 million in the six months ended June 30, 2017, from $19.9 million in the comparable period in 2016.  This variance relates to decreases in total compensation, outside labor, and associated costs for existing product development personnel of approximately $1.3 million partially offset by increases in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.7 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage 2.0. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40 - "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three months ended June 30, 2017, $2.3 million was capitalized. In the six months ended June 30, 2017, $4.0 million was capitalized.
Restructuring Costs
Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$2,076	$—	—%	$2,315	$—	—%
Percentage of total revenue	4%	—%		2%	—%
Restructuring costs incurred during the three and six months ended June 30, 2017 amounted to approximately $2.1 million and $2.3 million, respectively. This consisted primarily of severance and wind down of our legacy platform.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$470	$1,017	(54)%	$942	$1,941	(51)%
Percentage of total revenues	1%	2%		1%	2%
Amortization expense for purchased intangibles decreased by 54% to $0.5 million in the three months ended June 30, 2017 and 51% to $0.9 million in the six months ended June 30, 2017 from $1.0 million and $1.9 million in the comparable periods in 2016. The decrease is primarily attributable to the full amortization of Engage technology intangible along with continued amortization of our 2014 acquisitions of CAO!, Synchronite, and our investments in technology licenses.
Additional amortization expense in the amount of $1.0 million and $0.7 million and $1.9 million and $1.4 million is included in cost of revenue for the three and six months ended June 30, 2017 and 2016, respectively.

Other (Expense) Income, net
Other (expense) income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Other (expense) income, net	$(99)	$(646)	(85)%	$221	$(12)	(1,942)%
The variance in other income in the three and six months ended June 30, 2017 from the comparable periods in 2016 is attributable to a decrease in financial income from currency exchange and hedging of approximately $0.6 million and $0.3 million, respectively.
Provision For Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$673	$1,306	(48)%	$1,744	$1,861	(6)%
Income tax expense decreased by 48% to $0.7 million and 6% to $1.7 million for the three and six months ended June 30, 2017, from $1.3 million and $1.9 million for the comparable periods in 2016. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $7.5 million for the three months ended June 30, 2017 compared to a net loss of $7.8 million for the three months ended June 30, 2016. During the three months ended June 30, 2017, there were decreases in operating expenses by approximately $1.7 million and provision for income taxes by $0.6 million and an increase in other income, net by approximately $0.5 million. This was partially offset by a decrease in revenue by approximately $2.6 million.
We had a net loss of $13.2 million for the six months ended June 30, 2017 compared to a net loss of $10.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, revenue decreased by approximately $7.2 million. This was partially offset by decreases in operating expenses by approximately $4.0 million, increases in other income, net by $0.2 million and decreases in provision for income taxes by $0.1 million.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$5,364	$14,762
Cash flows used in investing activities	(7,045)	(5,198)
Cash flows provided by (used) in financing activities	807	(3,916)
As of June 30, 2017, we had approximately $54.4 million in cash and cash equivalents, an increase of approximately $3.5 million from December 31, 2016. The increase is primarily attributable to net cash provided by operating activities, relating to deferred revenue, accounts receivable, and depreciation expense, and net cash provided by investing activities, partially offset by cash flows used in investing relating to purchases of fixed assets related to the build-out of our co-location facility.
Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2017 and consisted primarily of increases in deferred revenue, decreases in accounts receivable, and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. This was offset partially by net loss, increases in prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses. Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2016 and consisted primarily of net loss, non-cash expenses related to amortization of purchased intangibles and depreciation, increases in deferred revenue and prepaid expenses, an increase in accounts receivable and a decrease in accounts payable.
Net cash used in investing activities was $7.0 million in the six months ended June 30, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities and intangible assets. Net cash used in investing activities was $5.2 million in the six months ended June 30, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities, capitalization of internally developed software, and restricted cash associated with foreign currency forward contracts.
Net cash provided by financing activities was $0.8 million in the six months ended June 30, 2017 and was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock. Net cash used in financing activities was $3.9 million in the six months ended June 30, 2016 and consisted primarily of the repurchase of our common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2017, we had an accumulated deficit of approximately $158.2 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2017 was approximately $2.3 million and $4.6 million, respectively. Rental expense for operating leases for the three and six months ended June 30, 2016 was approximately $2.6 million and $5.3 million, respectively.

As of June 30, 2017, our principal commitments were approximately $27.5 million under various operating leases, of which approximately $4.4 million is due in 2017. We currently expect that our principal commitments for the year ending December 31, 2017 will not exceed $10.0 million in the aggregate.
Our contractual obligations at June 30, 2017 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$27,502	$8,762	$12,636	$4,693	$1,411
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
As a result of the expanded scope of our Israeli operations, our currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”) has increased. During the three and six months ended June 30, 2017, the U.S. dollar depreciated by approximately 7% and 6%, respectively, as compared to the NIS. During the three and six months ended June 30, 2017, expenses generated by our Israeli operations totaled approximately $14.5 million and $29.7 million, respectively. During 2017, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2017, our allowance for doubtful accounts increased by $0.3 million to approximately $2.0 million. During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million . A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent Court rulings in our favor have invalidated multiple [24]7 patents that were asserted in the patent cases.  Trial for our intellectual proper and other claims asserted against [24]7 in the original litigation is currently set for November 26, 2018.  We believe the claims filed by [24]7 are without merit and intends to defend them vigorously.
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
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended June 30, 2017 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$19,159,706
4/1/2017 – 4/30/2017	99,201	$7.05	99,201	18,460,776
5/1/2017 – 5/31/2017	—	—	—	18,460,776
6/1/2017 – 6/30/2017	6,229	6.88	6,229	18,395,372
Total	105,430	$6.88	105,430	$18,395,372

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, our Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. As of June 30, 2017, approximately $18.4 million remained available for purchases under the program.

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

LIVEPERSON, INC.
(Registrant)

Date:	July 28, 2017	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	July 28, 2017	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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