Form 10-Q
period 2017-09-30
LIVEPERSON INC
filed 2017-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 31, 2017, 59,524,518 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	September 30, 2017	December 31, 2016
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,361	$50,889
Cash held as collateral	1,451	3,962
Accounts receivable, net of allowance for doubtful accounts of $1,299 and $1,732 as of September 30, 2017 and December 31, 2016, respectively	32,180	31,823
Prepaid expenses and other current assets	7,734	5,477
Total current assets	95,726	92,151
Property and equipment, net	32,183	28,397
Intangibles, net	12,974	16,510
Goodwill	80,499	80,245
Deferred tax assets	699	773
Other assets	1,487	1,562
Total assets	$223,568	$219,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,443	$7,288
Accrued expenses and other current liabilities	37,207	40,250
Deferred revenue	35,694	27,145
Total current liabilities	76,344	74,683
Other liabilities	2,745	3,147
Deferred tax liability	4,082	3,332
Total liabilities	83,171	81,162

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	59	58
Additional paid-in capital	301,614	289,524
Treasury stock	(3)	(2)
Accumulated deficit	(159,414)	(144,944)
Accumulated other comprehensive loss	(1,859)	(6,160)
Total stockholders’ equity	140,397	138,476
Total liabilities and stockholders’ equity	$223,568	$219,638

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$56,493	$54,518	$161,486	$166,662
Costs and expenses (1) (2)
Cost of revenue (3)	14,541	14,837	43,456	48,210
Sales and marketing	21,603	22,067	66,695	67,831
General and administrative	10,398	10,069	30,528	29,758
Product development	9,726	9,495	29,011	29,428
Restructuring costs	—	(384)	2,315	(384)
Amortization of purchased intangibles	470	1,013	1,412	2,954
Total costs and expenses	56,738	57,097	173,417	177,797
Loss from operations	(245)	(2,579)	(11,931)	(11,135)
Other income (expense), net	191	(123)	412	(135)
Loss before provision for income taxes	(54)	(2,702)	(11,519)	(11,270)
Provision for income taxes	1,256	3,177	3,000	5,038
Net loss	$(1,310)	$(5,879)	$(14,519)	$(16,308)

Net loss per share of common stock:
Basic	$(0.02)	$(0.10)	$(0.26)	$(0.29)
Diluted	$(0.02)	$(0.10)	$(0.26)	$(0.29)

Weighted-average shares used to compute net loss per share:
Basic	56,524,990	56,047,645	56,153,428	56,131,818
Diluted	56,524,990	56,047,645	56,153,428	56,131,818

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$108	$121	$301	$342
Sales and marketing	576	502	1,984	1,936
General and administrative	622	759	2,058	2,552
Product development	537	873	1,760	2,770

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,715	$1,756	$5,350	$6,469
Sales and marketing	417	212	1,206	1,012
General and administrative	321	435	911	1,215
Product development	726	247	1,550	749

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$639	$697	$2,556	$2,091

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(1,310)	$(5,879)	$(14,519)	$(16,308)
Foreign currency translation adjustment	317	1,848	(4,301)	(650)
Comprehensive loss	$(993)	$(4,031)	$(18,820)	$(16,958)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(14,519)	$(16,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	6,103	7,600
Depreciation	9,017	9,445
Amortization of purchased intangibles	3,968	5,045
Amortization of tenant allowance	(125)	—
Deferred income taxes	823	163
Provision for doubtful accounts, net	1,363	1,240
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	(340)
Prepaid expenses and other current assets	(2,248)	(1,627)
Other assets	75	(32)
Accounts payable	(4,352)	(1,404)
Accrued expenses and other current liabilities	(2,954)	(1,690)
Deferred revenue	8,549	12,593
Other liabilities	(463)	1,865
Net cash provided by operating activities	3,518	16,550

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(12,176)	(9,251)
Cash held as collateral for foreign exchange forward contracts	2,511	1,443
Payments for acquisitions and intangible assets, net of cash acquired	(345)	(411)
Net cash used in investing activities	(10,010)	(8,219)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	7,748	838
Repurchase of common stock	(1,741)	(5,773)
Net cash provided by (used in) financing activities	6,007	(4,935)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,957	(794)
CHANGE IN CASH AND CASH EQUIVALENTS	3,472	2,602
CASH AND CASH EQUIVALENTS - Beginning of the period	50,889	48,803
CASH AND CASH EQUIVALENTS - End of the period	$54,361	$51,405

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$540	$628

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$507	$53
Leasehold improvements funded by landlord	$—	$107

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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2017, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited consolidated financial statements at that date.
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

Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12").  This new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company does not expect the adoption of ASU 2017-12 to have a material effect on its financial position, results of operations or cash flows.
In May 2017, FASB issued Accounting Standards Update No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (“ASU 2017-09”). This update clarifies and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. ASU 2017-09 is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017, at which point we plan to adopt the standard. The Company currently plans to adopt the standard using the “modified retrospective method.” Under that method, the Company will apply the rules to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of the initial adoption as an adjustment to the opening balance of retained earnings.
The Company has reached preliminary conclusions on our key revenue streams related to the standard and are finalizing our accounting policies. Based on its initial assessment, the Company believes the timing of revenue recognition for its primary revenue stream, hosted services within its Business segment, will not materially change. Upon adopting Topic 606, the Company will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations.
In the third quarter of 2017, the Company provided global training to its finance team on Topic 606. In the fourth quarter of 2017, the Company will perform a simulation of its new accounting processes and procedures to prepare its team for the month-end close process upon adoption of Topic 606. The Company will implement new internal controls to address risks associated with applying the five-step model, specifically related to judgments made in connection to variable consideration and applying the constraint. Additionally, the Company will establish monitoring controls to identify new sales arrangements and changes in its business environment that could impact its current accounting assessment. The Company expects to finalize its impact assessment and redesign impacted processes, policies and controls during the fourth quarter of 2017.

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
Diluted net loss per common share for the three and nine months ended September 30, 2017 does not include the effect of 8,653,000 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine months ended September 30, 2016 does not include the effect of 9,493,000 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic	56,524,990	56,047,645	56,153,428	56,131,818
Effect of assumed exercised options	—	—	—	—
Diluted	56,524,990	56,047,645	56,153,428	56,131,818

4.	Segment Information
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

Summarized financial information by segment for the three months ended September 30, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$46,378	$—	$—	$46,378
Hosted services – Consumer	—	4,355	—	4,355
Professional services	5,760	—	—	5,760
Total revenue	52,138	4,355	—	56,493
Cost of revenue	13,681	860	—	14,541
Sales and marketing	19,554	2,049	—	21,603
Amortization of purchased intangibles	470	—	—	470
Unallocated corporate expenses	—	—	20,124	20,124
Operating income (loss)	$18,433	$1,446	$(20,124)	$(245)
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
Summarized financial information by segment for the nine months ended September 30, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$131,798	$—	$—	$131,798
Hosted services – Consumer	—	12,985	—	12,985
Professional services	16,703	—	—	16,703
Total revenue	148,501	12,985	—	161,486
Cost of revenue	40,794	2,662	—	43,456
Sales and marketing	60,338	6,357	—	66,695
Amortization of purchased intangibles	1,412	—	—	1,412
Unallocated corporate expenses	—	—	61,854	61,854
Operating income (loss)	$45,957	$3,966	$(61,854)	$(11,931)

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

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
United States	$35,519	$35,114	$101,282	$111,177
Other Americas (1)	1,744	2,073	5,684	5,165
Total Americas	37,263	37,187	106,966	116,342
EMEA (2) (4)	14,175	12,588	41,640	36,468
APAC (3)	5,055	4,743	12,880	13,852
Total revenue	$56,493	$54,518	$161,486	$166,662
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $10.2 million and $8.7 million for three months ended and $28.4 million and $25.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	September 30,	December 31,
	2017	2016
United States	$94,476	$93,845
Israel	12,728	13,940
Australia	9,184	9,496
Netherlands	8,051	7,495
Other (1)	3,403	2,711
Total long-lived assets	$127,842	$127,487
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. One customer accounted for approximately 10% of accounts receivable as of September 30, 2017. No individual customer accounted for 10% or more of accounts receivable as of December 31, 2016.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2016	$72,221	$8,024	$80,245
Adjustments to goodwill:
Foreign exchange adjustment	254	—	254
Balance as of September 30, 2017	$72,475	$8,024	$80,499
Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,252	$(22,290)	$5,962	5.3 years
Customer relationships	15,856	(9,966)	5,890	8.0 years
Trade names	1,299	(1,290)	9	2.1 years
Non-compete agreements	1,449	(1,427)	22	2.3 years
Patents	1,525	(461)	1,064	13.0 years
Other	262	(235)	27	2.7 years
Total	$48,643	$(35,669)	$12,974

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,018	$(19,736)	$8,282	5.3 years
Customer relationships	16,009	(8,857)	7,152	8.0 years
Trade names	1,295	(1,277)	18	2.1 years
Non-compete agreements	1,446	(1,220)	226	2.3 years
Patents	1,180	(376)	804	12.4 years
Other	263	(235)	28	2.7 years
Total	$48,211	$(31,701)	$16,510

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.1 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. Aggregate amortization expense for intangible assets was $4.0 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017 and 2016, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2017	$719
2018	2,594
2019	2,386
2020	2,190
2021	1,980
Thereafter	3,105
Total	$12,974

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2017	December 31, 2016
Computer equipment and software	$95,152	$82,477
Furniture, equipment and building improvements	15,155	15,027
	110,307	97,504
Less: accumulated depreciation	(78,124)	(69,107)
Total	$32,183	$28,397

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	September 30, 2017	December 31, 2016
Payroll and other employee related costs	$13,345	$13,887
Professional services and consulting and other vendor fees	11,494	14,559
Unrecognized tax benefits	4,772	4,240
Sales commissions	1,876	3,312
Restructuring (see Note 11)	2,526	2,551
Contingent earnout (see Note 8)	—	210
Other	3,194	1,491
Total	$37,207	$40,250

8.	Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2017 and December 31, 2016, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $1.5 million at September 30, 2017 and $4.0 million at December 31, 2016 is not held in a money market account and is not included in the following table.

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,798	$—	$—	$2,798	$3,076	$—	$—	$3,076
Foreign currency derivative contracts	—	861	—	861	—	108	—	108
Total assets	$2,798	$861	$—	$3,659	$3,076	$108	$—	$3,184

Liabilities:
Contingent earn-outs	$—	$—	$—	$—	$—	$—	$210	$210
Foreign currency derivative contracts	—	5	—	5	—	66	—	66
Total liabilities	$—	$5	$—	$5	$—	$66	$210	$276
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

There is no remaining contingent earn-out as of September 30, 2017. The contingent earn-out related to the acquisition of Synchronite was based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month.
The changes in fair value of the level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2017	December 31, 2016
Balance, Beginning of Period	$210	$377
Cash payments	(210)	(167)
Balance, End of Period	$—	$210
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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $1.5 million at September 30, 2017 and $4.0 million at December 31, 2016, which is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of September 30, 2017	As of December 31, 2016
Notional amount of foreign currency derivative contracts	$12,506	$44,438
Fair value of foreign currency derivatives contracts	$856	$42
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2017	As of December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$861	$108
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$5	$66
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Foreign currency derivatives contracts	Other (income) expense	$(19)	$44	$194	$132

9.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2017 was approximately $2.1 million and $6.7 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2016 was approximately $2.4 million and $7.6 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.3 million and $1.1 million of employer matching contributions for the three and nine months ended September 30, 2017. Salaries and related expenses include $0.3 million and $1.0 million of employer matching contributions for the three and nine months ended September 30, 2016.
Letters of Credit
As of September 30, 2017, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three and nine months ended September 30, 2017.

10.	Stockholders’ Equity
Common Stock
As of September 30, 2017, there were 100,000,000 shares of common stock authorized, and 59,453,453 shares issued and outstanding. As of December 31, 2016, there were 100,000,000 shares of common stock authorized, and 58,276,447 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of September 30, 2017 and December 31, 2016, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. There were 247,430 shares repurchased under this program during the nine months ended September 30, 2017, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of September 30, 2017. As of September 30, 2017, approximately $18.5 million remained available for purchase under the program.
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

The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2017 was $5.02 and $3.63, respectively. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2016 was $3.11 and $2.94, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	1.1%	1.7% - 1.9%	1.0% - 1.4%
Expected life (in years)	5	5	5	5
Historical volatility	47.3%	47.9%	46.6% - 47.6%	47.3% - 48.2%
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
Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2017, approximately 5.5 million shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through September 30, 2017).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of September 30, 2017, approximately 1.1 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2017).

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2016	7,769	$10.88
Granted	1,553	8.47
Exercised	(777)	8.86
Cancelled or expired	(841)	12.14
Balance outstanding at September 30, 2017	7,704	$10.47	6.14	$26,888
Options vested and expected to vest	7,045	$10.66	5.85	$23,517
Options exercisable at September 30, 2017	5,151	$11.18	4.86	$15,315
The total fair value of stock options exercised during the nine months ended September 30, 2017 was approximately $3.5 million. On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to continue to estimate forfeitures over the course of a vesting period. As of September 30, 2017, there was approximately $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.
The following table summarizes information about outstanding and vested stock options as of September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.02	892	3.79	$5.23	674	$4.81
$7.04 - $7.45	356	7.81	7.26	227	7.22
$7.60 - $7.60	875	9.59	7.60	—	—
$7.95 - $9.24	775	6.28	8.97	601	9.16
$9.34 - $10.05	853	7.53	9.75	502	9.82
$10.13 - $10.31	781	6.12	10.14	585	10.13
$10.53 - $11.96	795	6.68	11.03	394	11.17
$12.09 - $13.28	1,041	4.20	13.05	997	13.04
$13.34 - $16.98	1,042	5.50	15.24	877	15.56
$17.88 - $18.24	294	4.33	18.06	294	18.06

	7,704	6.14	$10.47	5,151	$11.18

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2016	1,188	$8.44	$—
Awarded	317	7.87	—
Released	(312)	8.40	—
Forfeited	(244)	8.46	—
Non-vested and outstanding at September 30, 2017	949	$8.24	$12,865
Expected to vest	719	$8.44	$9,744
RSUs granted to employees generally vest over a four-year period. In accordance with ASU 2017-09, as of September 30, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $7.6 million and the weighted-average remaining vesting period was 2.6 years.

11.	Restructuring
The Company's restructuring costs related to the wind down of our legacy platform and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential. The Company expects restructuring costs to be completed by December 31, 2017. There was no restructuring expense during the three months ended September 30, 2017 and approximately $2.3 million during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, there was a benefit of approximately $0.4 million due to the cash collection of a previously written off bad debt. The restructuring liability was approximately $2.5 million as of September 30, 2017 and $2.6 million as of December 31, 2016. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	September 30, 2017	December 31, 2016
Balance, Beginning of the year	$2,551	$1,328
Severance and other associated costs	368	1,585
Cash payments	(2,340)	(1,328)
Wind down cost legacy platform	1,947	966
Balance, End of period	$2,526	$2,551

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended September 30, 2017 (amounts in thousands):

	September 30, 2017	September 30, 2016
Severance and other associated costs	$(31)	$—
Wind down cost legacy platform	31	(384)
Total restructuring costs	$—	$(384)

The following table presents the detail of expenses for the Company's restructuring charges for the nine months ended September 30, 2017 (amounts in thousands):

	September 30, 2017	September 30, 2016
Severance and other associated costs	$368	$—
Wind down cost legacy platform	1,947	(384)
Total restructuring costs	$2,315	$(384)

12.	Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent court rulings in the Company’s favor have invalidated multiple [24]7 patents that were asserted in the patent cases.  Trial for the Company’s intellectual property and other claims asserted against [24]7 in the original litigation is currently set for November 26, 2018.  The Company believes the claims filed by [24]7 are without merit and intends to defend them vigorously.
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

Key Metrics
Financial overview of the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

•	Total revenue increased 4% to $56.5 million from $54.5 million.

•	Revenue from our Business segment increased 3% to $52.1 million from $50.5 million.

•	Gross profit margin increased to 74% from 73%.

•	Cost and expenses decreased 1% to $56.7 million from $57.1 million.

•	Net loss decreased to $1.3 million from net loss of $5.9 million.

•
Average annual revenue per enterprise and mid-market customer was greater than $215,000 over the trailing twelve months ended September 30, 2017, as compared to greater than $200,000 for the trailing twelve months ended September 30, 2016.

•
The dollar retention rate for full service customers on LiveEngage was greater than 100% over the trailing twelve months ended September 30, 2017, in line with the trailing twelve months ended June 30, 2017. Dollar retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

Adjusted EBITDA and Adjusted Net Income
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted net income, which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted net income to net loss, the most directly comparable GAAP financial measures.
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Reconciliation of Adjusted EBITDA
GAAP net loss	$(1,310)		$(5,879)		$(14,519)		$(16,308)
Amortization of purchased intangibles	1,109		1,710		3,968		5,045
Stock-based compensation	1,843		2,255		6,103		7,600
Depreciation	3,179		2,650		9,017		9,445
Other non-recurring costs	1,640	(1)	930	(2)	4,998	(1)	3,368	(5)
Restructuring costs	—		(384)	(3)	2,315	(4)	(384)	(3)
Provision for income taxes	1,256		3,177		3,000		5,038
Other income, net	(191)		123		(412)		135
Adjusted EBITDA	$7,526		$4,582		$14,470		$13,939

(1) Includes litigation costs of $1.6 million and $5.0 million for the three and nine months ended September 30, 2017, respectively.
(2) Includes litigation costs of $0.9 million for the three months ended September 30, 2016.
(3) Includes $0.4 million of cash collected on previously written off bad debt.
(4) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the nine months ended September 30, 2017.
(5) Includes litigation costs of $2.9 million and severance costs of $0.5 million for the nine months ended September 30, 2016.
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

•	adjusted net income does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted net income does not consider the potentially dilutive impact of restructuring cost;

•	adjusted net income does not consider the potentially dilutive impact of other non-recurring costs;

•	adjusted net income does not consider the potentially dilutive impact of deferred tax asset valuation allowance; and

•	other companies, including companies in our industry, may calculate adjusted net income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Reconciliation of Adjusted Net Income (6)
Pre-tax GAAP loss (6)	$(54)		$(2,702)		$(11,519)		$(11,270)
Amortization of purchased intangibles	1,109		1,710		3,968		5,045
Stock-based compensation	1,843		2,255		6,103		7,600
Other non-recurring costs	1,640	(1)	930	(2)	4,998	(1)	3,718	(5)
Deferred tax asset valuation allowance	—		—		—		692
Restructuring costs	—		(384)	(3)	2,315	(4)	(384)	(3)
Pre-tax adjusted net income	4,538		1,809		5,865		5,401
Income tax effect of non-GAAP items (6)	(1,588)		(633)		(2,053)		(1,890)
Adjusted net income	$2,950		$1,176		$3,812		$3,511

(1) Includes litigation costs of $1.6 million and $5.0 million for the three and nine months ended September 30, 2017, respectively.
(2) Includes litigation costs of $0.9 million for the three months ended September 30, 2016.
(3) Includes $0.4 million of cash collected on previously written off bad debt.
(4) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the nine months ended September 30, 2017.
(5) Includes litigation costs of $2.9 million, write off of office facility depreciation of $0.3 million and severance costs of $0.5 million for the nine months ended September 30, 2016.
(6) During 2017, the Company updated the methodology for calculating adjusted net income. In 2016, the Company incorporated the GAAP tax rate into the calculation, whereas in 2017, the Company now starts the calculation with GAAP pre-tax (loss) income, then adds back amortization, stock-based compensation, other non-recurring, restructuring, and then applies a standardized 35% long-term projected tax rate. The prior period, September 30, 2016, was adjusted to conform to the current period presentation.

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
As of September 30, 2017, there was approximately $8.0 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.6 years. As of September 30, 2017, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the nine months ended September 30, 2017 and 2016. One customer accounted for approximately 10% of accounts receivable as of September 30, 2017. No individual customer accounted for 10% or more of accounts receivable as of December 31, 2016.
A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. During the nine months ended September 30, 2017, our allowance for doubtful accounts decreased by $0.4 million to approximately $1.3 million. During 2016, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.7 million.

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
We evaluate for goodwill impairment annually at September 30th. At the end of the third quarter of 2017, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 12, Legal Matters, of the Notes to the Condensed Consolidated Financial Statements for additional information on our legal proceedings and litigation.
Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12").  This new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. We do not expect the adoption of ASU 2017-12 to have a material effect on our financial position, results of operations or cash flows.
In May 2017, the FASB issued Accounting Standards Update 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (“ASU 2017-09”). This update clarifies and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. ASU 2017-09 is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on our consolidated financial statements.

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
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017, at which point we plan to adopt the standard. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of the initial adoption as an adjustment to the opening balance of retained earnings.
We have reached preliminary conclusions on our key revenue streams related to the standard and are finalizing our accounting policies. Based on our initial assessment, we believe the timing of revenue recognition for our primary revenue stream, hosted services within our Business segment, will not materially change. Upon adopting Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations.
In the third quarter of 2017, we provided global training to our finance team on Topic 606. In the fourth quarter of 2017, we will perform a simulation of our new accounting processes and procedures to prepare our team for the month-end close process upon adoption of Topic 606. We will implement new internal controls to address risks associated with applying the five-step model, specifically related to judgments made in connection to variable consideration and applying the constraint. Additionally, we will establish monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment. We expect to finalize our impact assessment and redesign impacted processes, policies and controls during the fourth quarter of 2017.
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
Revenue from our Business segment accounted for 92% of total revenue for the three and nine months ended September 30, 2017 and 93% of total revenue for the three and nine months ended September 30, 2016. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three and nine months ended September 30, 2017, and 88% and 89% for the three and nine months ended September 30, 2016, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three and nine months ended September 30, 2017, and 7% and 6% of total revenue for the three and nine months ended September 30, 2016, respectively.
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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock-based compensation expense	$1,843	$2,255	$6,103	$7,600

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
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$52,138	$50,474	3%	$148,501	$154,614	(4)%
Consumer	4,355	4,044	8%	12,985	12,048	8%
Total	$56,493	$54,518	4%	$161,486	$166,662	(3)%
Business revenue increased by 3% to $52.1 million in the three months ended September 30, 2017, from $50.5 million in the comparable period in 2016. This variance is primarily attributable to the increase in revenue from new customers by approximately $2.0 million and in revenue that is variable based on pay for performance, and interactions and usage of approximately $0.9 million; offset in part by the decrease of revenue from existing customers and professional services of approximately $1.3 million.
Business revenue decreased by 4% to $148.5 million in the nine months ended September 30, 2017, from $154.6 million in the comparable period in 2016. This variance is primarily attributable to the decrease in revenue from existing customers by approximately $12.3 million, and in revenue that is variable based on pay for performance, and interactions and usage of approximately $2.5 million; offset in part by the increase of revenue from new customers and professional services of approximately $8.7 million.
Overall nine month decrease in business revenue is primarily attributable to our focus on migration of current customers from our old platform to our new LiveEngage platform instead of selling to new customers or expanding our services to existing customers in 2016, which has a carry-over effect in 2017. As of January 1, 2017, our focus shifted back to selling and expanding our base of messaging customers. In addition, the majority of customers have been notified for end of life on the legacy offering in 2017, and not every legacy customer has elected to move to LiveEngage. We continue however to see a decrease in existing customer cancellations quarter over quarter, which contributed to the three month increase in business revenue.
Consumer revenue increased by 8% to $4.4 million and $13.0 million in the three months and nine months ended ended September 30, 2017 from $4.0 million and $12.0 million in the comparable periods in 2016. This variance is driven by an increase in price per minute, which was partially offset by a decrease in chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$13,681	$14,215	(4)%	$40,794	$46,145	(12)%
Percentage of total revenue	24%	26%		25%	28%
Headcount (at period end):	228	251	(9)%	228	251	(9)%
Cost of revenue decreased by 4% to $13.7 million in the three months ended September 30, 2017, from $14.2 million in the comparable period in 2016. This variance is primarily attributable to decreases in total compensation and related costs for customer service and network operations personnel of approximately $0.6 million, in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.3 million and in depreciation and amortization expense of approximately $0.2 million. This was offset partially by increases in outsourced labor and other business services of approximately $0.5 million.
Cost of revenue decreased by 12% to $40.8 million in the nine months ended September 30, 2017, from $46.1 million in the comparable period in 2016. This variance is primarily attributable to decreases in total compensation and related costs for customer service and network operations personnel of approximately $3.5 million, depreciation by approximately $1.3 million, and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $1.3 million. This was offset partially by increases in amortization expenses of $0.5 million and in outsourced labor and other business services of approximately $0.3 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$860	$622	38%	$2,662	$2,065	29%
Percentage of total revenue	2%	1%		2%	1%
Headcount (at period end)	18	18	—%	18	18	—%
Cost of revenue increased by 38% to $0.9 million in the three months ended September 30, 2017, from $0.6 million in the comparable period in 2016. This variance is primarily due to increases in salary and related employee expenses of approximately $0.9 million offset partially by decreases in in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.7 million .
Cost of revenue increased by 29% to $2.7 million in the nine months ended September 30, 2017, from $2.1 million in the comparable period in 2016. This variance is primarily due to increases in salary, outsourced labor, and related employee expenses of approximately $1.0 million and depreciation expense of approximately $0.2 million. This was offset partially by decreases in in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.6 million.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$19,554	$20,278	(4)%	$60,338	$62,606	(4)%
Percentage of total revenue	35%	37%		37%	38%
Headcount (at period end):	288	317	(9)%	288	317	(9)%
Sales and marketing expenses decreased by 4% in the three months ended September 30, 2017 from the comparable period in 2016. There were decreases in compensation and related costs for sales and marketing personnel of approximately $2.3 million partially offset by increases in outsourcing and subcontracted labor by approximately $0.9 million, in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $0.4 million, and in depreciation expense of approximately $0.2 million
Sales and marketing expenses decreased by 4% to $60.3 million in the nine months ended September 30, 2017 from $62.6 million in the comparable period in 2016. There were decreases in compensation and related costs for sales and marketing personnel of approximately $5.6 million partially offset by increases in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $2.2 million, in outsourcing and subcontracted labor by approximately $1.5 million, and in depreciation expense of approximately $0.2 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$2,049	$1,789	15%	$6,357	$5,225	22%
Percentage of total revenue	4%	3%		4%	3%
Headcount (at period end):	13	10	30%	13	10	30%
Sales and marketing expenses increased by 15% to $2.0 million in the three months ended September 30, 2017 and by 22% to $6.4 million in the nine months ended September 30, 2017 from $1.8 million and $5.2 million in the comparable periods in 2016. The increase was primarily attributable to adverting and online expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
General and administrative	$10,398	$10,069	3%	$30,528	$29,758	3%
Percentage of total revenue	18%	18%		19%	18%
Headcount (at period end):	101	113	(11)%	101	113	(11)%
General and administrative expenses increased by 3% to $10.4 million in the three months ended September 30, 2017 from $10.1 million in the comparable period in 2016. This variance is primarily attributable to increases in non-recurring litigation expense of approximately $0.7 million and outsourced labor and other business services of approximately $0.3 million. This was partially offset by decrease in total compensation and related employee expenses of approximately $0.5 million. Non-recurring litigation expense was $1.6 million for the three months ended September 30, 2017.
General and administrative expenses increased by 3% to $30.5 million in the nine months ended September 30, 2017 from $29.8 million in the comparable period in 2016. This variance is primarily attributable to increases in non-recurring litigation expense of approximately $2.0 million. This was partially offset by decreases in and total compensation and related employee expenses of approximately $1.1 million and outsourced labor and other business services of approximately $0.3 million. Non-recurring litigation expense was $4.9 million for the nine months ended September 30, 2017.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Product development	$9,726	$9,495	2%	$29,011	$29,428	(1)%
Percentage of total revenue	17%	17%		18%	18%
Headcount (at period end):	306	312	(2)%	306	312	(2)%
Product development costs increased by 2% to $9.7 million in the three months ended September 30, 2017, from $9.5 million in the comparable period in 2016.  This variance relates to increases in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.6 million. This was partially offset by decreases in total compensation, outside labor, and associated costs for existing product development personnel of approximately $0.3 million.
Product development costs decreased by 1% to $29.0 million in the nine months ended September 30, 2017, from $29.4 million in the comparable period in 2016.  This variance relates to decreases in total compensation, outside labor, and associated costs for existing product development personnel of approximately $1.7 million partially offset by increases in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.3 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage 2.0. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40 - "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three months ended September 30, 2017, $2.0 million was capitalized. In the nine months ended September 30, 2017, $6.1 million was capitalized.
Restructuring Costs
Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$—	$(384)	(100)%	$2,315	$(384)	(703)%
Percentage of total revenue	—%	(1)%		1%	—%
Restructuring costs incurred during the nine months ended September 30, 2017 amounted to approximately $2.3 million. This consisted primarily of wind down costs of our legacy platform and severance. There were no additional restructuring costs incurred during the three months ended September 30, 2017. Restructuring costs incurred during the three months and nine months ended September 30, 2016 amounted to approximately $(0.4) million. This consisted primarily of collection of amounts which previously were written off.

Amortization of Purchased Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$470	$1,013	(54)%	$1,412	$2,954	(52)%
Percentage of total revenues	1%	2%		1%	2%
Amortization expense for purchased intangibles decreased by 54% to $0.5 million in the three months ended September 30, 2017 and by 52% to $1.4 million in the nine months ended September 30, 2017 from $1.0 million and $3.0 million in the comparable periods in 2016. The decrease is primarily attributable to the full amortization of Engage and Amadesa technology intangibles along with continued amortization of our 2014 acquisitions of CAO!, Synchronite, and our investments in technology licenses.
Additional amortization expense in the amount of $0.6 million and $0.7 million is included in cost of revenue for the three months ended September 30, 2017 and 2016, respectively, and $2.6 million and $2.1 million is included in cost of revenue for the nine months ended September 30, 2017 and 2016, respectively.
Other Income (Expense) , net
Other income (expense), net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$191	$(123)	(255)%	$412	$(135)	(405)%
The variance in other income in the three and nine months ended September 30, 2017 from the comparable periods in 2016 is attributable to a increase in financial income from currency exchange and hedging of approximately $0.2 million and $0.5 million, respectively.
Provision For Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$1,256	$3,177	(60)%	$3,000	$5,038	(40)%
Income tax expense decreased by 60% to $1.3 million and 40% to $3.0 million for the three and nine months ended September 30, 2017, respectively, from $3.2 million and $5.0 million for the comparable periods in 2016. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $1.3 million for the three months ended September 30, 2017 compared to a net loss of $5.9 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, there were increases in revenue by approximately $2.0 million and in other income, net by approximately $0.3 million. Furthermore, there were decreases in provision for income taxes by $1.9 million and in operating expenses by approximately $0.4 million.
We had a net loss of $14.5 million for the nine months ended September 30, 2017 compared to a net loss of $16.3 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, revenue decreased by approximately $5.2 million. This was partially offset by decreases in operating expenses by approximately $4.4 million and provision for income taxes by $2.0 million and increases in other income, net by $0.5 million.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$3,518	$16,550
Cash flows used in investing activities	(10,010)	(8,219)
Cash flows provided by (used) in financing activities	6,007	(4,935)
As of September 30, 2017, we had approximately $54.4 million in cash and cash equivalents, an increase of approximately $3.5 million from December 31, 2016. The increase is primarily attributable to cash provided by financing activities relating to issuance of common stock net cash and cash provided by operating activities relating to deferred revenue, and non-cash expenses, partially offset by cash flows used in investing relating to purchases of fixed assets for our co-location facilities.
Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2017 and consisted primarily of increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. This was offset partially by net loss, increases in accounts receivable and prepaid expenses, and decreases in accounts payable and accrued expenses. Net cash provided by operating activities was $16.6 million for the nine months ended September 30, 2016 consisted primarily of net loss, non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles, increases in deferred revenue and prepaid expenses, and decreases in accounts receivable, accounts payable, and accrued expenses.
Net cash used in investing activities was $10.0 million in the nine months ended September 30, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software offset by a partial release of restricted cash used with foreign currency forward contracts. Net cash used in investing activities was $8.2 million in the nine months ended September 30, 2016 and was due primarily to the purchase of fixed assets for our co-location facilities offset by a partial release of restricted cash used with foreign currency forward contracts.
Net cash provided by financing activities was $6.0 million in the nine months ended September 30, 2017 and was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock. Net cash used in financing activities was $4.9 million in the nine months ended September 30, 2016 and consisted primarily of the repurchase of our common stock offset partially by issuance of common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2017, we had an accumulated deficit of approximately $159.4 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2017 was approximately $2.1 million and $6.7 million, respectively. Rental expense for operating leases for the three and nine months ended September 30, 2016 was approximately $2.4 million and $7.6 million, respectively.

As of September 30, 2017, our principal commitments were approximately $25.4 million under various operating leases, of which approximately $2.1 million is due in 2017. We currently expect that our principal commitments for the year ending December 31, 2017 will not exceed $10.0 million in the aggregate.
Our contractual obligations at September 30, 2017 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$25,434	$8,845	$11,492	$4,392	$705
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three and nine months ended September 30, 2017, the U.S. dollar depreciated by approximately 6% as compared to the NIS. During the three and nine months ended September 30, 2017, expenses generated by our Israeli operations totaled approximately $14.3 million and $44.1 million, respectively. During 2017, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2017, our allowance for doubtful accounts decreased by $0.4 million to approximately $1.3 million. During 2016, we increased our allowance for doubtful accounts from $1.2 million to approximately $1.7 million . A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent court rulings in our favor have invalidated multiple [24]7 patents that were asserted in the patent cases.  Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for November 26, 2018.  We believe the claims filed by [24]7 are without merit and intend to defend them vigorously.
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
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended September 30, 2017 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$18,460,776
7/1/2017 – 7/31/2017	—	$—	—	18,460,776
8/1/2017 – 8/31/2017	—	—	—	18,460,776
9/1/2017 – 9/30/2017	—	—	—	18,460,776
Total	—	$—	—	$18,460,776

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, our Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. As of September 30, 2017, approximately $18.5 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
As previously announced in our Current Report on Form 8-K filed on November 1, 2017, Mr. Daniel Murphy, our Chief Financial Officer, will depart from this role and as an employee of the Company. On November 9, 2017, the Company and Mr. Murphy entered into a Separation Agreement and General Release (the “Separation Agreement”) setting forth the terms and conditions of Mr. Murphy’s departure from the Company, which include a period of transition through February 16, 2018, subject to earlier termination under certain circumstances, as specified in the Separation Agreement. During the transition period, Mr. Murphy will continue as an employee of the Company, will continue to receive his current base salary and benefits and will carry out all duties and responsibilities of his position with the Company, as further defined in a written transition plan to be agreed upon in the near future. Mr. Murphy will also facilitate a transition of his duties and responsibilities to a successor to be identified by the Company.
Further, in connection with Mr. Murphy’s transition and separation, and in exchange for Mr. Murphy’s performance under the Separation Agreement and signing of a general release of claims in favor of the Company, the following payments and benefits will be provided to Mr. Murphy 30 days following his separation date: (i) a 2017 bonus payment equal to Mr. Murphy’s 2017 bonus target amount of $210,000, (ii) the full vesting of any stock options and restricted stock units (RSUs) that are held by Mr. Murphy and are unvested as of the separation date; (iii) a cash lump-sum severance payment equal to three months of Mr. Murphy’s current base salary; and (iv) the extension of the exercisability of all vested stock options held by Mr. Murphy as of his separation date (including those vested in connection with the Separation Agreement) for 180 days more than what would have applied under the terms of the applicable award agreements (for a total of 270 days). The foregoing payments and benefits are subject to Mr. Murphy signing and not revoking a General Release and continuing with the Company through February 16, 2018, provided that in the event the Company terminates Mr. Murphy's employment without cause prior to such date with 7 days’ notice, or as a result of his death or loss of legal capacity, or if Mr. Murphy resigns for good reason (defined as Company’s breach of its payment obligations under the Separation Agreement) during the transition period, Mr. Murphy will be entitled to receive these benefits. Except as provided above, Mr. Murphy is not entitled to receive any other payments from the Company related to the termination of his employment.
The Separation Agreement, together with the Proprietary Information, Developments and Non-Compete Agreement previously entered into by and between the Company and Mr. Murphy and which will continue in effect following his departure from the Company, also contains various restrictive covenants, including covenants relating to non-competition, non-solicitation, confidentiality, and cooperation.
The foregoing description of the Separation Agreement is qualified in its entirety by reference to the complete text of the Separation Agreement, a copy of which is attached as Exhibit 10.5(b) hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.5 (b)	Separation Agreement and General Release between LivePerson and Dan Murphy, dated as of November 9, 2017

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

LIVEPERSON, INC.
(Registrant)

Date:	November 9, 2017	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 9, 2017	By:	/s/ DANIEL R. MURPHY
		Name:	Daniel R. Murphy
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

10.5 (b)	Separation Agreement and General Release between LivePerson and Dan Murphy, dated as of November 9, 2017

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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