Form 10-K
period 2017-12-31
LIVEPERSON INC
filed 2018-03-15
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $576,609,286 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On March 6, 2018, 60,130,524 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier by transforming how people communicate with brands. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and Artificial Intelligence (AI) to increase efficiency. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference, and deploy messaging at scale for customer care, marketing and sales, instead of requiring that consumers use email or call a 1-800 number.
LiveEngage was designed to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of having them navigate interactive voice response systems (IVR) and wait on hold.
The robust, cloud-based suite of rich mobile messaging and real-time chat offerings features intelligent routing and capacity mapping, customer sentiment, real-time analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. The platform seamlessly integrates with third-party bots, enabling brands to manage both AI-based agents and human agents from a single console. More than 18,000 businesses, including Adobe, Citibank, EE, HSBC, IBM, L'Oreal, Orange, PNC, and The Home Depot employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
According to our internal measures, during 2017, we monitored an average of 2.6 billion visitor sessions per month across our customers’ websites. LivePerson combines this session data with conversational transcripts and other historical, behavioral, and operational information to develop insights into consumer intent and each step of the customer journey, which leads to optimized campaign outcomes for sales and service transactions.
LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of consumer engagement. Our mobile and online business messaging solutions deliver measurable return on investment by enabling our customers to:

•	increase consumer satisfaction, improve the overall digital experience, and enhance retention and loyalty, while reducing customer service costs;

•	lower operating costs in the contact center by deflecting costly phone and email interactions to messaging, and incorporating agent and consumer-facing bots to further improve agent efficiency;

•	increase mobile app retention and engagement by providing a connected messaging experience and turning an app into an engaging support app;

•	maintain a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms.

•	accelerate sales cycles, increase conversion rates, increase average order value and reduce abandonment by intelligently engaging website visitors;

•	leverage spending that drives visitor traffic by increasing visitor conversions;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and

•	increase lead generation by providing a single platform that engages consumers through advertisements and listings on branded and third-party websites.

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

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, with U.S. offices in Alpharetta (Georgia) and Mountain View (CA), and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Tel Aviv, Reading (UK), and Tokyo.

Market Opportunity
LivePerson's LiveEngage platform enables intelligent, convenient and secure messaging between brands and consumers through SMS, mobile apps, IVR deflection, websites, Messenger and other conversational messaging interfaces. These brand-to-consumer messaging capabilities provide alternative channels of communication to calling a 1-800 number and empower brands to run business campaigns on their websites and apps that target reduced costs while increasing customer satisfaction, retention and revenue.
Historically, brands have predominantly promoted calling the 1-800 number or using email as the primary means of contact with consumers. According to a 2013 IBM report, approximately 270 billion calls are made to contact centers each year. We believe this practice has created a disconnect with customers, as digital messaging, which sustains a continuous connection between parties and allows individuals to send and respond to messages when it suits their need, has surpassed voice as the consumer's preferred channel of communication. Gartner, a technology research firm, estimates that the proportion of phone-based communication will drop from 41% in 2017 to 12% in 2022. In contrast, WhatsApp and Facebook users combined send more than 60 billion messages a day, and, according to Portio Research, people worldwide were estimated to send an estimated 23 billion text messages a day in 2015. The International Smartphone Mobility Report by mobile data tracking firm Infomate found that Americans spend about 26 minutes a day texting, as compared to six minutes a day on voice calls. A survey by transportation booking app, Hailo, found that making phone calls has dropped to the sixth most popular use of a mobile device, behind sending messages, receiving messages, checking email, surfing the Web, and using the alarm clock. The adoption of messaging has not been constrained to younger generations. According to Experian Marketing Services, adults 55 and older send and receive an average of nearly 500 text messages a month.
We believe that the challenges with the traditional channel of calling 1-800 numbers are another driver of the shift to messaging. Roughly 50% of calls to 1-800 numbers go unresolved, according to IBM, and a 2014 Harris Interactive survey found that “81% of all consumers agree that it is frustrating to be tied to a phone or computer to wait for customer service help.” Research by enterprise analytics firm Mattersight, reinforces this view, with 74% of consumers feeling that call centers are getting worse or at best staying the same. The risk of poor customer service is material, according to Harris Interactive, which found that 89% of consumers will leave and go to a competitor due to bad customer experiences. According to Forrester Research's Customer Experience Survey, 73% of US online adults say that valuing their time is the most important thing a company can do to provide them with good service.
We believe that in order to align with consumer communication preferences, improve the customer experience and reduce contact center costs, brands will increasingly promote messaging as an alternative to voice, and that LivePerson will benefit from this communication shift. We believe that messaging has reached an inflection point, as more brands are expanding beyond voice to embrace text and mobile messaging. Based on internal measurements, LivePerson has powered more than one billion real-time digital conversations since its founding. In 2016 and 2017, large brands across the globe, such as Foxtel, Hawaiian Airlines, RBS, Sky and T-Mobile, deployed messaging at scale on LiveEngage through their apps or by redirecting calls out of their IVRs and into SMS. According to a RingCentral survey, “at least 78% of consumers who text wish they could have a text conversation with a business.” An Amdocs global consumer survey had a similar finding, with 76% of consumers stating they would rather use a mobile app than call the contact center.
Messaging also presents a potential cost savings benefit to brands as compared to voice, as skilled agents can typically manage multiple text-based conversations simultaneously, but only one voice call at a time. The ability to enhance human agents with AI and to add bot agents provides additional opportunities for scale and operating efficiency.
As e-commerce continues to become more mainstream, LivePerson also anticipates stronger demand for intelligent business campaigns that target consumers with messaging on our customers' websites.
According to Forrester Research “74% of U.S. and 65% of European online adults now regularly shop online.” Statista estimates that U.S. online retail sales will nearly double to $638 billion by 2022 from $360 billion in 2016.
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
These drivers are likely a key factor in the steady uptake of campaign-based messaging. According to a 2017 report published by Allied Market Research, the global live chat software market is projected to grow to $987 million by 2023, from $590 million in 2016.
We believe that LiveEngage, LivePerson’s enterprise-class, cloud-based platform, will enable LivePerson to deliver increased value to brands, as the software is purpose-built for AI-assisted and human powered messaging in mobile and online channels, designed for ease of use, and features robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. In our view, the LiveEngage platform, in concert with our enterprise references, best-in-class scalability and security, domain knowledge, global footprint, consulting organization and customer value managers, uniquely positions LivePerson to optimize the effectiveness of real-time, campaign-based messaging and create a superior alternative to the traditional channel of calling the 1-800 number.
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
One of the key ways we are developing our market position is by hosting customer summits for executive level attendees from our targeted enterprise customer base and prospects. These customer summits feature existing customers that have demonstrated strong success with messaging and bots on LiveEngage. We believe that scaled reference customers advocating the adoption of messaging on LiveEngage to targeted peer groups will be a key driver of our growth. In 2017 we increased the pacing and scale of these summits, a pattern that we expect to continue in 2018.
     Fuel Increased Usage by Expanding Messaging Channels, Use Cases and Interaction Types. LiveEngage currently supports numerous messaging endpoints, including branded mobile apps, mobile and desktop web browsers, IVRs, SMS, Facebook Messenger and LINE. We intend to increase the number of endpoints supported by the LiveEngage platform to include additional third-party social apps and device-based systems. We also intend to broaden the use cases of LiveEngage across our customer base, to support care, sales, marketing and retail footprints. In addition, LivePerson continues to expand the breadth of interaction types available to customers on the platform. For example, in addition to our broad suite of messaging and real-time chat technologies, customers have access to content delivery, analytics, cobrowse, and PCI compliance, as well as proprietary and third-party bot offerings. LivePerson offers a platform pricing model, which provides businesses access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe this model will lead to growth opportunities for LivePerson as customers adopt new messaging channels, use cases and interaction types.
    Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015, we integrated LiveEngage with one of the leading consumer messaging platforms. In 2016, we integrated LiveEngage with one of the leading mobile search ad extensions, enabling consumers to initiate SMS messaging conversations with brands directly out of their mobile search results. In 2017, we launched the LiveEngage for Bots program and we have subsequently integrated LiveEngage with multiple artificial intelligence/bots vendors, including IBM Watson.
Our offering is vendor agnostic, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePersons' proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2017, we allocated additional resources to supporting partners and we expect this investment to increase as our partner network expands.

     Maintaining Market Leadership in Technology and Security Expertise. As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation. In order to better support our customers and to attract the best talent, LivePerson is globalizing research and development. We now have tech centers in Israel; Mannheim, Germany; New York; Atlanta; and Mountain View, California. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.
     International Presence. LivePerson is focused on expanding its international revenue contribution, which increased to 37% of total revenue in 2017, from 34% in 2016 and 33% in 2015. LivePerson generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners.
     Continuing to Build Brand Recognition. As a pioneer of brand-to-consumer digital messaging, LivePerson enjoys strong brand recognition and credibility. We continue to develop relationships with the media, industry analysts and relevant business associations to enhance awareness of our leadership within the care, sales, tech and marketing industries. With a vision of becoming the leader in messaging, we’ve hosted several private executive events for our customers and prospects, highlighting our expertise and the breadth of our services. These private executive events have led us to close several high-profile deals and we are continuing them throughout 2018. Our focus on connecting large enterprise businesses and their millions of consumers securely and at scale is a primary differentiator for LivePerson and a key component of our marketing strategy. We strategically target decision makers and influencers within several key vertical markets, leveraging customer successes to generate increased awareness and demand for brand-to-consumer messaging. In addition, our brand name may also be visible to both business users and consumers on a brand’s website, within the dialog messaging window. We also engage in digital marketing campaigns that promote our brand on web searches and third-party sites.
      Increasing the Value of Our Service to Our Customers. Leveraging LiveEngage to shift communication between consumers and brands from 1-800 number calls to AI and human-powered messaging is the most important initiative in LivePerson's history. We believe that adoption of LiveEngage will align brands with consumer communication preferences, improve the customer experience and reduce contact center costs. Our platform strategy makes available the full suite of LivePerson’s capabilities through a single solution. In addition, the open architecture of LiveEngage will enable LivePerson to rapidly add new capabilities either directly or through partners. For example, we see opportunities for additional efficiencies in the contact center through the integration of artificial intelligence and bots. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. Our strategy is to continue to enhance the LiveEngage messaging platform and to leverage the substantial amount of mobile and online consumer data we collect, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
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
 Products and Services
LivePerson’s hosted platforms power intelligent messaging on mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Our business-to-business services are all managed from a single user interface. By supplying a complete, unified consumer view, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions.
     LiveEngage. LiveEngage, LivePerson’s enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and AI to increase efficiency. The platform, which was designed for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives, combines sophisticated mobile and online engagement technology with robust business intelligence and big data to produce compelling, measurable results by intelligently engaging consumers based on a real-time understanding of consumer needs. Rich, contextually aware targeting, actionable insights and personalized experiences, empower businesses to get the most out of their existing online, mobile and social platforms. Potential benefits of LiveEngage include increased agent efficiency, decreased customer care costs, improved customer experiences, higher conversion rates and increased customer lifetime value.
    LiveEngage was designed to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. The robust, cloud-based suite of rich mobile messaging and real-time chat offerings, features intelligent routing and capacity mapping, customer sentiment, real-time analytics and reporting, content delivery, PCI compliance, cobrowsing and a sophisticated proactive targeting engine. The platform seamlessly integrates with third-party bots, enabling brands to manage both AI-based agents and human agents from a single console. A specific messaging software development kit is available to completely customize and incorporate into any brand’s app. The LiveEngage messaging API also provides the option to bring messaging from any third party apps, such as Facebook or text messages, directly into the LiveEngage platform.
LiveEngage enables the combination of real time on-site data and off-site behavioral data, with a broad set of historical and operational data. Proprietary analytics utilize this data to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle. LiveEngage enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. LiveEngage also reduces costs in the contact center relative to voice, by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist via messaging, who can manage several conversations at once. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates.
Professional Services.   The mission of our Professional Services team is to help customers optimize the performance of our products in order to drive incremental value through their online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their LivePerson deployment that drive strategies and decisions on how to optimize mobile and online messaging, real-time chat, and bot and AI integration. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for web design and process improvement, transcript reviews to discover both voice of the consumer insight and agent improvement opportunities, custom training of call center agents and management, conversational design, and ongoing management of messaging programs to ensure alignment with current business practices and objectives. The team’s value-added methodology and approach to guiding customers towards messaging channel and human/bot agent optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the digital world.
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
 Customers
More than 18,000 customers have deployed our business solutions, including Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous SMBs, automotive dealers, universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers through mobile and online. We plan to continue to focus on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries, within the United States and Canada, Latin America, Europe and the Asia-Pacific region.
No single customer accounted for or exceeded 10% of our total revenue in 2017, 2016 or 2015.

 Sales and Marketing
 Sales
We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels.
Our sales process focuses on how our solutions and industry expertise deliver financial and operational value that support our customers’ strategic initiatives. Our mobile and online messaging solutions are targeted at business executives whose primary responsibility is optimization of customer care, sales and marketing, or optimizing a consumer’s journey across the brand’s digital properties. Our solutions enable organizations to provide effective customer service by deflecting costly phone calls and emails to the more cost efficient mobile and online messaging channel. We focus on the value that our solutions deliver in the form of increased agent efficiency, reduced contact center costs, increased customer satisfaction, improved customer lifetime value, maximized digital consumer acquisition, and optimized website and mobile business outcomes. LivePerson supports any organization with a company-wide strategic initiative to improve the overall mobile and online consumer experience.
Within the business solutions segment we have aligned our field organization to address the different sales strategies of our target markets:

Enterprise and large mid-market. We target large mid-market and enterprise businesses primarily with direct sales and customer success teams. Across the globe we are targeting a select group of brands, many of them already customers, that hold the power to transform customer care. These enterprises have thousands of agents in their contact centers and collectively connect with billions of consumers each year. We leverage thought leadership and related events to showcase our leadership in mobile and online messaging and highlight our successes with existing reference customers. Increasingly, we are also working with large third-party system integrators, technology providers and business process outsourcers to supplement our direct sales effort.

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
Our main focus is on the automotive, financial services, retail, technology, telecommunications, and travel/hospitality industries. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our LiveEngage platform, and supporting key areas of business, especially large enterprise, but also including mid-sized and small business, the channel and international entities. We aim to achieve this by delivering high-touch, small group events for senior executives, to educate them on messaging and the transformational ways that digital communication can help their business. We also market our software via high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.
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

We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:

•
technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions such as, eGain, Genesys, Nuance, Oracle, Salesforce.com and Twilio;

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
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018 and will apply across the European Union. The GDPR will replace the current EU Data Protection Directive and will impose significantly greater compliance burdens on companies with users and/or operations in the European Union and provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue for noncompliance. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may require us to make changes to our services to enable LivePerson and/or our customers to meet the new legal requirements and may impact how data protection is addressed in our customer and vendor agreements. The European Union has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the EU’s current Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current EU member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program (“EU Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, which has had a significant impact on the transfer of data from the European Union to U.S. companies, including us. In July 2016, the European Union and the United States agreed to a new framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a new Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) was announced in January 2017 that replaces the former Swiss-U.S. Safe Harbor (“Swiss Safe Harbor”). The new EU Privacy Shield requirements could impact our business and result in substantial expense and require changes to our operations, and the EU Privacy Shield is subject to an annual review that could result in changes to our obligations. We may also have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.

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
Employees
     As of December 31, 2017, we had 981 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.
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
We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries and from companies that range from large and established companies to smaller companies and emerging start-ups, including:

•
technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions, such as eGain, Genesys, Nuance. Oracle, Salesforce.com, and Twilio;

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
Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during 2017 we experienced a foreign currency exchange impact of approximately 1% percent, or approximately $3.5 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In January 2015, we began hedging a portion of our foreign currency exchange rate exposure; however, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may nonetheless adversely affect our net income (loss). We may seek to enter into additional hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.
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

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which will become effective in May 2018 and will apply across the European Union. The GDPR will replace the current EU Data Protection Directive and will impose significantly greater compliance burdens on companies with users and/or operations in the European Union and provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue for noncompliance. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may require us to make changes to our services to enable LivePerson and/or our customers to meet the new legal requirements and may impact how data protection is addressed in our customer and vendor agreements. The European Union has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the EU’s Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current EU member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as Internet commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program (“EU Safe Harbor”), which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, which has had a significant impact on the transfer of data from the European Union to U.S. companies, including us. In July 2016, the European Union and the United States agreed to a new framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a new Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) was announced in January 2017 that replaces the former Swiss-U.S. Safe Harbor (“Swiss Safe Harbor”). The new EU Privacy Shield requirements could impact our business and result in substantial expense and require changes to our operations, and the EU Privacy Shield is subject to an annual review that could result in changes to our obligations. We may also have to require some of our vendors who process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient or if our members and customers have concerns regarding the transfer of data from the European Union to the United States, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.
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
In June 2016, voters in the United Kingdom (“U.K.”) approved a referendum to withdraw the U.K.'s membership from the European Union (“E.U.”), which is commonly referred to as “Brexit”. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. These negotiations will determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U.
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
Further volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.
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
In addition to our operations in the United States, we have operations in Australia, Canada, France, Israel, Italy, Germany, Japan, Netherlands and the United Kingdom. We have also continued to invest in global messaging initiatives and in acquisitions. Our ability to continue to expand into international markets and in the online consumer market involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.
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
During 2017, we decreased our allowance for doubtful accounts by $0.4 million from $1.7 million to approximately $1.3 million. During 2016, we increased our allowance for doubtful accounts by $0.5 million to approximately $1.7 million. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.
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
Certain of our products require some implementation services, including but not limited to, training our customers. As an open platform, we also work with other third parties on implementing a variety of integrations into our platform. We have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations. If we experience delays in implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. If new or existing customers cancel or have difficulty deploying our products or require significant amounts of our professional services, support, or customized features, revenue recognition could be canceled or delayed and our costs could increase, which could negatively impact our operating results.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2017, we determined that it is not more-likely that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.
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
In the past, we have experienced losses, we had an accumulated deficit of $163.1 million as of December 31, 2017 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, and 2013 through 2017. We recorded a net loss of $18.2 million for the year ended December 31, 2017. As of December 31, 2017, our accumulated deficit was approximately $163.1 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2017, we had $56.1 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the ongoing uncertainty in the United States and global credit markets that have affected various sectors of the financial markets and caused global credit and liquidity issues. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
Political, economic and military conditions in Israel could negatively impact our Israeli operations
Our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2017, we had 427 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party, and since March 2011, there has been a civil war in Syria, Israel’s neighboring country to the north. Occasionally, violence from Syria has spilled over across Israel’s border, and Israel has responded militarily several times since the onset of the civil war. During November 2012 and July 2014, Israel was engaged in an armed conflict with Hamas, a militia group and political party which controls the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees are located, and negatively affected business conditions in Israel. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations.
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
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, the Company's Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $50.0 million to $64.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program will diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of December 31, 2017, approximately $18.4 million remained available for purchase under the program.

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
As of December 31, 2017, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with the company’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in New York City, where we lease approximately 37,000 square feet of office space under a lease that expires in 2020. We also lease office space of approximately 68,000 square feet in Ra'anana, Israel, for research and development, sales and support under leases that expire in 2018, of approximately 40,000 square feet in Alpharetta, Georgia, for sales and support under a lease that expires in 2024; and approximately 7,300 square feet in Reading, United Kingdom, for marketing, sales and support under a lease that expires in 2019.
As of December 31, 2017, we also lease office space for marketing, sales and support of approximately 45,000 square feet in various locations in the United States, Europe, Asia and Australia. In addition, we have data centers in the United States, Europe and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.
Item 3. Legal Proceedings
We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Recent Court rulings in our favor have invalidated multiple [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for November 26, 2018. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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

The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in U.S. dollars per share) of our common stock as reported or quoted on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2017:
First Quarter	$8.05	$6.60
Second Quarter	$11.90	$6.55
Third Quarter	$13.85	$10.95
Fourth Quarter	$14.90	$10.90
Year ended December 31, 2016:
First Quarter	$6.82	$4.10
Second Quarter	$7.20	$5.69
Third Quarter	$8.50	$6.26
Fourth Quarter	$8.65	$7.45
Holders
As of February 21, 2018, there were approximately 124 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the three months ended December 31, 2017 is as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$18,395,372
10/1/2017 - 10/31/2017	—	$—	—	18,395,372
11/1/2017 - 11/30/2017	—	—	—	18,395,372
12/1/2017 - 12/31/2017	—	—	—	18,395,372
Total	—	$—	—	$18,395,372

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

(1)	The graph covers the period from December 31, 2012 to December 31, 2017.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2012 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

(3)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Stock Performance Graph above is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes, except to the extent that we specifically incorporate such information by reference into a previous or future filing, or specifically request that such information be treated as soliciting material, in each case under those statutes.

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2015, 2014 and 2013 and the related statements of operations for the years ended December 31, 2014 and 2013 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of CAO!, Synchronite and NexGraph in 2014, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$218,876	$222,779	$239,012	$209,931	$177,805
Costs and expenses:
Cost of revenue	58,205	63,161	70,310	52,703	42,555
Sales and marketing	90,905	89,529	94,728	83,253	62,488
General and administrative	43,124	43,046	37,171	40,192	39,968
Product development	40,034	40,198	38,974	37,329	36,397
Restructuring costs	2,594	2,369	3,384	—	—
Amortization of purchased intangibles	1,840	3,885	4,873	1,621	871
Total costs and expenses	236,702	242,188	249,440	215,098	182,279
Loss from operations	(17,826)	(19,409)	(10,428)	(5,167)	(4,474)
Other income (expense)	136	(530)	(202)	(322)	337
Loss before provision for (benefit from) income taxes	(17,690)	(19,939)	(10,630)	(5,489)	(4,137)
Provision for (benefit from) income taxes	501	5,934	15,814	1,859	(638)
Net loss	$(18,191)	$(25,873)	$(26,444)	$(7,348)	$(3,499)

Net loss per share of common stock:
Basic	$(0.32)	$(0.46)	$(0.47)	$(0.13)	$(0.06)
Diluted	$(0.32)	$(0.46)	$(0.47)	$(0.13)	$(0.06)

Weighted-average shares used to compute net loss per share:
Basic	56,358,017	56,063,777	56,452,408	54,478,754	54,725,236
Diluted	56,358,017	56,063,777	56,452,408	54,478,754	54,725,236
Other Financial and Operational Data:
Adjusted EBITDA (1)	$18,400	$19,198	$21,244	$22,672	$18,767
Adjusted net income (2) (3)	$4,015	$4,532	$5,803	$7,423	$7,574
(1) We define adjusted EBITDA as net loss before provision for (benefit from) income taxes, other (expense) income, net, depreciation and amortization, stock-based compensation, restructuring costs, acquisition costs and other non-recurring charges. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(2) We define adjusted net income as net income excluding amortization, stock-based compensation, restructuring costs, acquisition costs, contingent earn-out adjustments, other non-recurring charges and the related income tax effect of these adjustments. Please see “Adjusted Net Income” below for more information and for a reconciliation of adjusted net income to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.
(3) During 2017, the Company updated the methodology for calculating adjusted net income. In 2016, the Company incorporated the GAAP tax rate into the calculation, whereas in 2017, the Company now starts the calculation with GAAP pre-tax loss, then adds back amortization, stock based compensation, contingent earn-out adjustments, acquisition costs, other non-recurring, restructuring, and then applies a standardized 35% long-term projected tax rate. The prior periods (2013- 2016) were adjusted to conform to the current period presentation.

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenue	$448	$429	$1,396	$1,492	$1,954
Sales and marketing	2,500	2,515	3,088	3,399	2,851
General and administrative	3,691	3,304	3,692	3,809	4,148
Product development	2,305	3,488	3,638	3,606	3,555
Total stock-based compensation	$8,944	$9,736	$11,814	$12,306	$12,508

	As of December 31,
	2017	2016	2015	2014	2013
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,115	$50,889	$48,803	$49,372	$91,906
Working capital	13,789	17,468	39,122	34,954	88,877
Total assets	232,799	219,638	226,194	239,817	205,090
Total stockholders’ equity	140,063	138,476	165,305	180,337	159,053
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2017		2016		2015		2014	2013
Reconciliation of Adjusted EBITDA:
Net loss	$(18,191)		$(25,873)		$(26,444)		$(7,348)	$(3,499)
Amortization of purchased intangibles	4,682		6,673		8,040		5,090	2,643
Stock-based compensation	8,944		9,736		11,814		12,306	12,508
Contingent earn-out adjustments	—		—		(3,680)		—	—
Restructuring costs	2,594	(1)	2,369	(2)	3,384	(3)	—	—
Depreciation	12,358		12,011		12,114		9,071	8,090
Other non-recurring costs	7,648	(4)	7,818	(5)	—		—	—
Provision for (benefit from) income taxes	501		5,934		15,814		1,859	(638)
Acquisition costs	—		—		—		1,372	—
Other (income) expense, net	(136)		530		202		322	(337)
Adjusted EBITDA	$18,400		$19,198		$21,244		$22,672	$18,767
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted net income for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2017		2016		2015		2014		2013
Reconciliation of Adjusted Net Income
Pre-tax GAAP loss	$(17,690)		$(19,939)		$(10,630)		$(7,348)		$(3,499)
Amortization of purchased intangibles	4,682		6,673		8,040		5,090		2,643
Stock-based compensation	8,944		9,736		11,814		12,306		12,508
Restructuring costs	2,594	(1)	2,369	(2)	3,384	(3)	—		—
Other non-recurring costs	7,648	(4)	8,134	(6)	—		—		—
Contingent earn-out adjustments	—		—		(3,680)		—		—
Acquisition costs	—		—		—		1,372		—
Pre-tax GAAP adjusted net income	6,178		6,973		8,928		11,420		11,652
Income tax effect of non-GAAP items	(2,163)	(7)	(2,441)	(7)	(3,125)	(7)	(3,997)	(7)	(4,078)	(7)
Adjusted net income	$4,015		$4,532		$5,803		$7,423		$7,574
(1) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.7 million for the twelve months ended December 31, 2017.
(2) Includes severance costs of $1.6 million, wind down costs of legacy platform of $1.2 million and a benefit of $0.4 million of cash collected on previously written off bad debt for the twelve months ended December 31, 2016.
(3) Includes approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $1.7 million of severance and other associated costs for the twelve months ended December 31, 2015.
(4) Includes litigation costs of $6.2 million, executive one-time compensation payment of $1.0 million, and executive separation cost of $0.5 million for the twelve months ended December 31, 2017.
(5) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, and severance costs of $0.5 million for the twelve months ended December 31, 2016.
(6) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, severance costs of $0.5 million, and write off of office facility depreciation of $0.3 million for the twelve months ended December 31, 2016.
(7) During 2017, the Company updated the methodology for calculating adjusted net income. In 2016, the Company incorporated the GAAP tax rate into the calculation, whereas in 2017, the Company now starts the calculation with GAAP pre-tax loss, then adds back amortization, stock based compensation, contingent earn-out adjustments, acquisition costs, other non-recurring, restructuring, and then applies a standardized 35% long-term projected tax rate. The prior periods (2013- 2016) were adjusted to conform to the current period presentation.

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
Overview
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998.  LivePerson makes life easier by transforming how people communicate with brands. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and Artificial Intelligence (AI) to increase efficiency. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference, and deploy messaging at scale for customer care, marketing and sales, instead of requiring that consumers use email or call a 1-800 number. More than 18,000 businesses, including Adobe, Citibank, EE, HSBC, IBM, L'Oreal, Orange, PNC, and The Home Depot employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
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
In order to sustain growth in these segments, our strategy is to expand our position as the leading provider of online and mobile messaging solutions that transform how people communicate with brands. To accomplish this, we are focused on the following current initiatives:
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
One of the key ways we are developing our market position is by hosting customer summits for executive level attendees from our targeted enterprise customer base and prospects. These customer summits feature existing customers that have demonstrated strong success with messaging and bots on LiveEngage. We believe that scaled reference customers advocating the adoption of messaging on LiveEngage to targeted peer groups will be a key driver of our growth. In 2017 we increased the pacing and scale of these summits, a pattern that we expect to continue in 2018.
     Fuel Increased Usage by Expanding Messaging Channels, Use Cases and Interaction Types. LiveEngage currently supports numerous messaging endpoints including branded mobile apps, mobile and desktop web browsers, IVRs, SMS, Facebook Messenger and LINE. We intend to increase the number of endpoints supported by the LiveEngage platform to include additional third-party social apps and device-based systems. We also intend to broaden the use cases of LiveEngage across our customer base, to support care, sales, marketing and retail footprints. In addition, LivePerson continues to expand the breadth of interaction types available to customers on the platform. For example, in addition to our broad suite of messaging and real-time chat technologies, customers have access to content delivery, analytics, cobrowse, and PCI compliance, as well as proprietary and third-party bot offerings. LivePerson offers a platform pricing model, which provides businesses access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe this model will lead to growth opportunities for LivePerson as customers adopt new messaging channels, use cases and interaction types.
    Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. For example, in 2015, we integrated LiveEngage with one of the leading consumer messaging platforms. In 2016, we integrated LiveEngage with one of the leading mobile search ad extensions, enabling consumers to initiate SMS messaging conversations with brands directly out of their mobile search results. In 2017, LivePerson launched the LiveEngage for Bots program and we have subsequently integrated LiveEngage with multiple artificial intelligence/bots vendors, including IBM Watson.
Our offering is vendor agnostic, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePersons' proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2017, we allocated additional resources to supporting partners and we expect this investment to increase as our partner network expands.
     Maintaining Market Leadership in Technology and Security Expertise. As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation. In order to better support our customers and to attract the best talent, LivePerson is globalizing research and development. We now have tech centers in Israel; Mannheim, Germany; New York; Atlanta and Mountain View, California. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.
     International Presence. LivePerson is focused on expanding its international revenue contribution, which increased to 37% of total revenue in 2017, from 34% in 2016 and 33% in 2015. LivePerson generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners.
     Continuing to Build Brand Recognition. As a pioneer of brand-to-consumer digital messaging, LivePerson enjoys strong brand recognition and credibility. We continue to develop relationships with the media, industry analysts and relevant business associations to enhance awareness of our leadership within the care, sales, tech and marketing industries. With a vision of becoming the leader in messaging, we’ve hosted several private executive events for our customers and prospects, highlighting our expertise and the breadth of our services. These private executive events have led us to close several high-profile deals and we are continuing them throughout 2018. Our focus on connecting large enterprise businesses and their millions of consumers securely and at scale is a primary differentiator for LivePerson and a key component of our marketing strategy. We strategically target decision makers and influencers within several key vertical markets, leveraging customer successes to generate increased awareness and demand for brand-to-consumer messaging. In addition, our brand name may also be visible to both business users and consumers on a brand’s website, within the dialog messaging window. We also engage in digital marketing campaigns that promote our brand on web searches and third-party sites.
      Increasing the Value of Our Service to Our Customers. Leveraging LiveEngage to shift communication between consumers and brands from 1-800 number calls to AI and human-powered messaging is the most important initiative in LivePerson's history. We believe that adoption of LiveEngage will align brands with consumer communication preferences, improve the customer experience and reduce contact center costs. Our platform strategy makes available the full suite of LivePerson’s capabilities through a single solution. In addition, the open architecture of LiveEngage will enable LivePerson to rapidly add new capabilities either directly or through partners. For example, we see opportunities for additional efficiencies in the contact center through the integration of artificial intelligence and bots. Because we directly manage the server infrastructure, we can make new features available to our customers immediately upon release, without customer or end-user installation of software or hardware. Our strategy is to continue to enhance the LiveEngage messaging platform and to leverage the substantial amount of mobile and online consumer data we collect, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
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

Key Metrics
Financial overview of the three and twelve months ended December 31, 2017 compared to the comparable periods in 2016 are as follows:

•
Revenue increased 2% and decreased 2% to $57.4 million and $218.9 million in the three and twelve months ended December 31, 2017, respectively, from $56.1 million and $222.8 million in the comparable periods in 2016.

•
Revenue from our Business segment increased 2% and decreased 2% to $52.9 million and $201.4 million in the three and twelve months ended December 31, 2017, respectively, from $51.9 million and $206.5 million in the comparable periods in 2016.

•	Gross profit margin increased to 74% and 73% in the three and twelve months ended December 31, 2017 from 73% and 72% in the comparable periods in 2016.

•
Cost and expenses decreased 2% to $63.3 million and $236.7 million in the three and twelve months ended December 31, 2017, respectively, from $64.4 million and $242.2 million in the comparable periods in 2016.

•
Net loss decreased to $3.7 million and $18.2 million in the three and twelve months ended December 31, 2017, respectively, from net loss of $9.6 million and $25.9 million for the three and twelve months ended December 31, 2016, respectively.

•	Trailing-twelve-month average revenue per enterprise and mid-market customer was greater than $220,000 in 2017, as compared to approximately $200,000 in 2016.

•	Revenue retention rate for enterprise and mid-market customers on LiveEngage was greater than 100% for the twelve-months ended December 31, 2017 and 2016.
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
Revenue from our Business segment accounted for 92%, 93%, and 94% of total revenue for the year ended December 31, 2017, 2016, and 2015, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the year ended December 31, 2017 and 2016. Revenue attributable to our monthly hosted Business services accounted for 90% of total Business revenue for the years ended December 31, 2015. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag has typically ranged from 30 to 90 days, it may take more time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users is recognized net of Expert fees and accounted for approximately 8%, 7%, and 6% of total revenue for the years ended December 31, 2017, 2016, and 2015, respectively.
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
During 2017, we decreased our allowance for doubtful accounts from $1.7 million to approximately $1.3 million, principally due to an increase in write-offs compared to 2016. During 2016, we increased our allowance for doubtful accounts by approximately $0.5 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2017, 2016 and 2015 consist of (amounts in thousands):

	2017	2016	2015
Stock-based compensation expense	$8,944	$9,736	$11,814
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

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	27%	28%	29%
Sales and marketing	42%	40%	40%
General and administrative	20%	19%	16%
Product development	18%	18%	16%
Restructuring costs	1%	1%	1%
Amortization of purchased intangibles	1%	2%	2%
Total costs and expenses	108%	109%	104%
Loss from operations	(8)%	(9)%	(4)%
Other income (expense), net	—%	—%	—%
Loss before provision for income taxes	(8)%	(9)%	(4)%
Provision for income taxes	—%	3%	7%
Net loss	(8)%	(12)%	(11)%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$201,426	$206,521	(2)%	$206,521	$223,803	(8)%
Consumer	17,450	16,258	7%	16,258	15,209	7%
Total	$218,876	$222,779	(2)%	$222,779	$239,012	(7)%
Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. Business revenue decreased by 2% to $201.4 million for the year ended December 31, 2017, from $206.5 million for the year ended December 31, 2016. This decrease is primarily attributable to revenue from existing customers of approximately $14.9 million, net of cancellations, and revenue that is variable based on interactions and usage in the amount of $1.0 million. This is partially offset by increases in revenue from new customers of approximately $10.1 million and from professional services of approximately $0.7 million.
Business revenue decreased by 8% to $206.5 million for the year ended December 31, 2016, from $223.8 million for the year ended December 31, 2015. The decrease is primarily attributable to revenue from existing customers of approximately $22.5 million, net of cancellations, and revenue that is variable based on interactions and usage in the amount of $5.3 million. This is partially offset by increases in revenue from new customers of approximately $10.0 million and revenue from professional services of approximately $0.5 million.
    The overall decrease in business revenue is primarily attributable to our focus in 2016 on migration of current customers from our old platform to our new LiveEngage platform rather than sales to new customers or expansion of our services to existing customers, which has a carry-over effect in 2017. As of January 1, 2017, our focus shifted back to selling and expanding our base of messaging customers. In addition, the majority of customers had been notified for end of life on the legacy offering in 2017, and not every legacy customer has elected to move to LiveEngage. We continue to see a decrease in existing customer cancellations quarter over quarter. During the fourth quarter 2017, we returned to year over year revenue growth.
Consumer revenue increased by 7% to $17.5 million for the year ended December 31, 2017, from the year ended December 31, 2016. This increase is primarily attributable to an increase in price per minute along with an increase in gross fees. Consumer revenue increased by 7% to $16.3 million for the year ended December 31, 2016, from the year ended December 31, 2015. This increase is primarily attributable to an increase in chat minutes, along with an increase in gross fees.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Business	$54,600	$60,352	(10)%	$60,352	$67,901	(11)%
Percentage of total revenue	25%	27%		27%	28%
Headcount (at period end)	205	236	(13)%	236	286	(17)%

Cost of revenue decreased by 10% to $54.6 million in 2017, from $60.4 million in 2016. This decrease in expense is primarily attributable to a decrease in salary and related employee expenses of approximately $3.1 million, a decrease in primary and backup server facilities and allocated overhead cost related to costs of supporting our server and network infrastructure of approximately $1.5 million, and a decrease in depreciation of approximately $1.3 million.
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

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$3,605	$2,809	28%	$2,809	$2,409	17%
Percentage of total revenue	2%	1%		1%	1%
Headcount (at period end)	18	16	13%	16	17	(6)%
Cost of revenue increased by 28% to $3.6 million in 2017, from $2.8 million in 2016. This is primarily related to an increase in salary and related employee expenses of approximately $1.1 million. This increase is partially offset by a decrease in backup server facilities of approximately $0.5 million.
Cost of revenue increased by 17% to $2.8 million in 2016, from $2.4 million in 2015. This is primarily attributable to an increase in backup server facilities of approximately $0.6 million, an increase in business services and outsourced labor of approximately $0.2 million, an increase in depreciation of approximately $0.2 million, and an increase of credit card processing fees of approximately $0.2 million. This is partially offset by a decrease in salary and related employee expenses of approximately $0.8 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$82,420	$82,063	—%	$82,063	$87,975	(7)%
Percentage of total revenue	38%	37%		37%	37%
Headcount (at period end)	291	310	(6)%	310	324	(4)%
Sales and marketing expenses remained relatively flat in 2017 as compared to 2016. There was an increase in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $3.1 million, an increase in business services and outsourced labor of approximately $1.7 million, and an increase in depreciation expense by approximately $0.3 million. This was offset by a decrease in salary and related employee expenses of approximately $4.7 million.
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
We have realigned our go-to-market strategy around LiveEngage. Our outreach efforts are primarily focused on fostering a community of thought and industry leadership by targeting several hundred of the world's largest brands through conference calls and events. This approach enables LivePerson to run a leaner, nimbler field organization.

Sales and Marketing — Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$8,485	$7,466	14%	$7,466	$6,753	11%
Percentage of total revenue	4%	3%		3%	3%
Headcount (at period end)	12	11	9%	11	9	22%
Sales and marketing expenses increased by 14% to $8.5 million in 2017, from $7.5 million in 2016. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.9 million and an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $0.1 million.
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

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
General and administrative	$43,124	$43,046	—%	$43,046	$37,171	16%
Percentage of total revenue	20%	19%		19%	16%
Headcount (at period end)	113	112	1%	112	115	(3)%

General and administrative expenses remained relatively flat in 2017 as compared to 2016. There was an increase in salaries and employee related expenses of approximately $0.3 million and a net increase in non-recurring costs of approximately $0.2 million. Non-recurring costs consisted of an increase in litigation of approximately $1.3 million, executive one-time compensation of approximately $1.0 million, and executive separation costs of approximately $0.5 million, offset partially by the write off of technology licenses in 2016 of approximately $2.6 million. The overall general and administrative expense variance was offset by a decrease in business services and outsourced labor of approximately $0.2 million and a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.2 million.
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

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Product development	$40,034	$40,198	—%	$40,198	$38,974	3%
Percentage of total revenue	18%	18%		18%	16%
Headcount (at period end)	342	300	14%	300	253	19%

Product development costs remained relatively flat in 2017 as compared to 2016. There was a decrease in compensation and related costs of approximately $1.6 million and in business services and outsourced labor of approximately $0.3 million. This was offset by an increase in depreciation expense of approximately $1.3 million and an increase in allocated occupancy costs and related overhead of approximately $0.3 million.
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
We continue to invest in new product development efforts to expand the capability of LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40, "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. During the year ended December 31, 2017 and 2016, $8.3 million and $3.7 million was capitalized, respectively.

Restructuring Costs

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$2,594	$2,369	9%	$2,369	$3,384	(30)%
Percentage of total revenue	1%	1%		1%	1%
Restructuring costs increased by 9% to $2.6 million in 2017, from $2.4 million in 2016. This increase is attributable to an increase in wind down costs of approximately $0.8 million related to shutting down the legacy platform and a benefit of approximately $0.4 million taken in 2016 related to cash collected on previously written off bad debt of a large customer contract that ended. This was offset partially by a decrease in severance and other associated costs of $1.0 million.
Restructuring costs decreased by 30% to $2.4 million in 2016, from $3.4 million in 2015. This decrease is attributable to termination costs of approximately $1.7 million surrounding a customer contract that ended in 2015 and subsequent cash collection of a portion written off of approximately $0.4 million the termination cost in 2016. This was partially offset by wind down costs related to shutting down the legacy platform of approximately $1.1 million.
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,840	$3,885	(53)%	$3,885	$4,873	(20)%
Percentage of total revenue	1%	2%		2%	2%
Amortization expense for purchased intangibles decreased by 53% to $1.8 million in 2017, from $3.9 million in 2016 and decreased by 20% to $3.9 million in 2016, from $4.9 million in 2015. The variance in 2017 is primarily attributable to the full amortization of past acquisitions along with continued amortization of our 2014 acquisitions of CAO!, Synchronite, and our investments in technology licenses. The variance in 2016 is primarily attributable the decrease in amortization of Engage and Look.Io of approximately $0.4 million and the decrease in CAO intangible assets of approximately $0.6 million. Additional amortization expense in the amount of $2.8 million was included in cost of revenue for the years ended December 31, 2017 and

2016. Additional amortization expense in the amount of $3.2 million was included in cost of revenue for the year ended December 31, 2015.
Other (Expense) Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, AUS dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$136	$(530)	(126)%	$(530)	$(202)	162%
Other income (expense) increased by 126% to income of $0.1 million in 2017, from an expense of $0.5 million in 2016. This was primarily attributable to an increase in realized and unrealized gain due to foreign exchange of approximately $0.5 million and a decrease in finance hedging and other financial income of approximately $0.2 million.
Other income (expense) deceased by $0.3 million in 2016 compared to 2015. This was primarily attributable to an increase in realized and unrealized loss due to foreign exchange of approximately $0.4 million and a decrease in other financial income of approximately $0.1 million. This was partially offset by an increase in income from finance hedging of approximately $0.2 million.

Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$501	$5,934	(92)%	$5,934	$15,814	(62)%
Income tax expense decreased by 92% to $0.5 million in 2017, from $5.9 million in 2016. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.  The decrease was primarily attributable to a benefit recorded in the fourth quarter of 2017 as a result of the Tax Cuts and Jobs Act, which was passed on December 22, 2017. Prior to the passage of the tax law, we had an indefinite lived intangible that was not available to be netted against existing deferred tax assets for purposes of determining the valuation allowance.  As a result of the Tax Cuts and Jobs Act the federal tax rate decreased from 34% to 21%. Net operating losses incurred after December 31, 2017 will have an indefinite carryforward period and will be available to offset 80% of taxable income in future years.
Income tax expense decreased by 62% to $5.9 million in 2016, from $15.8 million in 2015. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. The decrease was a result of the valuation allowance established for a significant portion of our deferred tax asset on our balance sheet as it was determined to be more likely than not that we would not realize a portion of our deferred tax asset.
Net Loss
We had a net loss of $18.2 million in 2017 compared to a net loss of $25.9 million in 2016. Revenue decreased approximately $3.9 million, operating expenses decreased by approximately $5.5 million, the provision for income taxes decreased approximately $5.4 million, and other income (expense), net increased by $0.7 million, contributing to a net decrease in net loss of approximately $7.7 million.
We had a net loss of $25.9 million in 2016 compared to a net loss of $26.4 million in 2015. Revenue decreased approximately $16.2 million, operating expenses decreased by approximately $7.3 million, the provision for (benefit from) income taxes decreased approximately $9.9 million, and other income (expense), net decreased by approximately $0.3 million, contributing to a net decrease in net loss of approximately $0.6 million.

Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2017. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$57,390	$56,493	$54,074	$50,919	$56,118	$54,518	$56,679	$55,464

Costs and Expenses:
Cost of revenue	14,749	14,541	15,134	13,781	14,952	14,837	17,508	15,864
Sales and marketing	24,210	21,603	23,392	21,700	21,698	22,067	23,088	22,676
General and administrative	12,596	10,398	10,437	9,692	13,287	10,069	10,161	9,529
Product development	11,023	9,726	9,326	9,958	10,770	9,495	10,719	9,214
Restructuring costs	279	—	2,076	240	2,753	(384)	—	—
Amortization of purchased intangibles	428	470	470	472	931	1,013	1,017	924
Total costs and expenses	63,285	56,738	60,835	55,843	64,391	57,097	62,493	58,207
Loss from operations	(5,895)	(245)	(6,761)	(4,924)	(8,273)	(2,579)	(5,814)	(2,743)
Other (expense) income	(276)	191	(99)	320	(395)	(123)	(646)	634
Loss before (benefit from) provision for income taxes	(6,171)	(54)	(6,860)	(4,604)	(8,668)	(2,702)	(6,460)	(2,109)
(Benefit from) provision for income taxes	(2,499)	1,256	673	1,072	897	3,177	1,306	554
Net loss	$(3,672)	$(1,310)	$(7,533)	$(5,676)	$(9,565)	$(5,879)	$(7,766)	$(2,663)

Net loss per share of common stock:
Basic	(0.06)	(0.02)	(0.13)	(0.10)	(0.17)	(0.10)	(0.14)	(0.05)
Diluted	(0.06)	(0.02)	(0.13)	(0.10)	(0.17)	(0.10)	(0.14)	(0.05)

Weighted-average shares used to compute net loss per share
Basic	56,965,111	56,524,990	55,954,158	55,975,093	55,861,872	56,047,645	55,965,525	56,386,003
Diluted	56,965,111	56,524,990	55,954,158	55,975,093	55,861,872	56,047,645	55,965,525	56,386,003

Liquidity and Capital Resources

	December 31,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$10,290	$24,560
Cash flows used in investing activities	(15,320)	(11,452)
Cash flows provided by (used in) financing activities	7,209	(7,068)
As of December 31, 2017, we had approximately $56.1 million in cash and cash equivalents, an increase of approximately $5.2 million from December 31, 2016. This increase is primarily attributable to cash provided by operating activities of approximately $10.3 million, proceeds from issuance of common stock of approximately $9.0 million, and the effect of foreign exchange rate changes on cash and cash equivalents of approximately $3.0 million. This was partially offset by cash used in investing activities of approximately $15.3 million and the repurchase of common stock of approximately $1.7 million.

Net cash provided by operating activities was $10.3 million in the year ended December 31, 2017. Our net loss was $18.2 million, but that net loss was impacted by non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and provision for doubtful accounts. Furthermore, there were increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings and accrued expenses. This was partially offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and deferred tax liability. Net cash provided by operating activities was $24.6 million in the year ended December 31, 2016 and consisted primarily of non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and impairment on investments. Furthermore, there were increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings, accrued expenses and decreases in prepaid expenses and other current assets. This was partially offset by net loss and an increase in accounts receivable.
Net cash used in investing activities was $15.3 million in the year ended December 31, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities and purchases of intangibles. This was partially offset by a decrease in cash held as collateral. Net cash used in investing activities was $11.5 million in the year ended December 31, 2016 was due primarily to the purchase of fixed assets for our co-location facilities and purchases of intangibles. This was partially offset by a decrease in cash held as collateral.
Net cash provided by financing activities was $7.2 million in the year ended December 31, 2017 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options offset partially by the repurchase of our common stock. Net cash used in financing activities was $7.1 million in the year ended December 31, 2016 and consisted primarily of the repurchase of our common stock offset in part by the proceeds from the issuance of common stock in connection with the exercise of stock options.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2017, 2016 and 2015, was approximately $8.9 million, $10.0 million and $9.9 million, respectively.
As of December 31, 2017, our principal commitments were approximately $24.5 million under various operating leases, of which approximately $9.8 million is due in 2018. We currently expect that our principal commitments for the year ending December 31, 2018 will not exceed approximately $10.0 million in the aggregate.
Our contractual obligations at December 31, 2017 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$24,512	$9,797	$10,432	$2,571	$1,712
Total	$24,512	$9,797	$10,432	$2,571	$1,712
Capital Expenditures
Total capital expenditures in 2017 were approximately $17.4 million, primarily related to the continued expansion of our co-location facilities. Our total capital expenditures are not currently expected to exceed $ 14.5 million in 2018. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.
Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.

We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2017.
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
As of December 31, 2017, there was approximately $9.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. As of December 31, 2017, there was approximately $6.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2017, 2016 or 2015. No single customer accounted for or exceeded 10% of our total accounts receivable in 2017 and 2016. During 2017, we decreased our allowance for doubtful accounts from $1.7 million to approximately $1.3 million, principally due to analysis of the accounts receivable aging.
A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.
Goodwill
The Company records goodwill when the consideration paid in a business combination exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but instead is required to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.
The Company performs testing for impairment of goodwill in its third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of the Company’s reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
We evaluate for goodwill impairment annually at September 30th. At the end of the third quarter of 2017, 2016, 2015, we determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance as we considered our cumulative loss in recent years as a significant piece of negative evidence. During the year ended December 31, 2017, there was a reduction in the valuation allowance of $4.6 million.
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
Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU 2018-02 affects any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. We are currently evaluating the impact of this updated standard, but do not believe this update will have a significant impact on our consolidated financial statements.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12").  This new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. We do not expect the adoption of ASU 2017-12 to have a material effect on our financial position, results of operations or cash flows.
In May 2017, the FASB issued Accounting Standards Update 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (“ASU 2017-09”). This update clarifies and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. ASU 2017-09 is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this updated standard, but do not believe this update will have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This update is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and(c)classification on the statement of cash flows. We adopted this ASU as of the beginning of the first quarter of 2017 and have elected to continue to estimate expected forfeitures over the course of a vesting period. Further, this ASU eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. The adoption of ASU 2016-09 did not have any material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. We are currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on our consolidated financial statements and related disclosures. We are also in the process of aggregating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of the initial adoption as an adjustment to the opening balance of retained earnings.

We will adopt the guidance relating to Topic 606 using the modified retrospective approach effective January 1, 2018 and expect no adjustment to retained earnings. We will record revenue over time as control is transferred to our customer, due to the stand-ready nature of our services provided. We will adopt the standard through the application of the portfolio approach. To assess the amended guidance and formulate an implementation plan, we read the amended guidance, attended trainings and consulted with external accounting professionals. Collaboratively we identified all major contract types and assessed the potential impact of the amended guidance. We selected a sample of customer contracts to assess under the guidance of the new standard that were characteristically representative of each revenue stream. We then made an additional sample of customer contracts based on size to validate our analysis and conclusions. We do not expect to have any significant changes to the timing of revenue recognition as a result of adopting the new standard. In assessing the impact of adopting the guidance on disclosures, we anticipate to have additional disclosures regarding the disaggregation of revenues by business segment, the presentation and roll forward of various contract account balances, changes to our accounting policy, as well as other significant judgments and disclosures regarding performance obligations and the implementation of the amended guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the scope of our Israeli operations, there is currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). For the year ended December 31, 2017, the U.S dollar depreciated as compared to the NIS by an average of 7% as compared to December 31, 2016. For the year ended December 31, 2017, expenses generated by our Israeli operations totaled approximately $59.8 million. During 2017, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2017, we decreased our allowance for doubtful accounts from $1.7 million to approximately $1.3 million, principally due to an increase in write-offs compared to 2016. During 2016, we increased our allowance for doubtful accounts by approximately $0.5 million to approximately $1.7 million, principally due to analysis of the accounts receivable aging. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2005.
New York, New York

March 15, 2018

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,115	$50,889
Cash held as collateral	1,451	3,962
Accounts receivable, net of allowance for doubtful accounts of $1,318 and $1,732, in 2017 and 2016, respectively	37,926	31,823
Prepaid expenses and other current assets	7,352	5,477
Total current assets	102,844	92,151
Property and equipment, net	34,705	28,397
Intangibles, net	12,366	16,510
Goodwill	80,531	80,245
Deferred tax assets, net	753	773
Other assets	1,600	1,562
Total assets	$232,799	$219,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,481	$7,288
Accrued expenses and other current liabilities	48,011	40,250
Deferred revenue	35,563	27,145
Total current liabilities	89,055	74,683
Other liabilities	2,766	3,147
Deferred tax liability	915	3,332
Total liabilities	92,736	81,162

Commitments and contingencies (See Note 9)
STOCKHOLDERS' EQUITY:
Common stock	60	58
Additional paid-in capital	305,676	289,524
Treasury stock	(3)	(2)
Accumulated deficit	(163,135)	(144,944)
Accumulated other comprehensive loss	(2,535)	(6,160)
Total stockholders’ equity	140,063	138,476
Total liabilities and stockholders’ equity	$232,799	$219,638
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2017	2016	2015
Revenue	$218,876	$222,779	$239,012
Costs and expenses:(1) (2) (3)
Cost of revenue	58,205	63,161	70,310
Sales and marketing	90,905	89,529	94,728
General and administrative	43,124	43,046	37,171
Product development	40,034	40,198	38,974
Restructuring costs	2,594	2,369	3,384
Amortization of purchased intangibles	1,840	3,885	4,873
Total costs and expenses	236,702	242,188	249,440
Loss from operations	(17,826)	(19,409)	(10,428)
Other income (expense), net	136	(530)	(202)
Loss before provision for income taxes	(17,690)	(19,939)	(10,630)
Provision for income taxes	501	5,934	15,814
Net loss	$(18,191)	$(25,873)	$(26,444)

Net loss per share of common stock:
Basic	$(0.32)	$(0.46)	$(0.47)
Diluted	$(0.32)	$(0.46)	$(0.47)

Weighted-average shares used to compute net loss income per share:
Basic	56,358,017	56,063,777	56,452,408
Diluted	56,358,017	56,063,777	56,452,408

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$448	$429	$1,396
Sales and marketing	2,500	2,515	3,088
General and administrative	3,691	3,304	3,692
Product development	2,305	3,488	3,638

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$7,150	$8,234	$9,091
Sales and marketing	1,625	1,315	1,232
General and administrative	1,226	1,418	893
Product development	2,357	1,044	898

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$2,842	$2,788	$3,167
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(18,191)	$(25,873)	$(26,444)
Foreign currency translation adjustment	3,625	(3,624)	(1,398)
Comprehensive loss	$(14,566)	$(29,497)	$(27,842)

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2014	56,701,331	$57	(544,396)	$(1)	$274,046	$(92,627)	$(1,138)	$180,337
Common stock issued upon exercise of stock options	645,531	—	—	—	2,904	—	—	2,904
Stock-based compensation	—	—	—	—	11,814	—	—	11,814
Common stock issued under Employee Stock Purchase Plan	170,857	—			1,497	—	—	1,497
Common stock repurchase	(142,812)	—	(277,360)	—	(4,202)	—	—	(4,202)
Tax benefit from exercise of employee stock options	—		—	—	797	—	—	797
Net loss	—	—	—	—	—	(26,444)	—	(26,444)
Other comprehensive loss	—	—	—	—	—	—	(1,398)	(1,398)
Balance at December 31, 2015	57,374,907	57	(821,756)	(1)	286,856	(119,071)	(2,536)	165,305
Common stock issued upon exercise of stock options	324,502	—	—	—	1,806	—	—	1,806
Common stock issued upon vesting of restricted stock units	393,504	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,736	—	—	9,736
Common stock issued under Employee Stock Purchase Plan	183,534	—	—	—	1,092	—	—	1,092
Common stock repurchase	—	—	(1,518,349)	(1)	(9,966)	—	—	(9,967)
Net loss	—	—	—	—	—	(25,873)	—	(25,873)
Other comprehensive loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance at December 31, 2016	58,276,447	58	(2,340,105)	(2)	289,524	(144,944)	(6,160)	138,476
Common stock issued upon exercise of stock options	853,885	1	—	—	7,490	—	—	7,491
Common stock issued upon vesting of restricted stock units	363,429	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,944	—	—	8,944
Common stock issued under Employee Stock Purchase Plan	170,208	—	—	—	1,459	—	—	1,459
Common stock repurchase	—	—	(247,430)	(1)	(1,741)	—	—	(1,742)
Net loss	—	—	—	—	—	(18,191)	—	(18,191)
Other comprehensive income	—	—	—	—	—	—	3,625	3,625
Balance at December 31, 2017	59,663,969	$60	(2,587,535)	$(3)	$305,676	$(163,135)	$(2,535)	$140,063

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net loss	$(18,191)	$(25,873)	$(26,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,944	9,736	11,814
Depreciation	12,358	12,011	12,114
Impairment on investments	—	2,600	—
Amortization of tenant allowance	(166)	(180)	—
Amortization of purchased intangibles	4,682	6,673	8,040
Change in fair value of contingent consideration	—	—	(3,680)
Provision for doubtful accounts, net	1,895	1,831	2,361
Deferred income taxes	(2,397)	1,852	14,456

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,998)	(3,265)	(1,368)
Prepaid expenses and other current assets	(1,867)	3,845	724
Other assets	(38)	196	130
Accounts payable	(2,743)	185	(1,916)
Accrued expenses and other current liabilities	7,838	2,982	1,193
Deferred revenue	8,418	13,283	1,869
Other liabilities	(445)	(1,316)	2,538
Net cash provided by operating activities	10,290	24,560	21,831

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(17,390)	(12,344)	(12,980)
Payments for acquisitions and intangible assets, net of cash acquired	(441)	(555)	(150)
Cash held as collateral	2,511	1,447	(5,409)
Net cash used in investing activities	(15,320)	(11,452)	(18,539)

FINANCING ACTIVITIES:
Repurchase of common stock	(1,742)	(9,967)	(4,202)
Excess tax benefit from the exercise of employee stock options	—	—	797
Payments related to contingent consideration	—	—	(2,883)
Proceeds from issuance of common stock in connection with the exercise of options	8,951	2,899	4,401
Net cash provided by (used in) financing activities	7,209	(7,068)	(1,887)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,047	(3,954)	(1,974)
CHANGE IN CASH AND CASH EQUIVALENTS	5,226	2,086	(569)
CASH AND CASH EQUIVALENTS - Beginning of the year	50,889	48,803	49,372
CASH AND CASH EQUIVALENTS - End of the year	$56,115	$50,889	$48,803

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,551	$424	$1,882
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$936	$2,497	$1,926
Leasehold improvements funded by landlord	$—	$1,440	$326
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with an U.S. office in Alpharetta (Georgia) and Mountain View (CA), and international offices in Amsterdam, Berlin, London, Mannheim, Melbourne, Milan, Paris, Ra'anana (Israel), Reading (UK), Tel Aviv (Israel), and Tokyo.
LivePerson provides mobile and online business messaging solutions that power digital communication between brands and consumers. LiveEngage, the Company’s enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and artificial intelligence (AI) to increase efficiency. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. LivePerson allows brands to align with this new consumer preference, and deploy messaging at scale for customer care, marketing, and sales, instead of requiring that consumers use email or call a 1-800 number.
LiveEngage was designed to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message services (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of having them navigate interactive voice response systems (IVR) and wait on hold. The platform seamlessly integrates with third-party bots, enabling brands to manage both AI- based agents and human agents from a single console.
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
Reclassification
For comparability, certain 2015 and 2016 amounts have been reclassified where appropriate, to conform to the financial presentation in 2017.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2017 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2017, 2016 or 2015. No single customer accounted for or exceeded 10% of the Company's total accounts receivable in 2017 and 2016.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The activity in the allowance for doubtful accounts is as follows (amounts in thousands):

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2015	$1,275	$2,361	$(2,452)	$1,184
2016	$1,184	$1,831	$(1,283)	$1,732
2017	$1,732	$1,895	$(2,309)	$1,318
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense, which includes depreciation of internal use software totaled $12.4 million, $12.0 million, and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company capitalized internal-use software costs of $8.3 million, $3.7 million, and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Goodwill and Intangible Assets
The Company records goodwill when the consideration paid in a business combination exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but instead is required to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.
The Company performs testing for impairment of goodwill in its third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) market capitalization of the Company, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of the Company’s reporting unit with its respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.”
The Company evaluates for goodwill impairment annually at September 30th and at the end of the third quarter of 2017, 2016, and 2015, the Company determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test on both the Company's Business and Consumer segments. The Company assessed qualitative facts while summarizing the totality of events and circumstances and considered the extent to which adverse events or circumstances could affect the reporting unit's fair value as well as the consideration of positive and mitigating events and circumstances that would affect the determination of whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount.
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
Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred in the sales and marketing expense on the consolidated statement of operations. Such costs totaled approximately $15.8 million, $10.9 million, and $10.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Comprehensive Loss
In accordance with ASC 220, "Comprehensive Income", the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income (loss), and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive loss for all periods presented is related to the effect of foreign currency translation.
Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU 2018-02 affects any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12").  This new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company does not expect the adoption of ASU 2017-12 to have a material effect on its financial position, results of operations or cash flows.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on its consolidated financial statements and related disclosures. The Company is also in the process of aggregating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.
In May 2014, the FASB issued ASC 2014-09, Revenue from Contracts with Customers (“Topic 606”). The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. Topic 606, becomes effective for annual periods beginning after December 15, 2017. The Company currently plans to adopt the standard using the “modified retrospective method.” Under that method, the Company will apply the rules to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of the initial adoption as an adjustment to the opening balance of retained earnings.
The Company will adopt the guidance relating to Topic 606 using the modified retrospective approach effective January 1, 2018 and will expect no adjustment to retained earnings. The Company will record revenue over time as control is transferred to the customer, due to the stand-ready nature of our services provided. The Company will adopt the standard through the application of the portfolio approach. To assess the amended guidance and formulate an implementation plan, the Company has read the amended guidance, attended trainings and consulted with external accounting professionals. Collaboratively the Company has identified all major contract types and assessed the potential impact of the amended guidance. The Company has selected a sample of customer contracts to assess under the guidance of the new standard that were characteristically representative of each revenue stream. The Company then made an additional sample of customer contracts based on size to validate its analysis and conclusions. The Company does not expect to have any significant changes to the timing of revenue recognition as a result of adopting the new standard. In assessing the impact of adopting the guidance on disclosures, the Company anticipates to have additional disclosures regarding the disaggregation of revenues by business segment, the presentation and roll forward of various contract account balances, changes to its accounting policy, as well as other significant judgments and disclosures regarding performance obligations and the implementation of the amended guidance.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Diluted net loss per common share for the year ended December 31, 2017 does not include the effect of options to purchase 8,831,798 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2016 does not include the effect of options to purchase 8,956,932 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2015 does not include the effect of options to purchase 10,345,356 shares of common stock awards as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2017	2016	2015
Basic	56,358,017	56,063,777	56,452,408
Effect of assumed exercised options	—	—	—
Diluted	56,358,017	56,063,777	56,452,408

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Summarized financial information by segment for the year ended December 31, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$178,686	$—	$—	$178,686
Hosted services – Consumer	—	17,450	—	17,450
Professional services	22,740	—	—	22,740
Total revenue	201,426	17,450	—	218,876
Cost of revenue	54,600	3,605	—	58,205
Sales and marketing	82,420	8,485	—	90,905
Amortization of purchased intangibles	1,840	—	—	1,840
Unallocated corporate expenses	—	—	85,752	85,752
Operating income (loss)	$62,566	$5,360	$(85,752)	$(17,826)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2017	2016	2015
United States	$137,433	$146,733	$159,539
Other Americas (1)	6,987	6,818	12,296
Total Americas	144,420	153,551	171,835
EMEA (2) (4)	56,310	50,511	51,548
APAC (3)	18,146	18,717	15,629
Total revenue	$218,876	$222,779	$239,012
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenue from the United Kingdom of $38.9 million, $35.3 million, and $38.2 million for the twelve months ended December 31, 2017, 2016, and 2015, respectively.

The following table presents the Company's long-lived assets by geographic region for the years ended (amounts in thousands):

	December 31,
	2017	2016
United States	$95,716	$93,845
Israel	13,079	13,940
Australia	9,504	9,496
Netherlands	8,363	7,495
Other (1)	3,293	2,711
Total long-lived assets	$129,955	$127,487
(1) United Kingdom, Germany, Japan, France, and Italy

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2017	2016
Computer equipment and software	$100,815	$82,477
Furniture, equipment and building improvements	15,355	15,027
	116,170	97,504
Less: accumulated depreciation	(81,465)	(69,107)
Total	$34,705	$28,397
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain co-location assets were longer than the estimated useful lives used for depreciation purposes in the Company's financial statements. As a result, effective August 1, 2016, the Company changed its estimates of the useful lives of its co-location assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the co-location assets that previously averaged three years were increased to an average of four years. The effect of this change in estimate was to reduce depreciation expense and net loss by $1.4 million and $1.0

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

4. Property and Equipment - (Continued)

million and decrease basic and diluted loss per share by $0.02 for the twelve months ended December 31, 2017 and December 31, 2016, respectively. Aggregate depreciation expense for property and equipment was $12.4 million, $12.0 million and $12.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2017 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2016	$72,221	$8,024	$80,245
Adjustments to goodwill:
Foreign exchange adjustments	286	—	286
Balance as of December 31, 2017	$72,507	$8,024	$80,531
The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2015	$72,298	$8,024	$80,322
Adjustments to goodwill:
Foreign exchange adjustments	(77)	—	(77)
Balance as of December 31, 2016	$72,221	$8,024	$80,245
The total accumulated goodwill impairment charges are $23.5 million through December 31, 2017. No impairment was recognized for the years ended December 31, 2017, 2016, and 2015.
Intangible Assets
Intangible assets are summarized as follows (see Note 7) (amounts in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$28,259	$(22,575)	$5,684	5.3 years
Customer relationships	15,857	(10,336)	5,521	8.0 years
Trade names	1,300	(1,294)	6	2.1 years
Non-compete agreements	1,450	(1,450)	—	2.3 years
Patents	1,621	(493)	1,128	13.1 years
Other	262	(235)	27	2.7 years
Total	$48,749	$(36,383)	$12,366

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
Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $4.7 million, $6.7 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2018	$2,602
2019	2,394
2020	2,205
2021	1,988
2022	1,645
Thereafter	1,532
Total	$12,366

6. Accrued Liabilities and Other Current Liabilities
The following table presents the detail of accrued liabilities and other current liabilities for the periods presented (amounts in thousands):

	December 31,
	2017	2016
Payroll and other employee related costs	$16,431	$13,887
Professional services, consulting and other vendor fees	15,674	14,559
Unrecognized tax benefits	4,924	4,240
Sales commissions	5,259	3,312
Contingent earn-out (Note 7)	—	210
Restructuring	2,338	2,551
Other	3,385	1,491
Total	$48,011	$40,250

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2017 and December 31, 2016, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $1.5 million at December 31, 2017 and $4.0 million at December 31, 2016 is not held in a money market account and is not included in the following table.

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,806	$—	$—	$2,806	$3,076	$—	$—	$3,076
Foreign currency derivative contracts	—	65	—	65	—	108	—	108
Total assets	$2,806	$65	$—	$2,871	$3,076	$108	$—	$3,184

Liabilities:
Contingent earn-out	$—	$—		$—	$—	$—	$210	$210
Foreign currency derivative contracts	—	2	—	2	—	66	—	66
Total liabilities	$—	$2	$—	$2	$—	$66	$210	$276
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
The Company's money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company's contingent earn-out liability and foreign currency derivative contracts are measured at fair value on a recurring basis and are classified as level 3 and level 2, respectively, within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASU No. 2011-08 to determine whether it is "more likely than not" that the fair value of a reporting

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements - (continued)

unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
During the twelve months ended December 31, 2016, the final payment of $0.2 million was made in connection with contingent earnout recorded as a result of the acquisition of CAO!, based on the achievement of certain targeted financial, strategic, and integration objectives. As of December 31, 2016, there was $0.2 million of contingent earnout relating to the acquisition of Synchronite, based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. During the twelve months ended December 31, 2017, the contingent earnout relating to Synchronite was fully paid, and therefore, there was no remaining contingent earn-out as of December 31, 2017.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2017	2016
Balance, Beginning of year	$210	$377
Cash payment	(210)	(167)
Balance, End of year	$—	$210
Derivative Financial Instruments

The Company is exposed to foreign exchange risks that are managed in part by using derivative financial instruments. The Company enters into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at December 31, 2017 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.

In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $1.5 million at December 31, 2017 and is recorded as cash held as collateral in current assets.

The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	December 31, 2017	December 31, 2016
Notional amount of foreign currency derivative contracts	$2,866	$44,438
Fair value of foreign currency derivatives contracts	63	42

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements - (continued)

The fair value of the Company’s derivative instruments is summarized below (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$65	108

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$2	66

The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Income Statement
	Income Statement Location	December 31, 2017	December 31, 2016
Foreign currency derivatives contracts	Other (Expense) Income, net	$236	73

8. Investments
In February 2014, the Company purchased technology licenses and consulting services at fair value from a company in the amount of $3.5 million. The Company received access to this company's patents as well as certain consulting services. During the year ended December 31, 2014, the Company allocated approximately $2.8 million to intangible assets, which is being amortized over the life of the patents. The remaining amount was allocated to other assets. During the year ended December 31, 2016, the Company determined the investment was impaired and wrote off approximately $0.6 million that was allocated to other assets and $2.0 million that represented the remaining net book value in intangible assets.

9. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2017, 2016, and 2015 was approximately $8.9 million, $10.0 million and $9.9 million, respectively.
Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2018	$9,797
2019	6,319
2020	4,113
2021	1,373
2022	1,198
Thereafter	1,712
Total minimum lease payments	$24,512

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies - (continued)

Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited in to the employees 401(k) account and are subject to 5 year graded vesting. Total Company matching contributions were $1.4 million for the year ended December 31, 2017. Total Company matching contributions were $1.3 million for the years ended December 31, 2016 and 2015, respectively.
Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2017.
Letters of Credit
As of December 31, 2017, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the year ended December 31, 2017.

10. Stockholders' Equity
Common Stock
At December 31, 2017, there were 100,000,000 shares of common stock authorized, and 59,663,969 shares issued and outstanding. As of December 31, 2016, there were 100,000,000 shares of common stock authorized, and 58,276,447 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2017 and 2016, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. There were 247,430 shares repurchased under this program during 2017 which were recorded in treasury stock at par on the consolidated balance sheets as of December 31, 2017. As of December 31, 2017, approximately $18.4 million remained available for purchase under the program.

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
The per share weighted average fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $4.25, $3.10, and $4.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Risk-free interest rate	1.7% – 2.1%	1.0% – 1.8%	1.3% – 1.7%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	46.6% – 48.1%	46.8% – 48.2%	47.4% – 49.7%
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
On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2017, approximately 4.9 million shares of common stock were reserved for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2017).
Employee Stock Purchase Plan
In June 2010, our stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of December 31, 2017, approximately 1,027,016 shares of common

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2017).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2014	10,769	$10.95
Granted	857	10.06
Exercised	(646)	4.41
Cancelled or expired	(1,837)	12.22
Balance outstanding at December 31, 2015	9,144	$11.05	6.66	$2,117
Options vested and expected to vest	8,356	$11.08	6.49	$2,117
Options exercisable at December 31, 2015	5,401	$10.95	5.60	$2,117

Balance outstanding at December 31, 2015	9,144	$11.05
Granted	635	7.32
Exercised	(325)	5.66
Cancelled or expired	(1,685)	11.49
Balance outstanding at December 31, 2016	7,769	$10.88	6.05	$2,641
Options vested and expected to vest	7,348	$11.00	5.90	$2,529
Options exercisable at December 31, 2016	5,580	$11.31	5.27	$2,347

Balance outstanding at December 31, 2016	7,769	$10.88
Granted	2,042	9.87
Exercised	(854)	8.80
Cancelled or expired	(998)	11.98
Balance outstanding at December 31, 2017	7,959	$10.71	5.85	$14,881
Options vested and expected to vest	7,163	$10.75	5.49	$13,197
Options exercisable at December 31, 2017	5,163	$11.17	4.50	$8,648
The total fair value of stock options exercised during the years ended December 31, 2017 and 2016 was approximately $3.7 million and $1.1 million, respectively. As of December 31, 2017, there was approximately $9.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

The following table summarizes information about outstanding and vested stock options as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.02	825	2.81	$5.21	656	$4.85
$7.04 - $7.45	354	7.54	7.26	227	7.22
$7.60 - $7.60	873	8.27	7.60	—	—
$7.95 - $9.34	865	6.02	9.03	739	9.15
$9.44 - $10.13	1,468	6.46	9.97	977	10.04
$10.31 - $12.32	874	6.12	11.17	490	11.39
$12.46 - $13.28	924	3.99	13.13	880	13.13
$13.34 - $14.30	946	7.45	13.90	364	13.48
$15.66 - $18.09	825	4.27	17.11	825	17.11
$18.24 - $18.24	5	4.58	18.24	5	18.24

	7,959	5.85	$10.71	5,163	$11.17
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2015	1,202	$10.31	$6,220
Awarded	571	6.32	—
Released	(394)	10.31	—
Forfeited	(191)	10.01	—
Non-vested and outstanding at December 31, 2016	1,188	$8.44	$8,968

Balance outstanding at December 31, 2016	1,188	$8.44	$8,968
Awarded	332	8.16	—
Released	(363)	8.48	—
Forfeited	(284)	8.46	—
Non-vested and outstanding at December 31, 2017	873	$8.29	$10,053
Expected to vest	680	$8.41	$7,820
RSUs granted to employees generally vest over a four-year period. As of December 31, 2017, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $6.3 million and the weighted-average remaining vesting period was 2.4 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and Australia deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson UK, Engage, Kasamba Israel and LivePerson LTD Israel are “more likely than not” to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and onetime items. During the year ended December 31, 2017, there was a reduction in the valuation recorded of $4.6 million.
Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2017, the Company had approximately $32.8 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5.1 million of federal NOL carryovers from the Company’s acquisition of Proficient. These carryforwards expire in various years through 2027.
The domestic and foreign components of (loss) income before provision for income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(25,585)	$(40,774)	$(16,362)
Israel	3,458	15,622	2,257
United Kingdom	2,087	2,345	1,564
Netherlands	1,568	3,104	1,919
Australia	(1,979)	(2,774)	(565)
Germany	2,424	2,085	327
Other (1)	337	453	230
	$(17,690)	$(19,939)	$(10,630)
(1) Includes Japan, Italy, Singapore, Canada, and France
No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd. (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2017.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income taxes:
U.S. Federal	$—	$1,829	$(524)
State and local	47	27	309
Foreign	2,852	2,226	1,573
Total current income taxes	2,899	4,082	1,358

Deferred income taxes:
U.S. Federal	(1,289)	841	13,791
State and local	(1,144)	99	876
Foreign	35	912	(211)
Total deferred income taxes	(2,398)	1,852	14,456
Total provision for income taxes	$501	$5,934	$15,814
The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Federal Statutory Rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	4.09%	3.24%	0.35%
Non-deductible expenses – ISO	(0.78)%	(1.85)%	(8.57)%
Non-deductible expenses – Other	(1.19)%	(0.88)%	(2.20)%
Foreign tax rate differential	(1.97)%	0.89%	(12.41)%
Change in valuation allowance	26.12%	(53.55)%	(148.24)%
Return to provision true-up adjustment	—%	(9.22)%	—%
Effect of new tax legislation	(56.84)%	—%	—%
Other	(6.26)%	(2.42)%	(11.15)%
Total provision for income taxes	(2.83)%	(29.79)%	(148.22)%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

The effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below (amounts in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$8,093	$6,186
Accounts payable and accrued expenses	4,429	4,906
Non-cash compensation	9,510	12,541
Intangibles amortization	5,513	6,151
Allowance for doubtful accounts	232	447
Intangibles related to acquisitions	—	118
Total deferred tax assets	27,777	30,349
Less valuation allowance	(23,260)	(27,881)
Deferred tax assets, net of valuation allowance	4,517	2,468
Deferred tax liabilities:
Property and equipment	(2,010)	(1,695)
Goodwill amortization and contingent earn-out adjustments	(2,669)	(3,332)
Total deferred tax liabilities	(4,679)	(5,027)
Net deferred tax liabilities	$(162)	$(2,559)
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $4.9 million and $4.2 million as of December 31, 2017 and 2016, respectively. Accrued interest and penalties included in our liability related to unrecognized tax benefits were immaterial at December 31, 2017 and 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Unrecognized tax benefits balance at January 1	$4,240	$3,519
Gross increase for tax positions of prior years	—	200
Gross increase for tax positions of current years	684	700
Decrease due to expiration of statue	—	(179)
Gross unrecognized tax benefits at December 31	$4,924	$4,240
The tax years subject to examination by major tax jurisdictions include the years 2011 and forward for U.S states and New York City, the years 2012 and forward for U.S. Federal, and the years 2012 and forward for certain foreign jurisdictions.
Tax Reform
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Repatriation Tax"). The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income ("GILTI").

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of those aspects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. Under the Tax Act, our $32.8 million in federal net operating loss carryforwards generated as of December 31, 2017 will continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities due to these changes, including (a) revaluing our federal net deferred tax assets before valuation allowance using the 21% tax rate, resulting in a decreased federal deferred tax provision of $10.1 million; (b) revaluing our federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of $12.6 million; (c) recognizing a federal deferred tax benefit of $2.0 million for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives; and (d) recognizing $1.2 million state deferred tax provision unaffected by the changes in the Tax Act. The new legislation will require the Company to pay tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. Because of the complexities involved in determining the previously unremitted earnings and profits of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing, and analyzing the required information. The Company estimates that the tax on unremitted earnings will be zero due to an overall accumulated deficit in earnings and profits.
The Tax Act creates a new requirement that certain income earned by a foreign subsidiary must be included in the income of the U.S. shareholder. This income (called Global Intangible Low-Taxed Income, or GILTI) is defined as the excess of a foreign subsidiaries income over a nominal return on fixed assets. The Company expects to be subject to this inclusion in future years. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either accounting for the effects of the GILTI inclusion as a current period expense, when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat the effects of this provision as a period cost, and therefore, has not considered the impacts of GILTI on its deferred tax liabilities at December 31, 2017.
The Company's consolidated financial statements do not provide for any related tax liability on amounts that may be repatriated from foreign operations as the Company intends for these earnings to be indefinitely reinvested in operations outside the U.S. Accordingly, no provision has been made for United States income taxes that may become payable if those undistributed earnings of foreign subsidiaries are paid as dividends. At December 31, 2017, the estimated amount of foreign earnings for which the Company has taken a permanently reinvested position is $14.5 million.

12. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Recent Court rulings in the Company's favor have invalidated multiple [24]7 patents that were asserted in the patent cases. Trial for the Company's intellectual property and other claims asserted against [24]7 in the original litigation is currently set for November 26, 2018. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.
From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Legal Matters - (Continued)

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

13.	Restructuring Costs
The Company’s restructuring costs relate to wind-down and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential, as well as the termination of a large customer contract. The expense associated with this restructuring was approximately $2.6 million, $2.8 million, and $3.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, and is classified in the consolidated statements of operations as restructuring costs. During the year ended 2016, restructuring expense was partially offset by a benefit of $0.4 million due to cash collection of previously written off bad debt. The restructuring liability was approximately $2.3 million and $2.6 million as of December 31, 2017 and 2016, respectively, and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.
The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2017	December 31, 2016
Balance, Beginning of the year	$2,551	$1,328
Severance and other associated costs	648	1,585
Cash payments	(2,807)	(1,328)
Wind down costs of legacy platform	1,946	966
Balance, End of year	$2,338	$2,551
The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Contract termination benefit	$—	$(384)	$1,745
Severance and other associated costs	648	1,585	1,639
Wind down costs of legacy platform	1,946	1,168	—
Total restructuring costs	$2,594	$2,369	$3,384

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited LivePerson, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
New York, New York
March 15, 2018

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2017 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities” and “Potential Payments Upon Termination or Change-in-Control” in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.
The following table provides certain information regarding the common stock authorized for issuance under our equity compensation plans, as of December 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2) (c)
Equity compensation plans approved by stockholders (1)	14,743,089	$10.71	4,907,194
Equity compensation plans not approved by stockholders	—	$—	—
Total	14,743,089	$10.71	4,907,194

(1)	Our equity compensation plans which were approved by our stockholders are the 2009 Stock Incentive Plan and the 2010 Employee Stock Purchase Plan.

(2)	Excludes securities reflected in column (a). Also see Note 10 to our consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.
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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2018.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2018.

Signature	Title(s)

/s/Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(Principal Executive Officer)

/s/ Daryl J. Carlough	Senior Vice President, Global and Corporate Controller
Daryl J. Carlough	(Principal Financial Officer)

/s/ Peter Block	Director
Peter Block

/s/ Kevin C. Lavan	Director
Kevin C. Lavan

/s/ Jill Layfield	Director
Jill Layfield

/s/ Fred Mossler	Director
Fred Mossler

/s/ William G. Wesemann	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description
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

10.4*
Agreement between LivePerson and Dan Murphy, dated as of March 27, 2011 (incorporated by reference to Exhibit 10.5 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012)

10.5*
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

10.7*	Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011)

10.8*	Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014(incorporated by reference to Exhibit 10.2 to LivePerson's Quarterly Report on Form 10-Q filed on May 9, 2014)

10.9
Agreement and Plan Merger, dated as of November 5, 2014, among LivePerson, Inc. Catalyst Lightning LLC, Contact At Once!, LLC and Fulcrum Growth Fund II QP, LLC (incorporated by reference to Exhibit 2.1 to LivePerson's Current Report on Form 8-K filed on November 12, 2014)

10.10*
Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.5 (B) to LivePerson's Quarterly Report on Form 10-Q filed on November 9, 2017)

10.11*	Amendment to Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of February 9, 2018

10.12*	Form of Restricted Stock Unit Award Agreement
10.13*	Form of Restricted Stock Unit Award Agreement for Robert Locascio
10.14*	Inducement Plan dated January 19, 2018
10.15*	Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

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