Form 10-Q
period 2018-03-31
LIVEPERSON INC
filed 2018-05-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 1, 2018, 60,717,887 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	March 31, 2018	December 31, 2017
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,480	$56,115
Cash held as collateral	216	1,451
Accounts receivable, net of allowance for doubtful accounts of $1,553 and $1,318 as of March 31, 2018 and December 31, 2017, respectively	45,897	37,926
Prepaid expenses and other current assets	13,194	7,352
Total current assets	116,787	102,844
Property and equipment, net	36,328	34,705
Intangibles, net	12,937	12,366
Goodwill	80,595	80,531
Deferred tax assets	791	753
Other assets	1,622	1,600
Total assets	$249,060	$232,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,602	$5,481
Accrued expenses and other current liabilities	38,211	48,011
Deferred revenue	52,374	35,563
Total current liabilities	96,187	89,055
Deferred revenue	3,110	—
Other liabilities	2,679	2,766
Deferred tax liability	967	915
Total liabilities	102,943	92,736

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	60	60
Additional paid-in capital	313,698	305,676
Treasury stock	(3)	(3)
Accumulated deficit	(165,662)	(163,135)
Accumulated other comprehensive loss	(1,976)	(2,535)
Total stockholders’ equity	146,117	140,063
Total liabilities and stockholders’ equity	$249,060	$232,799

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$58,241	$50,919
Costs and expenses (1) (2)
Cost of revenue (3)	13,954	13,781
Sales and marketing	24,131	21,700
General and administrative	10,123	9,692
Product development	13,252	9,958
Restructuring costs	178	240
Amortization of purchased intangibles	424	472
Total costs and expenses	62,062	55,843
Loss from operations	(3,821)	(4,924)
Other income, net	129	320
Loss before (benefit from) provision for income taxes	(3,692)	(4,604)
(Benefit from) provision for income taxes	(489)	1,072
Net loss	$(3,203)	$(5,676)

Net loss per share of common stock:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)

Weighted-average shares used to compute net loss per share:
Basic	57,309,707	55,975,093
Diluted	57,309,707	55,975,093

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$154	$75
Sales and marketing	886	654
General and administrative	840	662
Product development	558	522

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,916	$1,765
Sales and marketing	356	381
General and administrative	246	249
Product development	840	398

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$287	$959

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(3,203)	$(5,676)
Foreign currency translation adjustment	(559)	(3,398)
Comprehensive loss	$(3,762)	$(9,074)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(3,203)	$(5,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,438	1,913
Depreciation	3,358	2,793
Amortization of purchased intangibles	711	1,431
Amortization of tenant allowance	(42)	(42)
Deferred income taxes	16	(21)
Provision for doubtful accounts, net	496	451
Changes in operating assets and liabilities:
Accounts receivable	(8,467)	2,686
Prepaid expenses and other current assets	(5,841)	(2,548)
Other assets	(21)	—
Accounts payable	(172)	(1,117)
Accrued expenses and other current liabilities	(9,782)	(8,998)
Deferred revenue	19,921	5,942
Other liabilities	(89)	84
Net cash used in operating activities	(677)	(3,102)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(4,595)	(2,729)
Cash held as collateral for foreign exchange forward contracts	1,235	(17)
Payments for acquisitions and intangible assets, net of cash acquired	(263)	(98)
Net cash used in investing activities	(3,623)	(2,844)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	5,949	460
Repurchase of common stock	(1,345)	(976)
Net cash provided by (used in) financing activities	4,604	(516)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,061	3,332
CHANGE IN CASH AND CASH EQUIVALENTS	1,365	(3,130)
CASH AND CASH EQUIVALENTS - Beginning of the period	56,115	50,889
CASH AND CASH EQUIVALENTS - End of the period	$57,480	$47,759

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$553	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$292	$682
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 24, 2018	$1,000	$—

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia) and Mountain View (California), and international offices in Amsterdam (Netherlands), Berlin (Germany) , London (United Kingdom), Mannheim (Germany) , Melbourne (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Tel Aviv (Israel), and Tokyo (Japan).
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2018, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018.
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
Recently Issued Accounting Standards
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No.2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. ASU 2018-05 is effective upon inclusion in the FASB Codification. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU 2018-02 affects any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on its consolidated financial statements and related disclosures. The Company is also in the process of aggregating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of twelve months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition" ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, "Other Assets and Deferred Costs - Contracts with Customers", which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "new standard."
The Company adopted the requirements of the new standard as of January 1, 2018, utilizing the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with its historic accounting under Topic 605.
The impact of adopting the new standard as of January 1, 2018 on revenues was not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. The Company recorded an addition to opening retained earnings of $0.7 million as of January 1, 2018 due to the impact of adopting the new standard, with the impact related to the deferral of incremental commission costs. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract, which was generally one year. Under the new standard, the Company defers all incremental commission costs to obtain the contract. The prepaid commission balance as of March 31, 2018 is $5.5 million. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the transfer to the customer of the services to which the asset relates.

2.	Revenue Recognition
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Hosted Services- Business Revenue

Hosted Services Business revenues is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company's larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company's online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC-606, "Principal Agent Considerations", the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Control for the majority of the Company's Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the LiveEngage platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Contracts with Multiple Performance Obligations

Some of the Company's contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the cloud applications sold, and the number and types of users within its contracts.

Hosted Services- Consumer Revenue

For revenue from the Company's Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee.  The Company collects a fee from the consumer and retains a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
Total revenue of $58.2 million recognized during the three months ended March 31, 2018, under Topic 606, was not materially different from what it would have been recognized under Topic 605.
Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $16.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
The following table presents our revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended
	March 31,
	2018	2017	(1)
Revenue:
Hosted services – Business	$47,427	$41,493
Hosted services – Consumer	4,680	4,170
Professional services	6,134	5,256
Total revenue	$58,241	$50,919
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$34,071	$31,684
Other Americas (1)	1,259	1,972
Total Americas	35,330	33,656
EMEA (2) (4)	16,919	13,513
APAC (3)	5,992	3,750
Total revenue	$58,241	$50,919
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $11.7 million and $9.0 million for the three months ended March 31, 2018 and 2017, respectively.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to Hosted Services- Business Revenue.
In some arrangements, the Company allows customers to pay for access to LiveEngage over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the consolidated balance sheet. The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2017	30,342	7,584	35,563	—
Increase (decrease), net	8,027	(56)	16,811	3,110
Ending Balance as of March 31, 2018	38,369	7,528	52,374	3,110

As of March 31, 2018, the Company expects to recognize the long term performance obligations in 2019.

	Deferred Revenue
	As of March 31, 2018	As of December 31, 2017
Hosted services – Business	43,326	27,011
Hosted services – Consumer	—	—
Professional services	12,158	8,552
Total deferred revenue	55,484	35,563

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

Diluted net loss per common share for the three months ended March 31, 2018 does not include the effect of 10,074,809 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three months ended March 31, 2017 does not include the effect of 8,566,220 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended
	March 31,
	2018	2017
Basic	57,309,707	55,975,093
Effect of assumed exercised options	—	—
Diluted	57,309,707	55,975,093

4.	Segment Information
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
Summarized financial information by segment for the three months ended March 31, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$47,427	$—	$—	$47,427
Hosted services – Consumer	—	4,680	—	4,680
Professional services	6,134	—	—	6,134
Total revenue	53,561	4,680	—	58,241
Cost of revenue	12,918	1,036	—	13,954
Sales and marketing	21,723	2,408	—	24,131
Amortization of purchased intangibles	424	—	—	424
Unallocated corporate expenses	—	—	23,553	23,553
Operating income (loss)	$18,496	$1,236	$(23,553)	$(3,821)

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
Geographic Information
The Company is domiciled in the United States and has international operations in the Israel, United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s long-lived assets by geographic region for the periods presented (amounts in thousands):

	March 31,	December 31,
	2018	2017
United States	$98,279	$95,716
Israel	13,263	13,079
Australia	9,276	9,504
Netherlands	8,252	8,363
Other (1)	3,203	3,293
Total long-lived assets	$132,273	$129,955
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of March 31, 2018 and December 31, 2017.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2017	$72,507	$8,024	$80,531
Adjustments to goodwill:
Foreign exchange adjustment	64	—	64
Balance as of March 31, 2018	$72,571	$8,024	$80,595

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$29,090	$(22,554)	$6,536	5.3 years
Customer relationships	15,984	(10,788)	5,196	8.0 years
Trade names	1,290	(1,288)	2	2.1 years
Non-compete agreements	1,440	(1,440)	—	2.3 years
Patents	1,702	(526)	1,176	13.2 years
Other	262	(235)	27	2.7 years
Total	$49,768	$(36,831)	$12,937

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,882	$(22,197)	$5,685	5.3 years
Customer relationships	15,978	(10,457)	5,521	8.0 years
Trade names	1,289	(1,283)	6	2.1 years
Non-compete agreements	1,439	(1,439)	—	2.3 years
Patents	1,620	(493)	1,127	13.1 years
Other	262	(235)	27	2.7 years
Total	$48,470	$(36,104)	$12,366

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2018	$2,134
2019	2,639
2020	2,450
2021	2,234
2022	1,889
Thereafter	1,591
Total	$12,937
BotCentral
In January 2018, the Company acquired the employees and technology assets of BotCentral, a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in "Intangibles, net" on the Company's March 31, 2018 condensed consolidated balance sheets. While an active participant in the LiveEngage for Bots partner program, the BotCentral team created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson's conversational platform. With the team's expertise and knowledge of the LiveEngage platform, the team will bring valuable insight for LivePerson's customers and partners, and enable the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem.

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2018	December 31, 2017
Computer equipment and software	$105,478	$100,392
Furniture, equipment and building improvements	13,711	13,546
	119,189	113,938
Less: accumulated depreciation	(82,861)	(79,233)
Total	$36,328	$34,705

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	March 31, 2018	December 31, 2017
Payroll and other employee related costs	$12,556	$16,431
Professional services and consulting and other vendor fees	14,287	15,674
Unrecognized tax benefits	2,348	4,924
Sales commissions	3,048	5,259
Restructuring (see Note 11)	1,485	2,338
Other	4,487	3,385
Total	$38,211	$48,011

8.	Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2018 and December 31, 2017, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $0.2 million at March 31, 2018 and $1.5 million at December 31, 2017 is not held in a money market account and is not included in the following table.

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,811	$—	$—	$2,811	$2,806	$—	$—	$2,806
Foreign currency derivative contracts	—	—	—	—	—	65	—	65
Total assets	$2,811	$—	$—	$2,811	$2,806	$65	$—	$2,871

Liabilities:
Foreign currency derivative contracts	—	—	—	—	—	2	—	2
Total liabilities	$—	$—	$—	$—	$—	$2	$—	$2
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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $0.2 million at March 31, 2018 and $1.5 million at December 31, 2017, which is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of March 31, 2018	As of December 31, 2017
Notional amount of foreign currency derivative contracts	$—	$2,866
Fair value of foreign currency derivatives contracts	$—	$63
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of March 31, 2018	As of December 31, 2017
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$—	$65
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$—	$2

The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended March 31,
	Location	2018	2017
Foreign currency derivatives contracts	Other (income) expense	$(50)	$175

9.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2018 and 2017 was approximately $2.3 million.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.5 million of employer matching contributions for the three months ended March 31, 2018. Salaries and related expenses include $0.4 million of employer matching contributions for the three months ended March 31, 2017.
Letters of Credit
As of March 31, 2018, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three months ended March 31, 2018.

10.	Stockholders’ Equity
Common Stock
As of March 31, 2018, there were 100,000,000 shares of common stock authorized, and 60,537,707 shares issued and outstanding. As of December 31, 2017, there were 100,000,000 shares of common stock authorized, and 59,663,969 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of March 31, 2018 and December 31, 2017, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. On May 7, 2018, the Company's Board of Directors ratified the extension to December 31, 2018 of the repurchase program, effective as of January 1, 2018. There were 93,750 shares repurchased under this program during the three months ended March 31, 2018, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of March 31, 2018. As of March 31, 2018, approximately $17.1 million remained available for purchase under the program.

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
The per share weighted average fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $5.74 and $2.92, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2018	2017
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.5% - 2.7%	1.9%
Expected life (in years)	5	5
Historical volatility	47.9% - 48.2%	47.0%
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
Stock Option Plans
During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 5,850,000 shares of common stock. The 2000 Stock Incentive Plan (the “2000 Plan”) succeeded the 1998 Plan. Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated in the 2000 Plan increasing the number of shares available for issuance under the plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate.
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
On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2018, approximately 3.9 million shares of common stock were reserved for issuance under the Amended 2009 Plan (taking into account all option exercises and other equity award settlements through March 31, 2018).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of March 31, 2018, approximately 1.0 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2018).

Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of March 31, 2018, approximately 0.3 million shares of common stock were reserved for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through March 31, 2018).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2017	7,959	$10.71
Granted	1,378	12.82
Exercised	(735)	8.95
Cancelled or expired	(174)	9.22
Balance outstanding at March 31, 2018	8,428	$11.24	6.46	$43,795
Options vested and expected to vest	7,355	$11.22	6.04	$38,459
Options exercisable at March 31, 2018	4,661	$11.43	4.33	$23,614
The total fair value of stock options exercised during the three months ended March 31, 2018 was approximately $3.3 million. As of March 31, 2018, there was approximately $15.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.
The following table summarizes information about outstanding and vested stock options as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.33	854	4.71	$6.17	616	$5.85
$7.45 - $7.60	872	8.32	7.59	115	7.55
$7.95 - $9.55	1,058	6.16	9.20	740	9.18
$9.90 - $10.13	1,013	5.43	10.09	802	10.09
$10.31 - $11.95	855	7.33	11.22	323	11.03
$11.96 - $12.32	111	3.31	12.16	111	12.16
$12.45 - $12.45	930	9.88	12.45	—	—
$12.46 - $13.37	984	4.12	13.19	976	13.19
$13.59- $15.55	914	8.89	14.28	170	13.59
$15.66 - $18.24	837	3.80	17.09	807	17.13

	8,427	6.46	$11.24	4,661	$11.43

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2017	1,123	$9.03	$—
Awarded	724	13.12	—
Released	(124)	9.73	—
Forfeited	(76)	7.77	—
Non-vested and outstanding at March 31, 2018	1,647	$10.83	$23,935
Expected to vest	1,298	$10.86	$21,219
RSUs granted to employees generally vest over a four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of March 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $17.1 million and the weighted-average remaining vesting period was 2.6 years.

11.	Restructuring
The Company’s restructuring costs related to wind-down and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $0.2 million during the three months ended March 31, 2018 and 2017. The restructuring liability was approximately $1.5 million as of March 31, 2018 and $2.3 million as of December 31, 2017. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	March 31, 2018	December 31, 2017
Balance, Beginning of the year	$2,338	$2,551
Severance and other associated costs	178	648
Cash payments	(1,031)	(2,807)
Wind down cost legacy platform	—	1,946
Balance, End of period	$1,485	$2,338

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended March 31, 2018 (amounts in thousands):

	March 31, 2018	March 31, 2017
Severance and other associated costs	$178	$110
Wind down cost legacy platform	—	130
Total restructuring costs	$178	$240

12.	Legal Matters
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, depreciation, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material.

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
Our offering is vendor agnostic, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson's proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers. In addition, we have opened up access to our platform and our products with application programming interfaces (APIs) that allow third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2017, we allocated additional resources to supporting partners and we expect this investment to increase as our partner network expands.
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

Key Metrics
Financial overview of the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

•	Total revenue increased 14% to $58.2 million from $50.9 million.

•	Revenue from our Business segment increased 15% to $53.6 million from $46.7 million.

•	Gross profit margin increased to 76% from 73%.

•	Cost and expenses increased 11% to $62.1 million from $55.8 million.

•	Net loss decreased to $3.2 million from net loss of $5.7 million.

•
Average annual revenue per enterprise and mid-market customer was greater than $240,000 over the trailing twelve months ended March 31, 2018, as compared to greater than $200,000 for the trailing twelve months ended March 31, 2017.

•
The revenue retention rate for full service customers on LiveEngage was greater than 100% over the trailing twelve months ended March 31, 2018, continuing the trend of 100% plus revenue retention that we reported in 2017. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2018		2017
Reconciliation of Adjusted EBITDA
GAAP net loss	$(3,203)		$(5,676)
Amortization of purchased intangibles	711		1,431
Stock-based compensation	2,438		1,913
Depreciation	3,357		2,793
Other non-recurring costs	1,270	(1)	1,824	(2)
Restructuring costs	178	(3)	240	(4)
(Benefit from) provision for income taxes	(489)		1,072
Other income, net	(129)		(320)
Adjusted EBITDA	$4,133		$3,277

(1) Includes litigation costs of $0.9 million and executive recruiting costs of $0.3 million for the three months ended March 31, 2018.
(2) Includes litigation costs of $1.8 million for the three months ended March 31, 2017.
(3) Includes severance costs of $0.2 million for the three months ended March 31, 2018.
(4) Includes severance costs of $0.1 million and wind down costs of legacy platform of $0.1 million for the three months ended March 31, 2017.
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2018		2017
Reconciliation of Adjusted Net Income
Pre-tax GAAP loss	$(3,692)		$(4,604)
Amortization of purchased intangibles	711		1,431
Stock-based compensation	2,438		1,913
Other non-recurring costs	1,270	(1)	1,824	(2)
Restructuring costs	178	(3)	240	(4)
Pre-tax adjusted net income	905		804
Income tax effect of non-GAAP items (5)	(226)		(281)
Adjusted net income	$679		$523

(1) Includes litigation costs of $0.9 million and executive recruiting costs of $0.3 million for the three months ended March 31, 2018.
(2) Includes litigation costs of $1.8 million for the three months ended March 31, 2017.
(3) Includes severance costs of $0.2 million for the three months ended March 31, 2018.
(4) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the nine months ended September 30, 2017.
(5) The Company's applies a standardized tax rate of 25% and 35% for the three months ended March 31, 2018 and 2017, respectively.

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
Revenue Recognition
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

Hosted Services- Business Revenue

Hosted Services Business revenues is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and the fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC-606, "Principal Agent Considerations", we act as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. Control for the majority of our Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the LiveEngage platform and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the cloud applications sold, and the number and types of users within our contracts.

Hosted Services- Consumer Revenue

For revenue from our Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, we perform as an agent without any risk of loss for collection, and are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retains a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
Total revenue of $58.2 million recognized during the three months ended March 31, 2018, under Topic 606, was not materially different from what it would have been recognized under Topic 605.
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $16.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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
As of March 31, 2018, there was approximately $15.6 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 3.0 years. As of March 31, 2018, there was approximately $17.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2018 and 2017. No customer accounted for approximately 10% of accounts receivable as of March 31, 2018 and December 31, 2017.
A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. During the three months ended March 31, 2018, our allowance for doubtful accounts increased by $0.2 million to approximately $1.6 million. During 2017, we decreased our allowance for doubtful accounts by $0.4 million to approximately $1.3 million.
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
Recently Issued Accounting Standards
See Note 1 of the notes to consolidated financial statements for a full description of recently issued accounting standards.
Recently Adopted Accounting Pronouncements
See Note 1 of the notes to consolidated financial statements for a full description of recently adopted accounting pronouncements.
Revenue
The majority of our revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. We charge a monthly, quarterly or annual fee, which varies by service and customer usage. The majority of our larger customers also pay a professional services fee related to implementation and ongoing optimization services. A large proportion of our revenue from new customers comes from large corporations. These companies typically have more significant implementation requirements and more stringent data security standards. Such customers also have more sophisticated data analysis and performance reporting requirements, and are likely to engage our professional services organization to provide such analysis and reporting on a recurring basis. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
Revenue from our Business segment accounted for 92% of total revenue for the three months ended March 31, 2018 and 2017. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three months ended March 31, 2018 and 2017. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three months ended March 31, 2018 and 2017.
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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock-based compensation expense	$2,438	$1,913

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
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Revenue by Segment:
Business	$53,561	$46,749	15%
Consumer	4,680	4,170	12%
Total	$58,241	$50,919	14%
Business revenue increased by 15% to $53.6 million in the three months ended March 31, 2018, from $46.7 million in the comparable period in 2017. This variance was primarily attributable to the increase in revenue from existing customers by approximately $3.9 million, in revenue from new customers by approximately $1.6 million, and in revenue from professional services and that is variable based on pay for performance, and interactions and usage of approximately $1.3 million.
In 2017, we had notified the majority of our customers about the end of life on the legacy offering, and not every legacy customer elected to move to LiveEngage. After we finished the migration of current customers from our old platform to our new LiveEngage platform, our focus shifted back to selling and expanding our base of messaging customers. We continued to see a decrease in existing customer cancellations quarter over quarter. During the fourth quarter 2017, we returned to year over year revenue growth. This trend continued into the first quarter ending 2018.
Consumer revenue increased by 12% to $4.7 million in the three months ended March 31, 2018 from $4.2 million in the comparable period in 2017. This variance is driven by an increase in price per minute and in volume of chat minutes.

Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Cost of revenue - business	$12,918	$12,906	—%
Percentage of total revenue	22%	25%
Headcount (at period end):	218	234	(7)%
Cost of revenue remained relatively flat at $12.9 million in the three months ended March 31, 2018, from the comparable period in 2017. There were decreases in amortization expense of approximately $0.7 million and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.3 million. This was offset by increases in total compensation and related costs for customer service and network operations personnel of approximately $0.5 million, in outsourced labor and other business services of approximately $0.4 million and in depreciation expense of approximately $0.1 million.
The increase in gross margin was tied to our ability to operationalize cost savings by moving brands off of our legacy platform and realigning our go-to-market strategy around LiveEngage.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Cost of revenue - consumer	$1,036	$875	18%
Percentage of total revenue	2%	2%
Headcount (at period end)	19	18	6%
Cost of revenue increased by 18% to $1.0 million in the three months ended March 31, 2018, from $0.9 million in the comparable period in 2017. This variance was primarily attributable to increases in salary and related employee expenses of approximately $0.1 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Sales and marketing - business	$21,723	$19,543	11%
Percentage of total revenue	37%	38%
Headcount (at period end):	318	294	8%
Sales and marketing expenses increased by 11% to $21.7 million in the three months ended March 31, 2018 from $19.5 million in the comparable period in 2017. There were increases in outsourcing and subcontracted labor by approximately $1.1 million, in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $1.0 million, and in recruiting expenses of approximately $0.7 million. This was partially offset by decreases in salaries and related costs for sales and marketing personnel of approximately $0.5 million

We have realigned our go-to-market strategy around LiveEngage 2.0. Our outreach efforts are primarily focused on fostering a community of thought and industry leadership by targeting a few hundred of the world's largest brands through conference calls and events.
Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Sales and marketing - consumer	$2,408	$2,157	12%
Percentage of total revenue	4%	4%
Headcount (at period end):	11	12	(8)%
Sales and marketing expenses increased by 12% to $2.4 million in the three months ended March 31, 2018 from $2.2 million in the comparable periods in 2017. The increase was primarily attributable to advertising and online expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
General and administrative	$10,123	$9,692	4%
Percentage of total revenue	17%	19%
Headcount (at period end):	112	112	—%
General and administrative expenses increased by 4% to $10.1 million in the three months ended March 31, 2018 from $9.7 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related employee expenses of approximately $0.4 million, in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.3 million, and in business services and outsourced labor of approximately $0.2 million. This was partially offset by a net decrease in non-recurring costs of approximately $0.6 million. Non-recurring costs consisted of a decrease in litigation of approximately $0.9 million offset partially by executive recruiting costs of approximately $0.3 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Product development	$13,252	$9,958	33%
Percentage of total revenue	23%	20%
Headcount (at period end):	367	304	21%
Product development costs increased by 33% to $13.3 million in the three months ended March 31, 2018, from $10.0 million in the comparable period in 2017.  This variance was primarily attributable to increases in total compensation, outside labor, and associated costs for existing product development personnel of approximately $2.2 million, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.9 million, and in recruiting of approximately $0.1 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40 - "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three months ended March 31, 2018, $2.5 million was capitalized. In the three months ended March 31, 2017, $1.8 million was capitalized.
Restructuring Costs
Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Restructuring costs	$178	$240	(26)%
Percentage of total revenue	—%	—%
Restructuring costs incurred decreased by 26% to approximately $0.2 million during the three months ended March 31, 2018 from the comparable period in 2017. This variance was primarily attributable to wind-down costs of our legacy platform of $0.1 million in 2017, offset partially by increases in severance.

Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Amortization of purchased intangibles	$424	$472	(10)%
Percentage of total revenues	1%	1%
Amortization expense for purchased intangibles decreased by 10% to $0.4 million in the three months ended March 31, 2018 from $0.5 million in the comparable periods in 2017. This variance was primarily attributable to a decrease in amortization of CAO! and Synchronite intangible assets. This was partially offset by amortization of the 2018 Bot Central assets acquired.
Additional amortization expense in the amount of $0.3 million and $1.0 million is included in cost of revenue for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to the full amortization of Amadesa during the third quarter of 2017.
Other Income, net
Other income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
Other income, net	$129	$320	(60)%
The variance in other income in the three months ended March 31, 2018 from the comparable periods in 2017 was attributable to a decrease in finance hedging and other financial income of approximately $0.2 million.
(Benefit From) Provision For Income Taxes

	Three Months Ended March 31,
	2018	2017	% Change
	($ in thousands)
(Benefit from) provision for income taxes	$(489)	$1,072	(146)%
Income taxes decreased by 146% to a benefit of $0.5 million for the three months ended March 31, 2018 from a provision of $1.1 million for the comparable periods in 2017. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had a net loss of $3.2 million for the three months ended March 31, 2018 compared to a net loss of $5.7 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, there were increases in revenue by approximately $7.3 million and decreases in provision for income taxes by $1.6 million. This was offset partially by increases in operating expenses by approximately $6.2 million.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(677)	$(3,102)
Cash flows used in investing activities	(3,623)	(2,844)
Cash flows provided by (used) in financing activities	4,604	(516)
As of March 31, 2018, we had approximately $57.5 million in cash and cash equivalents, an increase of approximately $1.4 million from December 31, 2017. The increase is primarily attributable to cash provided by financing activities relating to issuance of common stock net cash, deferred revenue, and non-cash expenses, partially offset by cash flows used in investing relating to purchases of fixed assets for our co-location facilities.
Net cash used by operating activities was $0.7 million for the three months ended March 31, 2018 and consisted primarily of net loss and increases in accounts receivable and prepaid expenses and other current assets and decreases in accrued expenses. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The increase in accounts receivable and deferred revenue was primarily related to changes in our billing terms for some of our larger customers. Net cash used in operating activities was $3.1 million for the three months ended March 31, 2017 and consisted primarily of net loss, increases in prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses. This was partially offset by non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles, decreases in accounts receivable, and increases in deferred revenue.
Net cash used in investing activities was $3.6 million in the three months ended March 31, 2018 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software and the BotCentral assets acquired partially offset by a release of restricted cash used with foreign currency forward contracts. Net cash used in investing activities was $2.8 million in the three months ended March 31, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities.
Net cash provided by financing activities was $4.6 million in the three months ended March 31, 2018 and was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock. Net cash used in financing activities was $0.5 million in the three months ended March 31, 2017 and consisted primarily of the repurchase of our common stock offset partially by issuance of common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2018, we had an accumulated deficit of approximately $165.7 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended March 31, 2018 and 2017 was approximately $2.3 million.

As of March 31, 2018, our principal commitments were approximately $24.2 million under various operating leases, of which approximately $7.0 million is due in 2018. We currently expect that our principal commitments for the year ending December 31, 2018 will not exceed $10.0 million in the aggregate.
Our contractual obligations at March 31, 2018 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$24,151	$8,608	$10,010	$4,081	$1,452

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended March 31, 2018, the U.S. dollar depreciated by approximately 6% as compared to the NIS. During the three months ended March 31, 2018, expenses generated by our Israeli operations totaled approximately $17.6 million. During 2018, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2018, our allowance for doubtful accounts increased by $0.2 million to approximately $1.6 million. During 2017, we decreased our allowance for doubtful accounts from $1.7 million to approximately $1.3 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended March 31, 2018 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$18,395,372
1/1/2018 – 1/31/2018	—	$—	—	18,395,372
2/1/2018 – 2/28/2018	93,750	14.35	93,750	17,050,059
3/1/2018 – 3/31/2018	—	—	—	17,050,059
Total	93,750	$14.35	93,750	$17,050,059

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, our Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. On May 7, 2018, the Company's Board of Directors ratified the extension to December 31, 2018 of the repurchase program, effective as of January 1, 2018. As of March 31, 2018, approximately $17.1 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1*	Agreement between LivePerson and Alex Spinelli, dated as of January 12, 2018

10.2*	Agreement between LivePerson and Chris Greiner, dated as of February 19, 2018

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

LIVEPERSON, INC.
(Registrant)

Date:	May 8, 2018	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 8, 2018	By:	/s/ CHRISTOPHER E. GREINER
		Name:	Christopher E. Greiner
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

10.1*	Agreement between LivePerson and Alex Spinelli, dated as of January 12, 2018

10.2*	Agreement between LivePerson and Chris Greiner, dated as of February 19, 2018

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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