Form 10-Q
period 2018-06-30
LIVEPERSON INC
filed 2018-08-06
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 27, 2018, 62,408,378 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	June 30, 2018	December 31, 2017
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,747	$56,115
Cash held as collateral	216	1,451
Accounts receivable, net of allowance for doubtful accounts of $1,672 and $1,318 as of June 30, 2018 and December 31, 2017, respectively	38,109	37,926
Prepaid expenses and other current assets	16,885	7,352
Total current assets	124,957	102,844
Property and equipment, net	38,066	34,705
Intangibles, net	12,321	12,366
Goodwill	80,473	80,531
Deferred tax assets	817	753
Other assets	1,787	1,600
Total assets	$258,421	$232,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,207	$5,481
Accrued expenses and other current liabilities	39,252	48,011
Deferred revenue	47,375	35,563
Total current liabilities	92,834	89,055
Deferred revenue	2,131	—
Other liabilities	2,584	2,766
Deferred tax liability	1,020	915
Total liabilities	98,569	92,736

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	62	60
Additional paid-in capital	337,238	305,676
Treasury stock	(3)	(3)
Accumulated deficit	(173,983)	(163,135)
Accumulated other comprehensive loss	(3,462)	(2,535)
Total stockholders’ equity	159,852	140,063
Total liabilities and stockholders’ equity	$258,421	$232,799

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$61,660	$54,074	$119,901	$104,993
Costs and expenses (1) (2)
Cost of revenue (3)	16,036	15,134	29,990	28,915
Sales and marketing	25,392	23,392	49,523	45,092
General and administrative	11,499	10,437	21,622	20,130
Product development	14,219	9,326	27,471	19,285
Restructuring costs	1,906	2,076	2,084	2,315
Amortization of purchased intangibles	424	470	848	942
Total costs and expenses	69,476	60,835	131,538	116,679
Loss from operations	(7,816)	(6,761)	(11,637)	(11,686)
Other income (expense), net	31	(99)	160	221
Loss before provision for income taxes	(7,785)	(6,860)	(11,477)	(11,465)
Provision for income taxes	536	673	47	1,744
Net loss	$(8,321)	$(7,533)	$(11,524)	$(13,209)

Net loss per share of common stock:
Basic	$(0.14)	$(0.13)	$(0.20)	$(0.24)
Diluted	$(0.14)	$(0.13)	$(0.20)	$(0.24)

Weighted-average shares used to compute net loss per share:
Basic	58,648,195	55,954,158	57,982,648	55,964,568
Diluted	58,648,195	55,954,158	57,982,648	55,964,568

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$230	$117	$384	$193
Sales and marketing	1,373	754	2,259	1,408
General and administrative	1,182	774	2,022	1,436
Product development	1,041	702	1,599	1,223

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,931	$1,870	$3,847	$3,635
Sales and marketing	371	408	727	789
General and administrative	274	340	520	590
Product development	852	427	1,692	824

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$287	$959	$574	$1,918

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(8,321)	$(7,533)	$(11,524)	$(13,209)
Foreign currency translation adjustment	1,486	(1,220)	927	(4,618)
Comprehensive loss	$(6,835)	$(8,753)	$(10,597)	$(17,827)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(11,524)	$(13,209)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	6,264	4,260
Depreciation	6,786	5,838
Amortization of purchased intangibles	1,422	2,860
Amortization of tenant allowance	(83)	(83)
Deferred income taxes	41	(13)
Provision for doubtful accounts, net	862	958
Changes in operating assets and liabilities:
Accounts receivable	(1,045)	6,011
Prepaid expenses and other current assets	(9,531)	(3,864)
Other assets	(187)	(31)
Accounts payable	34	(3,881)
Accrued expenses and other current liabilities	(8,771)	(3,204)
Deferred revenue	13,943	9,477
Other liabilities	(218)	245
Net cash (used in) provided by operating activities	(2,007)	5,364

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(9,664)	(7,011)
Cash held as collateral for foreign exchange forward contracts	1,235	205
Payments for acquisitions and intangible assets, net of cash acquired	(392)	(239)
Net cash used in investing activities	(8,821)	(7,045)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	25,667	2,588
Repurchase of common stock	(1,345)	(1,781)
Net cash provided by financing activities	24,322	807
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	138	4,350
CHANGE IN CASH AND CASH EQUIVALENTS	13,632	3,476
CASH AND CASH EQUIVALENTS - Beginning of the period	56,115	50,889
CASH AND CASH EQUIVALENTS - End of the period	$69,747	$54,365

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,553	$659

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$774	$41
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 24, 2018	$1,000	$—

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia), Mountain View (California) and Seattle (Washington), and international offices in Amsterdam (Netherlands), Berlin (Germany), London (United Kingdom), Mannheim (Germany), Melbourne (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Tel Aviv (Israel), and Tokyo (Japan).
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2018, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements at that date.
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
Recently Issued Accounting Standards
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No.2018-07 "Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new standard expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-05 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In March 2018, the FASB issued ASU No.2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. ASU 2018-05 is effective upon inclusion in the FASB Codification. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU 2018-02 affects any entity that is required to apply the provisions of Topic 220 and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12").  This new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company does not expect the adoption of ASU 2017-12 to have a material effect on its financial position, results of operations or cash flows.
In January 2017, FASB issued ASU No. 2017-04, "Intangibles —Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-04 to have a material effect on its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on its consolidated financial statements and related disclosures. The Company is also in the process of aggregating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of twelve months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.
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
The impact of adopting the new standard as of January 1, 2018 on revenues was not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. The Company recorded an addition to opening retained earnings of $0.7 million as of January 1, 2018 due to the impact of adopting the new standard, with the impact related to the deferral of incremental commission costs. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract, which was generally one year. Under the new standard, the Company defers all incremental commission costs to obtain the contract. The prepaid commission balance as of June 30, 2018 is $7.9 million. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the transfer to the customer of the services to which the asset relates.

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

Total revenue of $61.7 million and $119.9 million recognized during the three months and six months ended June 30, 2018, under Topic 606, was not materially different from what would have been recognized under Topic 605.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company's larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company's online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC-606, "Principal Agent Considerations", the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Control for the majority of the Company's Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the LiveEngage platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

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

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $26.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017. The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of June 30, 2018	As of December 31, 2017
Hosted services – Business	$38,063	$27,011
Hosted services – Consumer	—	—
Professional services	11,443	8,552
Total deferred revenue	$49,506	$35,563

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	(1)	2018	2017	(1)
Revenue:
Hosted services – Business	$48,331	$43,927		$95,759	$85,420
Hosted services – Consumer	4,952	4,460		9,632	8,630
Professional services	8,377	5,687		14,510	10,943
Total revenue	$61,660	$54,074		$119,901	$104,993
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$35,572	$34,078	$69,643	$65,763
Other Americas (1)	2,547	1,968	3,806	3,940
Total Americas	38,119	36,046	73,449	69,703
EMEA (2) (4)	17,519	13,953	34,438	27,465
APAC (3)	6,022	4,075	12,014	7,825
Total revenue	$61,660	$54,074	$119,901	$104,993
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $11.9 million and $9.1 million for the three months ended June 30, 2018 and 2017, respectively, and $23.5 million and $18.2 million six months ended June 30, 2018 and 2017, respectively.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to Hosted Services- Business Revenue.
In some arrangements, the Company allows customers to pay for access to LiveEngage over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the consolidated balance sheet. The opening and closing balances of the Company's accounts receivable, unbilled receivables, and deferred revenues are as follows (amounts in thousands):

	Accounts Receivable	Unbilled Receivable	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2017	$30,342	$7,584	$35,563	$—
Increase (decrease), net	(640)	823	11,812	2,131
Ending Balance as of June 30, 2018	$29,702	$8,407	$47,375	$2,131

As of June 30, 2018, the Company expects to recognize the long term performance obligations in 2019.

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
Diluted net loss per common share for the three and six months ended June 30, 2018 does not include the effect of 9,784,690 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2017 does not include the effect of 9,423,000 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic	58,648,195	55,954,158	57,982,648	55,964,568
Effect of assumed exercised options	—	—	—	—
Diluted	58,648,195	55,954,158	57,982,648	55,964,568

4.	Segment Information
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
Summarized financial information by segment for the three months ended June 30, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$48,331	$—	$—	$48,331
Hosted services – Consumer	—	4,952	—	4,952
Professional services	8,377	—	—	8,377
Total revenue	56,708	4,952	—	61,660
Cost of revenue	15,086	950	—	16,036
Sales and marketing	23,339	2,053	—	25,392
Amortization of purchased intangibles	424	—	—	424
Unallocated corporate expenses	—	—	27,624	27,624
Operating income (loss)	$17,859	$1,949	$(27,624)	$(7,816)

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

Summarized financial information by segment for the six months ended June 30, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$95,759	$—	$—	$95,759
Hosted services – Consumer	—	9,632	—	9,632
Professional services	14,510	—	—	14,510
Total revenue	110,269	9,632	—	119,901
Cost of revenue	28,004	1,986	—	29,990
Sales and marketing	45,062	4,461	—	49,523
Amortization of purchased intangibles	848	—	—	848
Unallocated corporate expenses	—	—	51,177	51,177
Operating income (loss)	$36,355	$3,185	$(51,177)	$(11,637)

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

Geographic Information
The Company is domiciled in the United States and has international operations in the Israel, United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	June 30,	December 31,
	2018	2017
United States	$99,307	$95,716
Israel	13,597	13,079
Australia	9,134	9,504
Netherlands	7,992	8,363
Other (1)	3,434	3,293
Total long-lived assets	$133,464	$129,955
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2018 and December 31, 2017.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2017	$72,507	$8,024	$80,531
Adjustments to goodwill:
Foreign exchange adjustment	(58)	—	(58)
Balance as of June 30, 2018	$72,449	$8,024	$80,473
Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$29,040	$(22,879)	$6,161	5.3 years
Customer relationships	15,973	(11,110)	4,863	8.0 years
Trade names	1,287	(1,287)	—	2.1 years
Non-compete agreements	1,437	(1,437)	—	2.3 years
Patents	1,832	(562)	1,270	13.3 years
Other	262	(235)	27	2.7 years
Total	$49,831	$(37,510)	$12,321

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,882	$(22,197)	$5,685	5.3 years
Customer relationships	15,978	(10,457)	5,521	8.0 years
Trade names	1,289	(1,283)	6	2.1 years
Non-compete agreements	1,439	(1,439)	—	2.3 years
Patents	1,620	(493)	1,127	13.1 years
Other	262	(235)	27	2.7 years
Total	$48,470	$(36,104)	$12,366

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. For the three and six months ended June 30, 2018 and 2017, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2018	$1,422
2019	2,641
2020	2,452
2021	2,240
2022	1,893
Thereafter	1,673
Total	$12,321
BotCentral
In January 2018, the Company acquired the employees and technology assets of BotCentral, a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in "Intangibles, net" on the Company's June 30, 2018 condensed consolidated balance sheet. While an active participant in the LiveEngage for Bots partner program, the BotCentral team created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson's conversational platform. With the team's expertise and knowledge of the LiveEngage platform, the team is bringing valuable insight for LivePerson's customers and partners, and enabling the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem.

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	June 30, 2018	December 31, 2017
Computer equipment and software	$109,885	$100,392
Furniture, equipment and building improvements	13,691	13,546
	123,576	113,938
Less: accumulated depreciation	(85,510)	(79,233)
Total	$38,066	$34,705

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	June 30, 2018	December 31, 2017
Payroll and other employee related costs	$13,357	$16,431
Professional services and consulting and other vendor fees	16,318	15,674
Unrecognized tax benefits	2,277	4,924
Sales commissions	4,147	5,259
Restructuring (see Note 11)	2,577	2,338
Other	576	3,385
Total	$39,252	$48,011

8.	Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2018 and December 31, 2017, are summarized as follows (amounts in thousands). The Company’s restricted cash balance of $0.2 million at June 30, 2018 and $1.5 million at December 31, 2017 is not held in a money market account and is not included in the following table.

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,817	$—	$—	$2,817	$2,806	$—	$—	$2,806
Foreign currency derivative contracts	—	—	—	—	—	65	—	65
Total assets	$2,817	$—	$—	$2,817	$2,806	$65	$—	$2,871

Liabilities:
Foreign currency derivative contracts	$—	$—	$—	$—	$—	$2	$—	$2
Total liabilities	$—	$—	$—	$—	$—	$2	$—	$2
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
In accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at the bank. The collateral shall remain in control of the lender, and these funds can be used to satisfy the outstanding obligation. Accordingly, the Company had cash at the bank of approximately $0.2 million at June 30, 2018 and $1.5 million at December 31, 2017, which is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of June 30, 2018	As of December 31, 2017
Notional amount of foreign currency derivative contracts	$—	$2,866
Fair value of foreign currency derivatives contracts	$—	$63
The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of June 30, 2018	As of December 31, 2017
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$—	$65
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$—	$2
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Foreign currency derivatives contracts	Other (income) expense	$—	$38	$(50)	$213

9.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended June 30, 2018 and 2017 was approximately $2.3 million. Rental expense for operating leases for the six months ended June 30, 2018 and 2017 was approximately $4.6 million.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million of employer matching contributions for both the three months ended June 30, 2018 and 2017. Salaries and related expenses include $0.9 million and $0.8 million of employer matching contributions for the six months ended June 30, 2018 and 2017, respectively.
Letters of Credit
As of June 30, 2018, the Company has a $1.9 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the six months ended June 30, 2018.

10.	Stockholders’ Equity
Common Stock
As of June 30, 2018, there were 100,000,000 shares of common stock authorized, and 62,366,602 shares issued and outstanding. As of December 31, 2017, there were 100,000,000 shares of common stock authorized, and 59,663,969 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of June 30, 2018 and December 31, 2017, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. On May 7, 2018, the Company's Board of Directors ratified the extension to December 31, 2018 of the repurchase program, effective as of January 1, 2018. There were 93,750 shares repurchased under this program during the six months ended June 30, 2018, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of June 30, 2018. As of June 30, 2018, approximately $17.1 million remained available for purchase under the program.
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

The per share weighted average fair value of stock options granted was $8.15 and $3.55 during the three months ended June 30, 2018 and 2017, respectively, and $6.26 and $3.50 during the six months ended June 30, 2018 and 2017, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6% - 2.8%	1.7% - 1.9%	2.5% - 2.8%	1.7% - 1.9%
Expected life (in years)	5	5	5	5
Historical volatility	43.7% - 48.4%	46.6% - 47.6%	43.7% - 48.4%	46.6% - 47.6%
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
On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of June 30, 2018, approximately 2.2 million shares of common stock were reserved for issuance under the Amended 2009 Plan (taking into account all option exercises and other equity award settlements through June 30, 2018).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of June 30, 2018, approximately 0.9 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2018).
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of June 30, 2018, approximately 0.6 million shares of common stock were reserved for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through June 30, 2018).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2017	7,959	$10.71
Granted	1,765	14.10
Exercised	(2,273)	10.73
Cancelled or expired	(274)	9.49
Balance outstanding at June 30, 2018	7,177	$11.58	7.03	$68,433
Options vested and expected to vest	6,189	$11.46	6.66	$59,773
Options exercisable at June 30, 2018	3,658	$11.04	4.99	$36,802
The total fair value of stock options exercised during the six months ended June 30, 2018 was approximately $12.1 million. As of June 30, 2018, there was approximately $17.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.
The following table summarizes information about outstanding and vested stock options as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.45	708	5.26	$6.33	485	$6.01
$7.60 - $7.60	748	8.39	7.60	214	7.60
$7.95 - $9.55	830	6.59	9.20	583	9.21
$9.90 - $10.13	727	6.03	10.09	650	10.09
$10.31 - $11.95	726	7.50	11.23	377	10.84
$11.96 - $12.32	87	3.04	12.12	88	12.12
$12.45 - $12.45	930	9.63	12.45	—	—
$12.46 - $13.59	810	4.07	13.28	747	13.26
$14.30- $15.85	726	9.33	14.60	16	15.77
$15.96 - $21.75	885	6.60	17.87	498	17.27

	7,177	7.03	$11.58	3,658	$11.04

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2017	1,123	$9.03	$—
Awarded	1,843	15.13	—
Released	(251)	9.05	—
Forfeited	(107)	8.02	—
Non-vested and outstanding at June 30, 2018	2,608	$13.38	$55,026
Expected to vest	1,798	$12.80	$37,936
RSUs granted to employees generally vest over a four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of June 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $33.4 million and the weighted-average remaining vesting period was 3 years.

11.	Restructuring
The Company’s restructuring costs related to wind-down and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential. The expense associated with this restructuring was approximately $1.9 million and $2.1 million during the three months ended June 30, 2018 and 2017, respectively and approximately $2.1 million and $2.3 million during the six months ended June 30, 2018 and 2017, respectively. The restructuring liability was approximately $2.6 million as of June 30, 2018 and $2.3 million as of December 31, 2017. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	June 30, 2018	December 31, 2017
Balance, Beginning of the year	$2,338	$2,551
Severance and other associated costs	2,084	648
Cash payments	(1,845)	(2,807)
Wind down cost legacy platform	—	1,946
Balance, End of period	$2,577	$2,338

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended June 30, 2018 (amounts in thousands):

	June 30, 2018	June 30, 2017
Severance and other associated costs	$1,906	$289
Wind down cost legacy platform	—	1,787
Total restructuring costs	$1,906	$2,076

The following table presents the detail of expenses for the Company's restructuring charges for the six months ended June 30, 2018 (amounts in thousands):

	June 30, 2018	June 30, 2017
Severance and other associated costs	$2,084	$399
Wind down cost legacy platform	—	1,916
Total restructuring costs	$2,084	$2,315

12.	Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases.  Trial for the Company’s intellectual property and other claims asserted against [24]7 in the original litigation is currently set for April 2019.  The Company believes the claims filed by [24]7 are without merit and intends to defend them vigorously.
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
Strengthening Our Position in both Existing and New Markets and Growing Our Recurring Revenue Base. LivePerson plans to continue to develop its market position by increasing its customer base, and expanding within its installed base. We will continue to focus primarily on key target markets: automotive, financial services, retail, technology, telecommunications, and travel/hospitality within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We plan to leverage our LiveEngage platform to replace a portion of calls traditionally made to 1-800 numbers with text and mobile messaging, and to increase adoption of real-time, campaign-based messaging across our customer’s online properties. We intend to collaborate with our large installed customer base to optimize the value and effectiveness that brands derive from our services. We are also focused on strengthening our recurring revenue stream by signing larger, long-term, and more strategic deals.
One of the key ways we are developing our market position is by hosting customer summits for executive level attendees from our targeted enterprise customer base and prospects. These customer summits feature existing customers that have demonstrated strong success with messaging and bots on LiveEngage. We believe that scaled reference customers advocating the adoption of messaging on LiveEngage to targeted peer groups will be a key driver of our growth. In 2017, we increased the pacing and scale of these summits, a pattern that we have continued in 2018.
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
    Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner ecosystem capable of offering additional applications and services to our customers. The pace of our ecosystem expansion has accelerated in 2018, as we built on our existing integrations with Facebook Messenger and LINE, by adding integrations to to Apple Business Chat, Google Rich Business Messenger, WhatsApp, Alexa and Google Home. These popular conversational interfaces enable brands the opportunity to connect to millions of consumers, which in turn can increase traffic on our platform.
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
     Maintaining Market Leadership in Technology and Security Expertise. As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation. In order to better support our customers and to attract the best talent, LivePerson is globalizing research and development. We now have tech centers in Israel; Mannheim, Germany; New York; Atlanta; Mountain View, California; and Seattle. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.
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

Key Metrics
Financial overview of the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

•	Total revenue increased 14% to $61.7 million from $54.1 million

•	Revenue from our Business segment increased 14% to $56.7 million from $49.6 million.

•	Gross profit margin increased to 74% from 72%.

•	Cost and expenses increased 14% to $69.5 million from $60.8 million.

•	Net loss increased to $8.3 million from net loss of $7.5 million.

•
Average annual revenue per enterprise and mid-market customer was greater than $255,000 over the trailing twelve months ended June 30, 2018, as compared to greater than $205,000 for the trailing twelve months ended June 30, 2017.

•
The revenue retention rate for full service customers on LiveEngage was greater than 100% over the trailing twelve months ended June 30, 2018, continuing the trend of 100% plus revenue retention that we reported in 2017. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Reconciliation of Adjusted EBITDA
GAAP net loss	$(8,321)		$(7,533)		$(11,524)		$(13,209)
Amortization of purchased intangibles	711		1,429		1,422		2,860
Stock-based compensation	3,826		2,347		6,264		4,260
Depreciation	3,428		3,045		6,786		5,838
Other non-recurring costs	1,768	(1)	1,534	(2)	3,038	(3)	3,358	(2)
Restructuring costs	1,906	(4)	2,075	(5)	2,084	(4)	2,315	(6)
Provision for income taxes	536		673		47		1,744
Other income, net	(31)		99		(160)		(221)
Adjusted EBITDA	$3,823		$3,669		$7,957		$6,945

(1) Includes litigation costs of $1.2 million, consulting costs of $0.4 million, and executive relocation costs of $0.2 million for the three months ended June 30, 2018.
(2) Includes litigation costs of $1.5 million and $3.4 million for the three and six months ended June 30, 2017.
(3) Includes litigation costs of $2.1 million, consulting costs of $0.4 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the six months ended June 30, 2018.

(4) Includes severance costs of $1.9 million and $2.1 million for the three and six months ended June 30, 2018.
(5) Includes wind down costs of legacy platform of $1.8 million and severance costs of $0.3 million for the three months ended June 30, 2017.
(6) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the six months ended June 30, 2017.
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

Because of these limitations, you should consider adjusted net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The following table presents a reconciliation of adjusted net (loss) income for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Reconciliation of Adjusted Net Income
Pre-tax GAAP loss	$(7,785)		$(6,860)		$(11,477)		$(11,465)
Amortization of purchased intangibles	711		1,429		1,422		2,860
Stock-based compensation	3,826		2,347		6,264		4,260
Other non-recurring costs	1,768	(1)	1,534	(2)	3,038	(3)	3,358	(2)
Restructuring costs	1,906	(4)	2,075	(5)	2,084	(4)	2,315	(6)
Pre-tax adjusted net income	426		525		1,331		1,328
Income tax effect of non-GAAP items (7)	(107)		(184)		(333)		(465)
Adjusted net income	$319		$341		$998		$863

(1) Includes litigation costs of $1.2 million, consulting costs of $0.4 million, and executive relocation costs of $0.2 million for the three months ended June 30, 2018.
(2) Includes litigation costs of $1.5 million and $3.4 million for the three and six months ended June 30, 2017.
(3) Includes litigation costs of $2.1 million, consulting costs of $0.4 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the six months ended June 30, 2018.

(4) Includes severance costs of $1.9 million and $2.1 million for the three and six months ended June 30, 2018.
(5) Includes wind down costs of legacy platform of $1.8 million and severance costs of $0.3 million for the three months ended June 30, 2017.
(6) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.4 million for the six months ended June 30, 2017.
(7)  The Company applies a standardized tax rate of 25% for the three and six months ended June 30, 2018. The Company applied a standardized tax rate of 35% for the three and six months ended June 30, 2017.

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

Total revenue of $61.7 million and $119.9 million recognized during the three months and six months ended June 30, 2018, respectively, under Topic 606, was not materially different from what would have been recognized under Topic 605.
Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and the fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC-606, "Principal Agent Considerations", we act as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. Control for the majority of our Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the LiveEngage platform and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

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
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $26.2 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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
As of June 30, 2018, there was approximately $17.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 3.0 years. As of June 30, 2018, there was approximately $33.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.0 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and six months ended June 30, 2018 and 2017. No customer accounted for approximately 10% of accounts receivable as of June 30, 2018 and December 31, 2017.
A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. During the six months ended June 30, 2018, our allowance for doubtful accounts increased by $0.4 million to approximately $1.6 million. During 2017, we decreased our allowance for doubtful accounts by $0.4 million to approximately $1.3 million.
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
Recently Issued Accounting Standards
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recently issued accounting standards.
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a full description of recently adopted accounting pronouncements.
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
Revenue from our Business segment accounted for 92% of total revenue for the three and six months ended June 30, 2018 and 2017. Revenue attributable to our monthly hosted Business services accounted for 85% and 87% of total Business revenue for the three and six months ended June 30, 2018, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three and six months ended June 30, 2017. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three and six months ended June 30, 2018 and 2017.
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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock-based compensation expense	$3,826	$2,347	$6,264	$4,260

Results of Operations
We are organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging.
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$56,708	$49,614	14%	$110,269	$96,363	14%
Consumer	4,952	4,460	11%	9,632	8,630	12%
Total	$61,660	$54,074	14%	$119,901	$104,993	14%
Business revenue increased by 14% to $56.7 million and $110.3 million in the three and six months ended June 30, 2018, respectively, from $49.6 million and $96.4 million in the comparable periods in 2017. This variance was primarily attributable to the increase in revenue from professional services of approximately $3.0 million and $3.7 million, in revenue from existing customers of approximately $2.2 million and $4.9 million, in revenue from new customers of approximately $1.3 million and $4.2 million, and in revenue that is variable principally based on pay for performance of approximately $0.6 million and $1.2 million, respectively.

In 2017, we had notified the majority of our customers about the end of life on the legacy offering, and not every legacy customer elected to move to LiveEngage. After we finished the migration of current customers from our old platform to our new LiveEngage platform, our focus shifted back to selling and expanding our base of messaging customers. We continued to see a decrease in existing customer cancellations quarter over quarter. During the fourth quarter 2017, we returned to year over year revenue growth. This trend continued into the first and second quarters of 2018.
Consumer revenue increased by 11% and 12% to $5.0 million and $9.6 million in the three and six months ended June 30, 2018, respectively, from $4.5 million and $8.6 million in the comparable periods in 2017. This variance is driven by an increase in price per minute and in volume of chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$15,086	$14,206	6%	$28,004	$27,112	3%
Percentage of total revenue	24%	26%		23%	26%
Headcount (at period end):	234	229	2%	234	229	2%
Cost of revenue increased by 6% to $15.1 million in the three months ended June 30, 2018, from $14.2 million in the comparable period in 2017. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $1.0 million and in total compensation and related costs for customer service and network operations personnel of approximately $0.7 million. This was partially offset by decreases in amortization expense of approximately $0.7 million and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.2 million.
Cost of revenue increased by 3% to $28.0 million in the six months ended June 30, 2018, from $27.1 million in the comparable period in 2017. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $1.4 million and in total compensation and related costs for customer service and network operations personnel of approximately $1.0 million. This was partially offset by decreases in amortization expense of approximately $1.3 million and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.3 million.
Gross margin for our business segment increased to 73% and 75% in the three and six months ended June 30, 2018, respectively, from 71% and 72% in the comparable periods in 2017. The increase in gross margin was tied to our ability to operationalize cost savings by moving brands off of our legacy platform and realigning our go-to-market strategy around LiveEngage.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$950	$928	2%	$1,986	$1,803	10%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	17	20	(15)%	17	20	(15)%
Cost of revenue remained relatively flat in the three months ended June 30, 2018, from the comparable period in 2017. This variance was primarily attributable to increases in depreciation expense and credit card processing fees offset by decreases in backup server facilities and allocated occupancy costs and overhead.

Cost of revenue increased by 10% to $2.0 million in the six months ended June 30, 2018, from $1.8 million the comparable period in 2017. This variance was primarily attributable to increases in depreciation expense, salary and related employee expenses, and credit card processing fees partially offset by decreases in backup server facilities and allocated occupancy costs and overhead.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$23,339	$21,242	10%	$45,062	$40,785	10%
Percentage of total revenue	38%	39%		38%	39%
Headcount (at period end):	315	287	10%	315	287	10%
Sales and marketing expenses increased by 10% to $23.3 million in the three months ended June 30, 2018 from $21.2 million in the comparable period in 2017. This variance was primarily attributable to increases in salaries and related costs for sales and marketing personnel of approximately $1.2 million, outsourced labor and other business services of approximately $0.8 million, and in recruiting expenses of approximately $0.5 million. This was partially offset by decreases in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $0.4 million.
Sales and marketing expenses increased by 10% to $45.1 million in the six months ended June 30, 2018 from $40.8 million in the comparable period in 2017. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $1.8 million, in recruiting expenses of approximately $1.2 million, in salaries and related costs for sales and marketing personnel of approximately $0.7 million and in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $0.6 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$2,053	$2,150	(5)%	$4,461	$4,307	4%
Percentage of total revenue	3%	4%		4%	4%
Headcount (at period end):	12	12	—%	12	12	—%
Sales and marketing expenses decreased by 5% to $2.1 million in the three months ended June 30, 2018 from $2.2 million in the comparable periods in 2017. This variance was primarily attributable to decreases in advertising and online expenses, partially offset by increases in salaries and related costs for sales and marketing personnel.
Sales and marketing expenses increased by 4% to $4.5 million in the six months ended June 30, 2018 from $4.3 million in the comparable periods in 2017. This variance was primarily attributable to increases in in salaries and related costs for sales and marketing personnel partially offset by decreases in advertising and online expenses.

General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
General and administrative	$11,499	$10,437	10%	$21,622	$20,130	7%
Percentage of total revenue	19%	19%		18%	19%
Headcount (at period end):	114	107	7%	114	107	7%
General and administrative expenses increased by 10% to $11.5 million in the three months ended June 30, 2018 from $10.4 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related employee expenses of approximately $0.7 million, in business services and outsourced labor of approximately $0.3 million, and a net increase in non-recurring costs of approximately $0.3 million. This was partially offset by decreases in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.3 million. Non-recurring costs consisted of approximately $0.4 million in consulting fees and executive relocation costs of approximately $0.2 million, partially offset by a decrease in litigation costs of approximately $0.3 million. Consulting fees related to pricing and cost efficiency analysis.
General and administrative expenses increased by 7% to $21.6 million in the six months ended June 30, 2018 from $20.1 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related employee expenses of approximately $1.1 million, in business services and outsourced labor of approximately $0.6 million, and in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.2 million. This was partially offset by a net decrease in non-recurring costs of approximately $0.4 million. Non-recurring costs consisted of a decrease in litigation costs of approximately $1.3 million, partially offset by $0.4 million in consulting fees, executive recruitment costs of $0.3 million and executive relocation costs of approximately $0.2 million. Consulting fees related to pricing and cost efficiency analysis.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Product development	$14,219	$9,326	52%	$27,471	$19,285	42%
Percentage of total revenue	23%	17%		23%	18%
Headcount (at period end):	367	296	24%	367	296	24%
Product development costs increased by 52% and 42% to $14.2 million and $27.5 million in the three and six months ended June 30, 2018 from $9.3 million and $19.3 million in the comparable periods in 2017.  This variance was primarily attributable to increases in total compensation, outside labor, recruiting expense and associated costs for existing product development personnel of approximately $4.0 million and $6.4 million, respectively, and in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.9 and $1.8 million, respectively.
We continue to invest in new product development efforts to expand the capability of LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40 - "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three and six months ended June 30, 2018, $2.4 million and $5.1 million was capitalized, respectively. In the three and six months ended June 30, 2017, $2.3 million and $4.0 was capitalized, respectively.
Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$1,906	$2,076	(8)%	$2,084	$2,315	(10)%
Percentage of total revenue	3%	4%		2%	2%
Restructuring costs incurred decreased by 8% and 10% to approximately $1.9 million and $2.1 million during the three and six months ended June 30, 2018, respectively, from $2.1 million and $2.3 million in the comparable periods in 2017. This variance was primarily attributable to wind-down costs of our legacy platform of $1.8 million and $1.9 million during three and six months ended 2017. This was partially offset by increases in severance costs of $1.6 million and $1.7 million during three and six months ended June 30, 2018 from the comparable periods in 2017.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$424	$470	(10)%	$848	$942	(10)%
Percentage of total revenues	1%	1%		1%	1%
Amortization expense for purchased intangibles decreased by 10% to $0.4 million and $0.8 million in the three and six months ended June 30, 2018, respectively, from $0.5 million and $0.9 million in the comparable periods in 2017. This variance was primarily attributable to a decrease in amortization of CAO! and Synchronite intangible assets. This was partially offset by amortization of the 2018 Bot Central assets acquired.
Additional amortization expense in the amount of $0.3 million and $1.0 million in the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $1.9 million in the six months ended June 30, 2018 and 2017, respectively, is included in cost of revenue. The decrease is primarily attributable to the full amortization of Amadesa during the third quarter of 2017.
Other Income, net
Other income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Other income (expense), net	$31	$(99)	(131)%	$160	$221	(28)%
Other income (expense), net increased 131% in the three months ended June 30, 2018 from the comparable period in 2017 due to a gain on foreign exchange of approximately $0.1 million and an increase in other financial income of approximately $0.1 million. This was partially offset by a decrease in hedging income.
Other income (expense), net decreased 28% in the six months ended June 30, 2018 from the comparable period in 2017 due to a decrease in finance hedging income of approximately $0.3 million. This was partially offset by a gain on foreign exchange of approximately $0.1 million and an increase in other financial income of approximately $0.1 million.
Provision For Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$536	$673	(20)%	$47	$1,744	(97)%
Provision for income taxes decreased by 20% and 97% to $0.5 million and $47,000 for the three and six months ended June 30, 2018 from $0.7 million and $1.7 million in the comparable periods in 2017. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had a net loss of $8.3 million in the three months ended June 30, 2018 compared to a net loss of $7.5 million for the three months ended June 30, 2017. During the three months ended June 30, 2018, there were increases in revenue of approximately $7.6 million, increases in other income (expense), net of approximately $0.1 million, and decreases in provision for income taxes of approximately $0.1 million. This was partially offset by increases in operating expenses of approximately $8.6 million.
We had a net loss of $11.5 million in the six months ended June 30, 2018 compared to a net loss of $13.2 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, there were increases in revenue of approximately $14.9 million and decreases in provision for income taxes by $1.7 million. This was partially offset by increases in operating expenses of approximately $14.9 million and decreases in other income (expense), net of approximately $0.1 million.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows (used) in provided by operating activities	$(2,007)	$5,364
Cash flows used in investing activities	(8,821)	(7,045)
Cash flows provided by financing activities	24,322	807
As of June 30, 2018, we had approximately $69.7 million in cash and cash equivalents, an increase of approximately $13.6 million from December 31, 2017. The increase is primarily attributable to cash provided by financing activities relating to issuance of common stock net cash, deferred revenue, and non-cash expenses. This was partially offset by cash flows used in investing relating to purchases of fixed assets for our co-location facilities and capitalization of internally developed software, increases in prepaid expenses and other current assets and decreases in accrued expenses.
Net cash used in operating activities was $2.0 million for the six months ended June 30, 2018 and consisted primarily of net loss and increases in prepaid expenses and other current assets and accounts receivable and decreases in accrued expenses. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The increase in accounts receivable and deferred revenue was primarily related to changes in our billing terms for some of our larger customers. Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2017 and consisted primarily of increases in deferred revenue, decreases in accounts receivable, and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. This was partially offset by net loss, increases in prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses.
Net cash used in investing activities was $8.8 million in the six months ended June 30, 2018 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software and the BotCentral assets acquired, partially offset by a release of restricted cash used with foreign currency forward contracts. Net cash used in investing activities was $7.0 million in the six months ended June 30, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities.
Net cash provided by financing activities was $24.3 million and $0.8 million in the six months ended June 30, 2018 and 2017, respectively. This was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2018, we had an accumulated deficit of approximately $174.0 million.
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
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and six months ended June 30, 2018 and 2017 was approximately $2.3 million and $4.6 million, respectively.

As of June 30, 2018, our principal commitments were approximately $27.1 million under various operating leases, of which approximately $4.8 million is due in 2018. We currently expect that our principal commitments for the year ending December 31, 2018 will not exceed $15.5 million in the aggregate.
Our contractual obligations at June 30, 2018 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$27,076	$8,535	$11,676	$5,613	$1,252

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended June 30, 2018, the U.S. dollar appreciated by approximately 1% as compared to the NIS. During the six months ended June 30, 2018, the U.S. dollar depreciated by approximately 2% as compared to the NIS. During the three and six months ended June 30, 2018, expenses generated by our Israeli operations totaled approximately $16.9 million and $34.5 million, respectively. During 2018, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the British Pound; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2018, our allowance for doubtful accounts increased by $0.4 million to approximately $1.7 million. During 2017, we decreased our allowance for doubtful accounts from $1.7 million to approximately $1.3 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases.  Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for April 2019.  We believe the claims filed by [24]7 are without merit and intend to defend them vigorously.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended June 30, 2018 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$17,050,059
4/1/2018 – 4/30/2018	—	$—	—	17,050,059
5/1/2018 – 5/31/2018	—	—	—	17,050,059
6/1/2018 – 6/30/2018	—	—	—	17,050,059
Total	—	$—	—	$17,050,059

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, our Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. On May 7, 2018, the Company's Board of Directors ratified the extension to December 31, 2018 of the repurchase program, effective as of January 1, 2018. As of June 30, 2018, approximately $17.1 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On July 31, 2018, the Compensation Committee (the “Compensation Committee”) of the Company adopted the Long Term Incentive Plan of LivePerson, Inc. (the “LTIP Plan”). The LTIP Plan encompasses two long-term bonus programs, the Accelerated Growth Plan (the “AGP Component”) and the Three-Year Plan Achieves Rule of 40 for SAAS Program (the “Rule of 40 Component”), each of which provides for the funding of a bonus pool upon the Company’s achievement of certain financial goals and the subsequent granting of restricted stock units to participants in the AGP Component and Rule of 40 Component, as applicable, that will be subject to certain continued vested requirements. In respect of the AGP Component, if the Company achieves certain Company revenue goals for the fiscal year 2020, such goals to be determined by the Board, a bonus pool will be funded in April 2021 with a value equal to 2% of the incremental difference between the Company’s market cap at December 31, 2020 less the Company’s market cap at December 31, 2017 (of $636.1 million) (the “Incremental Difference”). In respect of the Rule of 40 Component, if the Company achieves certain annual revenue and annual Adjusted EBITDA goals, to be set by the Board, in any fiscal year on or before December 31, 2020, a bonus pool will be funded on April 1, 2021 with a value equal to 0.5% of the Incremental Difference, and if 90% of such goals are achieved, the bonus pool will be funded with a value equal to 0.25% of the Incremental Difference. Following the creation of the bonus pools, if any, participants in the applicable Plan component will be granted restricted stock units, as described more fully below.

The Company’s Chief Executive Officer, executive officers and other senior officers as designated by the Compensation Committee shall be participants in one or both of the LTIP Plan components. The AGP Component is intended to be for a single three-year performance period of January 1, 2018 - December 31, 2020. The Rule of 40 Component has been established with an initial three-year performance period (also January 1, 2018 - December 31, 2020), and may, in the discretion of the Compensation Committee, be utilized for additional three-year performance cycles in which case the Compensation Committee shall determine the applicable performance metrics and funding thresholds. Participants in each of the AGP Component and Rule of 40 Component will be designated by the Committee and under the terms of the Plan as a member of one of three tiers. If the bonus pool is funded for a particular component, Tier 1 participants, consisting of the Company’s CEO, will be allocated 14% of the applicable bonus pool, Tier 2 participants will be allocated 49% of the applicable bonus pool, and Tier 3 participants will be allocated 37% of the applicable bonus pool. In each case, each member of the Tier will be entitled to a bonus award of an equal portion of that Tier’s allocation, in the form of restricted stock units. In addition to participation by the Company’s CEO, the Company’s other named executive officers may be participants one or both of the LTIP Plan components.

For each eligible participant, fifty percent (50%) of the restricted stock units granted to the participant as a result of the funding of the AGP Component bonus pool will be vested upon grant (on April 1, 2021), 25% will vest on January 1, 2022 and 25% will vest on January 1, 2023, in each case subject to continued employment of the participant through the vesting date unless otherwise determined by the Compensation Committee for a particular participant. For each eligible participant, one hundred (100%) of the restricted stock units granted to the participant as a result of the funding of the Rule of 40 Component bonus pool will be vested upon grant (on April 1, 2021), conditioned on the continued employment of the participant through the vesting date unless otherwise determined by the Compensation Committee for a particular participant. Restricted Stock Unit Awards will be settled promptly following vesting, subject to a participant’s election to defer settlement in connection with, and pursuant to the terms of the Company’s non-qualified deferred compensation plan and in compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

It is intended that the bonus pools will be funded in shares of the Company’s common stock, with shares that have, prior to the bonus pools’ funding, been approved for the issuance to employees by our stockholders, either as part of the shares reserved for issuance under the Company’s 2009 Stock Incentive Plan (or equivalent successor plan) or as may be separately approved as a stand-alone share pool specifically for the LTIP Plan. If the bonus pools are funded in stock, the RSUs granted to participants will settle in stock. Under the terms of the LTIP Plan, the Compensation Committee reserves the right to fund the all or a portion of the bonus pools in cash and issue cash settled RSUs. Notwithstanding anything to the contrary, in the event of a reorganization event (as defined in the Plan), the bonus pools will be funded if the performance targets that would have triggered the bonus pool funding at the end of the performance period have been met as a result of the reorganization event (even though the full performance period has not run) and fully vested RSUs will be granted to the applicable participants.

The foregoing description of the LTIP Plan is intended only as a summary and is qualified in its entirety by reference to the actual terms of the LTIP Plan, which is attached as Exhibit 10.1 hereto and is incorporated by reference herein.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1*	Long Term Incentive Plan dated July 31, 2018

10.2*	Separation Agreement General Release between LivePerson and Eran Vanounou, dated as of April 30, 2018

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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

LIVEPERSON, INC.
(Registrant)

Date:	August 6, 2018	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	August 6, 2018	By:	/s/ CHRISTOPHER E. GREINER
		Name:	Christopher E. Greiner
		Title:	Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

10.1*	Long Term Incentive Plan dated July 31, 2018

10.2*	Separation Agreement General Release between LivePerson and Eran Vanounou, dated as of April 30, 2018

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
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