Form 10-Q
period 2018-09-30
LIVEPERSON INC
filed 2018-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 5, 2018, 63,415,683 shares of the registrant’s common stock were outstanding.

FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ABOUT LIVEPERSON, INC. (“LIVEPERSON”) THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT LIVEPERSON AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE EVENTS OR RESULTS TO DIFFER MATERIALLY FROM SUCH STATEMENTS. ANY SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. IT IS ROUTINE FOR OUR INTERNAL PROJECTIONS AND EXPECTATIONS TO CHANGE AS THE YEAR OR EACH QUARTER IN THE YEAR PROGRESSES, AND THEREFORE IT SHOULD BE CLEARLY UNDERSTOOD THAT THE INTERNAL PROJECTIONS AND BELIEFS UPON WHICH WE BASE OUR EXPECTATIONS MAY CHANGE PRIOR TO THE END OF EACH QUARTER OR THE YEAR. ALTHOUGH THESE EXPECTATIONS MAY CHANGE, WE ARE UNDER NO OBLIGATION TO INFORM YOU IF THEY DO. OUR POLICY IS GENERALLY TO PROVIDE OUR EXPECTATIONS ONLY ONCE PER QUARTER, AND NOT TO UPDATE THAT INFORMATION UNTIL THE NEXT QUARTER. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN PART II, ITEM 1A, “RISK FACTORS.”

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	September 30, 2018	December 31, 2017
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,351	$56,115
Cash held as collateral	—	1,451
Accounts receivable, net of allowance for doubtful accounts of $1,951 and $1,318 as of September 30, 2018 and December 31, 2017, respectively	51,727	37,926
Prepaid expenses and other current assets	18,722	7,352
Total current assets	136,800	102,844
Property and equipment, net	39,788	34,705
Intangibles, net	13,249	12,366
Goodwill	85,467	80,531
Deferred tax assets	732	753
Other assets	1,818	1,600
Total assets	$277,854	$232,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,603	$5,481
Accrued expenses and other current liabilities	41,124	48,011
Deferred revenue	56,117	35,563
Total current liabilities	103,844	89,055
Deferred revenue	2,067	—
Other liabilities	3,972	2,766
Deferred tax liability	1,073	915
Total liabilities	110,956	92,736

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	63	60
Additional paid-in capital	351,702	305,676
Treasury stock	(3)	(3)
Accumulated deficit	(181,026)	(163,135)
Accumulated other comprehensive loss	(3,838)	(2,535)
Total stockholders’ equity	166,898	140,063
Total liabilities and stockholders’ equity	$277,854	$232,799

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$64,213	$56,493	$184,114	$161,486
Costs and expenses (1) (2)
Cost of revenue (3)	15,689	14,541	45,679	43,456
Sales and marketing	26,748	21,603	76,271	66,695
General and administrative	11,972	10,398	33,594	30,528
Product development	13,484	9,726	40,955	29,011
Restructuring costs	722	—	2,806	2,315
Amortization of purchased intangibles	424	470	1,272	1,412
Total costs and expenses	69,039	56,738	200,577	173,417
Loss from operations	(4,826)	(245)	(16,463)	(11,931)
Other (expense) income , net	(213)	191	(53)	412
Loss before provision for income taxes	(5,039)	(54)	(16,516)	(11,519)
Provision for income taxes	2,004	1,256	2,051	3,000
Net loss	$(7,043)	$(1,310)	$(18,567)	$(14,519)

Net loss per share of common stock:
Basic	$(0.12)	$(0.02)	$(0.32)	$(0.26)
Diluted	$(0.12)	$(0.02)	$(0.32)	$(0.26)

Weighted-average shares used to compute net loss per share:
Basic	60,014,246	56,524,990	58,667,289	56,153,428
Diluted	60,014,246	56,524,990	58,667,289	56,153,428

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$220	$108	$604	$301
Sales and marketing	1,472	576	3,731	1,984
General and administrative	1,368	622	3,390	2,058
Product development	1,014	537	2,613	1,760

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,934	$1,715	$5,781	$5,350
Sales and marketing	388	417	1,115	1,206
General and administrative	275	321	795	911
Product development	960	726	2,652	1,550

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$285	$639	$859	$2,556

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(7,043)	$(1,310)	$(18,567)	$(14,519)
Foreign currency translation adjustment	376	317	1,303	(4,301)
Comprehensive loss	$(6,667)	$(993)	$(17,264)	$(18,820)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(18,567)	$(14,519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	10,338	6,103
Depreciation	10,343	9,017
Amortization of purchased intangibles	2,131	3,968
Amortization of tenant allowance	(204)	(125)
Deferred income taxes	179	823
Provision for doubtful accounts, net	1,326	1,363
Changes in operating assets and liabilities:
Accounts receivable	(15,127)	(1,719)
Prepaid expenses and other current assets	(11,370)	(2,248)
Other assets	(218)	75
Accounts payable	571	(4,352)
Accrued expenses and other current liabilities	(8,849)	(2,954)
Deferred revenue	22,381	8,549
Other liabilities	(42)	(463)
Net cash (used in) provided by operating activities	(7,108)	3,518

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(13,832)	(12,176)
Cash held as collateral for foreign exchange forward contracts	1,451	2,511
Payments for acquisitions and intangible assets, net of cash acquired	(1,502)	(345)
Net cash used in investing activities	(13,883)	(10,010)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with the exercise of options	32,712	7,748
Repurchase of common stock	(1,345)	(1,741)
Net cash provided by financing activities	31,367	6,007
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(140)	3,957
CHANGE IN CASH AND CASH EQUIVALENTS	10,236	3,472
CASH AND CASH EQUIVALENTS - Beginning of the period	56,115	50,889
CASH AND CASH EQUIVALENTS - End of the period	$66,351	$54,361

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,524	$540

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$550	$507
Leasehold improvements funded by landlord	$1,449	$—
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 24, 2018	$1,000	$—
Issuance of 115,385 shares of common stock in connection with the Conversable transaction on September 27, 2018	$3,000	$—
Contingent earn-out in connection with the acquisition of Conversable recorded in accrued expenses and common stock	$2,124	$—

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia), Austin (Texas), San Francisco (California) and Seattle (Washington), and international offices in Amsterdam (Netherlands), Berlin (Germany), London (United Kingdom), Mannheim (Germany), Melbourne (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Tel Aviv (Israel), and Tokyo (Japan).
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2018, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited consolidated financial statements at that date.
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
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements". This standard aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification ("ASC") 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-230 on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07 "Compensation —Stock Compensation (Topic 718) —Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new standard expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. ASU 2018-05 is effective upon inclusion in the FASB Codification. The Company evaluated the impact of this updated standard and determined that the tax on unremitted earnings is zero due to the overall accumulated deficit in earnings and profits.
In February 2018, the FASB issued ASU No. 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in ASU 2018-02 affects any entity that is required to apply the provisions of Topic 220 and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company does not expect the adoption of ASU 2018-02 to have a material effect on its financial position, results of operations or cash flows.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating adopting the standard using the modified transition approach or the transition option available where the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company is currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on its consolidated financial statements and related disclosures. The Company is also in the process of aggregating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of twelve months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, "Other Assets and Deferred Costs - Contracts with Customers", which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "new standard."
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
The impact of adopting the new standard as of January 1, 2018 on revenues was not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. The Company recorded an addition to opening retained earnings of $0.7 million as of January 1, 2018 due to the impact of adopting the new standard, with the impact related to the deferral of incremental commission costs. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract, which was generally one year. Under the new standard, the Company defers all incremental commission costs to obtain the contract. The prepaid commission balance as of September 30, 2018 is $10.9 million. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the transfer to the customer of the services to which the asset relates.

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

Total revenue of $64.2 million and $184.1 million recognized during the three months and nine months ended September 30, 2018, respectively, under Topic 606, was not materially different from what would have been recognized under Topic 605.

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

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $31.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of September 30, 2018	December 31, 2017
Hosted services – Business	$45,225	$27,011
Professional services – Business	10,892	8,552
Total deferred revenue - short term	$56,117	$35,563

Hosted services – Business	$1,653	$—
Professional services – Business	414	—
Total deferred revenue - long term	$2,067	$—
Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	(1)	2018	2017	(1)
Revenue:
Hosted services – Business	$50,046	$46,378		$145,805	$131,798
Hosted services – Consumer	4,876	4,355		14,508	12,985
Professional services	9,291	5,760		23,801	16,703
Total revenue	$64,213	$56,493		$184,114	$161,486
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$37,033	$35,519	$106,676	$101,282
Other Americas (1)	2,402	1,744	6,208	5,684
Total Americas	39,435	37,263	112,884	106,966
EMEA (2) (4)	18,536	14,175	52,974	41,640
APAC (3)	6,242	5,055	18,256	12,880
Total revenue	$64,213	$56,493	$184,114	$161,486
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $11.1 million and $10.2 million for the three months ended September 30, 2018 and 2017, respectively, and $34.7 million and $28.4 million nine months ended September 30, 2018 and 2017, respectively.

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

	Accounts Receivable	Unbilled Receivable	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2017	$30,342	$7,584	$35,563	$—
Increase (decrease), net	10,300	3,501	20,554	2,067
Ending Balance as of September 30, 2018	$40,642	$11,085	$56,117	$2,067

As of September 30, 2018, the Company expects to recognize the long term performance obligations in 2019.

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
Diluted net loss per common share for the three and nine months ended September 30, 2018 does not include the effect of 9,168,450 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine months ended September 30, 2017 does not include the effect of 8,653,000 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic	60,014,246	56,524,990	58,667,289	56,153,428
Effect of assumed exercised options	—	—	—	—
Diluted	60,014,246	56,524,990	58,667,289	56,153,428

4.	Segment Information
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

Summarized financial information by segment for the three months ended September 30, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$50,046	$—	$—	$50,046
Hosted services – Consumer	—	4,876	—	4,876
Professional services	9,291	—	—	9,291
Total revenue	59,337	4,876	—	64,213
Cost of revenue	14,695	994	—	15,689
Sales and marketing	24,391	2,357	—	26,748
Amortization of purchased intangibles	424	—	—	424
Unallocated corporate expenses	—	—	26,178	26,178
Operating income (loss)	$19,827	$1,525	$(26,178)	$(4,826)
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
Summarized financial information by segment for the nine months ended September 30, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$145,805	$—	$—	$145,805
Hosted services – Consumer	—	14,508	—	14,508
Professional services	23,801	—	—	23,801
Total revenue	169,606	14,508	—	184,114
Cost of revenue	42,699	2,980	—	45,679
Sales and marketing	69,453	6,818	—	76,271
Amortization of purchased intangibles	1,272	—	—	1,272
Unallocated corporate expenses	—	—	77,355	77,355
Operating income (loss)	$56,182	$4,710	$(77,355)	$(16,463)

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
Geographic Information
The Company is domiciled in the United States and has international operations in Israel, the United Kingdom, Asia-Pacific and Australia, Latin America and Western Europe, particularly France, Germany and the Netherlands. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	September 30,	December 31,
	2018	2017
United States	$108,016	$95,716
Israel	13,490	13,079
Australia	8,744	9,504
Netherlands	7,677	8,363
Other (1)	3,127	3,293
Total long-lived assets	$141,054	$129,955
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of September 30, 2018 and December 31, 2017.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2017	$72,507	$8,024	$80,531
Adjustments to goodwill:
Acquisitions	5,010	—	5,010
Foreign exchange adjustment	(74)	—	(74)
Balance as of September 30, 2018	$77,443	$8,024	$85,467

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,640	$(23,221)	$7,419	5.3 years
Customer relationships	15,971	(11,436)	4,535	8.0 years
Trade names	1,287	(1,287)	—	2.1 years
Non-compete agreements	1,437	(1,437)	—	2.3 years
Patents	1,867	(599)	1,268	13.4 years
Other	262	(235)	27	2.7 years
Total	$51,464	$(38,215)	$13,249

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,882	$(22,197)	$5,685	5.3 years
Customer relationships	15,978	(10,457)	5,521	8.0 years
Trade names	1,289	(1,283)	6	2.1 years
Non-compete agreements	1,439	(1,439)	—	2.3 years
Patents	1,620	(493)	1,127	13.1 years
Other	262	(235)	27	2.7 years
Total	$48,470	$(36,104)	$12,366

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.1 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively. For the three and nine months ended September 30, 2018 and 2017, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2018	$792
2019	2,963
2020	2,775
2021	2,565
2022	2,216
Thereafter	1,938
Total	$13,249

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2018	December 31, 2017
Computer equipment and software	$113,463	$100,392
Furniture, equipment and building improvements	15,154	13,546
	128,617	113,938
Less: accumulated depreciation	(88,829)	(79,233)
Total	$39,788	$34,705

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	September 30, 2018	December 31, 2017
Payroll and other employee related costs	$16,942	$16,431
Professional services and consulting and other vendor fees	12,688	15,674
Unrecognized tax benefits	2,332	4,924
Sales commissions	5,719	5,259
Contingent earn-out (see Note 8)	1,800	—
Restructuring (see Note 12)	1,249	2,338
Other	394	3,385
Total	$41,124	$48,011

8.	Acquisitions
Conversable, Inc.
In September 2018, the Company acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform, headquartered in Austin, Texas, for an aggregated estimated purchase price of $6.6 million. The estimated purchase price consisted of $1.2 million in cash, approximately $3.0 million in shares of common stock of the Company, a potential earn-out consideration of $1.8 million in cash and $0.3 million of common stock of the Company, and $0.3 million of deferred revenue. This transaction was accounted for under the purchase method of accounting and was based upon the estimated fair value of Conversable, Inc.'s net tangible and identifiable intangible assets as of the date of acquisition.
The preliminary purchase price allocation resulted in approximately $5.0 million of goodwill and approximately $1.6 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. There is a potential earn-out consideration payment to Conversable Inc.'s shareholders for $2.1 million, which is based on achieving certain targeted financial, strategic, and integration objectives. There is another $0.6 million potential earn-out consideration payment to Conversable Inc.'s employees, which is considered compensation and is being expensed over 12 months. Conversable Inc.’s capabilities will accelerate the ongoing expansion of the Company's conversational commerce solutions and enhance the Company’s ability to deliver proactive and personalized content and services when and where the customer needs it, helping consumers find immediate service through messaging.
The Company is in the process of finalizing all fair value and asset purchase accounting adjustments. The effect of this acquisition is included in the Company's results from September 27, 2018 to September 30, 2018 and is not material, thus no pro-forma disclosure is provided.

BotCentral, Inc.
In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in "Intangibles, net" on the Company's September 30, 2018 condensed consolidated balance sheet. While an active participant in the LiveEngage for Bots partner program, the BotCentral team created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson's conversational platform. With the team's expertise and knowledge of the LiveEngage platform, the team is bringing valuable insight for LivePerson's customers and partners, and enabling the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem.

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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2018 and December 31, 2017, are summarized as follows (amounts in thousands). The Company has no restricted cash balance at September 30, 2018. The Company's restricted cash balance of $1.5 million at December 31, 2017 was not held in a money market account and is not included in the following table.

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,828	$—	$—	$2,828	$2,806	$—	$—	$2,806
Foreign currency derivative contracts	—	—	—	—	—	65	—	65
Total assets	$2,828	$—	$—	$2,828	$2,806	$65	$—	$2,871

Liabilities:
Contingent earn-out	$—	$—	$1,800	$1,800	$—	$—	$—	$—
Foreign currency derivative contracts	—	—	—	—	—	2	—	2
Total liabilities	$—	$—	$1,800	$1,800	$—	$2	$—	$2
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
The Company recorded a contingent earn-out of $1.8 million in September 2018 in connection with the acquisition of Conversable, Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a full description of the acquisition.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2018	December 31, 2017
Balance, Beginning of year	$—	$—
Conversable, Inc. addition (see Note 8)	1,800	—
Cash payment	—	—
Changes in fair value	—	—
Balance, End of year	$1,800	$—

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
As of September 30, 2018, the Company is not party to any foreign currency forward contracts and does not have any restricted cash balance. At December 31, 2017, in accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the foreign currency forward contracts. Accordingly, the Company had cash at an Israeli bank of approximately $1.5 million at December 31, 2017, which is recorded as cash held as collateral in current assets.
The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	As of September 30, 2018	As of December 31, 2017
Notional amount of foreign currency derivative contracts	$—	$2,866
Fair value of foreign currency derivatives contracts	$—	$63

The fair value of the Company’s derivative instruments is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of September 30, 2018	As of December 31, 2017
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$—	$65
Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$—	$2
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Foreign currency derivatives contracts	Other (income) expense	$—	$(19)	$(50)	$194

10.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three months ended September 30, 2018 and 2017 was approximately $2.9 million and $2.3 million, respectively. Rental expense for operating leases for the nine months ended September 30, 2018 and 2017 was approximately $7.2 million and $7.3 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Salaries and related expenses include $0.4 million and $0.3 million of employer matching contributions for both the three months ended September 30, 2018 and 2017, respectively. Salaries and related expenses include $1.2 million and $1.1 million of employer matching contributions for the nine months ended September 30, 2018 and 2017, respectively.
Letters of Credit
As of September 30, 2018, the Company has a $1.8 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the nine months ended September 30, 2018.

11.	Stockholders’ Equity
Common Stock
As of September 30, 2018, there were 100,000,000 shares of common stock authorized, and 63,201,497 shares issued and outstanding. As of December 31, 2017, there were 100,000,000 shares of common stock authorized, and 59,663,969 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of September 30, 2018 and December 31, 2017, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.

Stock Repurchase Program
On December 10, 2012, the Company’s Board of Directors approved a stock repurchase program through June 30, 2014. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. On March 13, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $30.0 million to $40.0 million. On July 23, 2014, the Company’s Board of Directors increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On February 16, 2016, the Company's Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, the Company's Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. On May 7, 2018, the Company's Board of Directors ratified the extension to December 31, 2018 of the repurchase program, effective as of January 1, 2018. There were 93,750 shares repurchased under this program during the nine months ended September 30, 2018, which were recorded in treasury stock at par on the condensed consolidated balance sheets as of September 30, 2018. As of September 30, 2018, approximately $17.1 million remained available for purchase under the program.
Stock-Based Compensation
The Company follows FASB ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.
The per share weighted average fair value of stock options granted was $10.13 and $5.02 during the three months ended September 30, 2018 and 2017, respectively, and $6.62 and $3.63 during the nine months ended September 30, 2018 and 2017, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.8% - 2.9%	1.8%	2.5% - 2.9%	1.7% - 1.9%
Expected life (in years)	5	5	5	5
Historical volatility	43.5% - 43.7%	47.3%	43.5% - 48.4%	46.6% - 47.6%
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
Stock Option Plans
During 1998, the Company established the Stock Option and Restricted Stock Purchase Plan (the “1998 Plan”). Under the 1998 Plan, the Board of Directors could issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 5,850,000 shares of common stock. The 2000 Stock Incentive Plan (the “2000 Plan”) succeeded the 1998 Plan. Under the 2000 Plan, the options which had been outstanding under the 1998 Plan were incorporated in the 2000 Plan increasing the number of shares available for issuance under the 2000 Plan by approximately 4,150,000, thereby reserving for issuance 10,000,000 shares of common stock in the aggregate.
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

On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2018, approximately 2.4 million shares of common stock were reserved for issuance under the Amended 2009 Plan (taking into account all option exercises and other equity award settlements through September 30, 2018).
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of September 30, 2018, approximately 0.9 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2018).
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of September 30, 2018, approximately 0.2 million shares of common stock were reserved for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through September 30, 2018).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2017	7,959	$10.71
Granted	1,952	15.03
Exercised	(2,874)	10.72
Cancelled or expired	(554)	9.91
Balance outstanding at September 30, 2018	6,483	$12.07	6.91	$90,038
Options vested and expected to vest	5,614	$11.80	6.55	$79,474
Options exercisable at September 30, 2018	3,250	$11.00	4.78	$48,604
The total fair value of stock options exercised during the nine months ended September 30, 2018 was approximately $15.2 million. As of September 30, 2018, there was approximately $16.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes information about outstanding and vested stock options as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.60	1,152	6.47	$6.92	583	$6.43
$7.95 - $9.55	664	6.35	9.21	479	9.21
$9.90 - $10.13	659	5.72	10.09	655	10.09
$10.31 - $11.96	674	7.06	11.27	395	11.01
$12.09 - $12.32	41	2.85	12.29	41	12.29
$12.45 - $12.45	930	9.38	12.45	—	—
$12.46 - $13.59	759	3.76	13.28	702	13.26
$14.30- $15.96	697	8.72	14.72	61	15.94
$16.05 - $21.75	721	6.92	18.09	334	17.44
$22.35 - $27.25	186	9.82	23.84	—	—

	6,483	6.91	$12.07	3,250	$11.00

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2017	1,123	$9.03	$—
Awarded	2,130	16.35	—
Released	(334)	9.04	—
Forfeited	(234)	10.42	—
Non-vested and outstanding at September 30, 2018	2,685	$14.71	$69,673
Expected to vest	1,878	$13.93	$48,741
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of September 30, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $35.9 million and the weighted-average remaining vesting period was 2.8 years.

12.	Restructuring
The Company’s restructuring costs relate to the wind-down of our legacy platform and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential within our Business Segment. The expense associated with this restructuring was approximately $0.7 million during the three months ended September 30, 2018 and approximately $2.8 million and $2.3 million during the nine months ended September 30, 2018 and 2017, respectively. There were no restructuring costs during the three months ended September 30, 2017. The Company expects to incur additional restructuring costs through December 31, 2019. The restructuring liability was approximately $1.2 million as of September 30, 2018 and $2.3 million as of December 31, 2017. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	September 30, 2018	December 31, 2017
Balance, Beginning of the year	$2,338	$2,551
Severance and other associated costs	2,806	648
Cash payments	(3,895)	(2,807)
Wind down cost legacy platform	—	1,946
Balance, End of period	$1,249	$2,338

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended September 30, 2018 (amounts in thousands):

	September 30, 2018	September 30, 2017
Severance and other associated costs	$722	$(31)
Wind down cost legacy platform	—	31
Total restructuring costs	$722	$—

The following table presents the detail of expenses for the Company's restructuring charges for the nine months ended September 30, 2018 (amounts in thousands):

	September 30, 2018	September 30, 2017
Severance and other associated costs	$2,806	$399
Wind down cost legacy platform	—	1,916
Total restructuring costs	$2,806	$2,315

13. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases.  Trial for the Company’s intellectual property and other claims asserted against [24]7 in the original litigation is currently set for April 1, 2019.  The Company believes the claims filed by [24]7 are without merit and intends to defend them vigorously.
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

14.	Subsequent Events
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec, Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable conversational commerce across the entire dealership, including variable and fixed operations. The purchase agreement was for total consideration of approximately $16.6 million, which includes approximately $6.0 million in cash, approximately $4.5 million in shares of common stock and approximately $5.7 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. The acquisition enhances the Company’s messaging platform available for the automotive industry.
The transaction will be accounted for under the purchase method of accounting. The Company is in the process of finalizing all fair value and purchase accounting adjustments.

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

Overview

LivePerson was incorporated in the State of Delaware in November 1995 and our service was introduced in November 1998.  We make life easier by transforming how people communicate with brands. LiveEngage, our enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and Artificial Intelligence (AI) to increase efficiency. As consumers have reoriented their digital lives around the smartphone, messaging apps have become their preferred communication channel to connect with each other. We allow brands to align with this new consumer preference, and deploy messaging at scale for customer care, marketing and sales, instead of requiring that consumers use email or call a 1-800 number. More than 18,000 businesses, including Adobe, Citibank, EE, HSBC, IBM, L'Oreal, Orange, PNC, and The Home Depot employ our technology to keep pace with rising customer service expectations and to align with preferences for digital communication channels.
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
In order to sustain growth in these segments, our strategy is to expand our position as a leading provider of online and mobile messaging solutions that transform how people communicate with brands. To accomplish this, we are focused on the following current initiatives:
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
    Leverage Partners to Enhance our Offering. In addition to developing our own applications, we continue to cultivate a partner ecosystem capable of offering additional applications and services to our customers. The pace of our ecosystem expansion has accelerated in 2018, as we built on our existing integrations with Facebook Messenger and LINE, by adding integrations to Apple Business Chat, Google Rich Business Messenger, WhatsApp, Alexa and Google Home. These popular conversational interfaces enable brands the opportunity to connect to millions of consumers, which in turn can increase traffic on our platform.
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
     Maintaining Market Leadership in Technology and Security Expertise. As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation. In order to better support our customers and to attract the best talent, LivePerson is globalizing research and development. We now have tech centers in Israel; Mannheim, Germany; New York; Atlanta; Austin; San Francisco; and Seattle. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.
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

Key Metrics
Financial overview of the three months ended September 30, 2018 compared to the three months ended September 30, 2017:

•	Total revenue increased 14% to $64.2 million from $56.5 million

•	Revenue from our Business segment increased 14% to $59.3 million from $52.1 million.

•	Gross profit margin increased to 76% from 74%.

•	Cost and expenses increased 22% to $69.0 million from $56.7 million.

•	Net loss increased to $7.0 million from $1.3 million.

•
Average annual revenue per enterprise and mid-market customer was greater than $270,000 over the trailing twelve months ended September 30, 2018, as compared to greater than $215,000 for the trailing twelve months ended September 30, 2017.

•
The revenue retention rate for full service customers on LiveEngage was greater than 100% over the trailing twelve months ended September 30, 2018, continuing the trend of 100% plus revenue retention that we reported in 2017. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, which is a non-GAAP financial measure. The adjusted EBITDA table below presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not consider the impact of restructuring cost;

•	adjusted EBITDA does not consider the impact of other non-recurring costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Reconciliation of Adjusted EBITDA
GAAP net loss	$(7,043)		$(1,310)		$(18,567)		$(14,519)
Amortization of purchased intangibles	709		1,109		2,131		3,968
Stock-based compensation	4,074		1,843		10,338		6,103
Depreciation	3,557		3,179		10,343		9,017
Other non-recurring costs	1,608	(1)	1,640	(2)	4,646	(3)	4,998	(2)
Restructuring costs	722	(4)	—		2,806	(5)	2,315	(6)
Provision for income taxes	2,004		1,256		2,051		3,000
Other expense (income), net	213		(191)		53		(412)
Adjusted EBITDA	$5,844		$7,526		$13,801		$14,470

(1) Includes litigation costs of $1.1 million and consulting costs of $0.5 million for the three months ended September 30, 2018.
(2) Includes litigation costs of $1.6 million and $5.0 million for the three and nine months ended September 30, 2017, respectively.
(3) Includes litigation costs of $3.2 million, consulting costs of $0.9 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the nine months ended September 30, 2018.

(4) Includes severance costs of $0.1 million and other compensation-related costs of $0.6 million for the three months ended September 30, 2018.
(5) Includes severance costs of $2.2 million and other compensation-related costs of $0.6 million for the nine months ended September 30, 2018.
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

We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
Total revenue of $64.2 million and $184.1 million recognized during the three months and nine months ended September 30, 2018, respectively, under ASU No. 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), was not materially different from what would have been recognized under Topic 605.
Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and the fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC 606, "Principal Agent Considerations", we act as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $31.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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
As of September 30, 2018, there was approximately $16.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.9 years. As of September 30, 2018, there was approximately $35.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.8 years.
Accounts Receivable
Our customers are located primarily in the United States. We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three and nine months ended September 30, 2018 and 2017. No customer accounted for approximately 10% of accounts receivable as of September 30, 2018 and December 31, 2017.
A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. During the nine months ended September 30, 2018, our allowance for doubtful accounts increased by $0.6 million to approximately $2.0 million. During 2017, we decreased our allowance for doubtful accounts by $0.4 million to approximately $1.3 million.
Goodwill
In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to such comparables.

We evaluate for goodwill impairment annually on September 30th. On September 30, 2018, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 13, Legal Matters, of the Notes to the Condensed Consolidated Financial Statements for additional information on our legal proceedings and litigation.
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
Revenue from our Business segment accounted for 92% of total revenue for the three and nine months ended September 30, 2018 and 2017. Revenue attributable to our monthly hosted Business services accounted for 84% and 86% of total Business revenue for the three and nine months ended September 30, 2018, respectively. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three and nine months ended September 30, 2017. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three and nine months ended September 30, 2018 and 2017.
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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock-based compensation expense	$4,074	$1,843	$10,338	$6,103

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
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$59,337	$52,138	14%	$169,606	$148,501	14%
Consumer	4,876	4,355	12%	14,508	12,985	12%
Total	$64,213	$56,493	14%	$184,114	$161,486	14%

Business revenue increased by 14% to $59.3 million in the three months ended September 30, 2018 from $52.1 million in the comparable period in 2017. This variance was primarily attributable to the increase in revenue from professional services of approximately $3.6 million, in revenue from new customers of approximately $2.1 million and in revenue from existing customers of approximately $2.0 million. This was partially offset by decreases in revenue that is variable principally based on pay for performance of approximately $0.5 million.

Business revenue increased by 14% to $169.6 million in the nine months ended September 30, 2018 from $148.5 million in the comparable period in 2017. This variance was primarily attributable to the increase in revenue from professional services of approximately $7.3 million, in revenue from existing customers of approximately $7.3 million, in revenue from new customers of approximately $5.8 million, and in revenue that is variable principally based on pay for performance of approximately $0.7 million.
In 2017, we had notified the majority of our customers about the end of life on the legacy offering, and not every legacy customer elected to move to LiveEngage. After we finished the migration of current customers from our old platform to our new LiveEngage platform, our focus shifted back to selling and expanding our base of messaging customers. We continued to see a decrease in existing customer cancellations quarter over quarter. During the fourth quarter of 2017, we returned to year over year revenue growth. This trend continued through the nine months ended September 30, 2018.
Consumer revenue increased by 12% to $4.9 million and $14.5 million in the three and nine months ended September 30, 2018, respectively, from $4.4 million and $13.0 million in the comparable periods in 2017. This variance is driven by an increase in price per minute and in volume of chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$14,695	$13,681	7%	$42,699	$40,794	5%
Percentage of total revenue	23%	24%		23%	25%
Headcount (at period end):	207	228	(9)%	207	228	(9)%
Cost of revenue increased by 7% to $14.7 million in the three months ended September 30, 2018, from $13.7 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related costs for customer service and network operations personnel of approximately $0.7 million, in outsourced labor and other business services of approximately $0.4 million and in depreciation of fixed assets of approximately $0.2 million. This was partially offset by decreases in amortization expense of approximately $0.3 million.
Cost of revenue increased by 5% to $42.7 million in the nine months ended September 30, 2018, from $40.8 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related costs for customer service and network operations personnel of approximately $1.8 million, in outsourced labor and other business services of approximately $1.8 million, and in depreciation of fixed assets of approximately $0.3 million. This was partially offset by decreases in amortization expense of approximately $1.7 million and in primary and backup server facilities and allocated overhead related to costs supporting our server and network infrastructure of approximately $0.3 million.
Gross margin for our business segment increased to 75% in the three and nine months ended September 30, 2018, respectively, from 74% and 73% in the comparable periods in 2017. The increase in gross margin was tied to our ability to operationalize cost savings by moving brands off of our legacy platform and realigning our go-to-market strategy around LiveEngage.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$994	$860	16%	$2,980	$2,662	12%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	17	18	(6)%	17	18	(6)%
Cost of revenue increased by 16% to $1.0 million in the three months ended September 30, 2018, from $0.9 million in the comparable period in 2017. This variance was primarily attributable to increases in credit card processing fees and depreciation expense and offset by decreases in backup server facilities and allocated occupancy costs and overhead.
Cost of revenue increased by 12% to $3.0 million in the nine months ended September 30, 2018, from $2.7 million in the comparable period in 2017. This variance was primarily attributable to increases in depreciation expense, salary and related employee expenses, and credit card processing fees partially offset by decreases in backup server facilities and allocated occupancy costs and overhead.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$24,391	$19,554	25%	$69,453	$60,338	15%
Percentage of total revenue	38%	35%		38%	37%
Headcount (at period end):	333	288	16%	333	288	16%
Sales and marketing expenses increased by 25% to $24.4 million in the three months ended September 30, 2018 from $19.6 million in the comparable period in 2017. This variance was primarily attributable to increases in salaries and related costs for sales and marketing personnel of approximately $2.6 million, in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $1.8 million, in recruiting expenses of approximately $0.3 million, and in allocated occupancy costs and overhead of approximately $0.1 million.
Sales and marketing expenses increased by 15% to $69.5 million in the nine months ended September 30, 2018 from $60.3 million in the comparable period in 2017. This variance was primarily attributable to increases in salaries and related costs for sales and marketing personnel of approximately $3.3 million, in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $2.4 million, in outsourced labor and other business services of approximately $1.9 million, in recruiting expenses of approximately $1.4 million, and in allocated occupancy costs and overhead of approximately $0.2 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$2,357	$2,049	15%	$6,818	$6,357	7%
Percentage of total revenue	4%	4%		4%	4%
Headcount (at period end):	13	13	—%	13	13	—%
Sales and marketing expenses increased by 15% to $2.4 million in the three months ended September 30, 2018 from $2.0 million in the comparable periods in 2017. This variance was primarily attributable to increases in advertising and online expenses.
Sales and marketing expenses increased by 7% to $6.8 million in the nine months ended September 30, 2018 from $6.4 million in the comparable periods in 2017. This variance was primarily attributable to increases in salaries and related costs for sales and marketing personnel, in outsourced labor, and in advertising and online expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
General and administrative	$11,972	$10,398	15%	$33,594	$30,528	10%
Percentage of total revenue	19%	18%		18%	19%
Headcount (at period end):	128	101	27%	128	101	27%
General and administrative expenses increased by 15% to $12.0 million in the three months ended September 30, 2018 from $10.4 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related employee expenses of approximately $2.8 million and in business services and outsourced labor of approximately $0.1 million. This was partially offset by decreases in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $1.3 million. Non-recurring costs remained relatively flat. Litigation costs decreased by approximately $0.5 million which were offset by consulting fees relating to cost efficiency analysis of approximately $0.5 million.
General and administrative expenses increased by 10% to $33.6 million in the nine months ended September 30, 2018 from $30.5 million in the comparable period in 2017. This variance was primarily attributable to increases in total compensation and related employee expenses of approximately $3.9 million and in business services and outsourced labor of approximately $0.6 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $1.1 million and a net decrease in non-recurring costs of approximately $0.3 million. Non-recurring costs consisted of a decrease in litigation costs of approximately $1.7 million, partially offset by $0.9 million in consulting fees relating to pricing and cost efficiency analysis, executive recruitment costs of $0.3 million and executive relocation costs of approximately $0.2 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Product development	$13,484	$9,726	39%	$40,955	$29,011	41%
Percentage of total revenue	21%	17%		22%	18%
Headcount (at period end):	379	306	24%	379	306	24%

Product development costs increased by 39% and 41% to $13.5 million and $41.0 million in the three and nine months ended September 30, 2018 from $9.7 million and $29.0 million in the comparable periods in 2017.  This variance was primarily attributable to increases in total compensation, outside labor, recruiting expense and associated costs for existing product development personnel of approximately $2.5 million and $8.6 million, respectively, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.2 and $3.1 million, respectively, and in outsourcing and business services of approximately $0.1 million and $0.3 million, respectively.
We continue to invest in new product development efforts to expand the capability of LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40 - "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three and nine months ended September 30, 2018, $2.5 million and $7.2 million were capitalized, respectively. In the three and nine months ended September 30, 2017, $2.0 million and $6.1 million were capitalized, respectively.
Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$722	$—	—%	$2,806	$2,315	21%
Percentage of total revenue	1%	—%		2%	1%
Restructuring costs of $0.7 million relating to severance were incurred during the three months ended September 30, 2018. Restructuring costs increased by 21% to approximately $2.8 million during the nine months ended September 30, 2018 from $2.3 million in the comparable periods in 2017. This variance was primarily attributable to an increase of severance costs of approximately $2.4 million. This was offset partially by wind-down costs of our legacy platform of $1.9 million during nine months ended September 30, 2017. Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.

Amortization of Purchased Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$424	$470	(10)%	$1,272	$1,412	(10)%
Percentage of total revenues	1%	1%		1%	1%
Amortization expense for purchased intangibles decreased by 10% to $0.4 million and $1.3 million in the three and nine months ended September 30, 2018, respectively, from $0.5 million and $1.4 million in the comparable periods in 2017. This variance was primarily attributable to a decrease in amortization of our CAO! and Synchronite intangible assets. This was partially offset by amortization of the 2018 BotCentral assets acquired.
Additional amortization expense in the amount of $0.3 million and $0.6 million in the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $2.6 million in the nine months ended September 30, 2018 and 2017, respectively, is included in cost of revenue. The decrease is primarily attributable to the full amortization of Amadesa during the third quarter of 2017.
Other (Expense) Income, net
Other income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Other (expense) income , net	$(213)	$191	(212)%	$(53)	$412	(113)%

Other (expense) income, net increased 212% in the three months ended September 30, 2018 from the comparable period in 2017 due to a loss on foreign exchange of approximately $0.3 million and a decrease in other financial income of approximately $0.1 million.
Other (expense) income, net increased 113% in the nine months ended September 30, 2018 from the comparable period in 2017 due to an increase in finance hedging expense of approximately $0.3 million and loss on foreign exchange of approximately $0.2 million.
Provision For Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$2,004	$1,256	60%	$2,051	$3,000	(32)%
Provision for income taxes increased by 60% to $2.0 million from $1.3 million for the three months ended September 30, 2018 and decreased by 32% to $2.1 million from $3.0 million for nine months ended September 30, 2018 in the comparable periods in 2017. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $7.0 million in the three months ended September 30, 2018 compared to a net loss of $1.3 million for the three months ended September 30, 2017. During the three months ended September 30, 2018, there were increases in revenue of approximately $7.7 million, in operating expenses of approximately $12.3 million, in other (expense) income, net of approximately $0.4 million, and in provision for income taxes of approximately $0.7 million.
We had a net loss of $18.6 million in the nine months ended September 30, 2018 compared to a net loss of $14.5 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, there were increases in revenue of approximately $22.6 million, increases in operating expenses of approximately $27.2 million, decreases in other (expense) income, net of approximately $0.5 million, and decreases in provision for income taxes by $0.9 million.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(7,108)	$3,518
Cash flows used in investing activities	(13,883)	(10,010)
Cash flows provided by financing activities	31,367	6,007
As of September 30, 2018, we had approximately $66.4 million in cash and cash equivalents, an increase of approximately $10.2 million from December 31, 2017. The increase is primarily attributable to cash provided by financing activities relating to issuance of common stock, as well as cash provided by operating activities related to deferred revenue and non-cash expenses. This was partially offset by cash flows used in investing relating to purchases of fixed assets for our co-location facilities and capitalization of internally developed software, as well as cash used in operating activities related to increases in accounts receivable, prepaid expenses and other current assets and decreases in accrued expenses.
Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2018 and consisted primarily of net loss, an increase in accounts receivable, prepaid expenses and other current assets, and a decrease in accrued expenses. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The increase in accounts receivable and deferred revenue was primarily related to changes in our billing terms for some of our larger customers. Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2017 and consisted primarily of increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. This was offset partially by net loss, increases in accounts receivable and prepaid expenses, and decreases in accounts payable and accrued expenses.
Net cash used in investing activities was $13.9 million in the nine months ended September 30, 2018 and was due primarily to the purchase of fixed assets for our co-location facilities, capitalization of internally developed software, and the acquisition of Conversable Inc. assets, partially offset by a release of restricted cash used with foreign currency forward contracts. Net cash used in investing activities was $10.0 million in the nine months ended September 30, 2017 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software, partially offset by a release of restricted cash used with foreign currency forward contracts
Net cash provided by financing activities was $31.4 million and $6.0 million in the nine months ended September 30, 2018 and 2017, respectively. This was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2018, we had an accumulated deficit of approximately $181.0 million.
Our principle source of liquidity is our cash generated by operating activities. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next twelve (12) months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.
Off-Balance Sheet Arrangements
We do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Commitments
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the three and nine months ended September 30, 2018 was approximately $2.9 million and $7.2 million, respectively and $2.3 million and $7.3 million in the same periods in 2017, respectively.
As of September 30, 2018, our principal commitments were approximately $24.8 million under various operating leases, of which approximately $2.5 million is due in 2018. We currently expect that our principal commitments for the year ending December 31, 2018 will not exceed $16.0 million in the aggregate.
Our contractual obligations at September 30, 2018 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$24,797	$8,132	$11,007	$4,697	$961

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended September 30, 2018, the U.S. dollar appreciated by approximately 2% as compared to the NIS. During the nine months ended September 30, 2018, the U.S. dollar depreciated by approximately 1% as compared to the NIS. During the three and nine months ended September 30, 2018, expenses generated by our Israeli operations totaled approximately $15.9 million and $50.3 million, respectively. During 2018, we hedged our foreign currency risk exposure relating to the NIS. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, Italy and France is the Euro; the functional currency of our operations in Australia is the Australian Dollar; the functional currency of our operations in Singapore is the Singapore Dollar and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2018, our allowance for doubtful accounts increased by $0.6 million to approximately $2.0 million. During 2017, we decreased our allowance for doubtful accounts from $1.7 million to approximately $1.3 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information.  On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement.  On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California.  On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes.  Recent rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases.  Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for April 1, 2019.  We believe the claims filed by [24]7 are without merit and intend to defend them vigorously.
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
None.
Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended September 30, 2018 appears below:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2) (3)
				$17,050,059
7/1/2018 – 7/31/2018	—	$—	—	17,050,059
8/1/2018 – 8/31/2018	—	—	—	17,050,059
9/1/2018 – 9/30/2018	—	—	—	17,050,059
Total	—	$—	—	$17,050,059

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

(2)
As of June 30, 2014, approximately $1.1 million remained available for purchases under the program as in effect at that time. On July 23, 2014, our Board of Directors extended the expiration date of the program out to December 31, 2014 and also increased the aggregate purchase price of the stock repurchase program from $40.0 million to $50.0 million. On March 5, 2015, our Board of Directors extended the expiration date of the program out to December 31, 2016. On February 16, 2016, our Board of Directors increased the aggregate purchase price of the total stock repurchase program by an additional $14.0 million. On November 21, 2016, our Board of Directors increased the aggregate purchase price of the stock repurchase program from $64.0 million to $74.0 million and extended the expiration date of the program out to December 31, 2017. On May 7, 2018, the Company's Board of Directors ratified the extension to December 31, 2018 of the repurchase program, effective as of January 1, 2018. As of September 30, 2018, approximately $17.1 million remained available for purchases under the program.

(3)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	November 9, 2018	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 9, 2018	By:	/s/ CHRISTOPHER E. GREINER
		Name:	Christopher E. Greiner
		Title:	Chief Financial Officer (principal financial and accounting officer)