Form 10-K
period 2018-12-31
LIVEPERSON INC
filed 2019-02-25
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,207,203,816 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 19, 2019, 63,936,625 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2018 ANNUAL REPORT ON FORM 10-K

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

ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier by transforming how people communicate with brands. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see products in the store, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. We call these AI and human-assisted conversational experiences over messaging Conversational Commerce.
LiveEngage, our enterprise-class, cloud-based platform, was designed for Conversational Commerce, enabling businesses to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of having them navigate interactive voice response systems (IVRs) and wait on hold.
Our robust, cloud-based suite of rich mobile messaging and real-time chat offerings features intelligent routing and capacity mapping, queue prioritization, customer sentiment, real-time analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, or Google Home. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than three dozen APIs are available on LiveEngage.
LiveEngage also features Maven, a robust AI engine that was custom designed for Conversational Commerce. Maven, announced in December 2018, puts the power of bot development, training and management into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through Maven Assist, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating LiveEngage with Maven, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console.
Complementing LiveEngage are teams of technical, solutions and consulting professionals that have developed deep domain expertise in Conversational Commerce across industries and messaging endpoints. We are a leading authority in Conversational Commerce, publishing a proprietary Conversational Quotient™ Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of Conversational Commerce and deliver measurable return on investment. Certain of our customers have achieved the following advantages from LiveEngage:

•
the ability for each agent to manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed;

•	labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%;

•	improving the overall customer experience, thereby fueling customer satisfaction increases of up to 20 percentage points, and enhancing retention and loyalty;

•	more convenient, personalized and content-rich conversations that increase sales conversion by up to 20%, increase average order value and reduce abandonment;

•	more satisfied contact center agents, thereby reducing agent churn by up to 50%;

•	maintain a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms;

•	leverage spending that drives visitor traffic by increasing visitor conversions;

•	refine and improve performance by understanding which initiatives deliver the highest rate of return; and

•	increase lead generation by providing a single platform that engages consumers through advertisements and listings on branded and third-party websites.

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
More than 18,000 businesses, including Citibank, HSBC, Orange, and The Home Depot use our Conversational Commerce solutions to orchestrate humans and AI, at scale, and create a convenient, deeply personal relationship.
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

Market Opportunity
LivePerson's LiveEngage platform enables consumers and businesses to use natural language over conversational interfaces such as SMS, Messenger, Apple Business Chat, Google’s Rich Business Messenger, and in-home personal assistants like Alexa, in order get answers to questions, make purchases and resolve customer care inquiries. These conversational messaging capabilities target lower costs and increased customer satisfaction, retention and revenue by utilizing human agents, AI and bots to provide convenient, personalized and content-rich communication as alternatives to calling a 1-800 number, navigating a website or downloading an app.
Our view is that once a consumer has established their favorite brands as contacts in their preferred messaging app, they will no longer see a need to call that brand’s 1-800 number, visit their website or download their app. Instead, they will simply select the contact, open up the thread with their entire history with the brand, and then renew the conversation. As a result, the billions of dollars previously invested by brands across these legacy channels will be increasingly allocated to Conversational Commerce experiences on LiveEngage.
Historically, brands have predominantly promoted calling the 1-800 number or using email as the primary means of contact with consumers. According to a 2018 IBM report, approximately 270 billion customer service calls are made to contact centers each year. With a median cost per call of approximately $5.60, according to US Contact Center Decision-Makers' Guide, we estimate that businesses spend approximately $1.5 trillion annually to support their 1-800 number call centers. We believe that moving these calls to messaging represents the largest portion of what we estimate is a nearly $200 billion addressable market. We arrive at this target by extrapolating our current average revenue per interaction to the global market of 270 billion annual services calls.
LivePerson is already capitalizing on this Conversational Commerce transformation. We cite the following considerations:

•
Consumer preference has already shifted away from calling to messaging in our personal lives. Gartner, a technology research firm, estimates that the proportion of voice-based communication will drop from 41% in 2017 to 12% in 2022. In contrast, WhatsApp and Facebook users combined send more than 65 billion messages a day, and, according to Portio Research, people worldwide were estimated to send an estimated 23 billion text messages a day in 2015. According to Gartner, by 2020, more than 500 million consumers will use voice-enabled conversational AI to purchase on digital commerce platforms, growing from 160 million in 2017. The International Smartphone Mobility Report by mobile data tracking firm Infomate found that Americans spend about 26 minutes a day texting, as compared to six minutes a day on voice calls. A survey by transportation booking app, Hailo, found that making phone calls has dropped to the sixth most popular use of a mobile device, behind sending messages, receiving messages, checking email, surfing the Web, and using the alarm clock. The adoption of messaging has not been constrained to younger generations. According to Experian Marketing Services, adults 55 and older send and receive an average of nearly 500 text messages a month.

•
Calling a 1-800 number typically leads to a poor customer experience. Roughly 50% of calls to 1-800 numbers go unresolved, according to IBM, and a 2014 Harris Interactive survey found that “81% of all consumers agree that it is frustrating to be tied to a phone or computer to wait for customer service help.” Research by enterprise analytics firm Mattersight, reinforces this view, with 74% of consumers feeling that call centers are getting worse or at best staying the same. The risk of poor customer service is material, according to Harris Interactive, which found that 89% of consumers will leave and go to a competitor due to bad customer experiences.

•
Conversational Commerce, which harnesses the power of human agents, bots and AI over messaging has been demonstrated to provide a superior alternative to voice calls. LivePerson customers typically see contact center agent efficiency increase by at least two times for messaging on our platform versus voice, while fueling higher customer satisfaction and increased sales conversions. According to a RingCentral survey, “at least 78% of consumers who text wish they could have a text conversation with a business.” An Amdocs global consumer survey had a similar finding, with 76% of consumers stating they would rather use a mobile app than call the contact center. According to Forrester Research's Customer Experience Survey, 73% of US online adults say that valuing their time is the most important thing a company can do to provide them with good service.

•
We believe the combination of strong alignment to consumer communication preferences, high returns on investment and a growing list of proven referenceable customers has positioned Conversational Commerce at an inflection point. More than 40% of our enterprise customers had adopted messaging by the end of 2018, up from approximately 20% at the end of 2017 and less than 10% at the end of 2016. In addition, more than 50% of messaging conversations had automation attached at the end of 2018, up from approximately 25% at the end of 2017. Mobile accounted for 54% of our interactions in the fourth quarter of 2018, up from 44% in the year-earlier period.

In addition to market share opportunities in the legacy 1-800 number call center, we believe that consumer traffic and digital spending will increasingly shift away from websites and mobile apps to Conversational Commerce engagements on our platform. We think that websites and e-commerce have not lived up to the expectations of businesses and that consumers are likewise frustrated with the navigational experience and the challenges of getting questions answered on websites. In fact, after more than 20 years, e-commerce still only accounts for approximately 11% of total commerce and, in the United States, Amazon.com accounts for approximately half of this share. Even more alarming, is the growing disconnect as consumers go mobile. According to Adobe Analytics, on Cyber Monday in 2018, mobile accounted for approximately 51% of overall website traffic, but accounted for only approximately 31% of total revenue generated.

The low penetration rates of online and mobile e-commerce reflect disappointing website conversion rates, which average less than 5%. Low conversion rates are likely a factor of the trend for websites to be designed for content, as opposed to commerce, so that they can be indexed to show up in web searches. According to Forrester Research, 53% of customers are likely to abandon their online purchases if they can't find quick answers to their questions. This conflict between content and commerce not only impacts revenue, but also drives higher costs, as we estimate that 60%-80% of all calls to 1-800 numbers originate from consumers first visiting a website and then getting confused or not obtaining the answers they seek.

We believe that the LiveEngage platform, which powers Conversational Commerce, once again provides a superior alternative. Certain LivePerson customers have demonstrated increases in website sales of up to 20%, while lowering the cost of engagement relative to voice or email. No longer are consumers navigating through clicks and searches to find answers across multiple static web pages. Instead they use natural language to engage conversationally with a brand. These conversations can be personalized to each brand’s unique identity and to each consumer’s unique history and preferences. The engagements are content rich, featuring images, reviews, ratings, and videos, and they are convenient, letting the consumer drive the conversation when it meets their needs, and offering the ability to integrate to credit cards, pay wallets and calendars.

We also believe that LiveEngage will steadily eliminate the need for investment in branded apps. We conclude that consumers will increasingly opt to connect with brands through their preferred messaging channels, such as Apple Business Chat, WhatsApp, SMS, Messenger, or Twitter, rather than clutter their mobile devices, waste storage, and potentially impact performance by downloading a multitude of individual apps.

Another emerging market opportunity for LivePerson is the leveraging of brick and mortar operations as an extension of the contact center. Retailers, telecommunications companies, and financial services companies, among others, all operate brick and mortar storefronts, where thousands of employees often sit idle during off peak hours. LiveEngage enables our customers to set up campaigns where these employees can connect through messaging to customers in their community, with check-ins, follow ups, and special offers, reinforcing relationships at the local level. For example, a telecommunications company targeted consumers that were local to its storefronts with a trade-in offer. Additionally, our platform can arm employees in the field with the ability to rapidly obtain answers to questions as they engage with customers in the stores. For example, a consumer may have a specific question about a new appliance in a home improvement store, and the employee can engage through our platform with a specialist bot or human agent to obtained detailed information on that appliance.

Strategy
The key elements of LivePerson’s business solutions strategy include:
Build awareness and drive adoption of Conversational Commerce. LivePerson brought our first customer live on messaging in June 2016. Since that time, we have been focused on building awareness for Conversational Commerce and driving adoption. We have educated businesses on the financial and operational transformation that occurs when a contact center shifts to an asynchronous messaging environment, where the consumer controls the pace of the conversation, which can last minutes, hours or days, from a synchronous call or chat center, where conversations occur in real-time and have a distinct start and end.
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year that target executives from enterprise customers and prospects, and feature a key theme within Conversational Commerce, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for Conversational Commerce, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year end 2018, we had brought more than 200 customers live on messaging and increased adoption within our enterprise customers to more than 40%. In addition, more than 50% of messaging conversations had automation attached. We will continue to focus on building awareness for Conversational Commerce and driving adoption of messaging and AI across our customer base.
Increase volumes on LiveEngage by deploying a broad messaging ecosystem and expanding customer use cases. Our strategy is to drive higher volumes on LiveEngage by going both wide across messaging endpoints and deep across consumer use cases. LivePerson offers a platform usage pricing model, where customers are offered access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe that over time this model will drive higher revenue for LivePerson by reducing barriers to adoption of new messaging endpoints and use cases.
In order to go wide across messaging endpoints, it is imperative that LiveEngage integrates to all of the messaging apps that consumers prefer to use for communication. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter.
Each channel added opens the door to hundreds of millions of new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. LivePerson makes the management of all these disparate channels seamless to the brand. The LiveEngage intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.
In order to go deep across customer use cases, we are focused on extending LiveEngage beyond just taking share of the 270 billion calls made to customer service 1-800 numbers each year, into sales, marketing and brick and mortar conversations. For example, in 2018, a home improvement retailer launched a bot that autonomously sells millions of dollars of grills; a leading global concessions manager launched a service that lets patrons in a sports arena order beverages to their seats through Apple Business Chat; and a telecommunications company used LiveEngage to drive pre-sales for an iPhone series launch.
We believe that this strategy has influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was greater than 110% in 2018. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased more than 25% in 2018 to approximately $285,000 from approximately $220,000 in 2017. For this same customer set, when examining only the subset that have adopted messaging, the ARPU in 2018 increased to approximately $500,000. When examining customers that have adopted at least three endpoints, the APRU in 2018 increased into the low seven figures. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. We will continue to focus on adding new messaging endpoints and driving higher adoption of each of these channels within our customer base.
Globalize R&D to attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling Conversational Commerce, and that in order to develop the industry’s leading technology, we need to open offices where the best talent is located. To spearhead that globalization effort, in 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, LivePerson opened an Advanced Technology Center in Seattle, Washington, in 2018, expanded our Mannheim, Germany development center, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas. The Company added more than 70 machine learning, AI and Conversational Commerce developers in 2018, recruiting top talent from firms such as Nike, Amazon.com, Microsoft and Target. We expect to continue adding industry leading development talent across our global offices in 2019.
Bring to market best-in-class AI and machine learning technologies designed for Conversational Commerce. We believe that over the past few years many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand alone implementations that lacked the measurement, reporting and human oversight of Conversational Commerce platforms such as LiveEngage. In December 2018, LivePerson announced Maven, a patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
Unlike alternative solutions designed solely for IT departments, Maven was built to be used by developers and contact center agents. By putting the power of conversational design and bot management in the hands of contact center agents, Maven gives brands the ability to leverage the employees closest to the customer, those who are most versed in the voice of the brand, and with the most expertise in how to craft successful outcomes for customer service and sales journeys.
Some of the key innovations behind Maven include:

•	bot building software that is based on dialogue instead of workflow or code, so non-technical employees like contact center agents can design automations

•	the ability to bootstrap conversations with existing transcripts, reducing design effort and speeding time to market

•
the establishing of contact center agents as bot managers, ensuring that every conversation is safeguarded by a human and that agents are continuously training the AI to be smarter and drive more successful outcomes

•
powerful Assist technology that multiplies the efficiency of agents by analyzing intents in real time and then suggesting next best actions, predefined content, and bots that can take over transactional work

•	pre-built templates for target verticals that provide out of the box support for the top intents and back-end integrations

•	third-party AI NLU integration, so customers aren't boxed into one vendor

•	AI analytics and reporting tailored to Conversational Commerce

Our strategy is to continue to enhance the Maven AI engine and related products, leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
Sustain our leadership position by aligning brands to a vision that transforms how they communicate with consumers and delivers a superior return on investment. We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for Conversational Commerce, which transforms how agents operate and how brands engage with consumers across service, sales, marketing, and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Commerce relationship, and traffic will steadily shift away from lower returning voice calls, websites and apps to higher returning messaging endpoints.
We believe that LivePerson is uniquely positioned to deliver this transformation due to its technology and expertise:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for Conversational Commerce, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across natural language understanding (NLU) providers.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in Conversational Commerce, publishing a proprietary Conversational QuotientTM Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

We believe that LivePerson’s differentiated approach to the Conversational Commerce industry, combined with our unique technology and expertise has established us as a market leader, with an ability to deliver superior returns on investment. LivePerson customers manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed. Our customers often see labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%. Furthermore, our ability to deliver more convenient, personalized and content-rich conversations often drives increases in customer satisfaction of up to 20 percentage points and increases in sales conversions of up to 20%, while enhancing average order value, customer retention and loyalty.
    Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.
Continue to build our international presence. We are focused on expanding our international revenue contribution, which increased to 41% of total revenue in 2018, from 37% in 2017 and 34% in 2016. We generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into nearly a dozen third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter, multiple IVR vendors and dozens of branded apps. Our offering is AI vendor agnostic, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.
In addition, we have opened up access to our platform and our products with more than three dozen APIs that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we expect to increase our marketing efforts to developers, raising awareness for how they can build programs and services on top of our platform.
Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. LivePerson increased the number of partners focused on SMBs by more than 300% in 2018, to over 150 at year end from over 40 at the start of the year. These efforts are increasingly yielding positive results for us, as nearly one-third of annual contract value signed in 2018 was directly influenced by partners. We expect to increase investment in our partner channels in 2019.
     Maintain Market Leadership in Technology and Security Expertise. As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.
     Evaluate Strategic Alliances and Acquisitions When Appropriate. We have successfully integrated several acquisitions over the past decade. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic transactions or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic transactions.

 Products and Services
Business solutions offerings
LivePerson’s hosted platforms harness human, AI and bot-powered messaging on mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Our business-to-business services are all managed from a single user interface. By supplying a complete, unified consumer view, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions. Revenue attributable to our monthly hosted Business services accounted for 79% of total revenue for the year ended December 31, 2018 and 82% of total revenue for the years ended December 31, 2017 and 2016.
     LiveEngage. LiveEngage, LivePerson’s enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and AI to increase efficiency. The platform, which is targeted at heads of digital and customer care, as well as e-commerce, marketing, and contact center executives, combines sophisticated mobile and online engagement technology with robust business intelligence and big data to produce compelling, measurable results by intelligently engaging consumers based on a real-time understanding of consumer needs. Rich, contextually aware targeting, actionable insights and personalized experiences, empower businesses to get the most out of their existing online, mobile and social platforms. Potential benefits of LiveEngage include increased agent efficiency, decreased customer care costs, improved customer experiences, higher conversion rates and increased customer lifetime value.
    LiveEngage was designed for Conversational Commerce, enabling businesses to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of having them navigate interactive voice response systems and wait on hold. The platform seamlessly integrates LivePerson’s Maven AI engine as well as third-party bots, enabling brands to manage both AI-based agents and human agents from a single console.
The robust, cloud-based suite of rich mobile messaging and real-time chat offerings features intelligent routing and capacity mapping, queue prioritization, customer sentiment, real-time analytics and reporting, content delivery, Payment Card Industry compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, or Google Home. An extensible API stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than three dozen APIs are available on LiveEngage.
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
Maven. Maven, announced in December 2018, operates as the brains behind new LivePerson AI-based products, and was developed using our conversational data set of millions of brand-to-consumer interactions. Maven was custom designed for Conversational Commerce, putting the power of bot development, training and management into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through Maven Assist, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating LiveEngage with Maven, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console. Some of the first products developed on the Maven AI engine include:

•
Conversation Builder, which non-technical staff such as contact center agents use to design high-quality automated conversations. The conversations are not built from scratch. Conversation Builder creates the initial versions by mining a brand's existing conversation transcripts. Prebuilt industry templates are also available, providing the dialogue and integrations necessary for common use cases such as billing.

•
Conversation Manager, a console that suggests automated responses and next best actions to contact center agents, who edit and select from them. Edits and selections dynamically improve the responses and next best actions. When the content reaches a brand-set accuracy threshold, it can be offered to consumers without human intervention. Conversation Manager also includes sentiment monitoring to alert contact center agents to conversations that require their attention. Designed for use in large contact centers, Conversation Manager sends these requests to agents who have the capacity and appropriate skills to respond. A major retail brand that adopted this approach in its sales operation increased agent productivity up to 220% within 12 weeks of launch.

•
Conversation Intelligence, dashboards and reporting which take the true voice of the customer - their direct discussions with a brand, spoken in their natural language - and turn it into actionable sales and service intelligence. A major wireless provider using early versions of Conversation Intelligence reported the product identifies the root cause of service issues faster than monitoring software, enabling the provider to accelerate the fix and reduce inbound customer inquiries. A leading hospitality firm used Conversation Intelligence to identify and add new, top-selling items to its menu selection.

Professional Services. The mission of our Professional Services team is to help customers optimize the performance of our products in order to drive incremental value through their mobile and online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their LivePerson deployment that drive strategies and decisions on how to optimize mobile and online messaging, real-time chat, and bot and AI integration. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for conversational design, web design and process improvement, transcript reviews to discover both voice of the consumer insight and agent improvement opportunities, custom training of call center agents and management, and ongoing management of messaging programs to ensure alignment with current business practices and objectives. The team’s value-added methodology and approach to guiding customers towards messaging channel and human/bot agent optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the digital world. Revenue attributable to professional services accounted for 13% of total revenue for the year ended December 31, 2018 and 10% of total revenue for each of the years ended December 31, 2017 and 2016.
Consumer offering
Our consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics. Revenue from our Consumer segment accounted for approximately 8% of total revenue for the years ended December 31, 2018 and 2017, and 7% of total revenue for the year ended December 31, 2016, respectively.
 Customers
More than 18,000 customers have deployed our business solutions, including Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous SMBs, automotive dealers, universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers through mobile and online messaging and chat. We plan to continue to focus on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive, within the United States and Canada, Latin America, Europe and the Asia-Pacific region.
No single customer accounted for or exceeded 10% of our total revenue in 2018, 2017 or 2016.

 Sales and Marketing
 Sales
We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels.
Our sales process focuses on the perspective that Conversational Commerce requires an operational transformation that changes how brands engage with consumers across service, sales, marketing and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done right, the entire consumer lifecycle with a brand will be maintained within the Conversational Commerce relationship, and traffic will steadily shift away from lower returning voice calls, websites and apps to higher returning messaging endpoints.

Our mobile and online messaging solutions are targeted at business executives whose primary responsibility is optimization of customer care, sales and marketing, or optimizing a consumer’s journey across the brand’s digital properties. Our solutions enable organizations to provide effective customer service, sales and marketing by deflecting costly phone calls and emails to the more cost efficient mobile and online messaging channel. We focus on the value that our solutions deliver in the form of increased agent efficiency, reduced contact center costs, increased customer satisfaction, improved customer lifetime value, maximized digital consumer acquisition, and optimized website and mobile business outcomes. LivePerson supports any organization with a company-wide strategic initiative to improve the overall mobile and online consumer experience.
Within the business solutions segment we have aligned our field organization to address the different sales strategies of our target markets:

Enterprise and large mid-market. We target large mid-market and enterprise businesses primarily with direct sales and customer success teams. Across the globe we are targeting a select group of brands, many of them already customers, that hold the power to transform customer care. These enterprises have thousands of agents in their contact centers and collectively connect with billions of consumers each year. We leverage thought leadership and related events to showcase our strength in messaging and AI, and highlight existing reference customers who share their successes on our platform and how they achieved positive ROIs. Increasingly, we are also working with large third-party system integrators, technology providers and business process outsourcers to supplement our direct sales effort.

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

In 2018, we introduced a pilot accelerator program, where we offer customers the option to test our entire platform, across all messaging endpoints and customer use cases, at an entry level price point for a period of three to nine months. This pilot program is intended to accelerate sales cycles and enable customers to rapidly assess the potential ROI and differentiation of our solutions before committing to a more substantial and extended deployment. We expect pilot accelerators to be an increasingly larger component of our sales pipeline and initial deal activity in 2019, based on the initial success of the program in 2018.

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
 Marketing
     Our marketing efforts in support of our business operations are organized around the needs, trends and characteristics of our existing and prospective customer base. Our deep relationship with existing customers fosters continuous feedback and critical data analysis, thereby allowing us to develop and refine marketing programs that drive adoption across multiple customer segments. We have a global team, spread across key geographies that is focused on marketing our brand, products and services to executives responsible for the digital channel, the consumer experience, marketing, sales, IT, and consumer service operations of their organization.
Our main focus is on the consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive industries. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our LiveEngage platform, and supporting key areas of business, especially large enterprise, but also including mid-sized and small business, partners and international entities. We aim to achieve this by delivering high-touch, small group events for senior executives, to educate them on messaging and the transformational ways that digital communication can help their business. We also market our software via high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.
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
We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for Conversational Commerce, which transforms how agents operate and how brands engage with consumers across service, sales, marketing, and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Commerce relationship, and traffic will steadily shift away from lower returning voice calls, websites and apps to higher returning messaging endpoints.
We believe that our differentiated approach to the Conversational Commerce industry, combined with our unique technology and expertise, has established the Company as a market leader, with an ability to deliver superior returns on investment:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for Conversational Commerce, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in Conversational Commerce, publishing a proprietary Conversational QuotientTM Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

We believe this same focus on technological innovation, expertise and enterprise-class capabilities contributed to LivePerson’s positioning as a leader in the legacy chat market. We estimate our share of legacy chat was approximately 35% in 2016, based on Allied Market Research’s industry forecast of $590 million, and our 2016 chat-driven B2B revenue of approximately $207 million.
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

•
social media, social listening, messaging, artificial intelligence, bots, e-commerce, and/or data and data analytics companies, such as Facebook, Google, and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing B2B solutions; and

•	customers that develop and manage their messaging solutions in-house

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

Software Design.   Our software design is based on client-server architecture. Since we are a SaaS provider, LiveEngage customers and visitors to our customers’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our customers’ operators or to use the LivePerson services. We also provide APIs that enable our customers and third-parties to integrate LiveEngage with custom designed applications.
 Network Architecture.   The software underlying our services is integrated with scalable and reliable network architecture. Our network is scalable; we do not need to add new hardware or network capacity for each new LivePerson customer. This network architecture is hosted in co-location facilities with redundant network connections, servers and other infrastructure, enabling superior availability. Our backup server infrastructure housed at separate locations provides our primary hosting facilities with effective disaster recovery capability. We comply with security standards such as SOC2 and PCI. For increased security, through a multi-layered approach, we use advanced firewall architecture and industry-leading encryption standards and employ third-party experts to further validate our systems’ security. We also enable our customers to further encrypt their sensitive data using more advanced encryption algorithms.
Government Regulation
We and our customers are subject to a number of laws and regulations in the United States and abroad, including laws related to conducting business on the Internet and on mobile devices, such as laws regarding data privacy, data protection, information security, cybersecurity, restrictions or technological requirements regarding the collection, use, storage, protection, disposal transfer or other processing of consumer data, content, consumer protection, internet (or net) neutrality, advertising, electronic contracts, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Foreign data protection, privacy, and other laws and regulations may often be more restrictive than those in the United States. The scope and interpretation of the laws and other obligations that apply to us, including those related to user privacy and data security, are often uncertain and may be conflicting, particularly laws and obligations outside the United States. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial cost and could negatively impact our brand, reputation and business.
U.S. and international privacy laws and regulations are evolving and changing, are subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international laws and regulations relating to data privacy and data protection, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability as a result of lawsuits and legislative proposals and enactments could harm our reputation or otherwise impact the growth of our business.
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation (“GDPR”), which became effective in May 2018 and applies across the European Union. The GDPR replaces the current EU Data Protection Directive and imposes significantly greater compliance burdens on companies with users and/or operations in the European Union and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue. Since the summer of 2018, European regulators have already issued several fines pursuant to the GDPR. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may require us to make changes to our services to enable LivePerson and/or our customers to meet the new legal requirements and may impact how data protection is addressed in our customer and vendor agreements. Ensuring compliance with the GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties and our business could be negatively impacted.
The European Union has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the EU’s current Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current EU member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties, litigation, regulatory investigation and/or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as web and mobile commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program, which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, resulting in a significant impact on the transfer of data from the European Union to U.S. companies, including us. In July 2016, the European Union and the United States agreed to a new framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a new Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) was announced in January 2017 that replaces the former Swiss-U.S. Safe Harbor. The EU Privacy Shield is subject to an annual review that could result in changes to our obligations. It could also be disruptive to our business if customers have concerns regarding the transfer of data from the European Union to the United States using the EU Privacy Shield or Swiss Privacy Shield as a transfer mechanism.
The EU Privacy Shield, Swiss Privacy Shield, and other frameworks may be challenged by regulators and/or private parties and reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers outside the EU. For example, there is current litigation pending that could impact companies’ ability to use the “standard contractual clauses” previously approved by the European Commission as a mechanism for data transfers from the EU to the US. Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.
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
In addition to the changing regulatory landscape in the European Union, in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which gives California residents new data privacy rights and may require us to make new disclosures to them about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. As currently enacted, the CCPA takes effect on January 1, 2020.

In addition to government activity, privacy advocacy and other industry groups have established and may continue to establish new self-regulatory standards that may place additional burdens on us. If our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may take measures that harm our business by, for example, disparaging our reputation and our business, which may have a material adverse effect on our results of operations and financial condition. In addition, privacy concerns may cause consumers to avoid online sites that collect various forms of data or to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of data security and data privacy concerns, whether or not valid, could inhibit sales and market acceptance of our products and services.
Businesses using our products and services may collect data from their users. Various federal, state and foreign government bodies and agencies impose laws regarding collection, use, storage, retention disposal, transfer or other processing of data from website visitors. We offer our customers a variety of data security procedures and practices, such as encryption for data at rest and masking algorithms for sensitive data prior to transfer to our database, in an effort to protect information. Changes to applicable laws and how they are interpreted relating to data privacy and data security and other consumer protection areas could significantly increase the cost to us and our customers of regulatory compliance and could negatively impact our business.
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

Employees
     As of December 31, 2018, we had 1,106 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

Website Access to Reports
     We make available, free of charge, on our website ( www.liveperson.com ), our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
We have in the past incurred, and may in the future incur, losses and experience negative cash flows, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may result from a variety of factors, many of which are outside of our control. Some of the important factors that may cause our revenue and operating results to fluctuate include:

•	our ability to attract and retain new customers;

•	our ability to retain and increase sales to existing customers;

•	our customers’ demand for our services and business success;

•	consumer demand for our services;

•	the introduction of new services by us or our competitors;

•	our ability to innovate and provide new services for our customers;

•	our ability to maintain and add integrations with third-party consumer messaging platforms and endpoints;

•	changes in our pricing models or policies or the pricing policies of our current and future competitors;

•	continued adoption by companies of mobile and cloud-based messaging solutions;

•	continued adoption by Experts and Users of web-based advice services;

•	our ability to avoid and/or manage service interruptions, disruptions, or security incidents;

•	exposure to foreign currency exchange rate fluctuations; and

•	the amount and timing of capital expenditures and other costs related to operation and expansion of our business, including those related to acquisitions.
Our revenue and operating results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	economic conditions specific to the Internet, mobile technology, electronic commerce and cloud computing; and

•	general, regional and/or global economic and political conditions.
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
The markets for mobile and online business messaging and digital engagement technology are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pricing pressure. If we are unable to accurately anticipate technology developments and continue to innovate in the markets in which we compete and develop successful integrations with social media and other third-party consumer messaging platforms and endpoints, or our competitors are more successful than us at developing compelling new products, services and integrations, or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.
We believe that most online retailers view messaging and Conversational Commerce as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that Conversational Commerce requires an operational transformation that changes how brands engage with consumers across service, sales, marketing and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Commerce relationship, and traffic will steadily shift away from lower returning voice calls, websites and apps to higher returning messaging endpoints.
We believe that LivePerson’s differentiated approach to the Conversational Commerce industry, combined with its unique technology and expertise, has established the Company as a market leader, with an ability to deliver superior returns on investment:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for Conversational Commerce, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in Conversational Commerce, publishing a proprietary Conversational QuotientTM Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

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

•
social media, social listening, messaging, artificial intelligence, bots, e-commerce, and/or data and data analytics companies, such as Facebook, Google and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing B2B solutions; and

•	customers that develop and manage their messaging solutions in-house;

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
The scope of U.S. and international privacy laws and regulations is evolving and changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international laws and regulations relating to data privacy and data protection, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability as a result of lawsuits and legislative proposals and enactments could harm our reputation or otherwise impact the growth of our business.
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. For example, in December 2015, following the conclusion of the “trilogue” meetings between the European Parliament, the Council of the European Union, and the European Commission, an agreement was announced with respect to a new EU data protection framework, the General Data Protection Regulation, which became effective in May 2018 and applies across the European Union. The GDPR replaces the EU Data Protection Directive, imposes significantly greater compliance burdens on companies with users and/or operations in the European Union and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue. Since the summer of 2018, European regulators have already issued several fines pursuant to the GDPR. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may require us to make changes to our services to enable LivePerson and/or our customers to meet the new legal requirements and may impact how data protection is addressed in our customer and vendor agreements. Ensuring compliance with the GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties and our business could be negatively impacted.
The European Union has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the EU’s Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current EU member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties, litigation, regulatory investigation and/or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.
Additionally, as web and mobile commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program, which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, resulting in a significant impact on the transfer of data from the European Union to U.S. companies, including us. In July 2016, the European Union and the United States agreed to a new framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a new Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) was announced in January 2017 that replaces the former Swiss-U.S. Safe Harbor. The EU Privacy Shield is subject to an annual review that could result in changes to our obligations. It could also be disruptive to our business if customers have concerns regarding the transfer of data from the European Union to the United States using the EU Privacy Shield or Swiss Privacy Shield as a transfer mechanism.
The EU Privacy Shield, Swiss Privacy Shield, and other frameworks may be challenged by regulators and/or private parties and reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers outside the EU. For example, there is current litigation pending that could impact companies’ ability to use the “standard contractual clauses” previously approved by the European Commission as a mechanism for data transfers from the EU to the US. Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data, as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.
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
In addition to the changing regulatory landscape in the European Union, in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which gives California residents new data privacy rights and may require us to make new disclosures to them about our data collection, use and sharing practices. The CCPA also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. As currently enacted, the CCPA takes effect on January 1, 2020.
In addition to government activity, privacy advocacy and other industry groups have established and may continue to establish new self-regulatory standards that may place additional burdens on us. If our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may take measures that harm our business by, for example, disparaging our reputation and our business, which may have a material adverse effect on our results of operations and financial condition. In addition, privacy concerns may cause consumers to avoid online sites that collect various forms of data or to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of data security and data privacy concerns, whether or not valid, could inhibit sales and market acceptance of our products and services.
Our business is subject to a variety of U.S. and foreign laws, and existing, new and developing regulatory or other legal requirements could subject us to claims or materially impact our business.

We and our customers are subject to a number of laws and regulations in the United States and abroad, including laws related to conducting business on the Internet or mobile devices, such as laws regarding data privacy, data protection, information security, cybersecurity, restrictions or technological requirements regarding the collection, use, storage, protection, transfer or other processing of consumer data, content, consumer protection, internet (or net) neutrality, advertising, electronic contracts, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. Foreign data protection, privacy, and other laws and regulations may often be more restrictive than those in the United States. The scope and interpretation of the laws and other obligations that apply to us, including those related to user privacy and data security, are often uncertain and may be conflicting, particularly laws and obligations outside the United States. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial cost and could negatively impact our brand, reputation and business.
Businesses using our products and services may collect data from their users. Various federal, state and foreign government bodies and agencies impose laws regarding collection, use, storage, retention, disposal, transfer or other processing of data from website visitors. We offer our customers a variety of data security procedures and practices, such as encryption for data at rest and masking algorithms for sensitive data prior to transfer to our database, in an effort to protect information. Changes to applicable laws and how they are interpreted relating to privacy and data security could significantly increase the cost to us and our customers of regulatory compliance and could negatively impact our business.
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
Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, artificial intelligence and/or machine learning. For example, in September 2018, the State of California legislature passed the B.O.T. Act, which takes effect on July 1, 2019, and requires that companies using bots on platforms with more than 10 million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human. A similar bill entitled the “Bot Disclosure and Accountability Act of 2018” was introduced to the U.S. Senate in June 2018. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. These new AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty or negligence.

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
Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. California has also recently adopted the California Consumer Privacy Act of 2018. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as the proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, new and existing tools that allow consumers to block online advertising and other content, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.
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
Our products and services involve the storage and transmission of proprietary information and personal data related to our customers and their users, as well as experts and consumers, and theft and security breaches expose us to a risk of loss of such information and data, improper use and disclosure thereof, litigation, regulatory investigation, and potential liability. We experience cyber-attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee or other error, intentional malfeasance and other third party acts, and system errors or vulnerabilities, including vulnerabilities of our third party vendors, or customers, or otherwise. Any such breach or unauthorized access, or attempts by outside parties to fraudulently induce employees, users, vendors or customers to disclose sensitive information in order to gain access to our data or data of our customers, users, experts or consumers, including, but not limited to, individual personal information and financial credit or debit card data that is protected by law or contract, could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.
While we continue to expand our focus on this issue and are taking measures to safeguard our products and services from cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, cyber-attacks and other security incidents continue to evolve in sophistication and frequency. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. We engage third parties to review and assist in safeguarding our products and services from such threats. Those parties may identify vulnerabilities, some of which may not be immediately remedied. A significant cyber-attack, or a security incident of any magnitude that is profiled in the media, involving our, our service providers’ or our customers’ systems, could result in material harm to our brand and reputation, our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.
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
Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during 2018 we experienced a foreign currency exchange impact of approximately 1% percent, or approximately $3.3 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In January 2015, we began hedging a portion of our foreign currency exchange rate exposure; however, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may nonetheless adversely affect our net income (loss). As of December 31, 2018, we are no longer party to any foreign currency hedging transactions. We may seek to enter into additional hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.
Economic conditions and regulatory changes caused by the United Kingdom’s likely exit from the European Union could negatively impact our business.
In June 2016, voters in the United Kingdom (“U.K.”) approved a referendum to withdraw the U.K.'s membership from the European Union (“E.U.”), which is commonly referred to as “Brexit”. In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. These negotiations will determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The U.K. and E.U. announced in March 2018 an agreement in principle to transitional provisions under which E.U. law would remain in force in the U.K. until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the U.K. and the E.U. In the absence of such an agreement, there would be no transitional provisions and the U.K. would exit the E.U. at the end of the two-year period on March 29, 2019. As of February 2019, the process for the U.K. to exit the E.U., and the longer term economic, legal, political and social framework to be put in place between the U.K. and the E.U., remain unclear and may lead to ongoing political, regulatory and economic uncertainty and periods of exacerbated volatility in both the U.K. and in wider European markets for some time. Such uncertainty may have a material adverse effect on our ability to operate in the U.K. and the E.U.
The announcement of Brexit and the continued uncertainty resulting from the ongoing negotiations concerning the U.K's exit from the E.U. has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The announcement of Brexit and likely withdrawal of the U.K. from the E.U. has also created global economic uncertainty. The continuing uncertainty may cause our customers to closely monitor their costs and reduce their spending budgets. This could negatively impact our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have a negative impact on our business, prospects, results of operations, financial condition and cash flows.
Further volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. continues to negotiate its exit from the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.
The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently and may be significant in the event that the U.K exits the E.U. without a comprehensive transitional agreement in place. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. They may also impact how we deliver our products and services to customers in the U.K. and in the E.U., which may cause us to lose customers, suppliers and/or employees and could result in increased operating expenses. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, as well as other adverse effects that we are unable to anticipate. Any of these effects of Brexit, among others, could negatively impact our prospects, business, financial condition and results of operations.
Our business depends significantly on our ability to retain our key personnel, attract new personnel, and manage attrition.
Our success depends largely on the continued services of our senior management team. The loss of one or more members of senior management could have a material adverse effect on our business, results of operations and financial condition. We are also substantially dependent on the continued service of other key personnel, including key sales executives responsible for revenue generation and key development personnel accountable for product and service innovation and timely development and delivery of upgrades and enhancements to our existing products and services. Changes to senior management and key employees could also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products and services and upgrade existing products and services on a timely basis, pl us at a competitive disadvantage.
In the technology industry, there is substantial competition for key personnel, including skilled engineers, sales executives and operations personnel. We may not be able to successfully recruit, integrate and retain qualified personnel in the future, which could impact our ability to innovate and deliver new or updated products to our customers, which could harm our business. If our retention and recruitment efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require in order to join our company.
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
Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our internal infrastructure, data center capacity, research, customer support and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.
We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the fair value of our common stock could decline.
We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and could subject us to liability if we are not in compliance with applicable laws.
Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition. Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally-distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.
If we are unable to effectively operate on mobile devices, our business could be adversely affected.
The number of people who access the Internet and complete transactions over the Internet through devices other than desktop computers, including smartphones, handheld tablets and mobile phones, has increased dramatically in the past few years and is projected to continue to increase. To address these developments, we continue to extend our products and services to support messaging on mobile phone and tablet applications belonging to our company and our customers. If the mobile solutions we have developed do not meet our customers’ needs or the needs of their website visitors, or are not widely adopted by our customers and consumers, we may fail to retain existing customers and we may have difficulty attracting new customers. Such solutions may also create new risks related to privacy and security, which could subject us to investigations, litigation or reputational harm. If we are unable to rapidly innovate and grow mobile revenue, or if we incur excessive expenses in this effort, our financial performance and ability to continue to grow overall revenue may be negatively affected.
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
Our customers and potential customers do business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators of various industries have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with, and other burdens imposed by, industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand. For example, some financial services regulators have imposed guidelines for use of cloud computing services that mandate specific controls or that require financial services providers to obtain regulatory approval prior to outsourcing certain functions. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our service where required, our business may be harmed and we may be unable to conduct business with customers in such industries. In addition, an inability to satisfy the standards of certain third-party certification bodies that our customers may expect, such as the Payment Card Industry (PCI) Data Security Standards, may have an adverse impact on our business. If we are unable in the future to achieve or maintain these industry-specific certifications or comply with other similar requirements or standards that are relevant to our customers, our business and our revenue may be adversely impacted.
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
As part of our business strategy, we have made and will continue to make acquisitions to add complementary businesses, products, technologies, revenue and intellectual property rights. We have made a number of acquisitions in the past, including three in 2018. In October 2018, we acquired AdvantageTec, Inc., a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including variable and fixed operations. In September 2018, we acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform. In January 2018, we acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup which has created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson's conversational platform.
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
In addition to our operations in the United States, we have operations in Australia, Canada, France, Germany, Israel, Italy, Japan, Netherlands, Singapore and the United Kingdom. We have also continued to invest in global messaging initiatives and in acquisitions. Our ability to continue to expand into international markets and in the online consumer market involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.
Our international operations and direct-to-consumer services may also fail due to other risks inherent in foreign and/or online consumer operations, including:

•
varied, unfamiliar, unclear and changing legal and regulatory restrictions, including different legal and regulatory standards applicable to Internet or mobile services, communications, privacy, and data protection;

•	difficulties in staffing and managing foreign operations;

•	differing intellectual property laws that may not provide sufficient protection for our intellectual property;

•	adverse tax consequences or additional tax liabilities;

•	difficulty in addressing country-specific business requirements and regulations, for instance, data privacy laws;

•	fluctuations in currency exchange rates;

•	strains on financial and other systems to properly administer VAT and other taxes;

•	different consumer preferences and requirements in specific international markets; and

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
The dialogue transcripts of the text-based chats, email interactions and other interactions between our customers and their users may include information, such as personal contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be liable for compliance with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with United States federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. While we currently maintain insurance coverage that may, cover certain cyber security risks, such insurance coverage is subject to certain exclusions and exceptions and may be insufficient to cover all losses.

Furthermore, certain software and services that we use to operate our business are hosted and/or operated by third parties or integrated with our systems. If these services were to be interrupted or their security breached, our business operations could be similarly disrupted and we could be exposed to liability and costly investigations or litigation. The need to properly secure, and securely transmit and store, confidential information online has historically been a significant barrier to e-commerce and online communications, and will become increasingly highlighted as a consumer and regulatory focus and concern. Any publicized compromise of security could deter people from using online services such as the ones we offer or from using them to conduct transactions, which involve transmitting confidential information. Because our success depends on the general acceptance and reputation of our services and electronic commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.
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
The success of our services depends in part on our customers’ online services as well as the Internet and mobile connectivity of consumers, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity which has resulted in slower than normal response times to user messaging requests and interruptions in service. Our services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our customers or their consumers may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant customer relations problems.
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
We have had patent and other infringement lawsuits filed against us claiming that certain of our products and services infringe third party intellectual property rights, and we are subject to the future risk of additional third party claims alleging infringement against us or against our customers for use of our products and services. Many of our customer and partner contracts, including certain suppliers, contain indemnification obligations requiring us to indemnify our customers from certain claims against them or arising from the use of our services. Substantial litigation regarding intellectual property rights exists in the software industry. In the ordinary course of our business, our services and/or our customers’ use of our services may be increasingly subject to third-party infringement claims as claims by non-practicing entities become more prevalent and the number of competitors in our industry segment grows and the functionality of services in different industry segments overlaps. Some of our competitors in the market for digital engagement technology, and/or web and mobile based consumer-facing services or other third parties may have filed or may intend to file patent applications covering aspects of their technology and have asserted and may in the future assert claims against us. Any claims alleging infringement of third-party intellectual property rights could require us to spend significant amounts in litigation (even if the claim is invalid), distract management from other tasks of operating our business, pay substantial damage awards, prevent us from selling our products, delay delivery of our services, require the development of non-infringing software, technology, business processes, systems or other intellectual property (none of which might be successful), or limit our ability to use the intellectual property that is the subject of any of these claims, unless we enter into license agreements with the third parties (which may be costly, unavailable on commercially reasonable terms, or not available at all). Therefore, any such claims could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Our technology platforms enable representatives of our customers as well as individual service providers to communicate with consumers and other persons seeking information or advice on the web or via mobile devices. The law relating to the liability of online platform providers such as us for the activities of users of their online platforms is often challenged in the United States and internationally. We may be unable to prevent users of our technology platforms from providing negligent, unlawful or inappropriate advice, information or content via our technology platforms, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our technology platforms.
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
Our consumer service allows consumers to provide feedback regarding service providers. Although all such feedback is generated by users and not by us, claims of defamation or other injury could be made against us for content posted on our websites. Our liability for such claims may be higher in jurisdictions outside the United States where laws governing Internet or mobile transactions are unsettled.
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

In addition to legislation and regulations relating to privacy and data security and collection, we may be subject to consumer protection laws that are enforced by regulators such as the FTC and private parties, and include statutes that regulate the collection and use of information for marketing purposes. Any new legislation or regulations regarding the Internet, mobile devices, software sales or export and/or the cloud or Software-as-a-Service industry, and/or the application of existing laws and regulations to the Internet, mobile devices, software sales or export and/or the cloud or Software-as-a-Service industry, could create new legal or regulatory burdens on our business that could have a material adverse effect on our business, results of operations and financial condition. Additionally, as we operate outside the United States, the international regulatory environment relating to the Internet, mobile devices, software sales or export, and/or the Software-as-a-Service industry could have a material adverse effect on our business, results of operations and financial condition.
Technological or other defects could disrupt or negatively impact our services, which could harm our business and reputation.
We face risks related to the technological capabilities of our services. We expect the number of interactions between our customers’ operators and consumers over our system to increase significantly as we expand our customer base. Our network hardware and software may not be able to accommodate this additional volume. Additionally, we must continually upgrade our software to improve the features and functionality of our services in order to be competitive in our markets. If future versions of our software contain undetected errors, our business could be harmed. If third-party content is flawed, our business could be harmed. As a result of software upgrades at LivePerson, our customer sites have, from time to time, experienced slower than normal response times and interruptions in service. If we experience system failures or degraded response times, our reputation and brand could be harmed. We may also experience technical problems in the process of installing and initiating the LivePerson services on new web hosting services. These problems, if not remedied, could harm our business.
Our services also depend on complex software which may contain defects, particularly when we introduce new versions onto our servers. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. It is possible that, despite testing by us, defects may occur in the software. These defects could result in:

•	damage to our reputation;

•	lost sales;

•	contract terminations;

•	loss of market share;

•	delays in or loss of market acceptance of our products; and

•	unexpected expenses and diversion of resources to remedy errors.
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
During 2018, we increased our allowance for doubtful accounts from $1.3 million to approximately $2.3 million. During 2017, we increased our allowance for doubtful accounts by $0.4 million to approximately $1.3 million. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause our stock price to decline.

Our services are subject to payment-related risks.
For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted in such a way as to make compliance infeasible. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2018, we determined that it is not more-likely than not that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.
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

In the past, we have experienced losses, we had an accumulated deficit of $187.5 million as of December 31, 2018 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, and 2013 through 2018. We recorded a net loss of $25.0 million for the year ended December 31, 2018. As of December 31, 2018, our accumulated deficit was approximately $187.5 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our common stock.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2018, we had $66.4 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any ongoing uncertainty in the United States and global credit markets. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.
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
We license third party software that we plan to incorporate into our products and services. In the future, we might need to license other software to enhance our products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our products and services until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third party technology, we could experience a reduction in functionality and/or errors or failures of our products, which may reduce demand for our products and services.
Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, open source software disclosure requirements, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.
Our reputation depends, in part, on factors which are partially or entirely outside of our control.
Our services typically appear under the LivePerson brand or as a LivePerson-branded icon on our customers’ websites. The customer service operators and Experts who respond to the inquiries of our customers’ users are employees or agents of our customers or independent consultants rather than employees of the Company. As a result, we are not able to control the actions of these operators or Experts and the impression that such operator or Expert leaves the user with whom they interact. A user may not know that the operator or Expert is not a LivePerson employee. If a user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Additionally, we believe the success of our business services is aided by the prominent placement of the chat icon on a customer’s website, over which we also have no control.

Because we recognize revenue from subscriptions for our service over the term of the subscription, declines in business may not be immediately reflected in our operating results.
We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically 12 or more months. As a result, much of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions or cancellations of existing subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, could negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers and additional revenue from existing customers is generally recognized over the applicable subscription term, rather than immediately.
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
Political, economic and military conditions in Israel could negatively impact our Israeli operations
A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2018, we had 365 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip) and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.
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
We cannot assure our stockholders that any stock repurchase programs will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our common stock and will diminish our cash reserves.
From 2012 through 2018, the Company had a stock repurchase program in place, pursuant to which the Company was authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program was discontinued at the end of 2018. We may or may not enter into a new stock repurchase program in the future.
    Repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, repurchases under a stock repurchase program would diminish our cash reserves, which could impact our ability to pursue possible future strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock.
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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) of approximately $73.0 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Under the Tax Cuts and Jobs Act (discussed below), federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2018, approximately $32.8 million of our approximately $73.0 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, our NOLs generated on or prior to December 31, 2017 could expire unused.
Recently enacted changes to the U.S. tax laws may have a material impact on us.
On December 22, 2017, H.R.1 (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law. The Tax Cuts and Jobs Act makes extensive changes to the federal tax laws and includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of NOLs to offset future taxable income, and make extensive changes to the U.S. international tax system, including the taxation of foreign earnings of U.S. multinational corporations. Certain provisions of the Tax Cuts and Jobs Act are likely to undergo revisions or are set to expire on certain specified future dates, unless such provisions are further modified in subsequent legislation. Changes in interpretations of the Tax Cuts and Jobs Act, any legislative action to address questions that arise because of the Tax Cuts and Jobs Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Cuts and Jobs Act may cause uncertainty with respect to the ultimate impact of the Tax Cuts and Jobs Act on our tax provisions. In addition, it is possible that reactionary legislation or regulation may be instituted by one or more foreign authorities that could ultimately adversely affect us and/or negate or minimize some or all of the favorable impacts that we have or may derive from the Tax Cuts and Jobs Act.

Risks Related to Our Industry
Future regulation of the Internet or mobile devices may slow our growth, resulting in decreased demand for our services and increased costs of doing business.
State, federal and foreign regulators could adopt laws and regulations that impose additional burdens on companies that conduct business online or that adversely affect the growth or use of the Internet or mobile commerce. For example, these laws and regulations could discourage communication by e-mail or other web-based communications, particularly targeted e-mail of the type facilitated by our services, which could reduce demand for our services. Laws or regulations that affect the use of the Internet or mobile devices, including but not limited to laws affecting net neutrality could also decrease demand for our services and increase our costs. Some jurisdictions have adopted regulations prohibiting certain forms of discrimination by Internet access providers; however, substantial uncertainty exists in the United States and elsewhere. For example, in the United States, the Federal Communications Commission repealed net neutrality rules effective June 11, 2018, which could lead internet access providers to restrict, block, degrade or charge for access to our products and services. Further, regulatory focus on data privacy, data security and consumer protection continues to expand on a worldwide basis and is becoming more complex, which will increase the risks to our business on reputational, operational, and compliance bases.
The continued growth and development of the market for online services may prompt calls for more stringent consumer protection laws or laws that will inhibit the use of Internet-based or mobile-based communications or the information contained in these communications or the ways in which information may be collected, stored, used and transferred in the course of providing services. For example, in the United States, the CAN-SPAM Act regulates the transmission and content of commercial emails, and, among other things, obligates the sending of such emails to provide recipients with the ability to opt-out or unsubscribe and other requirements; and the Children’s Online Privacy Protection Act regulates the ability of certain online services to collect or use certain categories of information from children under age 13 absent parental consent. The adoption of any additional laws or regulations, or changes to existing laws or regulations, may decrease the expansion of the Internet or smartphone usage. A decline in the growth of the Internet or smartphone usage, particularly as it relates to online communication, could decrease demand for our services and increase our costs of doing business, or otherwise harm our business. Any new legislation or regulations, application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or application of existing laws and regulations to the Internet, mobile and other online services could increase our costs and harm our growth.
If we are unable to develop and maintain successful relationships with social media and other third-party consumer messaging platforms and endpoints, our business, results of operations and financial condition could be adversely affected.
We believe that continued growth for companies in our industry depends, in part, on enabling brands to connect with consumers across consumers’ preferred conversational interfaces and messaging endpoints, such as SMS, Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger, Line and Alexa. In order to grow our business, we have identified and developed, and maintain, strategic relationships with many key technology partners. As part of our growth strategy, we plan to further develop partnerships and specific solution areas with additional technology partners. If we fail to establish these relationships in a timely and cost-effective manner, or at all, or if we lose any or all of our current relationships, then our business, results of operations and financial condition could be adversely affected. Additionally, even if we are successful at developing these relationships, but there are problems or issues with the integrations, or our ability to scale and onboard our customers onto new endpoints, our reputation and ability to grow our business may be adversely affected.

We may be unable to respond to the rapid technological change and changing customer preferences in the online sales, marketing, customer service, and/or online consumer services industries and this may harm our business.
If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in the online sales, marketing, customer service and/or e-commerce industry or our customers’ or consumers’ requirements or preferences, our business, results of operations and financial condition would be materially and adversely affected. Online business is characterized by rapid technological change. In addition, the market for online sales, marketing, customer service and expert advice solutions is relatively new. Sudden changes in customer and consumer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry and regulatory standards and practices such as but not limited to data privacy and security standards, could render the LivePerson services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our services. Our success will depend, in part, on our ability to:

•	enhance the features and performance of our services;

•	develop and offer new services that are valuable to companies doing business online as well as consumers; and

•	respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.
If any of our new services, including upgrades to our current services, do not meet our customers’ or consumers’ expectations, we could lose customers and our business may be harmed. Updating our technology may require significant additional capital expenditures and could materially and adversely affect our business, results of operations and financial condition.
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
To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. The Internet is also subject to continued and ongoing cyber-attacks and related conduct, which affect all online businesses. We also depend on Internet service providers that provide our customers and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our customers’ sites (including their use of LiveEngage) in particular. If the infrastructure of the Internet does not effectively support the growth of the Internet, we may not maintain profitability and our business, results of operations and financial condition will suffer.

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
As of December 31, 2018, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 49.6% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with the company’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in New York City, where we lease approximately 37,000 square feet of office space under a lease that expires in 2020. We also lease office space of approximately 68,000 square feet in Ra'anana, Israel, for research and development, sales and support under leases that expire in 2018, of approximately 40,000 square feet in Alpharetta, Georgia, for sales and support under a lease that expires in 2024; and approximately 38,000 square feet in Seattle, for research and development that expires in 2020.
As of December 31, 2018, we also lease office space for marketing, sales and support of approximately 45,000 square feet in various locations in the United States, Europe, Asia and Australia. In addition, we have data centers in the United States, Europe and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.

Item 3. Legal Proceedings
We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Recent rulings by both the Court and the United States Patent Office in our favor have have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is not scheduled to allow for mediation. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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
The principal United States market on which our common stock is traded is The NASDAQ Global Select Market under the symbol LPSN. Our shares of common stock are also traded on the Tel Aviv Stock Exchange under the symbol LPSN TA.

Holders
As of February 12, 2019, there were approximately 165 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
A summary of the Company's repurchase activity for the three months ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				$17,050,059
10/1/2018 - 10/31/2018	—	$—	—	17,050,059
11/1/2018 - 11/30/2018	—	—	—	17,050,059
12/1/2018 - 12/31/2018	—	—	—	17,050,059
Total	—	$—	—	$17,050,059

(1)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

Stock Performance Graph
The graph depicted below compares the annual percentage changes in the LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2013 to December 31, 2018.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2013 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2016, 2015 and 2014 and the related statements of operations for the years ended December 31, 2015 and 2014 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of AdvantageTec, Conversable, and Bot Central in 2018 and CAO!, Synchronite and NexGraph in 2014, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$249,838	$218,876	$222,779	$239,012	$209,931
Costs and expenses:
Cost of revenue	62,479	58,205	63,161	70,310	52,703
Sales and marketing	103,344	90,905	89,529	94,728	83,253
General and administrative	45,873	43,124	43,046	37,171	40,192
Product development	55,707	40,034	40,198	38,974	37,329
Restructuring costs	4,468	2,594	2,369	3,384	—
Amortization of purchased intangibles	1,670	1,840	3,885	4,873	1,621
Total costs and expenses	273,541	236,702	242,188	249,440	215,098
Loss from operations	(23,703)	(17,826)	(19,409)	(10,428)	(5,167)
Other (expense) income	(471)	136	(530)	(202)	(322)
Loss before provision for income taxes	(24,174)	(17,690)	(19,939)	(10,630)	(5,489)
Provision for income taxes	858	501	5,934	15,814	1,859
Net loss	$(25,032)	$(18,191)	$(25,873)	$(26,444)	$(7,348)

Net loss per share of common stock:
Basic	$(0.42)	$(0.32)	$(0.46)	$(0.47)	$(0.13)
Diluted	$(0.42)	$(0.32)	$(0.46)	$(0.47)	$(0.13)

Weighted-average shares used to compute net loss per share:
Basic	59,203,400	56,358,017	56,063,777	56,452,408	54,478,754
Diluted	59,203,400	56,358,017	56,063,777	56,452,408	54,478,754
Other Financial and Operational Data:
Adjusted EBITDA (1)	$19,090	$18,400	$19,198	$21,244	$22,672
Adjusted operating income (2)	$4,902	$6,042	$7,503	$9,130	$13,601
(1) We define adjusted EBITDA as net loss before provision for (benefit from) income taxes, other (expense) income, net, depreciation and amortization, stock-based compensation, restructuring costs, acquisition costs and other charges. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or ("GAAP").
(2) We define adjusted operating income as income (loss) before provision for income taxes excluding amortization, stock-based compensation, restructuring costs, acquisition costs, contingent earn-out adjustments, other charges and other (expense) income. Please see “Adjusted Operating Income” below for more information and for a reconciliation of adjusted operating income to income (loss) before provision for income taxes, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles or GAAP.

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenue	$996	$448	$429	$1,396	$1,492
Sales and marketing	5,374	2,500	2,515	3,088	3,399
General and administrative	4,921	3,691	3,304	3,692	3,809
Product development	3,550	2,305	3,488	3,638	3,606
Total stock-based compensation	$14,841	$8,944	$9,736	$11,814	$12,306

	As of December 31,
	2018	2017	2016	2015	2014
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$66,449	$56,115	$50,889	$48,803	$49,372
Working capital	21,234	13,789	17,548	39,122	34,954
Total assets	290,103	232,799	219,638	226,194	239,817
Total stockholders’ equity	170,729	140,063	138,476	165,305	180,337
Adjusted EBITDA and Adjusted Operating Income
To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted operating income which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted operating income to net (loss) income, the most directly comparable GAAP financial measures.
We have included adjusted EBITDA and adjusted operating income in this Annual Report on Form 10-K because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted operating income can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA and adjusted operating income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2018		2017		2016		2015		2014
Reconciliation of Adjusted EBITDA:
Net loss	$(25,032)		$(18,191)		$(25,873)		$(26,444)		$(7,348)
Amortization of purchased intangibles	2,813		4,682		6,673		8,040		5,090
Stock-based compensation	14,841		8,944		9,736		11,814		12,306
Contingent earn-out adjustments	—		—		—		(3,680)		—
Restructuring costs	4,468	(1)	2,594	(2)	2,369	(3)	3,384	(4)	—
Depreciation	14,188		12,358		12,011		12,114		9,071
Other litigation and consulting costs	5,928	(5)	7,648	(6)	7,818	(7)	—		—
Provision for income taxes	858		501		5,934		15,814		1,859
Acquisition costs	555		—		—		—		1,372
Other (income) expense, net	471		(136)		530		202		322
Adjusted EBITDA	$19,090		$18,400		$19,198		$21,244		$22,672
Our use of adjusted operating income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and adjusted operating income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted operating income does not consider the impact of acquisition costs;

•	adjusted operating income does not consider the impact of restructuring costs;

•	adjusted operating income does not consider the impact of other non-recurring costs;

•	other companies, including companies in our industry, may calculate adjusted operating income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2018		2017		2016		2015		2014
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(24,174)		$(17,690)		$(19,939)		$(10,630)		$(5,489)
Amortization of purchased intangibles	2,813		4,682		6,673		8,040		5,090
Stock-based compensation	14,841		8,944		9,736		11,814		12,306
Restructuring costs	4,468	(1)	2,594	(2)	2,369	(3)	3,384	(4)	—
Other litigation and consulting costs	5,928	(5)	7,648	(6)	8,134	(8)	—		—
Contingent earn-out adjustments	—		—		—		(3,680)		—
Acquisition costs	555		—		—		—		1,372
Other (income) expense, net	471		(136)		530		202		322
Adjusted operating income	$4,902		$6,042		$7,503		$9,130		$13,601
(1) These costs include severance and associated costs of $4.5 million for the year ended December 31, 2018. As detailed in Note 13 of the Notes to the Consolidated Financial Statements, the Company’s restructuring costs relate to resource reallocation for the Company’s platform transformation as well as wind down costs to focus on areas of high growth potential, and the termination of a large customer contract.
(2) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.7 million for the year ended December 31, 2017. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.
(3) Includes severance costs of $1.6 million, wind down costs of legacy platform of $1.2 million and a benefit of $0.4 million of cash collected on previously written off bad debt for the year ended December 31, 2016. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.
(4) Includes approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $1.7 million of severance and other associated costs for the year ended December 31, 2015. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.
(5) Includes litigation costs of $4.1 million, consulting costs of $1.3 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the year ended December 31, 2018. As detailed in Note 12 of the Notes to the consolidated Financial Statements, the Company's other litigation costs relate to the Company’s intellectual property suit against [24]7 Customer, Inc.
(6) Includes litigation costs of $6.2 million, executive one-time compensation payment of $1.0 million, and executive separation cost of $0.5 million for the year ended December 31, 2017. Please refer to footnote (5) above for additional information related to the nature of these other litigation costs.
(7) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, and severance costs of $0.5 million for the year ended December 31, 2016. Please refer to footnote (5) above for additional information related to the nature of these other litigation costs.
(8) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, severance costs of $0.5 million, and write off of office facility depreciation of $0.3 million for the year ended December 31, 2016. Please refer to footnote (5) above for additional information related to the nature of these other litigation costs.

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
Overview
  LivePerson, Inc. ("LivePerson", the "Company", "we" or "our") makes life easier by transforming how people communicate with brands. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see products in the store, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. We call these AI and human-assisted conversational experiences over messaging Conversational Commerce.
LiveEngage, our enterprise-class, cloud-based platform, was designed for Conversational Commerce, enabling businesses to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of having them navigate interactive voice response systems (IVRs) and wait on hold.
Our robust, cloud-based suite of rich mobile messaging and real-time chat offerings features intelligent routing and capacity mapping, queue prioritization, customer sentiment, real-time analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from: i.e., WhatsApp, Line, Apple Business Chat, IVR, or Google Home. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than three dozen APIs are available on LiveEngage.
LiveEngage also features Maven, a robust AI engine that was custom designed for Conversational Commerce. Maven, announced in December 2018, puts the power of bot development, training and management into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what the we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through Maven Assist, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating LiveEngage with Maven, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console.
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
More than 18,000 businesses, including Citibank, HSBC, Orange, and The Home Depot use our Conversational Commerce solutions to orchestrate humans and AI, at scale, and create a convenient, deeply personal relationship.
Our solutions benefit organizations of all sizes conducting business or communicating with consumers through mobile and online messaging and chat. We plan to continue to focus on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive, within the United States and Canada, Latin America, Europe and the Asia-Pacific region.
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
The key elements of LivePerson’s business solutions strategy include:
Build awareness and drive adoption of Conversational Commerce. LivePerson brought its first customer live on messaging in June 2016. Since that time, we have been focused on building awareness for Conversational Commerce and driving adoption. We have educated businesses on the financial and operational transformation that occurs when a contact center shifts to an asynchronous messaging environment, where the consumer controls the pace of the conversation, which can last minutes, hours or days, from a synchronous call or chat center, where conversations occur in real-time and have a distinct start and end.
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year that target executives from enterprise customers and prospects, and feature a key theme within Conversational Commerce, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for Conversational Commerce, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year end 2018, we had brought more than 200 customers live on messaging and increased adoption within our enterprise customers to more than 40%. In addition, more than 50% of messaging conversations had automation attached. We will continue to focus on building awareness for Conversational Commerce and driving adoption of messaging and AI across our customer base.
Increase volumes on LiveEngage by deploying a broad messaging ecosystem and expanding customer use cases. Our strategy is to drive higher volumes on LiveEngage by going both wide across messaging endpoints and deep across consumer use cases. LivePerson offers a platform usage pricing model, where customers are offered access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe that over time this model will drive higher revenue for LivePerson by reducing barriers to adoption of new messaging endpoints and use cases.
In order to go wide across messaging endpoints, it is imperative that LiveEngage integrates to all of the messaging apps that consumers prefer to use for communication. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of our has been to build one of the industry’s broadest ecosystems of messaging endpoints. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter.
Each channel added opens the door to hundreds of millions of new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. LivePerson makes the management of all these disparate channels seamless to the brand. The LiveEngage intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.
In order to go deep across customer use cases, we are focused on extending LiveEngage beyond just taking share of the 270 billion calls made to customer service 1-800 numbers each year, into sales, marketing and brick and mortar conversations. For example, in 2018, a home improvement retailer launched a bot that autonomously sells millions of dollars of grills; a leading global concessions manager launched a service that lets patrons in a sports arena order beverages to their seats through Apple Business Chat; and a telecommunications company used LiveEngage to drive pre-sales for an iPhone series launch.
We believe that this strategy has influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was greater than 110% in 2018. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased more than 25% in 2018 to approximately $285,000 from approximately $225,000 in 2017. For this same customer set, when examining only the subset that have adopted messaging, the ARPU in 2018 increased to approximately $500,000. When examining customers that have adopted at least three endpoints, the APRU in 2018 increased into the low seven figures. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. We will continue to focus on adding new messaging endpoints and driving higher adoption of each of these channels within our customer base.
Globalize R&D to attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling Conversational Commerce, and that in order to develop the industry’s leading technology, we need to open offices where the best talent is located. To spearhead that globalization effort, in 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, we opened an Advanced Technology Center in Seattle, Washington, in 2018, expanded our Mannheim, Germany development center, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas. We added more than 70 machine learning, AI and Conversational Commerce developers in 2018, recruiting top talent from firms such as Nike, Amazon.com, Microsoft and Target. We expect to continue adding industry leading development talent across our global offices in 2019.
Bring to market best-in-class AI and machine learning technologies designed for Conversational Commerce. We believe that over the past few years many first generation AI and bots have created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand alone implementations that lacked the measurement, reporting and human oversight of Conversational Commerce platforms such as LiveEngage. In December 2018, LivePerson announced Maven, a patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
Unlike alternative solutions designed solely for IT departments, Maven was built to be used by developers and contact center agents. By putting the power of conversational design and bot management in the hands of contact center agents, Maven gives brands the ability to leverage the employees closest to the customer, those who are most versed in the voice of the brand, and with the most expertise in how to craft successful outcomes for customer service and sales journeys.

Some of the key innovations behind Maven include:

•	bot building software that is based on dialogue instead of workflow or code, so non-technical employees like contact center agents can design automations

•	the ability to bootstrap conversations with existing transcripts, reducing design effort and speeding time to market

•
the establishing of contact center agents as bot managers, ensuring that every conversation is safeguarded by a human and that agents are continuously training the AI to be smarter and drive more successful outcomes

•
powerful Assist technology that multiplies the efficiency of agents by analyzing intents in real time and then suggesting next best actions, predefined content, and bots that can take over transactional work

•	pre-built templates for target verticals that provide out of the box support for the top intents and back-end integrations

•	third-party AI NLU integration, so customers aren't boxed into one vendor

•	AI analytics and reporting tailored to Conversational Commerce

Our strategy is to continue to enhance the Maven AI engine and related products, leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
Sustain our leadership position by aligning brands to a vision that transforms how they communicate with consumers and delivers a superior return on investment. We believe that most online retailers view messaging and Conversational Commerce as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that Conversational Commerce requires an operational transformation that changes how brands engage with consumers across service, sales, marketing and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done right, the entire consumer lifecycle with a brand will be maintained within the Conversational Commerce relationship, and traffic will steadily shift away from lower returning voice calls, websites and apps to higher returning messaging endpoints.
We believe that LivePerson is uniquely positioned to deliver this transformation due to its technology and expertise:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for Conversational Commerce, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across natural language understanding (NLU) providers.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in Conversational Commerce, publishing a proprietary Conversational QuotientTM Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

We believe that LivePerson’s differentiated approach to the Conversational Commerce industry, combined with our unique technology and expertise has established us as a market leader, with an ability to deliver superior returns on investment. LivePerson customers typically manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed. Our customers often see labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%. Furthermore, our ability to deliver more convenient, personalized and content-rich conversations often drives increases in customer satisfaction of up to 20 percentage points and increases in sales conversions of up to 20%, while enhancing average order value, customer retention and loyalty.
    Strengthen our position in both existing and new industries. We plan to continue to develop its market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. Healthcare, insurance, real estate and energy utilities are new target industries and natural extensions of our primary target markets. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships.

Continue to build our international international presence. We are focused on expanding our international revenue contribution, which increased to 41% of total revenue in 2018, from 37% in 2017 and 34% in 2016. We generated positive results from previous investments in direct sales and services personnel in the United Kingdom and Western Europe. We also continued to focus on expanding our presence in the Asia Pacific region, leveraging our relationships with partners.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into nearly a dozen third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter, multiple IVR vendors and dozens of branded apps. Our offering is AI vendor agnostic, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.
In addition, we have opened up access to our platform and our products with more than three dozen APIs that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we expect to increase our marketing efforts to developers, raising awareness for how they can build programs and services on top of our platform.
Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening its market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. We increased the number of partners focused on SMBs by more than 300% in 2018, to over 150 at year end from 40 at the start of the year. These efforts are increasingly yielding positive results for us, as nearly one-third of annual contract value signed in 2018 was directly influenced by partners. We expect to increase investment in our partner channels in 2019.
     Maintain Market Leadership in Technology and Security Expertise. As described above, we are devoting significant resources to creating new products and enabling technologies designed to accelerate innovation. We evaluate emerging technologies and industry standards and continually update our technology in order to retain our leadership position in each market we serve. We monitor legal and technological developments in the area of information security and confidentiality to ensure our policies and procedures meet or exceed the demands of the world’s largest and most demanding corporations. We believe that these efforts will allow us to effectively anticipate changing customer and consumer requirements in our rapidly evolving industry.
     Evaluate Strategic Alliances and Acquisitions When Appropriate. We have successfully integrated several acquisitions over the past decade. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic transactions or to acquire other companies that can accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic transactions.
Key Metrics
Financial overview of the three and twelve months ended December 31, 2018 compared to the comparable periods in 2017 are as follows:

•
Revenue increased 15% and 14% to $65.7 million and $249.8 million in the three and twelve months ended December 31, 2018, respectively, from $57.4 million and $218.9 million in the comparable periods in 2017.

•
Revenue from our Business segment increased 15% and 14% to $60.7 million and $230.3 million in the three and twelve months ended December 31, 2018, respectively, from $52.9 million and $201.4 million in the comparable periods in 2017.

•
Gross profit margin remained consistent at 74% in the three months ended December 31, 2018 and 2017. Gross profit margin increased to 75% in the twelve months ended December 31, 2018 from 73% in the comparable period in 2017.

•
Cost and expenses increased 15% and 16% to $73.0 million and $273.5 million in the three and twelve months ended December 31, 2018, respectively, from $63.3 million and $236.7 million in the comparable periods in 2017.

•
Net loss increased to $6.5 million and $25.0 million in the three and twelve months ended December 31, 2018, respectively, from net loss of $3.7 million and $18.2 million for the three and twelve months ended December 31, 2017, respectively.

•	Trailing-twelve-month average revenue per enterprise and mid-market customer was greater than $285,000 in 2018, as compared to approximately $220,000 in 2017.

•	Revenue retention rate for enterprise and mid-market customers on LiveEngage was greater than 110% for the twelve months ended December 31, 2018 and 2017.

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
Total revenue of $249.8 million recognized during the year ended December 31, 2018 under ASU No. 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), was not materially different from what would have been recognized under Topic 605.
For more information about our revenue recognition policies, please see “-- Critical Accounting Policies and Estimates
-- Revenue Recognition.”

Hosted Services- Business Revenue

Revenue attributable to our monthly hosted Business services accounted for 79% of total revenue for the year ended December 31, 2018 and 82% of total revenue for the years ended December 31, 2017 and 2016.

Professional Services Revenues

Revenue attributable to professional services accounted for 13% of total revenue for the year ended December 31, 2018 and 10% of total revenue for the years ended December 31, 2017 and 2016.

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

Hosted Services- Consumer Revenue

Revenue from our Consumer segment accounted for approximately 8% of total revenue for the years ended December 31, 2018 and 2017 and 7% of total revenue for the year ended December 31, 2016, respectively.
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $19.7 million in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $32.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.

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

Our sales and marketing expenses consist of compensation and related expenses for sales personnel and marketing personnel, online marketing, allocated occupancy costs and related overhead, advertising, sales commissions, public relations, promotional materials, travel expenses, global customer summits and trade show exhibit expenses.
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
During 2018, we increased our allowance for doubtful accounts from $1.3 million to approximately $2.3 million. During 2017, we decreased our allowance for doubtful accounts by approximately $0.4 million to approximately $1.3 million. We perform a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the creditworthiness of each customer. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2018, 2017 and 2016 consist of (amounts in thousands):

	2018	2017	2016
Stock-based compensation expense	$14,841	$8,944	$9,736

Results of Operations
We are organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging.
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	25%	27%	28%
Sales and marketing	41%	42%	40%
General and administrative	18%	20%	19%
Product development	22%	18%	18%
Restructuring costs	2%	1%	1%
Amortization of purchased intangibles	1%	1%	2%
Total costs and expenses	109%	108%	109%
Loss from operations	(9)%	(8)%	(9)%
Other (expense) income, net	—%	—%	—%
Loss before provision for income taxes	(10)%	(8)%	(9)%
Provision for income taxes	—%	—%	3%
Net loss	(10)%	(8)%	(12)%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$230,285	$201,426	14%	$201,426	$206,521	(2)%
Consumer	19,553	17,450	12%	17,450	16,258	7%
Total	$249,838	$218,876	14%	$218,876	$222,779	(2)%
Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. Business revenue increased by 14% to $230.3 million for the year ended December 31, 2018, from $201.4 million for the year ended December 31, 2017. This increase is primarily attributable to revenue from existing customers of approximately $11.8 million, net of cancellations, revenue from professional services provided to clients in the amount of $10.3 million, revenue from new customers of approximately $5.9 million, and revenue that is variable based on interactions and usage of approximately $0.8 million.
Business revenue decreased by 2% to $201.4 million for the year ended December 31, 2017, from $206.5 million for the year ended December 31, 2016. The decrease is primarily attributable to revenue from existing customers of approximately $14.9 million, net of cancellations, and revenue that is variable based on interactions and usage in the amount of $1.0 million. This is partially offset by increases in revenue from new customers of approximately $10.1 million and revenue from professional services of approximately $0.7 million.

    The overall increase in business revenue in 2018 is primarily attributable to the Company's renewed selling focus after completing the migration to LiveEngage in 2017. LivePerson has also developed a large ecosystem of conversational messaging endpoints that integrates to our platform and is driving adoption of these endpoints along with bots and AI. The business revenue decrease in 2017, primarily reflects the carry-over effect from the 2016 migration to the LiveEngage platform and the end of life of the legacy offering in the second quarter of 2017. Acquisitions during the year ended December 31, 2018 did not have a material impact on revenue.
Consumer revenue increased by 12% to $19.6 million for the year ended December 31, 2018, from $17.5 million for the year ended December 31, 2017. This increase is primarily attributable to an increase in chat minutes and price per minute. Consumer revenue increased by 7% to $17.5 million for the year ended December 31, 2017, from $16.3 million for the year ended December 31, 2016. This increase is primarily attributable to an increase in price per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Business	$58,420	$54,600	7%	$54,600	$60,352	(10)%
Percentage of total revenue	23%	25%		25%	27%
Headcount (at period end)	228	205	11%	205	236	(13)%
Cost of revenue increased by 7% to $58.4 million for the year ended December 31, 2018, from $54.6 million for the year ended December 31, 2017. This increase in expense is primarily attributable to an increase in business services and outsourced subcontracted labor of approximately $2.8 million, in salary and related employee expenses of approximately $2.6 million, and in depreciation expense of approximately $0.4 million. This was partially offset by a decrease in amortization of approximately $1.7 million and in primary and backup server facilities and allocated overhead cost related to costs of supporting our server and network infrastructure of approximately $0.3 million.
Cost of revenue decreased by 10% to $54.6 million for the year ended December 31, 2017, from $60.4 million for the year ended December 31, 2016. This decrease in expense is primarily attributable to a decrease in salary and related employee expenses of approximately $3.1 million, a decrease in primary and backup server facilities and allocated overhead cost related to costs of supporting our server and network infrastructure of approximately $1.5 million, and a decrease in depreciation of approximately $1.3 million.
Gross profit margin increased by 2% to 75% and 73% for the year ended December 31, 2018 and 2017, respectively. The increase in gross margin was tied to our ability to operationalize cost savings by moving brands off of our legacy platform and realigning our go-to-market strategy around LiveEngage.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$4,059	$3,605	13%	$3,605	$2,809	28%
Percentage of total revenue	2%	2%		2%	1%
Headcount (at period end)	16	18	(11)%	18	16	13%
Cost of revenue increased by 13% to $4.1 million for the year ended December 31, 2018, from $3.6 million for the year ended December 31, 2017. This is primarily related to an increase in depreciation expense of approximately $0.2 million, credit card processing fees of approximately $0.2 million, and salary, outsourced labor, and related employee expenses of approximately $0.1 million. This increase is partially offset by a decrease in expenses for backup server facilities of approximately $0.1 million.

Cost of revenue increased by 28% to $3.6 million for the year ended December 31, 2017, from $2.8 million for the year ended December 31, 2016. This is primarily related to an increase in salary and related employee expenses of approximately $1.1 million. This increase is partially offset by a decrease in expenses for backup server facilities of approximately $0.5 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$94,339	$82,420	14%	$82,420	$82,063	—%
Percentage of total revenue	38%	38%		38%	37%
Headcount (at period end)	352	291	21%	291	310	(6)%
Sales and marketing expenses increased by 14% to $94.3 million for the year ended December 31, 2018 from $82.4 million for the year ended December 31, 2017. This is primarily related to an increase in salary, recruitment, and related employee expenses of approximately $5.5 million, in business services and outsourced labor of approximately $3.8 million, in marketing events, advertising, public relations, and trade show exhibit expenses of approximately $2.2 million, and in facilities and allocated overhead of $0.4 million.
Sales and marketing expenses remained relatively flat for the year ended December 31, 2017 as compared the year ended December 31, 2016. This primarily related to an increase in marketing events, advertising, public relations, and trade show exhibit expenses of approximately $3.1 million, an increase in business services and outsourced labor of approximately $1.7 million, and an increase in depreciation expense by approximately $0.3 million. This was offset by a decrease in salary and related employee expenses of approximately $4.7 million.
We have realigned our go-to-market strategy around LiveEngage. Our outreach efforts are primarily focused on fostering a community of thought and industry leadership by targeting several hundred of the world's largest brands through conference calls and global customer events.

Sales and Marketing — Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$9,005	$8,485	6%	$8,485	$7,466	14%
Percentage of total revenue	4%	4%		4%	3%
Headcount (at period end)	13	12	8%	12	11	9%
Sales and marketing expenses increased by 6% to $9.0 million for the year ended December 31, 2018, from $8.5 million for the year ended December 31, 2017. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.3 million and an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $0.2 million.
Sales and marketing expenses increased by 14% to $8.5 million for the year ended December 31, 2017, from $7.5 million for the year ended December 31, 2016. This increase is primarily attributable to an increase in advertising and online expenses of approximately $0.9 million and an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $0.1 million.

General and Administrative
Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, information technology, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
General and administrative	$45,873	$43,124	6%	$43,124	$43,046	—%
Percentage of total revenue	18%	20%		20%	19%
Headcount (at period end)	128	113	13%	113	112	1%
General and administrative expenses increased by 6% to $45.9 million for the year ended December 31, 2018 from $43.1 million for the year ended December 31, 2017. This is primarily related to an increase in salaries and employee related expenses of approximately $4.5 million and in business services and outsourced labor of approximately $0.8 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology, and other general corporate expenses of approximately $1.2 million, a net decrease in other costs of approximately $1.1 million, and a decrease of amortization and depreciation expense of approximately $0.2 million. Other costs consisted of a decrease in litigation of approximately $2.0 million and one-time executive compensation paid in 2017 of approximately $1.0 million. This was partially offset by consulting fees relating to cost efficiency analysis of $1.2 million and acquisition costs of approximately $0.6 million.
General and administrative expenses remained relatively flat for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This is primarily related to an increase in salaries and employee related expenses of approximately $0.3 million and a net increase in other costs of approximately $0.2 million. Other costs consisted of an increase in litigation of approximately $1.3 million, executive one-time compensation of approximately $1.0 million, and executive separation costs of approximately $0.5 million, offset partially by the write off of technology licenses in 2016 of approximately $2.6 million. The overall general and administrative expense variance was offset by a decrease in business services and outsourced labor of approximately $0.2 million and a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.2 million.
Product Development
Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Product development	$55,707	$40,034	39%	$40,034	$40,198	—%
Percentage of total revenue	22%	18%		18%	18%
Headcount (at period end)	369	342	8%	342	300	14%
Product development costs increased by 39% to $55.7 million for the year ended December 31, 2018 from $40.0 million for the year ended December 31, 2017. This is primarily related to an increase in compensation, recruitment, and related costs of approximately $10.2 million, an increase in facility, allocated occupancy costs and overhead related to costs of supporting our server and network infrastructure of approximately $3.4 million, in depreciation expenses of approximately $1.4 million, and in business services and outsourced labor of approximately $0.7 million.
Product development costs remained relatively flat for the year ended December 31, 2017 as compared the year ended December 31, 2016. This is primarily related to a decrease in compensation and related costs of approximately $1.6 million and in business services and outsourced labor of approximately $0.3 million. This was offset by an increase in depreciation expense of approximately $1.3 million and an increase in allocated occupancy costs and related overhead of approximately $0.3 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage. During July 2018, we opened an office in Seattle, for research and development in order to promote continued globalization of our technology operations, drive improvements in quality assurance of existing products and creation of new add-on features to LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40, "Internal- Use Software", as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. During the year ended December 31, 2018 and 2017, $11.7 million and $8.3 million was capitalized, respectively.

Restructuring Costs

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$4,468	$2,594	72%	$2,594	$2,369	9%
Percentage of total revenue	2%	1%		1%	1%
Restructuring costs increased by 72% to $4.5 million for the year ended December 31, 2018, from $2.6 million for the year ended December 31, 2017. This variance is attributable to an increase in severance and other associated costs of approximately $3.8 million. This was offset partially by wind down costs of approximately $1.9 million related to shutting down the legacy platform in 2017. In 2018, restructuring related primarily to the reorganization of the GPT group in order to promote continued globalization of our technology operations, drive improvements in quality assurance of existing products and creation of new add-on features to LiveEngage.
Restructuring costs increased by 9% to $2.6 million for the year ended December 31, 2017, from $2.4 million for the year ended December 31, 2016. This increase is attributable to an increase in wind down costs of approximately $0.8 million related to shutting down the legacy platform and a benefit of approximately $0.4 million taken in 2016 related to cash collected on previously written off bad debt of a large customer contract that ended. This was offset partially by a decrease in severance and other associated costs of $1.0 million.
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,670	$1,840	(9)%	$1,840	$3,885	(53)%
Percentage of total revenue	1%	1%		1%	2%
Amortization expense for purchased intangibles decreased by 9% to $1.7 million for the year ended December 31, 2018, from $1.8 million for the year ended December 31, 2017 and decreased by 53% to $1.8 million for the year ended December 31, 2017, from $3.9 million for the year ended December 31, 2016. The year over year variance is primarily attributable to the full amortization of non-compete agreements related to the past acquisitions of Synchronite and CAO! in 2017 and of capitalized customer relationships related to the past acquisition of Engage in 2016.
Additional amortization expense in the amount of $1.1 million was included in cost of revenue for the year ended December 31, 2018 and $2.8 million for the years ended December 31, and 2017 and 2016.
Other (Expense) Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, AUS dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Other (expense) income,net	$(471)	$136	(446)%	$136	$(530)	(126)%
Other (expense) income increased by $0.3 million to an expense of $0.5 million for the year ended December 31, 2018 from an income of $0.1 million for the year ended December 31, 2017. This was primarily attributable to a decrease in other financial income and finance hedging income.

Other (expense) income decreased by $0.7 million to an income of $0.1 million for the year ended December 31, 2017 from an expense of $0.5 million for the year ended December 31, 2016. This was primarily attributable to an increase in realized and unrealized gain due to foreign exchange of approximately $0.5 million and a decrease in finance hedging and other financial income of approximately $0.2 million
Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$858	$501	71%	$501	$5,934	(92)%
Income tax expense increased by 71% to $0.9 million for the year ended December 31, 2018, from $0.5 million for the year ended December 31, 2017. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.  As a result of the Tax Cuts and Jobs Act the federal corporate income tax rate decreased from a maximum of 35% to a flat rate of 21%. In addition, federal NOLs incurred after December 31, 2017 will have an indefinite carryforward period and will be available to offset 80% of federal taxable income in future years. During the first quarter of 2018 we recognized a benefit of $2.0 million related to a settlement with the Israeli Tax Authority. As a result of the settlement we recognized a benefit as the recorded liability was less than the final settlement. A benefit was also recorded for U.S. federal tax refunds that were recognized due to increased foreign tax credits and increased federal NOLs from foreign tax deductions. The increase in tax expense was primarily due to these factors.
Income tax expense decreased by 92% to $0.5 million for the year ended December 31, 2017, from $5.9 million for the year ended December 31, 2016. This decrease was primarily attributable to a benefit of $2.4 million recorded in the fourth quarter of 2017 as a result of the Tax Cuts and Jobs Act, which was passed on December 22, 2017. Prior to the passage of the tax law, we had an indefinite lived intangible that was not available to be netted against existing deferred tax assets for purposes of determining the valuation allowance.
Net Loss
We had a net loss of $25.0 million for the year ended December 31, 2018 compared to a net loss of $18.2 million for the year ended December 31, 2017. Revenue increased approximately $31.0 million, operating expenses increased by approximately $36.8 million, the provision for income taxes increased approximately $0.4 million, and other (expense) income net increased by $0.6 million, contributing to a net increase in net loss of approximately $6.8 million.
We had a net loss of $18.2 million for the year ended December 31, 2017 compared to a net loss of $25.9 million for the year ended December 31, 2016. Revenue decreased approximately $3.9 million, operating expenses decreased by approximately $5.5 million, the provision for (benefit from) income taxes decreased approximately $5.4 million, and other (expense)income, net decreased by approximately $0.7 million, contributing to a net decrease in net loss of approximately $7.7 million.

Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2018. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$65,724	$64,213	$61,660	$58,241	$57,390	$56,493	$54,074	$50,919

Costs and Expenses:
Cost of revenue	16,800	15,689	16,036	13,954	14,749	14,541	15,134	13,781
Sales and marketing	27,073	26,748	25,392	24,131	24,210	21,603	23,392	21,700
General and administrative	12,279	11,972	11,499	10,123	12,596	10,398	10,437	9,692
Product development	14,752	13,484	14,219	13,252	11,023	9,726	9,326	9,958
Restructuring costs	1,662	722	1,906	178	279	—	2,076	—
Amortization of purchased intangibles	398	424	424	424	428	470	470	472
Total costs and expenses	72,964	69,039	69,476	62,062	63,285	56,738	60,835	55,843
Loss from operations	(7,240)	(4,826)	(7,816)	(3,821)	(5,895)	(245)	(6,761)	(4,924)
Other (expense) income	(418)	(213)	31	129	(276)	191	(99)	320
Loss before (benefit from) provision for income taxes	(7,658)	(5,039)	(7,785)	(3,692)	(6,171)	(54)	(6,860)	(4,604)
(Benefit from) provision for income taxes	(1,193)	2,004	536	(489)	(2,499)	1,256	673	1,072
Net loss	$(6,465)	$(7,043)	$(8,321)	$(3,203)	$(3,672)	$(1,310)	$(7,533)	$(5,676)

Net loss per share of common stock:
Basic	(0.11)	(0.12)	(0.14)	(0.06)	(0.06)	(0.02)	(0.13)	(0.10)
Diluted	(0.11)	(0.12)	(0.14)	(0.06)	(0.06)	(0.02)	(0.13)	(0.10)

Weighted-average shares used to compute net loss per share
Basic	60,794,252	60,014,246	58,648,195	57,309,707	56,965,111	56,524,990	55,954,158	55,975,093
Diluted	60,794,252	60,014,246	58,648,195	57,309,707	56,965,111	56,524,990	55,954,158	55,975,093

Liquidity and Capital Resources

	December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$4,779	$10,290	$24,560
Cash flows used in investing activities	(27,773)	(15,320)	(11,452)
Cash flows provided by financing activities	33,926	7,209	(7,068)
As of December 31, 2018, we had approximately $66.4 million in cash and cash equivalents, an increase of approximately $10.3 million from December 31, 2017. This increase is primarily attributable to cash provided by operating activities of approximately $4.8 million and proceeds from issuance of common stock of approximately $35.3 million. This was partially offset by cash used in investing activities of approximately $27.8 million, the repurchase of common stock of approximately $1.3 million, and the effect of foreign exchange rate changes on cash and cash equivalents of approximately $0.6 million.

Net cash provided by operating activities was $4.8 million in the year ended December 31, 2018. Our net loss was $25.0 million, which includes the effect of non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and provision for doubtful accounts as well as increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings and in accounts payable and accrued expenses. This was partially offset by increases in prepaid expenses and other current assets and accounts receivable and decrease in deferred tax liability. Net cash provided by operating activities was $10.3 million in the year ended December 31, 2017. Our net loss was $18.2 million, but that net loss was impacted by non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and provision for doubtful accounts. Furthermore, there were increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings and accrued expenses. This was partially offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and deferred tax liability.
Net cash used in investing activities was $27.8 million in the year ended December 31, 2018 due primarily to the purchase of fixed assets for our co-location facilities, acquisitions and purchases of intangibles. See Note 7 of the Notes to Consolidated Financial Statements for further details on acquisitions. This was partially offset by a decrease in cash held as collateral. Net cash used in investing activities was $15.3 million in the year ended December 31, 2017 due primarily to the purchase of fixed assets for our co-location facilities and purchases of intangibles. This was partially offset by a decrease in cash held as collateral.
Net cash provided by financing activities was $33.9 million in the year ended December 31, 2018 and $7.2 million in the year ended December 31, 2017. This consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options offset partially by the repurchase of our common stock.
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

Off Balance Sheet Arrangements
We do not have any special purposes entities, and other than operating leases, which are described below we do not engage in off-balance sheet financing arrangements.
Contractual Obligations and Commitments
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2018, 2017 and 2016, was approximately $10.9 million, $9.9 million and $10.0 million, respectively.
As of December 31, 2018, our principal commitments were approximately $23.7 million under various operating leases, of which approximately $8.5 million is due in 2019. We currently expect that our principal commitments for the year ending December 31, 2019 will not exceed approximately $10.0 million in the aggregate.
Our contractual obligations at December 31, 2018 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$23,697	$8,488	$11,616	$3,532	$61
Total	$23,697	$8,488	$11,616	$3,532	$61
Capital Expenditures
Total capital expenditures in 2018 were approximately $21.9 million, primarily related to the continued expansion of our co-location facilities. Our total capital expenditures are not currently expected to exceed $27.0 million in 2019. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.

Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2018.

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
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
The majority of our revenue is generated from monthly service revenues and related professional services from the sale of our services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

Total revenue of $249.8 million recognized during the year ended December 31, 2018, under Topic 606, was not materially different from what would have been recognized under Topic 605.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC-606, "Principal Agent Considerations", we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

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

Hosted Services- Consumer Revenue

For revenue from our Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, we perform as an agent without any risk of loss for collection, and we are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
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
As of December 31, 2018, there was approximately $14.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. As of December 31, 2018, there was approximately $37.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.

Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2018, 2017 or 2016. One customer exceeded 10% or our total accounts receivable in 2018. No single customer accounted for or exceeded 10% of our total accounts receivable in 2017. During 2018, we increased our allowance for doubtful accounts from $1.3 million to approximately $2.3 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.
Goodwill
We record goodwill when the consideration paid in a business combination exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but instead is required to be tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value.
We perform testing for impairment of goodwill in our third quarter, or as events occur or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying amounts. A qualitative assessment is first made to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This initial qualitative assessment includes, among other things, consideration of: (i) our market capitalization, (ii) past, current and projected future earnings and equity; (iii) recent trends and market conditions; and (iv) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis will be performed, involving a comparison between the estimated fair values of our reporting unit with our respective carrying amount including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
We evaluate for goodwill impairment annually at the end of the third quarter. At the end of the third quarter of 2018 and 2017 we determined that it was not more likely than not that the fair value of the reporting units was less than our carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the year ended December 31, 2016, we determined certain long-lived assets related to the legacy platform and purchased intangibles of technology licenses to be impaired. The write-off of net book value of these assets, of approximately $0.2 million and $2.6 million, was included in restructuring costs and general and administrative expenses, respectively.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance as we considered our cumulative loss in recent years as a significant piece of negative evidence. During the year ended December 31, 2018, there was a reduction in the valuation allowance of $6.9 million.

Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 13, Legal Matters, of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information on our legal proceedings and litigation.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the scope of our Israeli operations, there is currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). For the year ended December 31, 2018, the U.S dollar appreciated as compared to the NIS by an average of 1% as compared to December 31, 2017. For the year ended December 31, 2018, expenses generated by our Israeli operations totaled approximately $65.4 million. During 2018, we hedged our foreign currency risk exposure relating to the NIS. Based on our exposure to NIS exchange rate fluctuation against a dollar as of December 31, 2018, a 1% increase or decrease in the value of the NIS would increase or decrease our income before income taxes by approximately $0.7 million.
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
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2018, we increased our allowance for doubtful accounts from $1.3 million to approximately $2.3 million. During 2017, we decreased our allowance for doubtful accounts by approximately $0.4 million to approximately $1.3 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
New York, New York

February 25, 2019

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,449	$56,115
Cash held as collateral	—	1,451
Accounts receivable, net of allowance for doubtful accounts of $2,276 and $1,318, in 2018 and 2017, respectively	46,023	37,926
Prepaid expenses and other current assets	22,613	7,352
Total current assets	135,085	102,844
Property and equipment, net	43,735	34,705
Intangibles, net	13,832	12,366
Goodwill	95,031	80,531
Deferred tax assets, net	713	753
Other assets	1,707	1,600
Total assets	$290,103	$232,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,174	$5,481
Accrued expenses and other current liabilities	50,662	48,011
Deferred revenue	55,015	35,563
Total current liabilities	113,851	89,055
Deferred revenue	222	—
Other liabilities	4,205	2,766
Deferred tax liability	1,096	915
Total liabilities	119,374	92,736

Commitments and contingencies (See Note 9)
STOCKHOLDERS' EQUITY:
Common stock	64	60
Additional paid-in capital	362,590	305,676
Treasury stock	(3)	(3)
Accumulated deficit	(187,491)	(163,135)
Accumulated other comprehensive loss	(4,431)	(2,535)
Total stockholders’ equity	170,729	140,063
Total liabilities and stockholders’ equity	$290,103	$232,799
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2018	2017	2016
Revenue	$249,838	$218,876	$222,779
Costs and expenses:(1) (2) (3)
Cost of revenue	62,479	58,205	63,161
Sales and marketing	103,344	90,905	89,529
General and administrative	45,873	43,124	43,046
Product development	55,707	40,034	40,198
Restructuring costs	4,468	2,594	2,369
Amortization of purchased intangibles	1,670	1,840	3,885
Total costs and expenses	273,541	236,702	242,188
Loss from operations	(23,703)	(17,826)	(19,409)
Other (expense) income, net	(471)	136	(530)
Loss before provision for income taxes	(24,174)	(17,690)	(19,939)
Provision for income taxes	858	501	5,934
Net loss	$(25,032)	$(18,191)	$(25,873)

Net loss per share of common stock:
Basic	$(0.42)	$(0.32)	$(0.46)
Diluted	$(0.42)	$(0.32)	$(0.46)

Weighted-average shares used to compute net loss income per share:
Basic	59,203,400	56,358,017	56,063,777
Diluted	59,203,400	56,358,017	56,063,777

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$996	$448	$429
Sales and marketing	5,374	2,500	2,515
General and administrative	4,921	3,691	3,304
Product development	3,550	2,305	3,488

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$7,831	$7,150	$8,234
Sales and marketing	1,520	1,625	1,315
General and administrative	1,083	1,226	1,418
Product development	3,754	2,357	1,044

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$1,143	$2,842	$2,788
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(25,032)	$(18,191)	$(25,873)
Foreign currency translation adjustment	(1,896)	3,625	(3,624)
Comprehensive loss	$(26,928)	$(14,566)	$(29,497)

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2015	57,374,907	$57	(821,756)	$(1)	286,856	$(119,071)	$(2,536)	$165,305
Common stock issued upon exercise of stock options	324,502	—	—	—	1,806	—	—	1,806
Common stock issued upon vesting of restricted stock units	393,504	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	9,736	—	—	9,736
Common stock issued under Employee Stock Purchase Plan	183,534	—	—	—	1,092	—	—	1,092
Common stock repurchase	—	—	(1,518,349)	(1)	(9,966)	—	—	(9,967)
Net loss	—	—	—	—	—	(25,873)	—	(25,873)
Other comprehensive loss	—	—	—	—	—	—	(3,624)	(3,624)
Balance at December 31, 2016	58,276,447	58	(2,340,105)	(2)	289,524	(144,944)	(6,160)	138,476
Common stock issued upon exercise of stock options	853,885	1	—	—	7,490	—	—	7,491
Common stock issued upon vesting of restricted stock units	363,429	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,944	—	—	8,944
Common stock issued under Employee Stock Purchase Plan	170,208	—	—	—	1,459	—	—	1,459
Common stock repurchase	—	—	(247,430)	(1)	(1,741)	—	—	(1,742)
Net loss	—	—	—	—	—	(18,191)	—	(18,191)
Other comprehensive income	—	—	—	—	—	—	3,625	3,625
Balance at December 31, 2017	59,663,969	60	(2,587,535)	(3)	305,676	(163,135)	(2,535)	140,063
Common stock issued upon exercise of stock options	3,120,404	3			32,788	—	—	32,791
Common stock issued upon vesting of restricted stock units	361,539	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	14,841	—	—	14,841
Common stock issued under Employee Stock Purchase Plan	150,989	—	—	—	2,480	—	—	2,480
Common stock repurchase	—	—	(93,750)	—	(1,345)	—	—	(1,345)
ASC 606 prior period adjustment (see note 1)	—	—	—	—	—	676	—	676
Issuance of common stock in connection with acquisitions (see note 7)	379,328	—	—	—	8,150	—	—	8,150
Net loss	—	—	—	—	—	(25,032)	—	(25,032)
Other comprehensive income							(1,896)	(1,896)
Balance at December 31, 2018	63,676,229	$64	(2,681,285)	$(3)	$362,590	$(187,491)	$(4,431)	$170,729

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net loss	$(25,032)	$(18,191)	$(25,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	14,841	8,944	9,736
Depreciation	14,188	12,358	12,011
Impairment on investments	—	—	2,600
Amortization of tenant allowance	(326)	(166)	(180)
Amortization of purchased intangibles	2,813	4,682	6,673
Provision for doubtful accounts, net	1,788	1,895	1,831
Deferred income taxes	(309)	(2,397)	1,852

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,662)	(7,998)	(3,265)
Prepaid expenses and other current assets	(14,628)	(1,867)	3,845
Other assets	(107)	(38)	196
Accounts payable	2,199	(2,743)	185
Accrued expenses and other current liabilities	(205)	7,838	2,982
Deferred revenue	19,005	8,418	13,283
Other liabilities	214	(445)	(1,316)
Net cash provided by operating activities	4,779	10,290	24,560

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(21,938)	(17,390)	(12,344)
Payments for acquisitions and intangible assets, net of cash acquired	(7,286)	(441)	(555)
Cash held as collateral	1,451	2,511	1,447
Net cash used in investing activities	(27,773)	(15,320)	(11,452)

FINANCING ACTIVITIES:
Repurchase of common stock	(1,345)	(1,742)	(9,967)
Proceeds from issuance of common stock in connection with the exercise of options	35,271	8,951	2,899
Net cash provided by (used in) financing activities	33,926	7,209	(7,068)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(598)	3,047	(3,954)
CHANGE IN CASH AND CASH EQUIVALENTS	10,334	5,226	2,086
CASH AND CASH EQUIVALENTS - Beginning of the year	56,115	50,889	48,803
CASH AND CASH EQUIVALENTS - End of the year	$66,449	$56,115	$50,889

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,144	$1,551	$424
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$190	$936	$2,497
Leasehold improvements funded by landlord	$1,551	$—	$1,440
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 24, 2018	$1,000	$—	$—
Issuance of 115,385 shares of common stock in connection with the Conversable transaction on September 27, 2018	$2,850	$—	$—
Issuance of 178,082 shares of common stock in connection with the AdvantageTec transaction on October 11, 2018	$4,300	$—	$—
Fair value of contingent earn-out in connection with the acquisition of Conversable recorded in accrued expenses	$1,496	$—	$—
Fair value of contingent earn-out in connection with the acquisition of AdvantageTec recorded in accrued expenses	$876	$—	$—
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
LivePerson makes life easier by transforming how people communicate with brands. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. The Company’s technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see products in the store, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. LivePerson calls these AI and human-assisted conversational experiences over messaging Conversational Commerce.
LiveEngage, the Company’s enterprise-class, cloud-based platform, was designed for Conversational Commerce, enabling businesses to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of having them navigate interactive voice response systems (IVRs) and wait on hold.
The robust, cloud-based suite of rich mobile messaging and real-time chat offerings features intelligent routing and capacity mapping, queue prioritization, customer sentiment, real-time analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from: i.e., WhatsApp, Line, Apple Business Chat, IVR, or Google Home. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than three dozen APIs are available on LiveEngage.
LiveEngage also features Maven, a robust AI engine that was custom designed for Conversational Commerce. Maven, announced in December 2018, puts the power of bot development, training and management into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what the Company calls “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through Maven Assist, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating LiveEngage with Maven, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console.
Complementing LiveEngage are teams of technical, solutions and consulting professionals that have developed deep domain expertise in Conversational Commerce across industries and messaging endpoints. The Company is positioned as an authority in Conversational Commerce, publishing a proprietary Conversational Quotient™ Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. The Company has developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of Conversational Commerce and deliver measurable return on investment.

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
Reclassification
For comparability, certain 2016 and 2017 amounts have been reclassified where appropriate, to conform to the financial presentation in 2018.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2018 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2018, 2017 or 2016. One customer exceeded 10% of the Company's total accounts receivable in 2018 with a balance of approximately approximately $10.0 million. No single customer accounted for or exceeded 10% of the Company's total accounts receivable in 2017.
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

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2016	$1,184	$1,831	$(1,283)	$1,732
2017	$1,732	$1,895	$(2,309)	$1,318
2018	$1,318	$1,814	$(856)	$2,276
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are depreciated using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense, which includes depreciation of internal use software totaled $14.2 million, $12.4 million, and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Internal-Use Software Development Costs
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, "Internal-Use Software", the Company capitalizes its costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are included in property and equipment in the Company's consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized internal-use software costs of $11.7 million, $8.3 million, and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company evaluates for goodwill impairment annually at September 30th and at the end of the third quarter of 2018, 2017, and 2016, the Company determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test on both the Company's Business and Consumer segments. The Company assessed qualitative facts while summarizing the totality of events and circumstances and considered the extent to which adverse events or circumstances could affect the reporting unit's fair value as well as the consideration of positive and mitigating events and circumstances that would affect the determination of whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount.
Business Combinations
Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such estimated values are recorded in the results of operations. For further information, see Note 7 of the Notes to the Consolidated Financial Statements included herein. For the years ended December 31, 2018, $0.6 million of acquisition related costs were charged to operations.
For each acquisition, the Company undertakes a detailed review to identify other intangible assets and a valuation is performed for all such identified assets. The Company uses several market participant measurements to determine estimated value. This approach includes consideration of similar and recent transactions, as well as utilizing discounted expected cash flow methodologies. A substantial portion of the intangible asset value that the Company acquires is the specialized know-how of the workforce, which is treated as part of goodwill and is not required to be valued separately. The majority of the value of the identifiable intangible assets acquired is derived from customer relationships, including the related customer contracts, as well as trade names. In executing the Company’s overall acquisition strategy, one of the primary drivers in identifying and executing a specific transaction is the existence of, or the ability to, expand the existing client relationships. The expected benefits of the Company’s acquisitions are typically shared across multiple agencies and regions.
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
Revenue Recognition
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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

Total revenue of $249.8 million recognized during the year ended December 31, 2018, under Topic 606, was not materially different from what would have been recognized under Topic 605.
The Company has made the following accounting policy election and elected to use a practical expedient specific to certain revenue streams, as permitted by the FASB, in applying Topic 606.  The Company utilizes the right-to-invoice practical expedient with regard to the recognition of revenue upon the invoicing of certain revenue streams, as revenue for those streams are billed monthly

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company's larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company's online engagement solutions. For these Pay for Performance ("PFP") arrangements in accordance with ASC-606, "Principal Agent Considerations", the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

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
Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $32.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2017.
The following table presents deferred revenue by revenue source (amounts in thousands):

	December 31,
	2018	2017
Hosted services – Business	$52,232	$27,011
Professional services – Business	2,783	8,552
Total deferred revenue - short term	$55,015	$35,563

Hosted services – Business	$19	$—
Professional services – Business	203	—
Total deferred revenue - long term	$222	$—
Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	December 31,
	2018	2017	2016
Revenue:
Hosted services – Business	$197,474	$178,686	$183,551
Hosted services – Consumer	19,553	17,450	16,258
Professional services	32,811	22,740	22,970
Total revenue	$249,838	$218,876	$222,779

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2018	2017	2016
United States	$146,702	$137,433	$146,733
Other Americas (1)	7,315	6,987	6,818
Total Americas	154,017	144,420	153,551
EMEA (2) (4)	71,318	56,310	50,511
APAC (3)	24,503	18,146	18,717
Total revenue	$249,838	$218,876	$222,779
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenue from the United Kingdom of $46.5 million, $38.9 million, and $35.3 million for the year ended December 31, 2018, 2017, and 2016, respectively. and from the Netherlands of $8.7 million, $2.0 million, and $2.1 million for the year ended December 31, 2018, 2017, and 2016, respectively.

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

	Accounts Receivable	Unbilled Receivable	Prepaid Commissions	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2017	$30,342	$7,584	$2,223	$35,563	$—
Increase (decrease), net	3,869	4,228	11,138	19,452	222
Ending Balance as of December 31, 2018	$34,211	$11,812	$13,361	$55,015	$222

As of December 31, 2018, the Company expects to recognize the long term performance obligations in 2020.

Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred in the sales and marketing expense on the consolidated statement of operations. Such costs totaled approximately $17.4 million, $15.8 million, and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-based Compensation
In accordance with ASC Topic 718 -10, "Stock Compensation", the Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options.
The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of its common stock price and the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

number of options that will be forfeited prior to vesting. The fair value is then recognized on a straight line basis over the requisite service period of the award, which is generally three to four years. Changes in these estimates and assumptions can materially affect the determination of the fair value of the stock-based compensation and consequently, the related amount recognized in the consolidated statement of operations.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized for financial reporting purposes and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability included in other liabilities on the Company’s consolidated balance sheets.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized
Comprehensive Loss
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
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification ("ASC") 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-230 on its consolidated financial statements.
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
In March 2018, the FASB issued ASU No. 2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). This new standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act was signed into law. ASU 2018-05 is effective upon inclusion in the FASB Codification. The Company evaluated the impact of this updated standard and determined that the tax on unremitted earnings is zero due to the overall accumulated deficit in earnings and profits.
In February 2018, the FASB issued ASU No. 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in ASU 2018-02 affects any entity that is required to apply the provisions of Topic 220 and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. ASU 2018-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The Company does not expect the adoption of ASU 2018-02 to have a material effect on its financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company plans on adopting the standard using the modified transition approach or the transition option available where the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018. The Company continues to implement changes to its systems, processes and controls, in conjunction with its review of existing lease agreements. The Company expects its leases designated as operating leases in Note 9, “Contractual Obligations,” will be reported on the consolidated balance sheets upon adoption, which will materially increase its total assets and liabilities. The adoption of this ASU will result in the recognition of operating lease assets and liabilities of approximately $10.0 million. The Company does not expect the adoption of ASU 2016-02 to have a material impact to its consolidated statements of operations or to have any impact on its total cash flows from operating, investing or financing activities.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

The impact of adopting the new standard as of January 1, 2018 on revenues was not material. The primary impact of adopting the new standard relates to the deferral of incremental commission costs of obtaining subscription contracts. The Company recorded an addition to opening retained earnings of $0.7 million as of January 1, 2018 due to the impact of adopting the new standard, with the impact related to the deferral of incremental commission costs. Under Topic 605, the Company deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the term of the related subscription contract, which was generally one year. Under the new standard, the Company defers all incremental commission costs to obtain the contract. The prepaid commission balance as of December 31, 2018 is $13.4 million. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the transfer to the customer of the services to which the asset relates.

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
Diluted net loss per common share for the year ended December 31, 2018 does not include the effect of options to purchase 8,957,672 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2017 does not include the effect of options to purchase 8,831,798 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net income per common share for the year ended December 31, 2016 does not include the effect of options to purchase 8,956,932 shares of common stock awards as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2018	2017	2016
Basic	59,203,400	56,358,017	56,063,777
Effect of assumed exercised options	—	—	—
Diluted	59,203,400	56,358,017	56,063,777

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Summarized financial information by segment for the year ended December 31, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$197,474	$—	$—	$197,474
Hosted services – Consumer	—	19,553	—	19,553
Professional services	32,811	—	—	32,811
Total revenue	230,285	19,553	—	249,838
Cost of revenue	58,420	4,059	—	62,479
Sales and marketing	94,339	9,005	—	103,344
Amortization of purchased intangibles	1,670	—	—	1,670
Unallocated corporate expenses	—	—	106,048	106,048
Operating income (loss)	$75,856	$6,489	$(106,048)	$(23,703)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	December 31,
	2018	2017
United States	$122,019	$93,845
Israel	13,598	13,940
Australia	8,970	9,496
Netherlands	7,426	7,495
Other (1)	3,130	2,711
Total long-lived assets	$155,143	$127,487
(1) United Kingdom, Germany, Japan, France, and Italy

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2018	2017
Computer equipment and software	$79,161	$92,079
Furniture, equipment and building improvements	14,132	15,355
Internal-use software development costs	19,240	8,736
	112,533	116,170
Less: accumulated depreciation	(68,798)	(81,465)
Total	$43,735	$34,705
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. As of December 31, 2018, there was approximately $7.8 million of internal-use software development costs related to projects currently still in development, therefore, are not yet subject to amortization. Aggregate depreciation expense for property and equipment was $14.2 million, $12.4 million and $12.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2018 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2017	$72,507	$8,024	$80,531
Adjustments to goodwill:
Acquisitions	14,606	—	14,606
Foreign exchange adjustments	(106)	—	(106)
Balance as of December 31, 2018	$87,007	$8,024	$95,031

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
The total accumulated goodwill impairment charges are $23.5 million through December 31, 2018. No impairment was recognized for the years ended December 31, 2018, 2017, and 2016.
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,447	$(23,615)	$6,832	5.3 years
Customer relationships	17,219	(11,786)	5,433	8.4 years
Trade names	1,286	(1,286)	—	2.1 years
Non-compete agreements	1,436	(1,436)	—	2.3 years
Patents	2,074	(534)	1,540	12.4 years
Other	262	(235)	27	2.7 years
Total	$52,724	$(38,892)	$13,832

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$27,882	$(22,197)	$5,685	5.3 years
Customer relationships	15,978	(10,457)	5,521	8.0 years
Trade names	1,289	(1,283)	6	2.1 years
Non-compete agreements	1,439	(1,439)	—	2.3 years
Patents	1,620	(493)	1,127	13.1 years
Other	262	(235)	27	2.7 years
Total	$48,470	$(36,104)	$12,366

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets - (Continued)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.8 million, $4.7 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2019	$2,901
2020	2,708
2021	2,498
2022	2,143
2023	902
Thereafter	2,680
Total	$13,832

6. Accrued Liabilities and Other Current Liabilities
The following table presents the detail of accrued liabilities and other current liabilities for the periods presented (amounts in thousands):

	December 31,
	2018	2017
Payroll and other employee related costs	$19,014	$16,431
Professional services, consulting and other vendor fees	17,461	15,674
Unrecognized tax benefits	1,913	4,924
Sales commissions	6,239	5,259
Contingent earn-out (Note 8)	2,372	—
Restructuring	977	2,338
Other	2,686	3,385
Total	$50,662	$48,011

7.	Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec, Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which includes approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price.
The purchase price allocation resulted in approximately $9.1 million of goodwill and approximately $2.2 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded. There was approximately $0.6 million of acquisition costs, which is included in general and administrative expenses in the Company's consolidated statements of operations and deferred tax liability of $0.5 million. The net book value of acquired assets and liabilities resulted in a net liability $0.1 million.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AdvtangeTec, Inc. enhances the Company’s messaging platform available for the automotive industry and will be included in the Company's business segment. The results of this acquisition were not significant to the results of operations for the year ended December 31, 2018.
Conversable, Inc.
In September 2018, the Company acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform, headquartered in Austin, Texas, for an aggregated estimated purchase price of $5.7 million. The estimated purchase price consisted of $1.3 million in cash, approximately $2.9 million in shares of common stock of the Company, and a potential earn-out consideration of $1.5 million in cash, which is based on achieving certain targeted financial, strategic, and integration objectives. This transaction was accounted for under the purchase method of accounting and was based upon the estimated fair value of Conversable, Inc.'s net tangible and identifiable intangible assets as of the date of acquisition.
The purchase price allocation resulted in approximately $5.5 million of goodwill and approximately $0.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The allocation of the purchase price to net book value of acquired assets and liabilities resulted in a net liability $0.3 million, which includes accounts receivable, property and equipment, accrued expenses, and deferred revenue.
Conversable Inc.’s capabilities will accelerate the ongoing expansion of the Company's Conversational Commerce solutions and enhance the Company’s ability to deliver proactive and personalized content and services when and where the customer needs it, helping consumers find immediate service through messaging. Conversable, Inc will be included in the Company's business segment. The results of this acquisition were not significant to the results of operations for the year ended December 31, 2018.
BotCentral, Inc.
In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in intangibles on the Company's consolidated balance sheet. With the team's expertise and knowledge of the LiveEngage platform, the team is bringing valuable insight for the Company's customers and partners, and enabling the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem. BotCentral, Inc will be included in the Company's business segment. The results of this acquisition were not significant to the results of operations for the year ended December 31, 2018.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2018 and December 31, 2017, are summarized as follows (amounts in thousands). The Company did not have any restricted cash balance as of December 31, 2018. The Company's restricted cash balance of $1.5 million at December 31, 2017 is not held in a money market account and is not included in the following table.

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,828	$—	$—	$2,828	$2,806	$—	$—	$2,806
Foreign currency derivative contracts	—	—	—	—	—	65	—	65
Total assets	$2,828	$—	$—	$2,828	$2,806	$65	$—	$2,871

Liabilities:
Contingent earn-out	$—	$—	$2,372	$2,372	$—	$—	$—	$—
Foreign currency derivative contracts	—	—	—	—	—	2	—	2
Total liabilities	$—	$—	$2,372	$2,372	$—	$2	$—	$2
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
During the year ended December 31, 2017, the final payment of $0.2 million was made in connection with contingent earnout recorded as a result of the acquisition of Synchronite based on the fulfillment of a complete product integration and a minimum number of “Co-Browse” interactions per month. During the year ended December 31, 2018, the contingent earnouts totaling $2.4 million were added as a result of the acquisitions of Conversable, Inc and AdvantageTec, Inc. The earn-outs are contingent upon achieving certain targeted financial, strategic and integration objectives and milestones relating.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2018	2017
Balance, Beginning of year	$—	$210
Conversable, Inc. addition (see Note 7)	1,496	—
AdvantageTec, Inc. addition (see Note 7)	876	—
Cash payment	—	(210)
Balance, End of year	$2,372	$—
Derivative Financial Instruments

The Company is exposed to foreign exchange risks that are managed in part by using derivative financial instruments. The Company enters into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes and at December 31, 2018 has no derivatives that are designated as fair value hedges. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings.

As of December 31, 2018, the Company is not party to any foreign currency forward contracts and does not have any restricted cash balance. At December 31, 2017, in accordance with the foreign currency forward contracts, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the foreign currency forward contracts. Accordingly, the Company had cash at an Israeli bank of approximately $1.5 million at December 31, 2017, which was recorded as cash held as collateral in current assets.

The following summarizes certain information regarding the Company’s outstanding foreign currency derivative contracts related primarily to intercompany receivables and payables for the periods presented (in thousands):

	December 31, 2018	December 31, 2017
Notional amount of foreign currency derivative contracts	$—	$2,866
Fair value of foreign currency derivatives contracts	—	63

The fair value of the Company’s derivative instruments is summarized below (in thousands):

	Fair Value of Derivative Instruments
	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivative Assets
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Prepaid expenses and other current assets	$—	$65

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign currency derivatives contracts	Accrued expenses and other liabilities	$—	$2

The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Fair Value Measurements - (continued)

	Gain (losses) on Derivative Instruments Recognized in Income Statement
	Income Statement Location	December 31, 2018	December 31, 2017
Foreign currency derivatives contracts	Other (Expense) Income, net	$(50)	$236

9. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain equipment under agreements accounted for as operating leases. These leases generally require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2018, 2017, and 2016 was approximately $10.9 million, $9.9 million and $10.0 million, respectively.
Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2019	$8,488
2020	6,139
2021	5,477
2022	2,649
2023	883
Thereafter	61
Total minimum lease payments	$23,697
Our other noncurrent liabilities in the consolidated balance sheet include unrecognized tax benefits. As of December 31, 2018, we had gross unrecognized tax benefits of $1.9 million. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. The Company provides for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employees 401(k) account and are subject to 5 year graded vesting. Total Company matching contributions were $1.6 million, $1.4 million, and $1.3 million for the years ended for the year ended December 31, 2018, 2017 and 2016, respectively.
Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of December 31, 2018.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies - (continued)

Letters of Credit
As of December 31, 2018, the Company has a $1.8 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the year ended December 31, 2018.

10. Stockholders' Equity
Common Stock
At December 31, 2018, there were 100,000,000 shares of common stock authorized, and 63,676,229 shares issued and outstanding. As of December 31, 2017, there were 100,000,000 shares of common stock authorized, and 59,663,969 shares issued and outstanding. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2018 and 2017, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
Stock Repurchase Program
From 2012 through 2018, the Company had a stock repurchase program in place pursuant to which the Company was authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. The timing and actual number of shares repurchased depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. The program was discontinued at the end of 2018. The Company may or may not enter into a new stock repurchase program in the future.
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
The per share weighted average fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $6.60, $4.25, and $3.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Dividend yield	—%	—%	—%
Risk-free interest rate	2.5% – 3.1%	1.7% – 2.1%	1.0% – 1.8%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	43.5% – 48.4%	46.6% – 48.1%	46.8% – 48.2%
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
On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 23,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2018, approximately 2.7 million shares of common stock were remaining authorized for issuance under the 2009 Plan (taking into account all option exercises through December 31, 2018).
Employee Stock Purchase Plan
In June 2010, the Company's stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of December 31, 2018, approximately 0.9 million shares of common stock were reserved for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through December 31, 2018).
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of December 31, 2018, approximately 0.1 million shares of common stock were reserved for issuance under the Amended 2018 Plan (taking into account all option grants and other equity award settlements through December 31, 2018).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2015	9,144	$11.05
Granted	635	7.32
Exercised	(325)	5.66
Cancelled or expired	(1,685)	11.49
Balance outstanding at December 31, 2016	7,769	$10.88	6.05	$2,641
Options vested and expected to vest	7,348	$11.00	5.90	$2,529
Options exercisable at December 31, 2016	5,580	$11.31	5.27	$2,347

Balance outstanding at December 31, 2016	7,769	$10.88
Granted	2,042	9.87
Exercised	(854)	8.80
Cancelled or expired	(998)	11.98
Balance outstanding at December 31, 2017	7,959	$10.71	5.85	$14,881
Options vested and expected to vest	7,163	$10.75	5.49	$13,197
Options exercisable at December 31, 2017	5,163	$11.17	4.50	$8,648

Balance outstanding at December 31, 2017	7,959	$10.71
Granted	2,033	15.00
Exercised	(3,120)	10.70
Cancelled or expired	(606)	10.03
Balance outstanding at December 31, 2018	6,266	$12.13	6.55	$43,348
Options vested and expected to vest	5,550	$11.89	6.28	$39,521
Options exercisable at December 31, 2018	3,278	$11.12	4.64	$25,367
The total fair value of stock options exercised during the years ended December 31, 2018 and 2017 was approximately $16.1 million and $3.7 million, respectively. As of December 31, 2018, there was approximately $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

The following table summarizes information about outstanding and vested stock options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$1.79 - $7.60	1,081	6.37	$7.03	570	$6.70
$7.95 - $9.55	635	5.90	9.20	488	9.18
$9.90 - $10.13	640	5.33	10.09	636	10.09
$10.31 - $11.96	660	6.77	11.26	388	11.00
$12.09 - $12.32	39	2.31	12.29	39	12.29
$12.45 - $12.45	930	9.13	12.45	—	—
$12.46 - $13.59	684	3.42	13.31	684	13.31
$14.30 - $15.96	678	7.22	14.73	146	14.97
$16.05 - $21.75	770	6.85	18.30	327	17.45
$22.04 - $23.50	149	9.56	22.91	—	—

	6,266	6.55	$12.13	3,278	$11.12
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2015	1,202	$10.31	$6,220
Awarded	571	6.32	—
Released	(394)	10.31	—
Forfeited	(191)	10.01	—
Non-vested and outstanding at December 31, 2016	1,188	$8.44	$8,968

Balance outstanding at December 31, 2016	1,188	$8.44	$8,968
Awarded	332	8.16	—
Released	(363)	8.48	—
Forfeited	(284)	8.46	—
Non-vested and outstanding at December 31, 2017	873	$8.29	$10,053

Balance outstanding at December 31, 2017	873	$8.29	$10,053
Awarded	2,568	17.02	—
Released	(361)	9.49	—
Forfeited	(390)	9.49	—
Non-vested and outstanding at December 31, 2018	2,690	$15.81	$50,756
Expected to vest	1,875	$14.83	$35,357

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity - (continued)

RSUs granted to employees generally vest over a three to four-year period, or upon achievement of certain performance conditions. As of December 31, 2018, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $37.9 million and the weighted-average remaining vesting period was 2.8 years.

11. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and Australia deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson LTD Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and onetime items. During the year ended December 31, 2018, there was an increase in the valuation recorded of $6.9 million.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382 of the Code. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Corresponding provisions of state law may limit the Company’s ability to utilize NOL carryforwards for state tax purposes. As of December 31, 2018, the Company had approximately $73.0 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5.1 million of federal NOL carryovers from the Company’s acquisition of Proficient. Approximately $32.8 million of these federal NOL carryforwards were generated in taxable years ending on or before December 31, 2017 and will expire in various years through 2027. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.
The domestic and foreign components of (loss) before provision for income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(38,078)	$(25,585)	$(40,774)
Israel	3,163	3,458	15,622
United Kingdom	3,690	2,087	2,345
Netherlands	3,235	1,568	3,104
Australia	686	(1,979)	(2,774)
Germany	2,900	2,424	2,085
Other (1)	230	337	453
	$(24,174)	$(17,690)	$(19,939)
(1) Includes Japan, Italy, Singapore, Canada, and France
No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd. (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2018.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income taxes:
U.S. Federal	$(1,932)	$—	$1,829
State and local	67	47	27
Foreign	3,032	2,852	2,226
Total current income taxes	1,167	2,899	4,082

Deferred income taxes:
U.S. Federal	(295)	(1,289)	841
State and local	(28)	(1,144)	99
Foreign	14	35	912
Total deferred income taxes	(309)	(2,398)	1,852
Total provision for income taxes	$858	$501	$5,934
The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.00%	34.00%	34.00%
State taxes, net of federal benefit	3.30%	4.09%	3.24%
Non-deductible expenses – ISO	4.73%	(0.78)%	(1.85)%
Global intangible low tax income inclusion	(7.99)%	—%	—%
Non-deductible expenses – Other	(2.58)%	(1.19)%	(0.88)%
Foreign tax rate differential	(1.34)%	(1.97)%	0.89%
Change in valuation allowance	(28.91)%	26.12%	(53.55)%
Stock based compensation	6.10%	—%	—%
Return to provision true-up adjustment	—%	—%	(9.22)%
Effect of new tax legislation	—%	(56.84)%	—%
Other	2.09%	(6.26)%	(2.42)%
Total provision for income taxes	(3.60)%	(2.83)%	(29.79)%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below (amounts in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$18,083	$8,093
Accounts payable and accrued expenses	4,024	4,429
Non-cash compensation	9,597	9,510
Intangibles amortization	5,691	5,513
Allowance for doubtful accounts	315	232
Total deferred tax assets	37,710	27,777
Less valuation allowance	(30,185)	(23,260)
Deferred tax assets, net of valuation allowance	7,525	4,517
Deferred tax liabilities:
Property and equipment	(3,736)	(2,010)
Goodwill amortization and contingent earn-out adjustments	(4,172)	(2,669)
Total deferred tax liabilities	(7,908)	(4,679)
Net deferred tax liabilities	$(383)	$(162)
We have income tax NOL carryforwards related to federal and Australian income tax carryforwards of $74.2 million and $5.3 million respectively. The Australian NOLs can be carried forward indefinitely. $39.2 million of the federal NOL can be carried forward indefinitely. $6.0 million will expire between 2023 and 2026, and $28.9 million will expire between 2036 and 2037.
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $1.9 million and $4.9 million as of December 31, 2018 and 2017, respectively. Accrued interest and penalties included in the Company's liability related to unrecognized tax benefits were immaterial at December 31, 2018 and 2017.
We believe that it is reasonably possible that approximately $0.5 million of current other remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2019 as a result of a lapse of the statute of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Unrecognized tax benefits balance at January 1	$4,924	$4,240
Gross increase for tax positions of prior years	—	—
Gross increase for tax positions of current years	405	684
Decrease due to expiration of statue	(445)	—
Decrease due to settlement	(2,963)	—
Gross unrecognized tax benefits at December 31	$1,921	$4,924
The tax years subject to examination by major tax jurisdictions include the years 2014 and forward for U.S states and New York City, the years 2015 and forward for U.S. Federal, and the years 2014 and forward for certain foreign jurisdictions. The decrease of $3.0 million was related to the settlement of an audit with the Israeli Tax Authority for the years 2013, 2014 and 2015

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

Tax Reform
The Tax Cuts and Jobs Act makes broad and complex changes to the U.S. federal tax laws that affect fiscal 2017, including, but not limited to requiring a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Repatriation Tax"). The Tax Cuts and Jobs Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from a maximum of 34% to a flat rate of 21%, a general elimination of U.S. federal income taxes on certain dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income ("GILTI").
The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. Under the Tax Cuts and Jobs Act, the Company's $32.8 million in federal NOL carryforwards generated as of December 31, 2017 will continue to be carried forward for 20 years following their incurrence and are expected to be available to fully offset taxable income earned in future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, the Company revalued its deferred tax assets and liabilities due to these changes, including (a) revaluing the Company's federal net deferred tax assets before valuation allowance using the 21% tax rate, resulting in a decreased federal deferred tax provision of $10.1 million; (b) revaluing the Company's federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of $12.6 million; (c) recognizing a federal deferred tax benefit of $2.0 million for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives; and (d) recognizing a $1.2 million state deferred tax provision unaffected by the changes in the Tax Cuts and Jobs Act. The new legislation requires the Company to pay federal income tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. Pursuant to SAB 118, the Company estimated the tax on unremitted earnings is zero due to an overall accumulated deficit in earnings and profits. As of the fourth quarter of 2018, the Company has finalized the preparation and analysis of the required information and has not changed from the estimate.
The Tax Cuts and Jobs Act creates a new requirement that certain income earned by a foreign subsidiary must be included in the federal taxable income of the U.S. shareholder. This income (called Global Intangible Low-Taxed Income, or GILTI) is defined as the excess of a foreign subsidiaries income over a nominal return on fixed assets. The Company expects to be subject to this inclusion in future years. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either accounting for the effects of the GILTI inclusion as a current period expense, when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat the effects of this provision as a period cost, and therefore, has not considered the impacts of GILTI on its deferred tax liabilities at December 31, 2018.
The Company's consolidated financial statements do not provide for any related tax liability on amounts that may be repatriated from foreign operations as the Company intends for these earnings to be indefinitely reinvested in operations outside the U.S. Accordingly, no deferred taxes have been provided for the basis difference in the foreign subsidiaries.

12. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Recent rulings by both the Court and the United States Patent Office in the Company's favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company's intellectual property and other claims asserted against [24]7 in the original litigation is not scheduled to allow for mediation. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
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
The Company’s restructuring costs relate to wind-down and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential, as well as the termination of a large customer contract. In 2018, we undertook a restructuring related primarily to a reorganization in order to promote continued globalization of our technology operations, drive improvements in quality assurance of existing products and creation of new add-on features to LiveEngage. The expense associated with this restructuring was approximately $4.5 million, $2.6 million, and $2.4 million during the years ended December 31, 2018, 2017, and 2016, respectively, and is classified in the consolidated statements of operations as restructuring costs. The restructuring liability was approximately $1.0 million and $2.3 million as of December 31, 2018 and 2017, respectively, and is classified as accrued expenses and other current liabilities on the consolidated balance sheets. The Company expects to incur additional restructuring costs of approximately $0.3 million through December 31, 2019.
The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2018	December 31, 2017
Balance, Beginning of the year	$2,338	$2,551
Severance and other associated costs	4,468	648
Cash payments	(5,829)	(2,807)
Wind down costs of legacy platform	—	1,946
Balance, End of year	$977	$2,338
The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Contract termination benefit	$—	$—	$(384)
Severance and other associated costs	4,468	648	1,585
Wind down costs of legacy platform	—	1,946	1,168
Total restructuring costs	$4,468	$2,594	$2,369

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited LivePerson, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
February 25, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2019 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2018 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities,” “Potential Payments Upon Termination or Change-in-Control” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy statement for our 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2019 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2019 Annual Meeting of Stockholders.
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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2019.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2019.

Signature	Title(s)

/s/Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(Principal Executive Officer)

/s/ Christopher E. Greiner	Chief Financial Officer
Christopher E. Greiner	(Principal Financial Officer)

/s/ Daryl J. Carlough	Senior Vice President, Global and Corporate Controller
Daryl J. Carlough	(Principal Accounting Officer)

/s/ Peter Block	Director
Peter Block

/s/ Kevin C. Lavan	Director
Kevin C. Lavan

/s/ Jill Layfield	Director
Jill Layfield

/s/ Fred Mossler	Director
Fred Mossler

/s/ William G. Wesemann	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description
2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)

2.2
Agreement and Plan Merger, dated as of November 5, 2014, among LivePerson, Inc. Catalyst Lightning LLC, Contact At Once!, LLC and Fulcrum Growth Fund II QP, LLC (incorporated by reference to Exhibit 2.1 to the LivePerson’s Current Report on Form 8-K filed on November 12, 2014 (File No. 000-30141)

3.1
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

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
2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009) and Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 000-30141))

10.1(b)*	2009 Stock Incentive Plan (amended and restated as of June 7, 2012) (incorporated by reference to Exhibit 99.1 to LivePerson’s Current Report on Form 8-K filed on June 8, 2012 (File No. 000-30141))

10.2*	LivePerson, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the LivePerson’s Registration Statement on Form S-8 filed on August 19, 2010 (File No. 000-30141))

10.3*	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registration No. 333-96689)

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

10.9*
Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.5 (B) to LivePerson's Quarterly Report on Form 10-Q filed on November 9, 2017)

10.10*
Amendment to Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of February 9, 2018 (incorporated by reference to Exhibit 10.11 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.11*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.12*
Form of Restricted Stock Unit Award Agreement for Robert Locascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.13*
Inducement Plan dated January 19, 2018 (incorporated by reference to Exhibit 10.14 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.14*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.15*
Agreement between LivePerson and Alex Spinelli, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.16*
Agreement between LivePerson and Chris Greiner, dated as of February 19, 2018 ((incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.17*
Long Term Incentive Plan dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 6, 2018 ((File No. 000-30141))

10.18*
Separation Agreement General Release between LivePerson and Eran Vanounou, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 6, 2018 ((File No. 000-30141))

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