Form 10-Q
period 2019-03-31
LIVEPERSON INC
filed 2019-05-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LPSN	The Nasdaq Stock Market LLC
Common Stock, par value $0.001 per share	LPSN	The Tel Aviv Stock Exchange
On April 25, 2019, 64,845,886 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	March 31, 2019	December 31, 2018
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237,787	$66,449
Accounts receivable, net of allowance for doubtful accounts of $2,728 and $2,276 as of March 31, 2019 and December 31, 2018, respectively	51,285	46,023
Prepaid expenses and other current assets	29,290	22,613
Total current assets	318,362	135,085
Operating lease right of use asset	14,817	—
Property and equipment, net	48,432	43,735
Intangibles, net	13,077	13,832
Goodwill	94,987	95,031
Deferred tax assets	714	713
Other assets	1,822	1,707
Total assets	$492,211	$290,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,331	$8,174
Accrued expenses and other current liabilities	35,897	50,662
Deferred revenue	66,210	55,015
Operating lease liability	6,227	—
Total current liabilities	115,665	113,851
Deferred revenue	177	222
Convertible senior notes, net	171,294	—
Other liabilities	320	4,205
Operating lease liability	12,566	—
Deferred tax liability	1,150	1,096
Total liabilities	301,172	119,374

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock	65	64
Additional paid-in capital	401,996	362,590
Treasury stock	(3)	(3)
Accumulated deficit	(206,381)	(187,491)
Accumulated other comprehensive loss	(4,638)	(4,431)
Total stockholders’ equity	191,039	170,729
Total liabilities and stockholders’ equity	$492,211	$290,103

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$66,402	$58,241
Costs and expenses (1) (2)
Cost of revenue (3)	18,649	13,954
Sales and marketing	33,036	24,131
General and administrative	14,167	10,123
Product development	18,173	13,252
Restructuring costs	279	178
Amortization of purchased intangibles	461	424
Total costs and expenses	84,765	62,062
Loss from operations	(18,363)	(3,821)
Other income , net	66	129
Loss before provision for (benefit from) income taxes	(18,297)	(3,692)
Provision for (benefit from) income taxes	593	(489)
Net loss	$(18,890)	$(3,203)

Net loss per share of common stock:
Basic	$(0.31)	$(0.06)
Diluted	$(0.31)	$(0.06)

Weighted-average shares used to compute net loss per share:
Basic	61,422,227	57,309,707
Diluted	61,422,227	57,309,707

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$620	$154
Sales and marketing	1,599	886
General and administrative	2,566	840
Product development	2,381	558

(2) Amounts include depreciation expense, as follows:
Cost of revenue	2,027	1,916
Sales and marketing	357	356
General and administrative	231	246
Product development	1,266	840
(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	285	$287

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(18,890)	$(3,203)
Foreign currency translation adjustment	207	(559)
Comprehensive loss	$(18,683)	$(3,762)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	63,676,229	64	(2,681,285)	(3)	362,590	(187,491)	(4,431)	170,729
Common stock issued upon exercise of stock options	626,478	1	—	—	6,476	—	—	6,477
Common stock issued upon vesting of restricted stock units	414,742	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,188	—	—	5,188
Common stock issued under Employee Stock Purchase Plan	30,349	—	—	—	721	—	—	721
Common stock repurchase	—	—	(23,421)	—	(709)	—	—	(709)
Equity component of convertible senior notes	—	—	—	—	52,900	—	—	52,900
Equity component of convertible senior notes issuance costs	—	—	—	—	(1,986)	—	—	(1,986)
Purchase of capped call option	—	—	—	—	(23,184)	—	—	(23,184)
Net loss	—	—	—	—	—	(18,890)	—	(18,890)
Other comprehensive income	—	—	—	—	—	—	(207)	(207)
Balance at March 31, 2019	64,747,798	$65	(2,704,706)	$(3)	$401,996	$(206,381)	$(4,638)	$191,039

Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	59,663,969	60	(2,587,535)	(3)	305,676	(163,135)	(2,535)	140,063
Common stock issued upon exercise of stock options	644,830	—	—	—	5,440	—	—	5,440
Common stock issued upon vesting of restricted stock units	103,339	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,437	—	—	2,437
Common stock issued under Employee Stock Purchase Plan	39,888	—	—	—	490	—	—	490
Common stock repurchase	—	—	(93,750)	—	(1,345)	—	—	(1,345)
ASC 606 prior period adjustment (see note 1)	—	—	—	—	—	676	—	676
Issuance of common stock in connection with acquisitions (see note 9)	85,681	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	(3,203)	—	(3,203)
Other comprehensive income	—	—	—	—	—	—	559	559
Balance at March 31, 2018	60,537,707	$60	(2,681,285)	$(3)	$313,698	$(165,662)	$(1,976)	$146,117

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(18,890)	$(3,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,166	2,438
Depreciation	3,881	3,358
Amortization of purchased intangibles	746	711
Amortization of debt issuance costs	116	—
Accretion of debt discount on convertible senior notes	727	—
Amortization of tenant allowance	(129)	(42)
Deferred income taxes	52	16
Provision for doubtful accounts	502	496
Changes in operating assets and liabilities:
Accounts receivable	(5,763)	(8,467)
Prepaid expenses and other current assets	(6,677)	(5,841)
Other assets	(115)	(21)
Accounts payable	(744)	(172)
Accrued expenses and other current liabilities	(17,932)	(9,782)
Deferred revenue	11,150	19,921
Other liabilities	219	(89)
Net cash used in operating activities	(25,691)	(677)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(8,335)	(4,595)
Cash held as collateral for foreign exchange forward contracts	—	1,235
Payments for acquisitions and intangible assets, net of cash acquired	(2)	(263)
Net cash used in investing activities	(8,337)	(3,623)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	230,000	—
Payment of issuance costs in connection with convertible senior notes	(7,329)	—
Purchase of capped call option	(23,184)	—
Payments related to contingent consideration	(487)	—
Proceeds from issuance of common stock in connection with the exercise of options	7,198	5,949
Repurchase of common stock	(709)	(1,345)
Net cash provided by financing activities	205,489	4,604
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(123)	1,061
CHANGE IN CASH AND CASH EQUIVALENTS	171,338	1,365
CASH AND CASH EQUIVALENTS - Beginning of the period	66,449	56,115
CASH AND CASH EQUIVALENTS - End of the period	$237,787	$57,480

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$338	$553

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$198	$292
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 22, 2018	$—	$1,000
Debt offering costs, accrued but not paid	$1,306	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia), Austin (Texas), Mountain View (California) and Seattle (Washington), and international offices in Amsterdam (Netherlands), Berlin (Germany), London (United Kingdom), Mannheim (Germany), Melbourne (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Sydney (Australia), Tel Aviv (Israel), and Tokyo (Japan).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

architecture that is maintained by LivePerson eliminate the majority of the time, server infrastructure costs, and IT resources required to implement, maintain, and support traditional on-premise software.
The Company's consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.
Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2019, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements at that date.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2019.
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
In January 2017, FASB issued ASU No. 2017-04, "Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-04 will have a material effect on its financial position, results of operations or cash flows.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company adopted ASU No. 2016-02-Leases (Topic 842), as of January 1, 2019 using the modified transition approach. The modified transition approach provides a method for recording existing leases at adoption. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). For its long-term operating lease, the Company recognized a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations. Variable lease payments include lease operating expenses. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $14.8 million and $18.8 million, respectively, as of March 31, 2019. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

In June 2018, the FASB issued ASU No. 2018-07 "Compensation -Stock Compensation (Topic 718) -Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new standard expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

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

Total revenue of $66.4 million and $58.2 million recognized during the three months ended March 31, 2019 and 2018, respectively, under Topic 606, was not materially different from what would have been recognized under Topic 605.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company's larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company's online engagement solutions. For these Gainshare (formerly Pay for Performance) arrangements in accordance with ASC-606, "Principal Agent Considerations", the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

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

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $16.9 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of March 31, 2019	December 31, 2018
Hosted services – Business	$61,463	$52,232
Professional services – Business	4,747	2,783
Total deferred revenue - short term	$66,210	$55,015

Hosted services – Business	$4	$19
Professional services – Business	173	203
Total deferred revenue - long term	$177	$222
Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended
	March 31,
	2019	2018	(1)
Revenue:
Hosted services – Business	$51,537	$47,427
Hosted services – Consumer	5,407	4,680
Professional services	9,458	6,134
Total revenue	$66,402	$58,241
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States	$38,589	$34,071
Other Americas (1)	2,769	1,259
Total Americas	41,358	35,330
EMEA (2) (4)	18,113	16,919
APAC (3)	6,931	5,992
Total revenue	$66,402	$58,241
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $11.7 million for the three months ended March 31, 2019 and 2018, respectively, and from the Netherlands of $2.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to Hosted Services- Business Revenue.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Accounts Receivable	Unbilled Receivable	Prepaid Commissions	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2018	$34,211	$11,812	$13,361	$55,015	$222
Increase (decrease), net	6,607	(1,345)	2,825	11,195	(45)
Ending Balance as of March 31, 2019	$40,818	$10,467	$16,186	$66,210	$177

As of March 31, 2019, the Company expects to recognize the long term performance obligations in 2020.

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
Diluted net loss per common share for the three months ended March 31, 2019 does not include the effect of 8,330,741 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three months ended March 31, 2018 does not include the effect of 10,074,809 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended
	March 31,
	2019	2018
Basic	61,422,227	57,309,707
Effect of assumed exercised options	—	—
Diluted	61,422,227	57,309,707
The Company expects to settle the principal amount of its outstanding Notes (as defined below) in cash and any excess in shares of the Company’s common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $38.58 per share for the Notes. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a full description of the Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Summarized financial information by segment for the three months ended March 31, 2019, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$51,537	$—	$—	$51,537
Hosted services – Consumer	—	5,407	—	5,407
Professional services	9,458	—	—	9,458
Total revenue	60,995	5,407	—	66,402
Cost of revenue	17,662	987	—	18,649
Sales and marketing	30,092	2,944	—	33,036
Amortization of purchased intangibles	461	—	—	461
Unallocated corporate expenses	—	—	32,619	32,619
Operating income (loss)	$12,780	$1,476	$(32,619)	$(18,363)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information
The Company is domiciled in the United States and has international operations in Israel, the United Kingdom, Asia-Pacific and Australia, Latin America and Western Europe, particularly France, Germany and the Netherlands. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	March 31,	December 31,
	2019	2018
United States	$135,894	$121,894
Israel	16,657	13,598
Australia	9,293	8,970
Netherlands	7,344	7,426
Other (1)	4,661	3,130
Total long-lived assets	$173,849	$155,018
(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of March 31, 2019. One customer exceeded 10% of our total accounts receivable in 2018.

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2018	$87,007	$8,024	$95,031
Adjustments to goodwill:
Foreign exchange adjustment	(44)	—	(44)
Balance as of March 31, 2019	$86,963	$8,024	$94,987
Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,414	$(24,006)	$6,408	5.3 years
Customer relationships	16,964	(12,073)	4,891	8.4 years
Trade names	1,284	(1,284)	—	2.1 years
Non-compete agreements	1,435	(1,435)	—	2.3 years
Patents	2,343	(592)	1,751	12.6 years
Other	262	(235)	27	2.7 years
Total	$52,702	$(39,625)	$13,077

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,447	$(23,615)	$6,832	5.3 years
Customer relationships	17,219	(11,786)	5,433	8.4 years
Trade names	1,286	(1,286)	—	2.1 years
Non-compete agreements	1,436	(1,436)	—	2.3 years
Patents	2,074	(534)	1,540	12.4 years
Other	262	(235)	27	2.7 years
Total	$52,724	$(38,892)	$13,832

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2019	$2,167
2020	2,702
2021	2,490
2022	2,128
2023	884
Thereafter	2,706
Total	$13,077

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2019	December 31, 2018
Computer equipment and software	$77,881	$79,161
Internal-use software development costs	28,835	19,240
Furniture, equipment and building improvements	14,492	14,132
	121,208	112,533
Less: accumulated depreciation	(72,776)	(68,798)
Total	$48,432	$43,735

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	March 31, 2019	December 31, 2018
Payroll and other employee related costs	$11,106	$19,014
Professional services and consulting and other vendor fees	16,176	17,461
Unrecognized tax benefits	1,930	1,913
Sales commissions	3,689	6,239
Contingent earn-out (see Note 9)	1,885	2,372
Restructuring (see Note 13)	72	977
Other	1,039	2,686
Total	$35,897	$50,662

8.	Convertible Senior Notes and Capped Call Transactions
In March 2019, the Company issued $230.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2024 in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “Notes”). The interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.
 The Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting debt issuance costs, paid or payable by us, were approximately $221.0 million.
 Each $1,000 principal amount of the Notes is initially convertible into 25.9182 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $38.58 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event. The Notes are not redeemable prior to the maturity date of the Notes and no sinking fund is provided for the Notes. If we undergo a fundamental change (as defined in the indenture governing the Notes) prior to the maturity date, holders may require us to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
   It is the Company’s current intent to settle the principal amount of its outstanding Notes in cash and any excess in shares of the Company’s common stock.
During the three months ended March 31, 2019, the conditions allowing holders of the notes to convert were not met.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 The Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
 In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $52.9 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an effective interest rate over the contractual terms of the Notes.
In accounting for the transaction costs related to the Notes, the Company allocated the total amount incurred of approximately $8.6 million to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $6.6 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the Notes. Issuance costs attributable to the equity component were approximately $2.0 million and recorded as a reduction of additional paid in capital in stockholders’ equity.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of March 31, 2019
Principal	$230,000
Unamortized discount	(52,173)
Unamortized issuance costs	(6,533)
Net carrying amount	$171,294
The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of March 31, 2019
Proceeds allocated to the conversion options (debt discount)	$52,900
Issuance costs	(1,986)
Net carrying amount	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

Three Months Ended March 31, 2019
Contractual interest expense	$144
Amortization of issuance costs	116
Amortization of debt discount	727
Total interest expense	$987

The remaining term over which the debt discount and debt issuance costs will be amortized is 4.9 years. The effective interest rate on the debt was 6.97% for the period ended March 31, 2019.
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of Common Stock. The capped calls are generally intended to reduce or offset the potential dilution to the Common Stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on March 1, 2024, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, failure to deliver, and hedging disruptions. The capped calls are recorded in stockholders’ equity and are not accounted for as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

derivatives. The net cost of $23.2 million incurred to purchase the capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

9.	Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which includes approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During the three months ended March 31, 2019, the Company made $0.5 million of payments in earn-out consideration, with potential future earn-out payments of $0.4 million at March 31, 2019.
The purchase price allocation resulted in approximately $9.1 million of goodwill and approximately $2.2 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded.
    AdvantageTec Inc. enhances the Company’s messaging platform available for the automotive industry and is included in the Company's business segment.
Conversable, Inc.
In September 2018, the Company acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform, headquartered in Austin, Texas, for an aggregate estimated purchase price of $5.7 million. The estimated purchase price consisted of $1.3 million in cash, approximately $2.9 million in shares of common stock of the Company, and a potential earn-out consideration of $1.5 million in cash, which is based on achieving certain targeted financial, strategic, and integration objectives. This transaction was accounted for under the purchase method of accounting and was based upon the estimated fair value of Conversable, Inc.'s net tangible and identifiable intangible assets as of the date of acquisition.
The purchase price allocation resulted in approximately $5.5 million of goodwill and approximately $0.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The allocation of the purchase price to net book value of acquired assets and liabilities resulted in a net liability of $0.3 million, which includes accounts receivable, property and equipment, accrued expenses, and deferred revenue. Transaction costs of $0.3 million were expensed during the three month ended March 31, 2019.
Conversable Inc.’s capabilities will accelerate the ongoing expansion of the Company's Conversational Commerce solutions and enhance the Company’s ability to deliver proactive and personalized content and services when and where the customer needs it, helping consumers find immediate service through messaging. Conversable, Inc is included in the Company's business segment.
BotCentral, Inc.
In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in intangibles on the Company's consolidated balance sheet. With the team's expertise and knowledge of the LiveEngage platform, the team is bringing valuable insight for the Company's customers and partners, and enabling the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem. BotCentral Inc is included in the Company's business segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Fair Value Measurements
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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2019 and December 31, 2018, are summarized as follows (amounts in thousands).

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,853	$—	$—	$2,853	$2,828	$—	$—	$2,828
Total assets	$2,853	$—	$—	$2,853	$2,828	$—	$—	$2,828

Liabilities:
Contingent earn-out	$—	$—	$1,885	$1,885	$—	$—	$2,372	$2,372
Total liabilities	$—	$—	$1,885	$1,885	$—	$—	$2,372	$2,372
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
The Company's money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company's contingent earn-out liability is measured at fair value on a recurring basis and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASU No. 2011-08 to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
As of March 31, 2019, the fair value of the Notes, net of debt issuance costs and the amortization of debt discount, as further described in Note 8 above, was approximately $171.3 million. The fair value was determined by an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisition of Conversable, Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the three months ended March 31, 2019, there were payments of $0.5 million. As a result, the contingent earn-out balance was $1.9 million as of March 31, 2019. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a full description of the acquisition.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	March 31, 2019	December 31, 2018
Balance, Beginning of period	$2,372	$—
Conversable, Inc. addition (see Note 9)	—	1,496
AdvantageTec Inc. addition (see Note 9)	—	876
Cash payment	(487)	—
Balance, End of period	$1,885	$2,372

Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. The Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings. As of March 31, 2019, the Company is not party to any foreign currency forward contracts and does not have any restricted cash balance.
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended March 31,
	Location	2019	2018
Foreign currency derivatives contracts	Other income, net	$—	$(50)

11.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain car leases under agreements accounted for as operating leases. Our leases have initial lease terms ranging from 2 years to 13 years. Payments due under the lease contracts include primarily fixed payments. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Currently, there are no operating leases where we believe it is reasonable certain that we will exercise any option to extend the initial term.
The Company has evaluated its facility leases and determined which leases met the definition of the new standard in accordance with Topic 842. The Company also performed an evaluation of their other contracts with suppliers in accordance with Topic 842 and have determined that, except for the facilities and car leases described above, none of our supply contracts contain a lease. Further, the Company has made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. This policy applies to all classes of the underlying assets. The Company will recognize those lease payments and associated interest expense in the consolidated statement of operations evenly over the lease term.
In connection with the leases, the Company recognized an operating lease right-of-use assets of $14.8 million and an aggregate lease liability of $18.8 million in its condensed consolidated balance sheet as of March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The determination of the incremental borrowing rate used to calculate the present value of the right-of-use assets and lease liabilities depends on whether an interest rate is specified in the lease or not. If the lease specifies a rate, that rate is used when calculating the present value of lease payments. If the rate is not readily determinable, which is generally the case for the Company, the Company’s incremental borrowing rate (“IBR”) as of the date of inception is used (for initial measurement, the IBR was determined as of the adoption date of the standard). The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company used a ratings benchmark report against its peers in the technology sector.

As of March 31, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset	$14,817

Current operating lease liability	6,227
Long term operating lease liability	12,566
Total operating lease liability	$18,793

Weighted Average Remaining Lease Term
Operating leases	3.3 years

Weighted Average Discount Rate
Operating leases	7%
During the three months ended March 31, 2019, there were $1.5 million of cash payments for operating leases. The undiscounted future lease payments under the lease liability as of March 31, 2019 were as follows (amounts in thousands):

Year ending December 31:	As of March 31, 2019
2019 (remaining nine months)	$5,390
2020	6,078
2021	4,612
2022	3,233
2023	1,313
2024 and thereafter	640
Total undiscounted lease payments	21,266
Less: present value adjustment	(2,473)
Total operating lease liability	$18,793
Rental expense for operating leases and other service agreements for the three months ended March 31, 2019 and 2018 was approximately $2.9 million and $2.6 million, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. In 2018, the Company provided for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Beginning in 2019, the Company's 401(k) policy was changed, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $1.0 million and $0.5 million of employer matching contributions for the three months ended March 31, 2019 and 2018.
Letters of Credit
As of March 31, 2019, the Company has a $1.3 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the three months ended March 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity
Common Stock
As of March 31, 2019, there were 100,000,000 shares of common stock authorized, and 64,747,798 shares issued and outstanding. As of December 31, 2018, there were 100,000,000 shares of common stock authorized, and 63,676,229 shares issued and outstanding. The par value for common shares is $0.001 per share.
Preferred Stock
As of March 31, 2019 and December 31, 2018, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001 per share.
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
The per share weighted average fair value of stock options granted was $9.84 and $5.74 during the three months ended March 31, 2019 and 2018, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2019	2018
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.49% - 2.57%	2.5% - 2.7%
Expected life (in years)	5	5
Historical volatility	43.62% - 43.85%	47.9% - 48.2%
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000, thereby reserving for issuance 27,817,744 shares of common stock in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2019, approximately 2.6 million shares of common stock remained available for issuance under the Amended 2009 Plan (taking into account all option exercises and other equity award settlements through March 31, 2019).
On April 11, 2019, the Company's Board of Directors adopted the 2019 Stock Incentive Plan, subject to stockholder approval, to replace the Amended and Restated 2009 Plan, which will expire under its terms on June 9, 2019.
Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company's Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate. As of March 31, 2019, approximately 0.8 million shares of common stock remained available for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2019).
On April 11, 2019, the Company's Board of Directors adopted the 2019 Employee Stock Purchase Plan subject to stockholder approval, to replace the Amended and Restated 2010 Employee Stock Purchase Plan which will expire under its terms in June 2020.
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue incentive stock options or nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors has approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of March 31, 2019, approximately 0.2 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through March 31, 2019).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2018	6,266	$12.13
Granted	241	23.75
Exercised	(626)	10.36
Cancelled or expired	(124)	11.96
Balance outstanding at March31, 2019	5,757	$12.81	6.73	$93,297
Options vested and expected to vest	5,157	$12.50	6.48	$85,169
Options exercisable at March 31, 2019	3,093	$11.38	4.97	$54,556
The total fair value of stock options exercised during the three months ended March 31, 2019 was approximately $3.0 million. As of March 31, 2019, there was approximately $14.5 million of total unrecognized compensation cost related to nonvested

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.
The following table summarizes information about outstanding and vested stock options as of March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$3.35 - $7.60	903	6.47	$7.30	475	$7.15
$7.95 - $10.01	655	6.35	9.33	535	9.35
$10.05 - $10.60	664	5.72	10.26	658	10.26
$11.33 - $12.32	360	7.06	11.81	176	11.77
$12.45 - $12.45	855	2.85	12.45	158	12.45
$12.46 - $13.59	643	9.38	13.30	643	13.30
$14.30 - $16.05	580	3.76	14.84	149	15.08
$16.35 - $21.05	621	8.72	17.76	299	17.46
$21.10 - $25.36	360	6.92	22.67	—	—
$25.95 - $25.95	116	9.82	25.95	—	—

	5,757	6.91	$12.81	3,093	$11.38
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2018	2,690	$15.81	$—
Awarded	386	25.07	—
Released	(415)	12.18	—
Forfeited	(87)	15.87	—
Non-vested and outstanding at March 31 2019	2,574	$17.61	$74,719
Expected to vest	1,816	$16.80	$52,686
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of March 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $42.2 million and the weighted-average remaining vesting period was 2.8 years.
As of March 31, 2019, the Company accrued approximately $1.9 million in cash awards to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three months ended March 31, 2019.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $7.2 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

13.	Restructuring
The Company’s restructuring costs relate to the wind-down of its legacy platform and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential within the Company's Business Segment. The expense associated with this restructuring was approximately $0.3 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. The Company expects to incur additional restructuring costs through December 31, 2019. The restructuring liability was approximately $0.1 million as of March 31, 2019 and $1.0 million as of December 31, 2018. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	March 31, 2019	December 31, 2018
Balance, Beginning of the year	$977	$2,338
Severance and other associated costs	279	4,468
Cash payments	(1,184)	(5,829)
Balance, End of period	$72	$977

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended March 31, 2019 (amounts in thousands):

	March 31, 2019	March 31, 2018
Severance and other associated costs	$279	$178
Total restructuring costs	$279	$178

14. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company's favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company's intellectual property and other claims asserted against [24]7 in the original litigation is currently set for September 3, 2019. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
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

Overview
  LivePerson, Inc. ("LivePerson," the "Company," "we" or "our") makes life easier by transforming how people communicate with brands. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see products in the store, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. We call these AI and human-assisted conversational experiences over messaging Conversational Commerce.
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
Complementing LiveEngage are teams of technical, solutions and consulting professionals that have developed deep domain expertise in Conversational Commerce across industries and messaging endpoints. We are positioned as an authority in Conversational Commerce, publishing a proprietary Conversational Quotient™ Index that measures each customer across multiple key indicators to ascertain their level of conversational maturity. Each business is then benchmarked against industry peers to determine their relative progression. We  have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. Our products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of Conversational Commerce and deliver measurable return on investment.
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
More than 18,000 businesses, including HSBC, Orange, and The Home Depot use our Conversational Commerce solutions to orchestrate humans and AI, at scale, and create a convenient, deeply personal relationship.
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
Key Metrics
Financial overview of the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

•	Total revenue increased 14% to $66.4 million from $58.2 million

•	Revenue from our Business segment increased 14% to $61.0 million from $53.6 million.

•	Gross profit margin decreased to 72% from 76%.

•	Cost and expenses increased 37% to $84.8 million from $62.1 million.

•	Net loss increased to $18.9 million from $3.2 million.

•
Average annual revenue per enterprise and mid-market customer increased 24% to $300,000 for the trailing twelve months ended March 31, 2019, as compared to $240,000 for the trailing twelve months ended March 31, 2018.

•
For 2019, we have raised our target for enterprise and mid-market revenue retention to a range of 105% to 115%, as compared to greater than 100% in 2018. LivePerson’s first quarter retention rate met our target.  Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

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
                We have included adjusted EBITDA and adjusted operating income in this Quarterly Report on Form 10-Q because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted operating income can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA and adjusted operating income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

	Three Months Ended March 31,
	2019		2018
Reconciliation of Adjusted EBITDA
GAAP net loss	$(18,890)		$(3,203)
Amortization of purchased intangibles	746		711
Stock-based compensation	7,166		2,438
Depreciation	3,881		3,357
Other litigation and consulting costs	2,417	(1)	1,270	(2)
Acquisition costs	648		—
Restructuring costs	279	(3)	178	(4)
Provision for income taxes	593		(489)
Other income, net	(66)		(129)
Adjusted EBITDA (loss)	$(3,226)		$4,133

(1) Includes litigation costs of $1.1 million and consulting costs of $1.3 million for the three months ended March 31, 2019.
(2) Includes litigation costs of $0.9 million and executive recruiting costs of $0.3 million for the three months ended March 31, 2018.
(3) Includes severance costs and other compensation related costs of $0.3 million for the three months ended March 31, 2019.
(4) Includes severance costs of $0.2 million for the three months ended March 31, 2018.

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
                Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2019		2018
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(18,298)		$(3,692)
Amortization of purchased intangibles	746		711
Stock-based compensation	7,166		2,438
Other litigation and consulting costs	2,417	(1)	1,270	(2)
Restructuring costs	279	(3)	178	(4)
Acquisition costs	648		—
Other income, net	(66)		(129)
Adjusted operating (loss) income	$(7,108)		$776

(1) Includes litigation costs of $1.1 million and consulting costs of $1.3 million for the three months ended March 31, 2019.
(2) Includes litigation costs of $0.9 million and executive recruiting costs of $0.3 million for the three months ended March 31, 2018.
(3) Includes severance costs and other compensation related costs of $0.3 million for the three months ended March 31, 2019.
(4) Includes severance costs of $0.2 million for the three months ended March 31, 2018.

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
Total revenue of $66.4 million recognized during the three months ended March 31, 2019 under ASU No. 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), was not materially different from what would have been recognized under Topic 605.
Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and the fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare (formerly Pay for Performance) arrangements in accordance with ASC 606, "Principal Agent Considerations", we act as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

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
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $16.9 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

Stock-Based Compensation
We follow ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. We accrued $1.9 million in cash awards to be settled in shares as a liability in the three months ended March 31, 2019
As of March 31, 2019, there was approximately $14.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years. As of March 31, 2019, there was approximately $42.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.8 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2019 and 2018. No customer accounted for approximately 10% of accounts receivable as of March 31, 2019. One customer exceeded 10% of our total accounts receivable as of December 31, 2018.  During the three months ended March 31, 2019 we increased our allowance for doubtful accounts by $0.5 million to approximately $2.7 million. During 2018, we increased our allowance for doubtful accounts by $1.0 million to $2.3 million.
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
Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 14, Legal Matters, of the Notes to the Condensed Consolidated Financial Statements for additional information on our legal proceedings and litigation.
Recently Issued Accounting Standards
See Note 1 to Condensed Consolidated Financial Statements for a full description of recently issued accounting standards.
Recently Adopted Accounting Pronouncements
See Note 1 to Condensed Consolidated Financial Statements for a full description of recently adopted accounting pronouncements.

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
Revenue from our Business segment accounted for 92% of total revenue for the three months ended March 31, 2019 and 2018. Revenue attributable to our monthly hosted Business services accounted for 84% of total Business revenue for the three months ended March 31, 2019. Revenue attributable to our monthly hosted Business services accounted for 89% of total Business revenue for the three months ended March 31, 2018. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 8% of total revenue for the three months ended March 31, 2019 and 2018 respectively.
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

Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock-based compensation expense	$7,166	$2,438

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
In the first two quarters of 2019, we will make increasing investments in sales and development capacity and marketing programs in order to maximize in-year productivity. We expect these investments will contribute to losses in the first two quarters of 2019.

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Revenue by Segment:
Business	$60,995	$53,561	14%
Consumer	5,407	4,680	16%
Total	$66,402	$58,241	14%
Business revenue increased by 14% to $61.0 million in the three months ended March 31, 2019 from $53.6 million in the comparable period in 2018. The increase in B2B revenue is driven mainly by increases in hosted services of $2.4 million and in professional services of $5.5 million year over year offset by a decrease in variable revenue of $0.2 million. The increase in revenue is primary attributed to increasing adoption of conversational commerce solutions by our customers. In the first quarter, approximately 45% of our enterprise customers had adopted messaging, up from approximately 25% in the year ago period. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and midmarket customer increased 24% year over year to $300,000 in the trailing twelve months ended March 31, 2019, from $240,000 in the prior year period. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and midmarket customers was within our target range of 105% to 115% for the period ended March 31, 2019, which marked the ninth consecutive quarter of a greater than 100% revenue retention rate. Finally, as we add sales capacity we are also increasing the number of deals we sign. Total deals signed increased 20% year over year in the first quarter.
The overall increase in business revenue is primarily attributable to the Company's increased focus on cross-selling to customers. LivePerson has developed a large ecosystem of conversational messaging endpoints that integrates to our platform and is driving adoption of these endpoints along with bots and AI.
Consumer revenue increased by 16% to $5.4 million in the three months ended March 31, 2019, from $4.7 million in the comparable period in 2018. This variance is driven by an increase in price per minute and in volume of chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Cost of revenue - business	$17,662	$12,918	37%
Percentage of total revenue	27%	22%
Headcount (at period end):	198	218	(9)%
Cost of revenue increased by 37% to $17.7 million in the three months ended March 31, 2019, from $12.9 million in the comparable period in 2018. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $2.1 million, total compensation and related costs for customer service and network operations personnel of approximately $1.3 million, and in primary and backup server facilities and allocated overhead cost related to supporting our server and network infrastructure of approximately $1.3 million.
Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Cost of revenue - consumer	$987	$1,036	(5)%
Percentage of total revenue	1%	2%
Headcount (at period end)	17	19	(11)%
Cost of revenue decreased by 5% to $1.0 million in the three months ended March 31, 2019, from the comparable period in 2018. This variance was primarily attributable to decreases in backup server facilities and allocated occupancy costs and overhead offset partially by increases in credit card processing fees.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Sales and marketing - business	$30,092	$21,723	39%
Percentage of total revenue	45%	37%
Headcount (at period end):	403	318	27%
Sales and marketing expenses increased by 39% to $30.1 million in the three months ended March 31, 2019 from $21.7 million in the comparable period in 2018. This variance was primarily attributable to an approximate $5.9 million increase in salaries and related costs as we expanded sales capacity by adding quota reps, sales development reps and partner managers. In addition, there was an approximate $1.5 million increase in marketing events, advertising, public relations, and tradeshow exhibit expenses, approximately $1.2 million increase in allocated occupancy costs and overhead, and an approximate $0.2 million increase in business services and outsourced subcontracted labor. This was partially offset by a decrease in recruitment costs of approximately $0.4 million.

Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Sales and marketing - consumer	$2,944	$2,408	22%
Percentage of total revenue	4%	4%
Headcount (at period end):	13	11	18%
Sales and marketing expenses increased by 22% to $2.9 million in the three months ended March 31, 2019 from $2.4 million in the comparable period in 2018. This variance was primarily attributable to increases in advertising and online expenses of approximately $0.5 million.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
General and administrative	$14,167	$10,123	40%
Percentage of total revenue	21%	17%
Headcount (at period end):	128	112	14%
General and administrative expenses increased by 40% to $14.2 million in the three months ended March 31, 2019 from $10.1 million in the comparable period in 2018. This variance was primarily attributable to an increase in total compensation expenses of approximately $2.4 million, in part due to the build out of the Company's recruiting and HR capabilities. Other factors include consulting fees relating to procurement and pricing strategies of $1.3 million, an increase in business services and outsourced labor of approximately $1.0 million, and an increase in litigation costs of approximately $0.2 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.8 million and the nonrecurrence of executive recruitment costs in 2018 of approximately $0.3 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Product development	$18,173	$13,252	37%
Percentage of total revenue	27%	23%
Headcount (at period end):	409	367	11%
Product development costs increased by 37% to $18.2 million in the three months ended March 31, 2019 from $13.3 million in the comparable period in 2018.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $2.1 million, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $2.1 million, and in outsourcing and business services of approximately $1.0 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40 - "Internal- Use Software," as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three months ended March 31, 2019, $5.4 million was capitalized compared to $2.5 million in the three months ended March 31, 2018.
Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Restructuring costs	$279	$178	57%
Percentage of total revenue	—%	—%
Restructuring costs increased by 57% to approximately $0.3 million during the three months ended March 31, 2019 from $0.2 million in the comparable periods in 2018. This variance was primarily attributable to a increase of severance costs of approximately $0.1 million. Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.

Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Amortization of purchased intangibles	$461	$424	9%
Percentage of total revenues	1%	1%
Amortization expense for purchased intangibles increased by 9% to $0.5 million in the three months ended March 31, 2019 from $0.4 million in the comparable periods in 2018. This variance was primarily attributable to amortization of acquisitions capitalized during the fourth quarter in 2018.
Additional amortization expense in the amount of $0.3 million in the three months ended March 31, 2019 and 2018 is included in cost of revenue.
Other Income, net
Other income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Other income, net	$66	$129	(49)%
Other income, net decreased by 49% in the three months ended March 31, 2019 from the comparable period in 2018 due to interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the "Notes") partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.
Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,
	2019	2018	% Change
	($ in thousands)
Provision for (benefit from) income taxes	$593	$(489)	(221)%
Provision for income taxes increased by $0.6 million in the three months ended March 31, 2019 from a (benefit from) income taxes of $0.5 million from $0.5 million in the comparable period in 2018. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had a net loss of $18.9 million in the three months ended March 31, 2019 compared to a net loss of $3.2 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, there were increases in revenue of approximately $8.2 million, increases in operating expenses of approximately $22.7 million, decreases in other income, net of approximately $0.1 million, and increase in provision for income taxes of approximately $1.1 million.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(25,691)	$(677)
Cash flows used in investing activities	(8,337)	(3,623)
Cash flows provided by financing activities	205,489	4,604
As of March 31, 2019, we had approximately $237.8 million in cash and cash equivalents, an increase of approximately $171.3 million from December 31, 2018. The increase is primarily attributable to cash provided by investing activities relating to issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements, and cash provided by financing activities relating to issuance of common stock. This was partially offset by purchases of capped calls, as described in Note 8 to the Condensed Consolidated Financial Statements, fixed assets for our co-location facilities and capitalization of internally developed software, and debt issuance costs, as well as decreases in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable.
Net cash used in operating activities was $25.7 million for the three months ended March 31, 2019 and consisted primarily of net loss, a decrease in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The increase in deferred revenue was primarily related to changes in our billing terms for some of our larger customers. Net cash used in operating activities was $0.7 million for the three months ended March 31, 2018 and consisted primarily of net loss and increases in accounts receivable and prepaid expenses and other current assets and decreases in accrued expenses. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles.
Net cash used in investing activities was $8.3 million in the three months ended March 31, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $3.6 million in the three months ended March 31, 2018 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software and the BotCentral assets acquired partially offset by a release of restricted cash used with foreign currency forward contracts.
Net cash provided by financing activities was $205.5 million in the three months ended March 31, 2019 and consisted primarily of proceeds from issuance of the Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the Notes was approximately $221.0 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements. Net cash provided by financing activities was $4.6 million in the three months ended March 31, 2018. This was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2019, we had an accumulated deficit of approximately $206.4 million.
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
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended March 31, 2019, the U.S. dollar depreciated by approximately 2% as compared to the NIS. During the three months ended March 31, 2019, expenses generated by our Israeli operations totaled approximately $14.5 million. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risks
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2019, our allowance for doubtful accounts increased by $0.5 million to approximately $2.7 million. During the three months ended March 31, 2018, our allowance for doubtful accounts increased by $0.2 million to approximately $1.6 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
Interest Rate Risk
Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the value of the investments as recorded by us.
In March 2019, we issued $230.0 million in aggregate principal amount of the Notes, as discussed in Note 8 to the Condensed Consolidated Financial Statements. As the Notes have a fixed annual interest rate, we have no financial and economic interest exposure associated with changes in interest rates. However, the fair value of the Notes changes when the market price of our stock fluctuates or interest rates change.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial conditions or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for September 3, 2019. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Other than as set forth below, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Risks Related to Our Notes

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our Notes or any additional future indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our current or any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we are required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash upon conversions of Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component, net of issuance costs, is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component is treated as original issue discount for purposes of accounting for the liability component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

The capped call transactions may affect the value of the Notes and our common stock.
In connection with the transaction in which we issued the Notes, we entered into capped call transactions with certain option counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted Notes, as the case may be, upon any conversion of Notes, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates are expected to modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock, the Notes or other of our securities or instruments (if any), in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes occurring on or after November 1, 2023 or following any earlier conversion or any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a holder’s ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Notes (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any Notes) and, under certain circumstances, a holder’s ability to convert his or her Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock or the Notes. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the capped calls.
The option counterparties to the capped call transactions are financial institutions, and we are subject to the risk that any or all of them may default under the capped calls. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure depends on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As further described in our Current Reports on Form 8-K filed with the SEC on March 5, 2019 and March 14, 2019, on March 4, 2019, we issued through a private placement $200.0 million aggregate principal amount of our 0.750% Convertible Senior Notes due 2024, or the convertible senior notes. Further, on March 13, 2019, we issued an additional $30.0 million in principal amount of convertible senior notes pursuant to the initial purchasers’ exercise of their 30-day over-allotment option, for aggregate gross proceeds of $230.0 million. The convertible senior notes are convertible into shares of our common stock on the terms set forth in the indenture governing the convertible senior notes.

Purchase of Equity Securities by the Issuer
A summary of our repurchase activity for the three months ended March 31, 2019 appears below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/2019 – 1/31/2019	—		$—	—	—
2/1/2019 – 2/28/2019	—		—	—	—
3/1/2019 – 3/31/2019	14,428	(1)	28.35	—	—
Total	14,428		$28.35	—	$—

(1) The repurchase of equity securities during March 2019 was completed in conjunction with an executive officer’s stock option exercise. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

4.1
Indenture, dated as of March 4, 2019, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson, Inc.’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-30141))

4.2
Form of 0.750% Convertible Senior Note due 2024 (included within the Indenture filed as Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to LivePerson, Inc.’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-30141))

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to LivePerson, Inc.’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-30141))

10.2	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to LivePerson, Inc.’s Current Report on Form 8-K filed on March 14, 2019 (File No. 000-30141))

10.3*	Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019.

10.4*	2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	May 6, 2019	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 6, 2019	By:	/s/ CHRISTOPHER E. GREINER
		Name:	Christopher E. Greiner
		Title:	Chief Financial Officer (principal financial and accounting officer)