Form 10-Q
period 2019-06-30
LIVEPERSON INC
filed 2019-08-02
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission file number: 000-30141

LIVEPERSON, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			13-3861628
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

475 Tenth Avenue, 5th Floor
New York	,	New York	10018
(Address of Principal Executive Offices)			(Zip Code)
(212) 609-4200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LPSN	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 30, 2019, 65,527,788 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	June 30, 2019	December 31, 2018
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224,727	$66,449
Accounts receivable, net of allowance for doubtful accounts of $2,914 and $2,276 as of June 30, 2019 and December 31, 2018, respectively	51,467	46,023
Prepaid expenses and other current assets	35,317	22,613
Total current assets	311,511	135,085
Operating lease right of use asset	15,956	—
Property and equipment, net	58,294	43,735
Intangibles, net	12,652	13,832
Goodwill	95,016	95,031
Deferred tax assets	710	713
Other assets	1,880	1,707
Total assets	$496,019	$290,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,320	$8,174
Accrued expenses and other current liabilities	45,208	50,662
Deferred revenue	69,359	55,015
Operating lease liability	6,442	—
Total current liabilities	129,329	113,851
Deferred revenue	710	222
Convertible senior notes, net	173,817	—
Other liabilities	198	4,205
Operating lease liability, net of current portion	13,443	—
Deferred tax liability	1,206	1,096
Total liabilities	318,703	119,374

Commitments and contingencies (see note 11 in the notes to the Condensed Consolidated Financial Statement)
STOCKHOLDERS’ EQUITY:
Common stock	65	64
Additional paid-in capital	412,253	362,590
Treasury stock	(3)	(3)
Accumulated deficit	(230,368)	(187,491)
Accumulated other comprehensive loss	(4,631)	(4,431)
Total stockholders’ equity	177,316	170,729
Total liabilities and stockholders’ equity	$496,019	$290,103

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$70,959	$61,660	$137,361	$119,901
Costs and expenses (1) (2)
Cost of revenue (3)	18,049	16,036	36,698	29,990
Sales and marketing	39,343	25,392	72,379	49,523
General and administrative	13,763	11,499	27,930	21,622
Product development	20,182	14,219	38,355	27,471
Restructuring costs	205	1,906	484	2,084
Amortization of purchased intangibles	438	424	899	848
Total costs and expenses	91,980	69,476	176,745	131,538
Loss from operations	(21,021)	(7,816)	(39,384)	(11,637)
Other (expense) income , net	(2,267)	31	(2,201)	160
Loss before provision for income taxes	(23,288)	(7,785)	(41,585)	(11,477)
Provision for income taxes	699	536	1,292	47
Net loss	$(23,987)	$(8,321)	$(42,877)	$(11,524)

Net loss per share of common stock:
Basic	$(0.38)	$(0.14)	$(0.69)	$(0.20)
Diluted	$(0.38)	$(0.14)	$(0.69)	$(0.20)

Weighted-average shares used to compute net loss per share:
Basic	62,350,787	58,648,195	61,889,072	57,982,648
Diluted	62,350,787	58,648,195	61,889,072	57,982,648

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$528	$230	$1,148	$384
Sales and marketing	2,095	1,373	3,694	2,259
General and administrative	2,825	1,182	5,391	2,022
Product development	3,857	1,041	6,238	1,599

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$1,954	$1,931	$3,981	$3,847
Sales and marketing	429	371	786	727
General and administrative	225	274	456	520
Product development	1,154	852	2,420	1,692
(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$285	$287	$570	$574

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(23,987)	$(8,321)	$(42,877)	$(11,524)
Foreign currency translation adjustment	(7)	1,486	200	927
Comprehensive loss	$(23,994)	$(6,835)	$(42,677)	$(10,597)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Three Months Ended June 30,
	2019								2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at March 31	64,748	$65	(2,705)	$(3)	$401,996	$(206,381)	$(4,638)	$191,039	60,538	$60	(2,681)	$(3)	$313,698	$(165,662)	$(1,976)	$146,117
Common stock issued upon exercise of stock options	263	—	—	—	2,604	—	—	2,604	1,663	2	—	—	18,974	—	—	18,976
Common stock issued upon vesting of restricted stock units	339	—	—	—	—	—	—	—	121	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,501	—	—	6,501	—	—	—	—	3,827	—	—	3,827
Common stock issued under Employee Stock Purchase Plan	49	—	—	—	1,152	—	—	1,152	45	—	—	—	739	—	—	739
Net loss	—	—	—	—	—	(23,987)	—	(23,987)	—	—	—	—	—	(8,321)	—	(8,321)
Other comprehensive income (loss)		—	—	—	—	—	7	7		—	—	—	—	—	(1,486)	(1,486)
Balance at June 30	65,399	$65	(2,705)	$(3)	$412,253	$(230,368)	$(4,631)	$177,316	62,367	$62	(2,681)	$(3)	$337,238	$(173,983)	$(3,462)	$159,852

Six Months Ended June 30,
	2019								2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018 and 2017	63,676	$64	(2,681)	$(3)	$362,590	$(187,491)	$(4,431)	$170,729	59,664	$60	(2,588)	$(3)	$305,676	$(163,135)	$(2,535)	$140,063
Common stock issued upon exercise of stock options	890	1	—	—	9,080	—	—	9,081	2,308	2	—	—	24,414	—	—	24,416
Common stock issued upon vesting of restricted stock units	754	—	—	—	—	—	—	—	224	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,689	—	—	11,689	—	—	—	—	6,264	—	—	6,264
Common stock issued under Employee Stock Purchase Plan	79	—	—	—	1,873	—	—	1,873	85	—	—	—	1,229	—	—	1,229
Common stock repurchase	—	—	(23)	—	(709)	—	—	(709)	—	—	(94)	—	(1,345)	—	—	(1,345)
ASC 606 prior period adjustment (see note 1)	—	—	—	—	—	—	—	—	—	—	—	—	—	676	—	676
Issuance of common stock in connection with acquisitions (see note 9)	—	—	—	—	—	—	—	—	86	—	—	—	1,000	—	—	1,000
Equity component of convertible senior notes	—	—	—	—	52,900	—	—	52,900	—	—	—	—	—	—	—	—
Equity component of convertible senior notes issuance costs	—	—	—	—	(1,986)	—	—	(1,986)	—	—	—	—	—	—	—	—
Purchase of capped call option	—	—	—	—	(23,184)	—	—	(23,184)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(42,877)	—	(42,877)	—	—	—	—	—	(11,524)	—	(11,524)
Other comprehensive loss	—	—	—	—	—	—	(200)	(200)	—	—	—	—	—	—	(927)	(927)
Balance at June 30	65,399	$65	(2,705)	$(3)	$412,253	$(230,368)	$(4,631)	$177,316	62,367	$62	(2,681)	$(3)	$337,238	$(173,983)	$(3,462)	$159,852

See Notes to Condensed Consolidated Financial Statements (unaudited).
LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(42,877)	$(11,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,471	6,264
Depreciation	7,643	6,786
Amortization of purchased intangibles	1,469	1,422
Amortization of debt issuance costs	376	—
Accretion of debt discount on convertible senior notes	2,990	—
Amortization of tenant allowance	(258)	(83)
Deferred income taxes	114	41
Provision for doubtful accounts	938	862
Changes in operating assets and liabilities:
Accounts receivable	(6,383)	(1,045)
Prepaid expenses and other current assets	(12,704)	(9,531)
Other assets	(169)	(187)
Accounts payable	(418)	34
Accrued expenses and other current liabilities	(11,114)	(8,771)
Deferred revenue	14,832	13,943
Other liabilities	178	(218)
Net cash used in operating activities	(28,912)	(2,007)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(21,382)	(9,664)
Cash held as collateral for foreign exchange forward contracts	—	1,235
Payments for acquisitions and intangible assets, net of cash acquired	(293)	(392)
Net cash used in investing activities	(21,675)	(8,821)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	230,000	—
Payment of issuance costs in connection with convertible senior notes	(7,587)	—
Purchase of capped call option	(23,184)	—
Payments related to contingent consideration	(487)	—
Proceeds from issuance of common stock in connection with the exercise of options	10,953	25,667
Repurchase of common stock	(709)	(1,345)
Net cash provided by financing activities	208,986	24,322
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(121)	138
CHANGE IN CASH AND CASH EQUIVALENTS	158,278	13,632
CASH AND CASH EQUIVALENTS - Beginning of the period	66,449	56,115
CASH AND CASH EQUIVALENTS - End of the period	$224,727	$69,747

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,606	$5,553

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$861	$774
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 22, 2018	$—	$1,000
Debt offering costs, accrued but not paid	$1,048	$—

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
Complementing LiveEngage are teams of technical, solutions and consulting professionals that have developed deep domain expertise in Conversational Commerce across industries and messaging endpoints. The Company is positioned as an authority in Conversational Commerce, publishing a proprietary Conversational Quotient™ Index that measures each customer across multiple key indicators to ascertain the sophistication and breadth of their conversational commerce capabilities. Each business is then benchmarked against industry peers to determine their relative progression. The Company has developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of Conversational Commerce and deliver measurable return on investment.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2019, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements at that date.
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
Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-15 , "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification ("ASC") 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-230 on its consolidated financial statements.
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

The Company adopted ASU No. 2016-02, "Leases" (Topic 842), as of January 1, 2019 using the modified transition approach. The modified transition approach provides a method for recording existing leases at adoption. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). For its long-term operating lease, the Company recognized a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations. Variable lease payments include lease operating expenses. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $16.0 million and $19.9 million, respectively, as of June 30, 2019. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation -Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new standard expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

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

Total revenue of $71.0 million and $61.7 million recognized during the three months ended June 30, 2019 and 2018 and $137.4 million and $119.9 million recognized during the six months ended June 30, 2019 and 2018, respectively, under Topic 606, was not materially different from what would have been recognized under Topic 605.

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

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $30.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of June 30, 2019	As of December 31, 2018
Hosted services – Business	$63,949	$52,232
Professional services – Business	5,410	2,783
Total deferred revenue - short term	$69,359	$55,015

Hosted services – Business	$333	$19
Professional services – Business	377	203
Total deferred revenue - long term	$710	$222

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Hosted services – Business	$53,672	$48,331	$105,209	$95,759
Hosted services – Consumer	6,124	4,952	11,531	9,632
Professional services	11,163	8,377	20,621	14,510
Total revenue	$70,959	$61,660	$137,361	$119,901

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$41,315	$35,572	$79,904	$69,643
Other Americas (1)	1,883	2,547	4,652	3,806
Total Americas	43,198	38,119	84,556	73,449
EMEA (2) (4)	19,911	17,519	38,024	34,438
APAC (3)	7,850	6,022	14,781	12,014
Total revenue	$70,959	$61,660	$137,361	$119,901
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $13.0 million and $11.9 million for the three months ended June 30, 2019 and 2018, respectively, and $24.7 million and $23.5 million for the six months ended June 30, 2019 and 2018, respectively, and from the Netherlands of $2.6 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

	Accounts Receivable	Unbilled Receivable	Prepaid Commissions	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2018	$34,211	$11,812	$13,361	$55,015	$222
Increase (decrease), net	5,522	(78)	5,458	14,344	488
Ending Balance as of June 30, 2019	$39,733	$11,734	$18,819	$69,359	$710

As of June 30, 2019, the Company expects to recognize the long term performance obligations in 2020.

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
Diluted net loss per common share for the three and six months ended June 30, 2019 does not include the effect of 9,286,508 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2018 does not include the effect of 9,784,690 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic	62,350,787	58,648,195	61,889,072	57,982,648
Effect of assumed exercised options	—	—	—	—
Diluted	62,350,787	58,648,195	61,889,072	57,982,648

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
Summarized financial information by segment for the three months ended June 30, 2019, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$53,672	$—	$—	$53,672
Hosted services – Consumer	—	6,124	—	6,124
Professional services	11,163	—	—	11,163
Total revenue	64,835	6,124	—	70,959
Cost of revenue	16,960	1,089	—	18,049
Sales and marketing	35,568	3,775	—	39,343
Amortization of purchased intangibles	438	—	—	438
Unallocated corporate expenses	—	—	34,150	34,150
Operating income (loss)	$11,869	$1,260	$(34,150)	$(21,021)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the six months ended June 30, 2019, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$105,209	$—	$—	$105,209
Hosted services – Consumer	—	11,531	—	11,531
Professional services	20,621	—	—	20,621
Total revenue	125,830	11,531	—	137,361
Cost of revenue	34,622	2,076	—	36,698
Sales and marketing	65,660	6,719	—	72,379
Amortization of purchased intangibles	899	—	—	899
Unallocated corporate expenses	—	—	66,769	66,769
Operating income (loss)	$24,649	$2,736	$(66,769)	$(39,384)
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
Geographic Information
The Company is domiciled in the United States and has international operations in Israel, the United Kingdom, Asia-Pacific and Australia, Latin America and Western Europe, particularly France, Germany and the Netherlands. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	June 30,	December 31,
	2019	2018
United States	$142,116	$121,894
Israel	16,347	13,598
Australia	9,429	8,970
Netherlands	7,561	7,426
Other (1)	9,055	3,130
Total long-lived assets	$184,508	$155,018

(1) United Kingdom, Germany, Japan, France and Italy
No individual customer accounted for 10% or more of consolidated revenue for any of the periods presented. No individual customer accounted for 10% or more of accounts receivable as of June 30, 2019. One customer exceeded 10% of our total accounts receivable as of December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2018	$87,007	$8,024	$95,031
Adjustments to goodwill:
Foreign exchange adjustment	(15)	—	(15)
Balance as of June 30, 2019	$86,992	$8,024	$95,016

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,425	$(24,405)	$6,020	5.3 years
Customer relationships	16,967	(12,370)	4,597	8.4 years
Trade names	1,286	(1,286)	—	2.1 years
Non-compete agreements	1,436	(1,436)	—	2.3 years
Patents	2,634	(626)	2,008	12.7 years
Other	262	(235)	27	2.7 years
Total	$53,010	$(40,358)	$12,652

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,447	$(23,615)	$6,832	5.3 years
Customer relationships	17,219	(11,786)	5,433	8.4 years
Trade names	1,286	(1,286)	—	2.1 years
Non-compete agreements	1,436	(1,436)	—	2.3 years
Patents	2,074	(534)	1,540	12.4 years
Other	262	(235)	27	2.7 years
Total	$52,724	$(38,892)	$13,832

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019 and 2018, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2019	$1,451
2020	2,714
2021	2,502
2022	2,143
2023	897
Thereafter	2,945
Total	$12,652

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	June 30, 2019	December 31, 2018
Computer equipment and software	$82,550	$79,161
Internal-use software development costs	36,048	19,240
Furniture, equipment and building improvements	16,067	14,132
	134,665	112,533
Less: accumulated depreciation	(76,371)	(68,798)
Total	$58,294	$43,735

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	June 30, 2019	December 31, 2018
Payroll and other employee related costs	$16,545	$19,014
Professional services and consulting and other vendor fees	16,485	17,461
Unrecognized tax benefits	1,938	1,913
Sales commissions	4,454	6,239
Contingent earn-out (see Note 9)	1,885	2,372
Restructuring (see Note 13)	—	977
Other	3,901	2,686
Total	$45,208	$50,662

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
 The Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting debt issuance costs, paid or payable by us, was approximately $221.0 million.
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
During the six months ended June 30, 2019, the conditions allowing holders of the Notes to convert were not met.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of June 30, 2019
Principal	$230,000
Unamortized discount	(49,910)
Unamortized issuance costs	(6,273)
Net carrying amount	$173,817
The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of June 30, 2019
Proceeds allocated to the conversion options (debt discount)	$52,900
Issuance costs	(1,986)
Net carrying amount	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three months ended June 30, 2019	Six Months Ended June 30, 2019
Contractual interest expense	$431	$575
Amortization of issuance costs	260	376
Amortization of debt discount	2,263	2,990
Total interest expense	$2,954	$3,941

The remaining term over which the debt discount and debt issuance costs will be amortized is 4.7 years. The effective interest rate on the debt was 6.89% for the period ended June 30, 2019.
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on March 1, 2024, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, failure to deliver, and hedging disruptions. The capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the capped calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.

9.	Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which includes approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During the six months ended June 30, 2019, the Company made $0.5 million of payments in earn-out consideration, with potential future earn-out payments of $0.4 million at June 30, 2019.
The purchase price allocation resulted in approximately $9.1 million of goodwill and approximately $2.2 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The purchase price allocation resulted in approximately $5.5 million of goodwill and approximately $0.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The allocation of the purchase price to net book value of acquired assets and liabilities resulted in a net liability of $0.3 million, which includes accounts receivable, property and equipment, accrued expenses, and deferred revenue. Transaction costs of $0.3 million were expensed during the six months ended June 30, 2019.
Conversable Inc.’s capabilities will accelerate the ongoing expansion of the Company's Conversational Commerce solutions and enhance the Company’s ability to deliver proactive and personalized content and services when and where the customer needs it, helping consumers find immediate service through messaging. Conversable, Inc is included in the Company's business segment.
BotCentral, Inc.
In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for a purchase price of approximately $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in intangibles on the Company's consolidated balance sheet. With the BotCentral team's expertise and knowledge of the LiveEngage platform, the team is bringing valuable insight for the Company's customers and partners, and enabling the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem. BotCentral, Inc. is included in the Company's business segment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2019 and December 31, 2018, are summarized as follows (amounts in thousands).

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,867	$—	$—	$2,867	$2,828	$—	$—	$2,828
Total assets	$2,867	$—	$—	$2,867	$2,828	$—	$—	$2,828

Liabilities:
Contingent earn-out	$—	$—	$1,885	$1,885	$—	$—	$2,372	$2,372
Total liabilities	$—	$—	$1,885	$1,885	$—	$—	$2,372	$2,372

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
As of June 30, 2019, the fair value of the Notes, as further described in Note 8 above, was approximately $184.8 million. The fair value was determined by an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the six months ended June 30, 2019, there were payments of $0.5 million. As a result, the contingent earn-out balance was $1.9 million as of June 30, 2019. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a full description of the acquisition.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	June 30, 2019	December 31, 2018
Balance, Beginning of period	$2,372	$—
Conversable, Inc. addition (see Note 9)	—	1,496
AdvantageTec Inc. addition (see Note 9)	—	876
Cash payment	(487)	—
Balance, End of period	$1,885	$2,372

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. The Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings. As of June 30, 2019, the Company is not party to any foreign currency forward contracts and does not have any restricted cash balance.
The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Foreign currency derivatives contracts	Other income, net	$—	$—	$—	$(50)

11.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain car leases (the "leases") under agreements accounted for as operating leases. The leases have initial lease terms ranging from 2 years to 10 years. Payments due under the lease contracts include primarily fixed payments. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Currently, there are no operating leases where we believe it is reasonably certain that the Company will exercise any option to extend the initial term.
The Company has evaluated its facility leases and determined which leases met the definition of the new standard in accordance with Topic 842. The Company also performed an evaluation of their other contracts with suppliers in accordance with Topic 842 and have determined that, except for the facilities and car leases described above, none of its supply contracts contain a lease. Further, the Company has made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. This policy applies to all classes of the underlying assets. The Company will recognize those lease payments and associated interest expense in the consolidated statement of operations evenly over the lease term.
In connection with the leases, the Company recognized operating lease right-of-use assets of $16.0 million and an aggregate lease liability of $19.9 million in its condensed consolidated balance sheet as of June 30, 2019.
The determination of the discount rate used to calculate the present value of the right-of-use assets and lease liabilities depends on whether an interest rate is specified in the lease or not. If the lease specifies a rate, that rate is used when calculating the present value of lease payments. If the rate is not readily determinable, which is generally the case for the Company, the Company’s incremental borrowing rate (“IBR”) as of the date of inception of the lease is used (for initial measurement, the IBR was determined as of the adoption date of the standard). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company used a ratings benchmark report against its peers in the technology sector.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset	$15,956

Current operating lease liability	6,442
Long term operating lease liability	13,443
Total operating lease liability	$19,885

Weighted Average Remaining Lease Term
Operating leases	3.9 years

Weighted Average Discount Rate
Operating leases	7%

During the three months and six months ended June 30, 2019, there were $1.6 million and $3.2 million of cash payments for operating leases, respectively. The undiscounted future lease payments under the lease liability as of June 30, 2019 were as follows (amounts in thousands):

Year ending December 31:	As of June 30, 2019
2019 (remaining six months)	$3,741
2020	6,421
2021	4,955
2022	3,669
2023	1,903
2024 and thereafter	1,961
Total undiscounted lease payments	22,650
Less: present value adjustment	(2,765)
Total operating lease liability	$19,885

Rental expense for operating leases and other service agreements was approximately $3.2 million and $2.7 million for the three months ended, June 30, 2019 and 2018, respectively, and $6.1 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. In 2018, the Company provided for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Beginning in 2019, the Company's 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.8 million and $0.4 million of employer matching contributions for the three months ended June 30, 2019 and 2018, respectively and $1.8 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.
Letters of Credit
As of June 30, 2019, the Company has a $1.8 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the six months ended June 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity
Common Stock
As of June 30, 2019, there were 100,000,000 shares of common stock authorized, and 65,398,801 shares issued and outstanding. As of December 31, 2018, there were 100,000,000 shares of common stock authorized, and 63,676,229 shares issued and outstanding. The par value for common shares is $0.001 per share.
On June 6, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 100,000,000 to 200,000,000 shares. We expect to file a charter amendment with the State of Delaware to effectuate this increase in the number of shares of our common stock that we are authorized to issue.

Preferred Stock
As of June 30, 2019 and December 31, 2018, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001 per share.
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
The per share weighted average fair value of stock options granted was $11.74 and $8.15 during the three months ended June 30, 2019 and 2018, respectively and $11.28 and $6.26 during the six months ended June 30, 2019 and 2018, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.88% - 2.36%	2.6% - 2.8%	1.88% - 2.57%	2.5% - 2.8%
Expected life (in years)	5	5	5	5
Historical volatility	43.42% - 43.69%	43.7% - 48.4%	43.42% - 43.85%	43.7% - 48.4%

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
Stock Option Plans

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 Plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance under the plan by an additional 4,250,000. On June 2, 2017, the Company's Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000.
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Stock Incentive Plan ("2019 Stock Incentive Plan") to replace the Amended and Restated 2009 Plan, which was set to expire under its terms on June 9, 2019. Under the 2019 Stock Incentive Plan, the number of shares underlying options and other equity awards which remain outstanding, as well as the number of shares that remained available for grant under the 2009 Plan and under the 2000 Plan were incorporated, as of June 6, 2019 into the 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 4,250,000 new shares were authorized for issuance. The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 32,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of June 30, 2019, approximately 4.9 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through June 30, 2019).

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
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan (the "2019 Employee Stock Purchase Plan") to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. On April 22, 2019, at the Annual Meeting of the Stockholders, the Company's stockholders voted to approve the adoption of the 2019 Employee Stock Purchase Plan. There were 1,000,000 shares authorized to be reserved for issuance under the 2019 Employee Stock Purchase Plan. As of June 30, 2019, approximately 1.0 million shares of common stock remained available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2019).
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors has approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of June 30, 2019, approximately 0.3 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through June 30, 2019).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2018	6,266	$12.13
Granted	1,035	27.59
Exercised	(890)	10.23
Cancelled or expired	(178)	14.38
Balance outstanding at June 30, 2019	6,233	$14.91	6.92	$81,143
Options vested and expected to vest	5,435	$14.00	6.61	$75,377
Options exercisable at June 30, 2019	3,168	$12.07	5.09	$49,793

The total fair value of stock options exercised during the six months ended June 30, 2019 was approximately $4.2 million. As of June 30, 2019, there was approximately $21.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.
The following table summarizes information about outstanding and vested stock options as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$5.15 - $7.60	781	6.81	$7.39	399	$7.32
$7.95 - $10.05	768	5.46	9.46	663	9.50
$10.13 - $11.95	768	6.17	10.84	584	10.53
$11.96 - $12.32	76	2.03	12.09	76	12.09
$12.45 - $12.45	843	8.63	12.45	203	12.45
$12.46 - $14.3	876	4.40	13.60	655	13.37
$14.5 - $17.88	664	6.59	16.17	345	16.60
$18.09 - $25.95	675	8.34	22.06	243	20.35
$28.18 - $28.79	453	9.68	28.28	—	—
$29.55 - $29.55	329	9.78	29.55	—	—

	6,233	6.92	$14.91	3,168	$12.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2018	2,690	$15.81	$—
Awarded	1,331	27.45	—
Released	(754)	13.47	—
Forfeited	(214)	17.53	—
Non-vested and outstanding at June 30, 2019	3,053	$20.79	$84,840
Expected to vest	2,043	$19.38	$56,769

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of June 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $59.3 million and the weighted-average remaining vesting period was 3.0 years.
As of June 30, 2019, the Company accrued approximately $2.9 million and $4.8 million in cash awards to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019, respectively.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $9.3 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively, and $16.5 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively.

13.	Restructuring
The Company’s restructuring costs relate to the wind-down of its legacy platform and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential within the Company's Business Segment. The expense associated with this restructuring was approximately $0.2 million and $1.9 million during the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company expects to incur additional restructuring costs through December 31, 2019. There was no restructuring liability as of June 30, 2019. The restructuring liability was approximately $1.0 million as of December 31, 2018. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	June 30, 2019	December 31, 2018
Balance, Beginning of the year	$977	$2,338
Severance and other associated costs	484	4,468
Cash payments	(1,461)	(5,829)
Balance, End of period	$—	$977

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended June 30, 2019 (amounts in thousands):

	June 30,
	2019	2018
Severance and other associated costs	$205	$1,906
Total restructuring costs	$205	$1,906

The following table presents the detail of expenses for the Company's restructuring charges for the six months ended June 30, 2019 (amounts in thousands):

	June 30,
	2019	2018
Severance and other associated costs	$484	$2,084
Total restructuring costs	$484	$2,084

14. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company's favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company's intellectual property and other claims asserted against [24]7 in the original litigation is currently set for October 1, 2019. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously
The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.
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
Complementing LiveEngage are teams of technical, solutions and consulting professionals that have developed deep domain expertise in Conversational Commerce across industries and messaging endpoints. We are positioned as an authority in Conversational Commerce, publishing a proprietary Conversational Quotient™ Index that measures each customer across multiple key indicators to ascertain the sophistication and breadth of their conversational commerce capabilities. Each business is then benchmarked against industry peers to determine their relative progression. We  have developed a Transformation

Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. Our products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of Conversational Commerce and deliver measurable return on investment.
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
We believe that this strategy has influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was greater than 110% in 2018. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased more than 25% in 2018 to approximately $285,000 from approximately $220,000 in 2017. For this same customer set, when examining only the subset that have adopted messaging, the ARPU in 2018 increased to approximately $500,000. When examining customers that have adopted at least three endpoints, the ARPU in 2018 increased into the low seven figures. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. We will continue to focus on adding new messaging endpoints and driving higher adoption of each of these channels within our customer base.
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
Key Metrics
Financial overview of the three months ended June 30, 2019 compared to the three months ended June 30, 2018:

•	Total revenue increased 15% to $71.0 million from $61.7 million

•	Revenue from our Business segment increased 14% to $64.8 million from $56.7 million.

•	Gross profit margin increased to 75% from 74%.

•	Cost and expenses increased 32% to $92.0 million from $69.5 million.

•	Net loss increased to $24.0 million from $8.3 million.

•
Average annual revenue per enterprise and mid-market customer increased approximately 20% to $310,000 for the trailing-twelve-months ended June 30, 2019, as compared to $255,000 for the trailing-twelve-months ended June 30, 2018.

•
For 2019, we have raised our target for enterprise and mid-market revenue retention to a range of 105% to 115%, as compared to greater than 100% in 2018. LivePerson’s second quarter retention rate met our target.  Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Reconciliation of Adjusted EBITDA
GAAP net loss	$(23,987)		$(8,321)		$(42,877)		$(11,524)
Amortization of purchased intangibles	723		711		1,469		1,422
Stock-based compensation	9,305		3,826		16,471		6,264
Depreciation	3,762		3,428		7,643		6,786
Other litigation and consulting costs	1,727	(1)	1,768	(1)	4,144	(3)	3,038	(3)
Acquisition costs	—		—		648		—
Restructuring costs	205	(2)	1,906	(2)	484	(4)	2,084	(4)
Provision for income taxes	699		536		1,292		47
Other expense, net	2,267		(31)		2,201		(160)
Adjusted EBITDA (loss)	$(5,299)		$3,823		$(8,525)		$7,957

(1) Includes litigation costs of $1.1 million and consulting costs of $0.6 million for the three months ended June 30, 2019 and litigation costs of $1.2 million, consulting costs of $0.4 million, and executive relocation costs of $0.2 million for the three months ended June 30, 2018.

(2) Includes severance costs and other compensation related costs of $0.2 million for the three months ended June 30, 2019 and $1.9 million for the three months ended June 30, 2018.
(3) Includes litigation costs of $2.2 million and consulting costs of $1.9 million for the six months ended June 30, 2019 and litigation costs of $2.1 million, consulting costs of $0.4 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the six months ended June 30, 2018

(4) Includes severance costs and other compensation related costs of $0.5 million for the six months ended June 30, 2019 and $2.1 million for the six months ended June 30, 2018.

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

•	adjusted operating income does not consider the impact of acquisition costs;

•	adjusted operating income does not consider the impact of restructuring costs;

•	adjusted operating income does not consider the impact of other costs;

•	other companies, including companies in our industry, may calculate adjusted operating income differently, which reduces its usefulness as a comparative measure.
                Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Reconciliation of Adjusted Operating (Loss) income
Loss before provision for income taxes	$(23,288)		$(7,785)		$(41,585)		$(11,477)
Amortization of purchased intangibles	723		711		1,469		1,422
Stock-based compensation	9,305		3,826		16,471		6,264
Other litigation and consulting costs	1,727	(1)	1,768	(1)	4,144	(3)	3,038	(3)
Restructuring costs	205	(2)	1,906	(2)	484	(4)	2,084	(4)
Acquisition costs	—		—		648		—
Other expense (income), net	2,267		(31)		2,201		(160)
Adjusted operating (loss) income	$(9,061)		$395		$(16,168)		$1,171

(1) Includes litigation costs of $1.1 million and consulting costs of $0.6 million for the three months ended June 30, 2019 and litigation costs of $1.2 million, consulting costs of $0.4 million, and executive relocation costs of $0.2 million for the three months ended June 30, 2018.

(2) Includes severance costs and other compensation related costs of $0.2 million for the three months ended June 30, 2019 and $1.9 million for the three months ended June 30, 2018.
(3) Includes litigation costs of $2.2 million and consulting costs of $1.9 million for the six months ended June 30, 2019 and litigation costs of $2.1 million, consulting costs of $0.4 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the six months ended June 30, 2018

(4) Includes severance costs and other compensation related costs of $0.5 million for the six months ended June 30, 2019 and $2.1 million for the six months ended June 30, 2018.

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
Total revenue of $71.0 million and $61.7 million recognized during the three months ended June 30, 2019 and 2018, respectively, and $137.4 million and $119.9 million recognized during the six months ended June 30, 2019, respectively, under Topic 606, was not materially different from what would have been recognized under Topic 605.

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
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance as of June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $30.1 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

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
As of June 30, 2019, we accrued approximately $2.9 million and $4.8 million in cash awards to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, there was approximately $21.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2019, there was approximately $59.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 3.0 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the six months ended June 30, 2019 and 2018. No customer accounted for approximately 10% of accounts receivable as of June 30, 2019. One customer exceeded 10% of our total accounts receivable as of December 31, 2018.  During the six months ended June 30, 2019 we increased our allowance for doubtful accounts by $0.6 million to approximately $2.9 million. During 2018, we increased our allowance for doubtful accounts by $1.0 million to $2.3 million.
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
Goodwill
In accordance with ASC 350, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized, but reviewed for impairment upon the occurrence of events or changes in circumstances that would reduce the fair value below its carrying amount. Goodwill is required to be tested for impairment at least annually. In September 2011, Financial Accounting Standards Board issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. If it is determined that the fair value of a reporting unit is more likely than not to be less than its carrying value (including unrecognized intangible assets) than it is necessary to perform the second step of the goodwill impairment test. The second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analysis and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to such comparables.
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
Revenue from our Business segment accounted for 91% of total revenue for the three months ended June 30, 2019. Revenue from our Business segment accounted for 92% of total revenue for the three months ended June 30, 2018 and for the six months ended June 30, 2019 and 2018. Revenue attributable to our monthly hosted Business services accounted for 83% and 85% of total Business revenue for the three months ended June 30, 2019 and 2018, respectively. Revenue attributable to our monthly hosted Business services accounted for 84% and 87% of total Business revenue for the six months ended June 30, 2019 and 2018, respectively. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 9% of total revenue for the three months ended June 30, 2019. Revenue from our Consumer segment accounted for approximately 8% of total revenue for the three months ended June 30, 2018 and for the six months ended June 30, 2019 and 2018.
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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock-based compensation expense	$9,305	$3,826	$16,471	$6,264

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
During the first two quarters of 2019, we have made increasing investments in sales and development capacity and marketing programs in order to maximize in-year productivity. These investments have contributed to losses in the first two quarters of 2019.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$64,835	$56,708	14%	$125,830	$110,269	14%
Consumer	6,124	4,952	24%	11,531	9,632	20%
Total	$70,959	$61,660	15%	$137,361	$119,901	15%

Business revenue increased by 14% to $64.8 million and $125.8 million in the three months and six months ended June 30, 2019, respectively, from $56.7 million and $110.3 million in the comparable periods in 2018. The increase in B2B revenue is driven mainly by increases in hosted services of $5.3 million and $9.5 million and in professional services of $2.8 million and $6.1 million year over year during the three months and six months ended June 30, 2019, respectively. Included in hosted services, variable revenue, which includes gainshare and overage revenue, decreased by $2.0 million and $2.3 million during the three months and six months ended June 30, 2019, respectively.
The increase in revenue is primarily attributed to increased contract signings with new customers and greater adoption of conversational commerce solutions by existing customers. In the second quarter, nearly 50% of our enterprise customers had adopted messaging, up from nearly 35% in the prior year period. LivePerson has developed a large ecosystem of conversational messaging endpoints that integrates to our platform, and is driving adoption of these endpoints along with bots and AI across care, sales, marketing, and brick and mortar use cases. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and midmarket customer increased approximately 20% year over year to $310,000 in the trailing twelve months ended June 30, 2019, from $255,000 in the prior year period. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and midmarket customers was within our target range of 105% to 115% for the period ended June 30, 2019, which marked the 10th consecutive quarter of a greater than 100% revenue retention rate. Finally, as we add sales capacity we are also increasing the number of deals we sign. Total deals signed increased 50% year over year in the second quarter of 2019.
Consumer revenue increased by 24% and 20% to $6.1 million and $11.5 million in the three months and six months ended June 30, 2019, respectively, from $5.0 million and $9.6 million in the comparable periods in 2018. This variance is driven by an increase in price per minute and in volume of chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$16,960	$15,086	12%	$34,622	$28,004	24%
Percentage of total revenue	24%	24%		25%	23%
Headcount (at period end):	212	234	(9)%	212	234	(9)%
Cost of revenue increased by 12% to $17.0 million in the three months ended June 30, 2019, from $15.1 million in the comparable period in 2018. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $1.5 million and in primary and backup server facilities, depreciation, and allocated overhead cost related to supporting our server and network infrastructure of approximately $0.7 million. This was partially offset by a decrease in total compensation and related costs for customer service and network operations personnel of approximately $0.3 million.
Cost of revenue increased by 24% to $34.6 million in the six months ended June 30, 2019, from $28.0 million in the comparable period in 2018. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $3.5 million, in primary and backup server facilities, depreciation, and allocated overhead cost related to supporting our server and network infrastructure of approximately $2.1 million and in total compensation and related costs for customer service and network operations personnel of approximately $1.0 million.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$1,089	$950	15%	$2,076	$1,986	5%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	14	17	(18)%	14	17	(18)%
Cost of revenue increased by 15% to $1.1 million in the three months ended June 30, 2019, from the comparable period in 2018. This variance was primarily attributable to increases in backup server facilities and allocated occupancy costs and overhead in credit card processing fees of approximately $0.2 million.
Cost of revenue increased by 5% to $2.1 million in the six months ended June 30, 2019, from the comparable period in 2018. This variance was primarily attributable to increases in backup server facilities and allocated occupancy costs and overhead in credit card processing fees of approximately $0.2 million offset partially by decreases in total compensation and related costs for customer service and network operations personnel of approximately $0.1 million.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$35,568	$23,339	52%	$65,660	$45,062	46%
Percentage of total revenue	50%	38%		48%	38%
Headcount (at period end):	475	315	51%	475	315	51%
Sales and marketing expenses increased by 52% to $35.6 million in the three months ended June 30, 2019 from $23.3 million in the comparable period in 2018. This variance was primarily attributable to an increase in salaries and related costs of approximately $8.0 million as we expanded sales capacity by adding sales reps, sales development reps and partner managers. The Company believes the market is moving from early adopters to mainstream, and is adding sales capacity to address demand. In addition, there was an increase in business services and outsourced subcontracted labor of approximately $1.8 million, an increase in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $1.5 million, and an increase in allocated occupancy costs and overhead, depreciation, and software to support our sales personnel of approximately $1.0 million.
Sales and marketing expenses increased by 46% to $65.7 million in the six months ended June 30, 2019 from $45.1 million in the comparable period in 2018. This variance was primarily attributable to an increase in salaries and related costs of approximately $13.8 million as we expanded sales capacity by adding sales reps, sales development reps and partner managers. In addition, there was an increase in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $3.1 million, an increase in allocated occupancy costs and overhead, depreciation, and software to support our sales personnel of approximately $2.2 million, and an increase in business services and outsourced subcontracted labor of approximately $2.1 million.This was offset partially by a decrease in recruiting costs of approximately $0.5 million.

Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$3,775	$2,053	84%	$6,719	$4,461	51%
Percentage of total revenue	5%	3%		5%	4%
Headcount (at period end):	14	12	17%	14	12	17%
Sales and marketing expenses increased by 84% and 51% to $3.8 million and $6.7 million in the three and six months ended June 30, 2019, respectively, from $2.1 million and $4.5 million in the comparable periods in 2018. This variance was primarily attributable to increases in advertising and online expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
General and administrative	$13,763	$11,499	20%	$27,930	$21,622	29%
Percentage of total revenue	19%	19%		20%	18%
Headcount (at period end):	151	114	32%	151	114	32%
General and administrative expenses increased by 20% to $13.8 million in the three months ended June 30, 2019 from $11.5 million in the comparable period in 2018. This variance was primarily attributable to an increase in total compensation expenses of approximately $2.8 million, in part due to the build out of the Company's recruiting and HR capabilities. Other factors include an increase in business services and outsourced labor of approximately $1.2 million and in consulting fees relating to procurement of $0.5 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $1.7 million and the nonrecurrence of debt issuance costs and executive relocation costs in 2018 of approximately $0.5 million.
General and administrative expenses increased by 29% to $27.9 million in the six months ended June 30, 2019 from $21.6 million in the comparable period in 2018. This variance was primarily attributable to an increase in total compensation expenses of approximately $5.2 million, in part due to the build out of the Company's recruiting and HR capabilities. Other factors include an increase in business services and outsourced labor of approximately $2.2 million and in consulting fees relating to procurement and pricing strategies of $1.8 million and deal costs of $0.6 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $2.7 million and the nonrecurrence of executive recruitment, relocation, and debt issuance costs in 2018 of approximately $0.8 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Product development	$20,182	$14,219	42%	$38,355	$27,471	40%
Percentage of total revenue	28%	23%		28%	23%
Headcount (at period end):	418	367	14%	418	367	14%
Product development costs increased by 42% to $20.2 million in the three months ended June 30, 2019 from $14.2 million in the comparable period in 2018.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $2.9 million, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.9 million, and in outsourcing and business services of approximately $1.2 million.
Product development costs increased by 40% to $38.4 million in the six months ended June 30, 2019 from $27.5 million in the comparable period in 2018.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $4.9 million, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $3.8 million, and in outsourcing and business services of approximately $2.2 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage. In accordance with ASC 350-40 - "Internal- Use Software," as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three and six months ended June 30, 2019, $7.2 million and $12.6 million was capitalized, respectively, compared to $2.2 million and $4.7 million in the comparable periods in 2018.
Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$205	$1,906	(89)%	$484	$2,084	(77)%
Percentage of total revenue	—%	3%		—%	2%
Restructuring costs decreased by 89% and 77% to approximately $0.2 million and $0.5 million during the three months and six months ended June 30, 2019, respectively, from $1.9 million and $2.1 million in the comparable periods in 2018. This variance was primarily attributable to a decrease of severance costs . Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$438	$424	3%	$899	$848	6%
Percentage of total revenues	1%	1%		1%	1%
Amortization expense for purchased intangibles increased by 3% and 6% to $0.4 million and $0.9 million in the three and six months ended June 30, 2019, respectively, from $0.4 million and $0.8 million in the comparable periods in 2018. This variance was primarily attributable to amortization of acquisitions capitalized during the fourth quarter of 2018.
Additional amortization expense in the amount of $0.3 million and $0.6 million in the three and six months ended June 30, 2019 and 2018 is included in cost of revenue.
Other Income, net
Other income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Other (expense) income, net	$(2,267)	$31	(7,413)%	$(2,201)	$160	(1,476)%
Other expense, net increased to $2.3 million and $2.2 million in the three and six months ended June 30, 2019, respectively, from other income, net of $0.1 million and $0.2 million in the comparable periods in 2018 due to interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the "Notes") partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.

Provision For Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$699	$536	30%	$1,292	$47	2,649%
Provision for income taxes increased to $0.7 million and $1.3 million in the three and six months ended June 30, 2019, respectively, from $0.5 million and $0.1 million in the comparable periods in 2018. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $24.0 million in the three months ended June 30, 2019 compared to a net loss of $8.3 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, there were increases in revenue of approximately $9.3 million, increases in operating expenses of approximately $22.5 million, increases in other (expense) income, net of approximately $2.3 million, and increase in provision for income taxes of approximately $0.2 million.
We had a net loss of $42.9 million in the six months ended June 30, 2019 compared to a net loss of $11.5 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, there were increases in revenue of approximately $17.5 million, increases in operating expenses of approximately $45.2 million, increases in other (expense) income, net of approximately $2.4 million, and increase in provision for income taxes of approximately $1.2 million.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(28,912)	$(2,007)
Cash flows used in investing activities	(21,675)	(8,821)
Cash flows provided by financing activities	208,986	24,322
As of June 30, 2019, we had approximately $224.7 million in cash and cash equivalents, an increase of approximately $158.3 million from December 31, 2018. The increase is primarily attributable to cash provided by investing activities relating to issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements, and cash provided by financing activities relating to issuance of common stock. This was partially offset by purchases of capped calls, as described in Note 8 to the Condensed Consolidated Financial Statements, fixed assets for our co-location facilities and capitalization of internally developed software, and debt issuance costs, as well as decreases in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable.
Net cash used in operating activities was $28.9 million for the six months ended June 30, 2019 and consisted primarily of net loss, a decrease in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, accretion of debt discount, and amortization of purchased intangibles. The increase in deferred revenue was primarily related to changes in our billing terms for some of our larger customers. Net cash used in operating activities was $2.0 million for the six months ended June 30, 2018 and consisted primarily of net loss and increases in prepaid expenses and other current assets and accounts receivable and decreases in accrued expenses. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The increase in accounts receivable and deferred revenue was primarily related to changes in our billing terms for some of our larger customers.
Net cash used in investing activities was $21.7 million in the six months ended June 30, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $8.8 million in the six months ended June 30, 2018 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software and the BotCentral assets acquired, partially offset by a release of restricted cash used with foreign currency forward contracts.

Net cash provided by financing activities was $209.0 million in the six months ended June 30, 2019 and consisted primarily of proceeds from issuance of the Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the Notes was approximately $221.0 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements. Net cash provided by financing activities was $24.3 million in the six months ended June 30, 2018. This was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2019, we had an accumulated deficit of approximately $230.4 million.
Our principal source of liquidity is the net proceeds from the issuance of our convertible senior notes, after deducting purchaser discounts and debt issuance costs paid by us, issuance of common stock in connection with the exercise of options, and payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next twelve (12) months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.
Off-Balance Sheet Arrangements
We do not engage in off-balance sheet financing arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended June 30, 2019, the U.S. dollar appreciated by approximately 1% as compared to the NIS while the exchange rate remained flat during the six months ended June 30, 2019. During the three and six months ended June 30, 2019, expenses generated by our Israeli operations totaled approximately $16.0 million and $30.5 million. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risks
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2019, our allowance for doubtful accounts increased by $0.6 million to approximately $2.9 million. During the year ended December 31, 2018, our allowance for doubtful accounts increased by $1.0 million to approximately $2.3 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for October 1, 2019. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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
There were no unregistered sales of equity securities by the issuer during the three months ended June 30, 2019.

Purchase of Equity Securities by the Issuer
There were no repurchases of equity securities by the issuer during the three months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	#	LivePerson, Inc. 2019 Stock Incentive Plan

10.2	#	LivePerson, Inc. 2019 Employee Stock Purchase Plan

31.1	*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
**    Furnished herewith
#    Management contract or compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	August 2, 2019	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	August 2, 2019	By:	/s/ CHRISTOPHER E. GREINER
		Name:	Christopher E. Greiner
		Title:	Chief Financial Officer (principal financial and accounting officer)