Form 10-Q
period 2019-09-30
LIVEPERSON INC
filed 2019-11-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 5, 2019, 66,198,311 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)

	September 30, 2019	December 31, 2018
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205,153	$66,449
Accounts receivable, net of allowance for doubtful accounts of $2,894 and $2,276 as of September 30, 2019 and December 31, 2018, respectively	53,787	46,023
Prepaid expenses and other current assets	41,806	22,613
Total current assets	300,746	135,085
Operating lease right of use asset	14,521	—
Property and equipment, net	66,859	43,735
Intangibles, net	12,303	13,832
Goodwill	94,928	95,031
Deferred tax assets	717	713
Other assets	1,855	1,707
Total assets	$491,929	$290,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,152	$8,174
Accrued expenses and other current liabilities	50,290	50,662
Deferred revenue	72,115	55,015
Operating lease liability	6,015	—
Total current liabilities	137,572	113,851
Deferred revenue	1,064	222
Convertible senior notes, net	176,392	—
Other liabilities	217	4,205
Operating lease liability, net of current portion	12,323	—
Deferred tax liability	1,299	1,096
Total liabilities	328,867	119,374

Commitments and contingencies (see note 11 in the notes to the Condensed Consolidated Financial Statement)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value - 100,000,000 shares authorized, 66,035,099 shares issued and outstanding and 63,676,229 shares issued and outstanding, respectively	66	64
Additional paid-in capital	425,546	362,590
Treasury stock, at cost; 2,704,706 and 2,681,285 shares, respectively	(3)	(3)
Accumulated deficit	(256,240)	(187,491)
Accumulated other comprehensive loss	(6,307)	(4,431)
Total stockholders’ equity	163,062	170,729
Total liabilities and stockholders’ equity	$491,929	$290,103

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$75,175	$64,213	$212,536	$184,114
Costs and expenses (1) (2)
Cost of revenue (3)	20,120	15,689	56,818	45,679
Sales and marketing	41,774	26,748	114,153	76,271
General and administrative	13,958	11,972	41,889	33,594
Product development	20,577	13,484	58,932	40,955
Restructuring costs	1,425	722	1,909	2,806
Amortization of purchased intangibles	447	424	1,346	1,272
Total costs and expenses	98,301	69,039	275,047	200,577
Loss from operations	(23,126)	(4,826)	(62,511)	(16,463)
Other expense, net	(1,810)	(213)	(4,011)	(53)
Loss before provision for income taxes	(24,936)	(5,039)	(66,522)	(16,516)
Provision for income taxes	936	2,004	2,227	2,051
Net loss	$(25,872)	$(7,043)	$(68,749)	$(18,567)

Net loss per share of common stock:
Basic	$(0.41)	$(0.12)	$(1.10)	$(0.32)
Diluted	$(0.41)	$(0.12)	$(1.10)	$(0.32)

Weighted-average shares used to compute net loss per share:
Basic	63,014,802	60,014,246	62,268,439	58,667,289
Diluted	63,014,802	60,014,246	62,268,439	58,667,289

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$763	$220	$1,911	$604
Sales and marketing	2,050	1,472	5,744	3,731
General and administrative	2,605	1,368	7,995	3,390
Product development	3,650	1,014	9,889	2,613

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,208	$1,934	$6,192	$5,781
Sales and marketing	423	388	1,210	1,115
General and administrative	221	275	677	795
Product development	1,305	960	3,726	2,652
(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$285	$285	$854	$859

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(25,872)	$(7,043)	$(68,749)	$(18,567)
Foreign currency translation adjustment	1,676	376	1,876	1,303
Comprehensive loss	$(24,196)	$(6,667)	$(66,873)	$(17,264)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Three Months Ended September 30,
	2019								2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at June 30	65,399	$66	(2,704)	$(3)	$412,253	$(230,368)	$(4,631)	$177,317	62,367	$62	(2,682)	$(3)	$337,238	$(173,983)	$(3,462)	$159,852
Common stock issued upon exercise of stock options	461	—	—	—	5,647	—	—	5,647	566	1	—	—	9,754	—	—	9,755
Common stock issued upon vesting of restricted stock units	142	—	—	—	—	—	—	—	110	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,486	—	—	6,486	—	—	—	—	4,074	—	—	4,074
Common stock issued under Employee Stock Purchase Plan	33	—	—	—	1,160	—	—	1,160	28	—	—	—	636	—	—	636
Net loss	—	—	—	—	—	(25,872)	—	(25,872)	—	—	—	—	—	(7,043)	—	(7,043)
Other comprehensive income (loss)		—	—	—	—	—	(1,676)	(1,676)		—	—	—	—	—	(376)	(376)
Balance at September 30	66,035	$66	(2,704)	$(3)	$425,546	$(256,240)	$(6,307)	$163,062	63,071	$63	(2,682)	$(3)	$351,702	$(181,026)	$(3,838)	$166,898

Nine Months Ended September 30,
	2019								2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018 and 2017	63,676	$64	(2,681)	$(3)	$362,590	$(187,491)	$(4,431)	$170,729	59,664	$60	(2,588)	$(3)	$305,676	$(163,135)	$(2,535)	$140,063
Common stock issued upon exercise of stock options	1,351	1	—	—	14,727	—	—	14,728	2,874	3	—	—	34,168	—	—	34,171
Common stock issued upon vesting of restricted stock units	896	1	—	—	—	—	—	1	334	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,175	—	—	18,175	—	—	—	—	10,338	—	—	10,338
Common stock issued under Employee Stock Purchase Plan	112	—	—	—	3,033	—	—	3,033	113	—	—	—	1,865	—	—	1,865
Common stock repurchase	—	—	(23)	—	(709)	—	—	(709)	—	—	(94)	—	(1,345)	—	—	(1,345)
ASC 606 prior period adjustment (see note 1)	—	—	—	—	—	—	—	—	—	—	—	—	—	676	—	676
Issuance of common stock in connection with acquisitions (see note 9)	—	—	—	—	—	—	—	—	86	—	—	—	1,000	—	—	1,000
Equity component of convertible senior notes	—	—	—	—	52,900	—	—	52,900	—	—	—	—	—	—	—	—
Equity component of convertible senior notes issuance costs	—	—	—	—	(1,986)	—	—	(1,986)	—	—	—	—	—	—	—	—
Purchase of capped call option	—	—	—	—	(23,184)	—	—	(23,184)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(68,749)	—	(68,749)	—	—	—	—	—	(18,567)	—	(18,567)
Other comprehensive loss	—	—	—	—	—	—	(1,876)	(1,876)	—	—	—	—	—	—	(1,303)	(1,303)
Balance at September 30	66,035	$66	(2,704)	$(3)	$425,546	$(256,240)	$(6,307)	$163,062	63,071	$63	(2,682)	$(3)	$351,702	$(181,026)	$(3,838)	$166,898

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(68,749)	$(18,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,539	10,338
Depreciation	11,805	10,343
Amortization of purchased intangibles	2,200	2,131
Amortization of debt issuance costs	663	—
Accretion of debt discount on convertible senior notes	5,278	—
Amortization of tenant allowance	(387)	(204)
Changes in fair value of contingent consideration	(328)	—
Deferred income taxes	198	179
Provision for doubtful accounts	1,570	1,326
Changes in operating assets and liabilities:
Accounts receivable	(9,334)	(15,127)
Prepaid expenses and other current assets	(19,192)	(11,370)
Other assets	(144)	(218)
Accounts payable	(419)	571
Accrued expenses and other current liabilities	(7,300)	(8,849)
Deferred revenue	17,942	22,381
Other liabilities	214	(42)
Net cash used in operating activities	(40,444)	(7,108)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(33,559)	(13,832)
Cash held as collateral for foreign exchange forward contracts	—	1,451
Payments for acquisitions and intangible assets, net of cash acquired	(695)	(1,502)
Net cash used in investing activities	(34,254)	(13,883)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	230,000	—
Payment of issuance costs in connection with convertible senior notes	(8,618)	—
Purchase of capped call option	(23,184)	—
Payments related to contingent consideration	(487)	—
Proceeds from issuance of common stock in connection with the exercise of options	17,761	32,712
Repurchase of common stock	(709)	(1,345)
Net cash provided by financing activities	214,763	31,367
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,361)	(140)
CHANGE IN CASH AND CASH EQUIVALENTS	138,704	10,236
CASH AND CASH EQUIVALENTS - Beginning of the period	66,449	56,115
CASH AND CASH EQUIVALENTS - End of the period	$205,153	$66,351

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,126	$5,524

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,694	$550
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 22, 2018	$—	$1,000
Debt offering costs, accrued but not paid	$18	$—

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
LivePerson makes life easier by transforming how people communicate with brands. During the past decade, consumers have made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. The Company’s technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see products in the store, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. LivePerson calls these AI and human-assisted conversational experiences over messaging Conversational Commerce.
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
Complementing LiveEngage are teams of technical, solutions and consulting professionals that have developed deep domain expertise in Conversational Commerce across industries and messaging endpoints. The Company is positioned as an authority in Conversational Commerce, publishing a proprietary Conversational Quotient™ Index that measures each customer across multiple key indicators to ascertain the sophistication and breadth of their conversational commerce capabilities. Each business is then benchmarked against industry peers to determine their relative progression. The Company has developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and often times inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of Conversational Commerce and deliver measurable return on investment.
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
Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2019, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited consolidated financial statements at that date.
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
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016‑13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” , which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, “ Codification Improvements to Topic 326, Financial Instruments- Credit Losses ”, which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments-Credit Losses . Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases . In April 2019, the FASB issued ASU 2019-04,  "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, " Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ", which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by instrument basis) for eligible financial assets measured at amortized cost basis. These ASUs are effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2018, the FASB issued ASU No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification ("ASC") 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-230 on its consolidated financial statements.
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

The Company adopted ASU No. 2016-02, "Leases" (Topic 842), as of January 1, 2019 using the modified transition approach. The modified transition approach provides a method for recording existing leases at adoption. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). For its long-term operating lease, the Company recognized a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations. Variable lease payments include lease operating expenses. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $14.5 million and $18.3 million, respectively, as of September 30, 2019. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Total revenue of $75.2 million and $64.2 million recognized during the three months ended September 30, 2019 and 2018 and $212.5 million and $184.1 million recognized during the nine months ended September 30, 2019 and 2018, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $37.8 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of September 30, 2019	As of December 31, 2018
Hosted services – Business	$67,010	$52,232
Professional services – Business	5,105	2,783
Total deferred revenue - short term	$72,115	$55,015

Hosted services – Business	$818	$19
Professional services – Business	246	203
Total deferred revenue - long term	$1,064	$222

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Hosted services – Business	$57,824	$50,046	$163,033	$145,805
Hosted services – Consumer	6,704	4,876	18,235	14,508
Professional services	10,647	9,291	31,268	23,801
Total revenue	$75,175	$64,213	$212,536	$184,114

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$44,130	$37,033	$124,034	$106,676
Other Americas (1)	3,814	2,402	8,466	6,208
Total Americas	47,944	39,435	132,500	112,884
EMEA (2) (4)	19,308	18,536	57,332	52,974
APAC (3)	7,923	6,242	22,704	18,256
Total revenue	$75,175	$64,213	$212,536	$184,114
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $12.3 million and $11.1 million for the three months ended September 30, 2019 and 2018, respectively, and $36.9 million and $34.7 million for the nine months ended September 30, 2019 and 2018, respectively, and from the Netherlands of $2.4 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $7.5 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Accounts Receivable	Unbilled Receivable	Prepaid Commissions	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2018	$34,211	$11,812	$13,361	$55,015	$222
Increase, net	5,876	1,888	11,033	17,100	842
Ending Balance as of September 30, 2019	$40,087	$13,700	$24,394	$72,115	$1,064

As of September 30, 2019, the Company expects to recognize the long term performance obligations in 2020.

3. Net Loss Per Share

The Company calculates earnings per share (“EPS”) in accordance with the provisions of ASC 260-10. Under the guidance, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.
Diluted net loss per common share for the three and nine months ended September 30, 2019 does not include the effect of 8,905,707 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine months ended September 30, 2018 does not include the effect of 9,168,450 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic	63,014,802	60,014,246	62,268,439	58,667,289
Effect of assumed exercised options	—	—	—	—
Diluted	63,014,802	60,014,246	62,268,439	58,667,289

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
Summarized financial information by segment for the three months ended September 30, 2019, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$57,824	$—	$—	$57,824
Hosted services – Consumer	—	6,704	—	6,704
Professional services	10,647	—	—	10,647
Total revenue	68,471	6,704	—	75,175
Cost of revenue	18,950	1,170	—	20,120
Sales and marketing	37,512	4,262	—	41,774
Amortization of purchased intangibles	447	—	—	447
Unallocated corporate expenses	—	—	35,960	35,960
Operating income (loss)	$11,562	$1,272	$(35,960)	$(23,126)

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

Summarized financial information by segment for the nine months ended September 30, 2019, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$163,033	$—	$—	$163,033
Hosted services – Consumer	—	18,235	—	18,235
Professional services	31,268	—	—	31,268
Total revenue	194,301	18,235	—	212,536
Cost of revenue	53,572	3,246	—	56,818
Sales and marketing	103,171	10,982	—	114,153
Amortization of purchased intangibles	1,346	—	—	1,346
Unallocated corporate expenses	—	—	102,730	102,730
Operating income (loss)	$36,212	$4,007	$(102,730)	$(62,511)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information
The Company is domiciled in the United States and has international operations in Israel, the United Kingdom, Asia-Pacific and Australia, Latin America and Western Europe, particularly France, Germany and the Netherlands. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	September 30,	December 31,
	2019	2018
United States	$148,284	$122,019
Israel	16,276	13,598
Australia	9,992	8,970
Netherlands	7,657	7,426
Other (1)	8,975	3,130
Total long-lived assets	$191,182	$155,143

(1) United Kingdom, Germany, Japan, France and Italy

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2018	$87,007	$8,024	$95,031
Adjustments to goodwill:
Foreign exchange adjustment	(103)	—	(103)
Balance as of September 30, 2019	$86,904	$8,024	$94,928

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,389	$(24,780)	$5,609	5.3 years
Customer relationships	16,959	(12,659)	4,300	8.4 years
Patents	3,036	(669)	2,367	12.7 years
Other	262	(235)	27	2.7 years
Total	$50,646	$(38,343)	$12,303

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,447	$(23,615)	$6,832	5.3 years
Customer relationships	17,219	(11,786)	5,433	8.4 years
Patents	2,074	(534)	1,540	12.4 years
Other	262	(235)	27	2.7 years
Total	$50,002	$(36,170)	$13,832

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2.2 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2019	$1,211
2020	2,716
2021	2,504
2022	2,145
2023	898
2024	701
Thereafter	2,128
Total	$12,303

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2019	December 31, 2018
Computer equipment and software	$86,676	$79,161
Internal-use software development costs	43,933	19,240
Furniture, equipment and building improvements	16,246	14,132
	146,855	112,533
Less: accumulated depreciation	(79,996)	(68,798)
Total	$66,859	$43,735

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	September 30, 2019	December 31, 2018
Payroll and other employee related costs	$19,838	$19,014
Professional services and consulting and other vendor fees	15,201	17,461
Unrecognized tax benefits	1,472	1,913
Sales commissions	7,035	6,239
Contingent earn-out (see Note 9 and 10)	1,557	2,372
Restructuring (see Note 13)	727	977
Other	4,460	2,686
Total	$50,290	$50,662

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
During the nine months ended September 30, 2019, the conditions allowing holders of the Notes to convert were not met.

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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of September 30, 2019
Principal	$230,000
Unamortized discount	(47,622)
Unamortized issuance costs	(5,986)
Net carrying amount	$176,392
The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of September 30, 2019
Proceeds allocated to the conversion options (debt discount)	$52,900
Issuance costs	(1,986)
Net carrying amount	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Contractual interest expense	$417	$992
Amortization of issuance costs	287	663
Amortization of debt discount	2,288	5,278
Total interest expense	$2,992	$6,933

The remaining term over which the debt discount and debt issuance costs will be amortized is 4.4 years. The effective interest rate on the debt was 6.18% for the period ended September 30, 2019. Interest expense of $3.0 million and $6.9 million is reflected as a component of Other expense, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which includes approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During the nine months ended September 30, 2019, the company assessed this earn-out and recorded a $0.2 million fair value re-measurement adjustment, which was recorded in loss from operations as an increase in general and administrative expenses. During the nine months ended September 30, 2019, the Company made $0.5 million of payments in earn-out consideration, with potential future earn-out payments of $0.4 million at September 30, 2019.
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
Conversable, Inc.
In September 2018, the Company acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform, headquartered in Austin, Texas, for an aggregate estimated purchase price of $5.7 million. The estimated purchase price consisted of $1.3 million in cash, approximately $2.9 million in shares of common stock of the Company, and a potential earn-out consideration of $1.5 million in cash, which is based on achieving certain targeted financial, strategic, and integration objectives and milestones and is included as part of the purchase price. During the nine months ended September 30, 2019, the company assessed this earn-out and recorded a $0.5 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease in general and administrative expenses. The ending balance as of September 30, 2019 is $1.0 million. This transaction was accounted for under the purchase method of accounting and was based upon the estimated fair value of Conversable, Inc.'s net tangible and identifiable intangible assets as of the date of acquisition.
The purchase price allocation resulted in approximately $5.5 million of goodwill and approximately $0.5 million of intangible assets. The goodwill will be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. The allocation of the purchase price to net book value of acquired assets and liabilities resulted in a net liability of $0.3 million, which includes accounts receivable, property and equipment, accrued expenses, and deferred revenue. Transaction costs of $0.3 million were expensed during the nine months ended September 30, 2019.
Conversable Inc.’s capabilities will accelerate the ongoing expansion of the Company's Conversational Commerce solutions and enhance the Company’s ability to deliver proactive and personalized content and services when and where the customer needs it, helping consumers find immediate service through messaging. Conversable, Inc. is included in the Company's business segment.

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

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2019 and December 31, 2018, are summarized as follows (amounts in thousands).

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,877	$—	$—	$2,877	$2,828	$—	$—	$2,828
Total assets	$2,877	$—	$—	$2,877	$2,828	$—	$—	$2,828

Liabilities:
Contingent earn-out	$—	$—	$1,557	$1,557	$—	$—	$2,372	$2,372
Total liabilities	$—	$—	$1,557	$1,557	$—	$—	$2,372	$2,372

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of September 30, 2019, the fair value of the Notes, as further described in Note 8 above, was approximately $190.6 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the nine months ended September 30, 2019, the contingent earn-out decreased by $0.8 million due to a decrease in re-measurement to fair value of Conversable, Inc. of $0.5 million and cash payments of $0.5 million, offset in part by an increase of re-measurement to fair value of Advantage, Inc. of $0.2 million.
As a result, the contingent earn-out balance was $1.6 million as of September 30, 2019. See Note 9 of the Notes to Condensed Consolidated Financial Statements for a full description of the acquisition.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2019	December 31, 2018
Balance, Beginning of period	$2,372	$—
Conversable, Inc. fair value adjustment (see Note 9)	(496)	1,496
AdvantageTec Inc. fair value adjustment (see Note 9)	168	876
Cash payment	(487)	—
Balance, End of period	$1,557	$2,372

Derivative Financial Instruments
The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. The Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings. As of September 30, 2019, the Company is not party to any foreign currency forward contracts and does not have any restricted cash balance.
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
Contractual Obligations

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company leases facilities and certain car leases (the "leases") under agreements accounted for as operating leases. The leases have initial lease terms ranging from 1 years to 10 years. Payments due under the lease contracts include primarily fixed payments. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Currently, there are no operating leases where we believe it is reasonably certain that the Company will exercise any option to extend the initial term.
The Company has evaluated its facility leases and determined which leases met the definition of the new standard in accordance with Topic 842. The Company also performed an evaluation of their other contracts with suppliers in accordance with Topic 842 and have determined that, except for the facilities and car leases described above, none of its supply contracts contain a lease. Further, the Company has made an accounting policy election to keep leases with a term of twelve months or less off the balance sheet. This policy applies to all classes of the underlying assets. The Company will recognize those lease payments and associated interest expense in the consolidated statement of operations evenly over the lease term.
In connection with the leases, the Company recognized operating lease right-of-use assets of $14.5 million and an aggregate lease liability of $18.3 million in its condensed consolidated balance sheet as of September 30, 2019.
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

As of September 30, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset	$14,521

Current operating lease liability	6,015
Long term operating lease liability	12,323
Total operating lease liability	$18,338

Weighted Average Remaining Lease Term
Operating leases	3.8 years

Weighted Average Discount Rate
Operating leases	7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months and nine months ended September 30, 2019, there were $1.9 million and $5.0 million of cash payments for operating leases, respectively. The undiscounted future lease payments under the lease liability as of September 30, 2019 were as follows (amounts in thousands):

Year ending December 31:	As of September 30, 2019
2019 (remaining three months)	$1,899
2020	6,429
2021	4,962
2022	3,674
2023	1,885
2024	1,114
Thereafter	807
Total undiscounted lease payments	20,770
Less: present value adjustment	(2,432)
Total operating lease liability	$18,338

Rental expense for operating leases and other service agreements was approximately $3.3 million and $2.9 million for the three months ended, September 30, 2019 and 2018, respectively, and $9.3 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. In 2018, the Company provided for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Beginning in 2019, the Company's 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.8 million and $0.4 million of employer matching contributions for the three months ended September 30, 2019 and 2018, respectively and $2.5 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Letters of Credit
As of September 30, 2019, the Company has a $1.8 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the nine months ended September 30, 2019.

12.	Stockholders’ Equity
Common Stock
As of September 30, 2019, there were 100,000,000 shares of common stock authorized, and 66,035,099 shares issued and outstanding. As of December 31, 2018, there were 100,000,000 shares of common stock authorized, and 63,676,229 shares issued and outstanding. The par value for common shares is $0.001 per share.
On June 6, 2019, our stockholders approved an amendment to our charter to increase the number of shares of our common stock that we are authorized to issue from 100,000,000 to 200,000,000 shares. We expect to file a charter amendment in the near future with the State of Delaware to effectuate this increase in the number of shares of our common stock that we are authorized to issue.

Preferred Stock
As of September 30, 2019 and December 31, 2018, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Repurchase Program
From 2012 through 2018, the Company had a stock repurchase program in place pursuant to which the Company was authorized to repurchase shares of its common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. The timing and actual number of shares repurchased depended on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements and other market conditions. The program was discontinued at the end of 2018. The Company may or may not enter into a new stock repurchase program in the future.

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
The per share weighted average fair value of stock options granted was $13.07 and $10.13 during the three months ended September 30, 2019 and 2018, respectively and $11.58 and $6.62 during the nine months ended September 30, 2019 and 2018, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.83%	2.8% - 2.9%	1.83% - 2.57%	2.5% - 2.9%
Expected life (in years)	5	5	5	5
Historical volatility	43.71%	43.5% - 43.7%	43.42%	43.5% - 48.4%

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
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Stock Incentive Plan ("2019 Stock Incentive Plan") to replace the Amended 2009 Plan, which was set to expire under its terms on June 9, 2019. Under the 2019 Stock Incentive Plan, the number of shares underlying options and other equity awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

which remain outstanding, as well as the number of shares that remained available for grant, under the Amended 2009 Plan and under the Amended 2000 Plan were incorporated, as of June 6, 2019, into the 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 4,250,000 new shares were authorized for issuance. The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 32,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2019, approximately 4.7 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through September 30, 2019).

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
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan (the "2019 Employee Stock Purchase Plan") to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of September 30, 2019, approximately 1.0 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2019).
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors has approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of September 30, 2019, approximately 0.3 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through September 30, 2019).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2018	6,266	$12.13
Granted	1,264	28.38
Exercised	(1,351)	10.91
Cancelled or expired	(264)	14.25
Balance outstanding at September 30, 2019	5,915	$15.78	6.99	$117,808
Options vested and expected to vest	5,150	$14.70	6.67	$108,146
Options exercisable at September 30, 2019	2,883	$12.01	5.11	$68,279

The total fair value of stock options exercised during the nine months ended September 30, 2019 was approximately $7.0 million. As of September 30, 2019, there was approximately $22.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about outstanding and vested stock options as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$5.15 - $7.60	684	6.77	$7.43	385	$7.38
$7.95 - $10.05	664	5.07	9.48	599	9.51
$10.13 - $11.95	645	6.08	10.85	499	10.54
$11.96 - $12.32	65	1.75	12.07	65	12.07
$12.45 - $12.45	830	8.38	12.45	249	12.45
$12.46 - $14.3	829	4.14	13.61	611	13.36
$14.5 - $17.88	619	6.62	16.15	299	16.64
$18.09 - $28.18	815	9.15	24.19	176	21.58
$28.23 - $29.55	564	9.57	29.10	—	—
$29.55 - $29.55	200	9.81	32.37	—	—

	5,915	6.99	$15.78	2,883	$12.01

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2018	2,690	$15.89	$—
Awarded	1,575	28.24	—
Released	(896)	13.81	—
Forfeited	(379)	18.27	—
Non-vested and outstanding at September 30, 2019	2,990	$21.98	$106,754
Expected to vest	2,029	$20.52	$72,421

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of September 30, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $59.1 million and the weighted-average remaining vesting period was 2.9 years.
As of September 30, 2019, the Company accrued approximately $2.6 million and $7.4 million in cash awards to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019, respectively.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $9.1 million and $4.1 million for the three months ended September 30, 2019 and 2018, respectively, and $25.5 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively.

13.	Restructuring
The Company’s restructuring costs relate to the wind-down of its legacy platform and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential within the Company's Business Segment. The expense associated with this restructuring was approximately $1.4 million and $0.7 million during the three months ended September 30, 2019 and 2018, respectively, and $1.9 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively. The Company expects to incur additional restructuring costs through December 31, 2019. The restructuring liability was approximately $0.7 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	As of September 30, 2019	December 31, 2018
Balance, Beginning of the year	$977	$2,338
Severance and other associated costs	1,909	4,468
Cash payments	(2,159)	(5,829)
Balance, End of period	$727	$977

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended September 30, 2019 (amounts in thousands):

	Three Months Ended September 30,
	2019	2018
Severance and other associated costs	$1,425	$722
Total restructuring costs	$1,425	$722

The following table presents the detail of expenses for the Company's restructuring charges for the nine months ended September 30, 2019 (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Severance and other associated costs	$1,909	$2,806
Total restructuring costs	$1,909	$2,806

14. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company's technology to develop competing products and misused the Company's business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company's favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company's intellectual property and other claims asserted against [24]7 in the original litigation is currently set for January 21, 2020. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
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

Overview
  LivePerson, Inc. ("LivePerson," the "Company," "we" or "our") makes life easier by transforming how people communicate with brands. During the past decade, consumers have made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see products in the store, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. We call these AI and human-assisted conversational experiences over messaging Conversational Commerce.
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
Key Metrics
Financial overview of the three months ended September 30, 2019 compared to the three months ended September 30, 2018:

•	Total revenue increased 17% to $75.2 million from $64.2 million

•	Revenue from our Business segment increased 15% to $68.5 million from $59.3 million.

•	Gross profit margin decreased to 73% from 76%.

•	Cost and expenses increased 42% to $98.3 million from $69.0 million.

•	Net loss increased to $25.9 million from $7.0 million.

•
Average annual revenue per enterprise and mid-market customer increased approximately 21% to $330,000 for the trailing-twelve-months ended September 30, 2019, as compared to $270,000 for the trailing-twelve-months ended September 30, 2018.

•
For 2019, we have raised our target for enterprise and mid-market revenue retention to a range of 105% to 115%, as compared to greater than 100% in 2018. LivePerson’s third quarter retention rate met our target.  Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Reconciliation of Adjusted EBITDA
GAAP net loss	$(25,872)		$(7,043)		$(68,749)		$(18,567)
Amortization of purchased intangibles	732		709		2,200		2,131
Stock-based compensation	9,068		4,074		25,539		10,338
Depreciation	4,157		3,557		11,805		10,343
Other litigation and consulting costs	1,464	(1)	1,608	(1)	6,256	(3)	4,646	(3)
Restructuring costs	1,425	(2)	722	(2)	1,909	(4)	2,806	(4)
Provision for income taxes	936		2,004		2,227		2,051
Other expense, net	1,810		213		4,011		53
Adjusted EBITDA (loss)	$(6,280)		$5,844		$(14,802)		$13,801

(1) Includes litigation costs of $1.1 million, consulting costs of $0.7 million offset by a fair value earn-out adjustment of $0.3 million for the three months ended September 30, 2019 and litigation costs of $1.1 million, consulting costs of $0.5 million for the three months ended September 30, 2018.

(2) Includes severance costs and other compensation related costs of $1.4 million for the three months ended September 30, 2019 and $0.7 million for the three months ended September 30, 2018.
(3) Includes litigation costs of $3.3 million, consulting costs of $2.7 million and fair value earn-out adjustment of $0.3 million for the nine months ended September 30, 2019 and litigation costs of $3.2 million, consulting costs of $0.9 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the nine months ended September 30, 2018.

(4) Includes severance costs and other compensation related costs of $1.9 million for the nine months ended September 30, 2019 and $2.8 million for the nine months ended September 30, 2018.

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
                Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Reconciliation of Adjusted Operating (Loss) Income
Loss before provision for income taxes	$(24,936)		$(5,039)		$(66,522)		$(16,516)
Amortization of purchased intangibles	732		709		2,200		2,131
Stock-based compensation	9,068		4,074		25,539		10,338
Other litigation and consulting costs	1,464	(1)	1,608	(1)	6,256	(3)	4,646	(3)
Restructuring costs	1,425	(2)	722	(2)	1,909	(4)	2,806	(4)
Other expense, net	1,810		213		4,011		53
Adjusted operating (loss) income	$(10,437)		$2,287		$(26,607)		$3,458

(1) Includes litigation costs of $1.1 million, consulting costs of $0.7 million offest by a fair value earnout adjustment of $0.3 million for the three months ended September 30, 2019 and litigation costs of $1.1 million, consulting costs of $0.5 million for the three months ended September 30, 2018.

(2) Includes severance costs and other compensation related costs of $1.4 million for the three months ended September 30, 2019 and $0.7 million for the three months ended September 30, 2018.
(3) Includes litigation costs of $3.3 million, consulting costs of $2.7 million and fair value earnout adjustment of $0.3 million for the nine months ended September 30, 2019 and litigation costs of $3.2 million, consulting costs of $0.9 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the nine months ended September 30, 2018

(4) Includes severance costs and other compensation related costs of $1.9 million for the nine months ended September 30, 2019 and $2.8 million for the nine months ended September 30, 2018.

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
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance as of September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $37.8 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

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
As of September 30, 2019, we accrued approximately $2.6 million and $7.4 million in cash awards to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, there was approximately $22.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years. As of September 30, 2019, there was approximately $59.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.9 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk we do have several large customers. If we experience a significant write-off from one of these large customers, it could have a material adverse impact on our condensed consolidated financial statements. During the nine months ended September 30, 2019 we increased our allowance for doubtful accounts by $0.6 million to approximately $2.9 million. During 2018, we increased our allowance for doubtful accounts by $1.0 million to $2.3 million.
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
We evaluate for goodwill impairment annually on September 30th. On September 30, 2019, we determined that it was not more-likely that the fair value of the reporting units are less than their carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.

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
Revenue from our Business segment accounted for 91% of total revenue for three and nine months ended September 30, 2019. Revenue from our Business segment accounted for 92% of total revenue for the three and nine months ended September 30, 2018. Revenue attributable to our monthly hosted Business services accounted for 84% of total Business revenue for both the three and nine months ended September 30, 2019 and 2018. Our service agreements typically have twelve month terms and, in some cases, are terminable or may terminate upon 30 to 90 days’ notice without penalty. Given the time required to schedule training for our customers’ operators and our customers’ resource constraints, we have historically experienced a lag between signing a customer contract and recognizing revenue from that customer. Although this lag typically ranges from 30 to 90 days, it may take more or less time between contract signing and recognizing revenue in certain situations.
Revenue from our Consumer segment is generated from online transactions between Experts and Users and is recognized net of Expert fees and accounted for approximately 9% of total revenue for the three and nine months ended September 30, 2019. Revenue from our Consumer segment accounted for approximately 8% of total revenue for the three and nine months ended September 30, 2019 and September 30, 2018.
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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock-based compensation expense	$9,068	$4,074	$25,539	$10,338

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
During the first three quarters of 2019, we have made increasing investments in sales and development capacity and marketing programs in order to maximize in-year productivity. These investments have contributed to losses in the first three quarters of 2019.

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$68,471	$59,337	15%	$194,301	$169,606	15%
Consumer	6,704	4,876	37%	18,235	14,508	26%
Total	$75,175	$64,213	17%	$212,536	$184,114	15%

Business revenue increased by 15% to $68.5 million and $194.3 million in the three months and nine months ended September 30, 2019, respectively, from $59.3 million and $169.6 million in the comparable periods in 2018. The increase in B2B revenue is driven mainly by increases in hosted services of $7.8 million and $17.2 million and in professional services of $1.4 million and $7.5 million year over year during the three months and nine months ended September 30, 2019, respectively. Included in hosted services, variable revenue, which includes gainshare and overage revenue, decreased by $1.4 million and $3.2 million during the three months and nine months ended September 30, 2019, respectively.
The increase in revenue is primarily attributed to increased contract signings with new customers and greater adoption of conversational commerce solutions by existing customers. In the third quarter, nearly 50% of our enterprise customers had adopted messaging, up from nearly 35% in the prior year period. LivePerson has developed a large ecosystem of conversational messaging endpoints that integrates to our platform, and is driving adoption of these endpoints along with bots and AI across care, sales, marketing, and brick and mortar use cases. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and midmarket customer increased approximately 21% year over year to $330,000 in the trailing twelve months ended September 30, 2019, from $270,000 in the prior year period. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and midmarket customers was within our target range of 105% to 115% for the period ended September 30, 2019, which marked the 11th consecutive quarter of a greater than 100% revenue retention rate. Finally, as we add sales capacity we are also increasing the number of deals we sign. Total deals signed increased 47% year over year in the third quarter of 2019.
Consumer revenue increased by 37% and 26% to $6.7 million and $18.2 million in the three months and nine months ended September 30, 2019, respectively, from $4.9 million and $14.5 million in the comparable periods in 2018. This variance is driven by an increase in price per minute and in volume of chat minutes.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$18,950	$14,695	29%	$53,572	$42,699	25%
Percentage of total revenue	25%	23%		25%	23%
Headcount (at period end):	230	207	11%	230	207	11%
Cost of revenue - business increased by 29% to $19.0 million in the three months ended September 30, 2019, from $14.7 million in the comparable period in 2018. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $2.2 million in primary and backup server facilities, depreciation, and allocated overhead cost related to supporting our server and network infrastructure of approximately $1.3 million and in total compensation and related costs for customer service and network operations personnel of approximately $0.8 million.
Cost of revenue - business increased by 25% to $53.6 million in the nine months ended September 30, 2019, from $42.7 million in the comparable period in 2018. This variance was primarily attributable to increases in outsourced labor and other business services of approximately $8.7 million, related costs for customer service and network operations personnel of approximately $1.9 million in primary and backup server facilities, depreciation, and allocated overhead cost related to supporting our server and network infrastructure of approximately $0.3 million and in total compensation and related costs for consumer service and network operations personnel of approximately $1.0 million.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$1,170	$994	18%	$3,246	$2,980	9%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	15	17	(12)%	15	17	(12)%
Cost of revenue - consumer increased by 18% to $1.2 million in the three months ended September 30, 2019, from the comparable period in 2018. This variance was primarily attributable to increases in backup server facilities and allocated occupancy costs and overhead in credit card processing fees of approximately $0.2 million.
Cost of revenue - consumer increased by 9% to $3.2 million in the nine months ended September 30, 2019, from the comparable period in 2018. This variance was primarily attributable to increases in backup server facilities and depreciation and allocated occupancy costs and overhead in credit card processing fees of approximately $0.4 million which was partially offset by decreases in total compensation and related costs for customer service and network operations personnel of approximately $0.1 million.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$37,512	$24,391	54%	$103,171	$69,453	49%
Percentage of total revenue	50%	38%		49%	38%
Headcount (at period end):	463	333	39%	463	333	39%
Sales and marketing - business expenses increased by 54% to $37.5 million in the three months ended September 30, 2019 from $24.4 million in the comparable period in 2018. This variance was primarily attributable to an increase in salaries and related costs of approximately $7.6 million as we expanded sales capacity by adding sales reps, sales development reps and partner managers. The Company believes the market is moving from early adopters to mainstream, and is adding sales capacity to address demand. In addition, there was an increase in business services and outsourced subcontracted labor of approximately $2.6 million, an increase in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $1.8 million, and an increase in allocated occupancy costs and overhead, depreciation, and software to support our sales personnel of approximately $1.1 million.
Sales and marketing - business expenses increased by 49% to $103.2 million in the nine months ended September 30, 2019 from $69.5 million in the comparable period in 2018. This variance was primarily attributable to an increase in salaries and related costs of approximately $21.4 million as we expanded sales capacity by adding sales reps, sales development reps and partner managers. In addition, there was an increase in allocated occupancy costs and overhead, depreciation, and software to support our sales personnel of approximately $4.7 million, an increase in marketing events, advertising, public relations, and tradeshow exhibit expenses of approximately $4.6 million and an increase in business services and outsourced subcontracted labor of approximately $3.4 million.

Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$4,262	$2,357	81%	$10,982	$6,818	61%
Percentage of total revenue	6%	4%		5%	4%
Headcount (at period end):	15	13	15%	15	13	15%
Sales and marketing - consumer expenses increased by 81% and 61% to $4.3 million and $11.0 million in the three and nine months ended September 30, 2019, respectively, from $2.4 million and $6.8 million in the comparable periods in 2018. This variance was primarily attributable to increases in advertising and online expenses.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
General and administrative	$13,958	$11,972	17%	$41,889	$33,594	25%
Percentage of total revenue	19%	19%		20%	18%
Headcount (at period end):	159	128	24%	159	128	24%
General and administrative expenses increased by 17% to $14.0 million in the three months ended September 30, 2019 from $12.0 million in the comparable period in 2018. This variance was primarily attributable to an increase in total compensation expenses of approximately $1.2 million, in part due to the build out of the Company's recruiting and HR capabilities. Other factors include an increase in business services and outsourced labor of approximately $0.8 million and in consulting fees relating to procurement of $0.3 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $0.2 million and taxes of approximately $0.1 million.
General and administrative expenses increased by 25% to $41.9 million in the nine months ended September 30, 2019 from $33.6 million in the comparable period in 2018. This variance was primarily attributable to an increase in total compensation expenses of approximately $6.4 million, in part due to the build out of the Company's recruiting and HR capabilities. Other factors include an increase in business services and outsourced labor of approximately $2.9 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology and other general corporate expenses of approximately $1.1 million.
Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Product development	$20,577	$13,484	53%	$58,932	$40,955	44%
Percentage of total revenue	27%	21%		28%	22%
Headcount (at period end):	446	379	18%	446	379	18%
Product development costs increased by 53% to $20.6 million in the three months ended September 30, 2019 from $13.5 million in the comparable period in 2018.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $4.6 million, in outsourcing and business services of approximately $1.6 million and in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $0.9 million.

Product development costs increased by 44% to $58.9 million in the nine months ended September 30, 2019 from $41.0 million in the comparable period in 2018.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $9.6 million, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $4.7 million, and in outsourcing and business services of approximately $3.6 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage. In accordance with ASC 350-40 - "Internal- Use Software," as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three and nine months ended September 30, 2019, $7.9 million and $20.8 million was capitalized, respectively, compared to $2.5 million and $7.2 million in the comparable periods in 2018.
Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$1,425	$722	97%	$1,909	$2,806	(32)%
Percentage of total revenue	2%	1%		1%	2%
Restructuring costs increased by 97% in the three months ended to approximately $1.4 million from $0.7 million and comparable period in 2018. Restructuring costs decreased by 32% to approximately $1.9 million during the nine months ended September 30, 2019 from $2.8 million in the comparable period in 2018. This variance was primarily attributable to a increase of severance costs. Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.

Amortization of Purchased Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$447	$424	5%	$1,346	$1,272	6%
Percentage of total revenues	1%	1%		1%	1%
Amortization expense for purchased intangibles remained relatively flat for the three and nine months ended September 30, 2019 and 2018.
Additional amortization expense in the amount of $0.3 million and $0.9 million in the three and nine months ended September 30, 2019 and 2018 is included in cost of revenue.
Other Expense, net
Other expense, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Other expense, net	$(1,810)	$(213)	750%	$(4,011)	$(53)	7,468%
Other expense, net increased to $1.8 million and $4.0 million in the three and nine months ended September 30, 2019, respectively, from other expense, net of $0.2 million and $0.1 million in the comparable periods in 2018 due to interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the "Notes") partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.

Provision For Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$936	$2,004	(53)%	$2,227	$2,051	9%
Provision for income taxes increased to $0.9 million and $2.2 million in the three and nine months ended September 30, 2019, respectively, from $2.0 million in the comparable periods in 2018. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $25.9 million in the three months ended September 30, 2019 compared to a net loss of $7.0 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, there were increases in revenue of approximately $11.0 million, increases in operating expenses of approximately $29.3 million, increases in other (expense) income, net of approximately $1.6 million, and decrease in provision for income taxes of approximately $1.1 million.
We had a net loss of $68.7 million in the nine months ended September 30, 2019 compared to a net loss of $18.6 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, there were increases in revenue of approximately $28.4 million, increases in operating expenses of approximately $74.5 million, increases in other (expense) income, net of approximately $4.0 million, and increase in provision for income taxes of approximately $0.2 million.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows used in operating activities	$(40,444)	$(7,108)
Cash flows used in investing activities	(34,254)	(13,883)
Cash flows provided by financing activities	214,763	31,367
As of September 30, 2019, we had approximately $205.2 million in cash and cash equivalents, an increase of approximately $138.7 million from December 31, 2018. The increase is primarily attributable to cash provided by investing activities relating to issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements, and cash provided by financing activities relating to issuance of common stock and increase in deferred revenue. This was partially offset by purchases of capped calls, as described in Note 8 to the Condensed Consolidated Financial Statements, fixed assets for our co-location facilities and capitalization of internally developed software, and debt issuance costs, as well as decreases in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable.
Net cash used in operating activities was $40.4 million for the nine months ended September 30, 2019 and consisted primarily of net loss, a decrease in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, accretion of debt discount, and amortization of purchased intangibles. The increase in deferred revenue was primarily related to changes in our billing terms for some of our larger customers. Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2018 and consisted primarily of net loss and increases in prepaid expenses and other current assets and accounts receivable and decreases in accrued expenses. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The increase in accounts receivable and deferred revenue was primarily related to changes in our billing terms for some of our larger customers.
Net cash used in investing activities was $34.3 million in the nine months ended September 30, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $13.9 million in the nine months ended September 30, 2018 and was due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software and the BotCentral assets acquired, partially offset by a release of restricted cash used with foreign currency forward contracts.

Net cash provided by financing activities was $214.8 million in the nine months ended September 30, 2019 and consisted primarily of proceeds from issuance of the Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the Notes was approximately $221.0 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements. Net cash provided by financing activities was $31.4 million in the nine months ended September 30, 2018. This was due primarily to proceeds from the issuance of common stock in connection with the exercise of stock options by employees, partially offset by repurchase of our common stock.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2019, we had an accumulated deficit of approximately $256.2 million.
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
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended September 30, 2019, the U.S. dollar depreciated by approximately 2% as compared to the NIS and the exchange rate depreciated approximately 1% during the nine months ended September 30, 2019. During the three and nine months ended September 30, 2019, expenses generated by our Israeli operations totaled approximately $17.5 million and $48.0 million respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risks
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2019, our allowance for doubtful accounts increased by $0.6 million to approximately $2.9 million. During the year ended December 31, 2018, our allowance for doubtful accounts increased by $1.0 million to approximately $2.3 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal Proceedings

We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for January 21, 2020. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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
There were no unregistered sales of equity securities by the issuer during the three months ended September 30, 2019.

Purchase of Equity Securities by the Issuer
There were no repurchases of equity securities by the issuer during the three months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

ITEM 6. EXHIBITS

31.1	*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document -- The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as Inline XBRL)
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVEPERSON, INC.
(Registrant)

Date:	November 8, 2019	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 8, 2019	By:	/s/ CHRISTOPHER E. GREINER
		Name:	Christopher E. Greiner
		Title:	Chief Financial Officer (principal financial officer)