Form 10-K
period 2019-12-31
LIVEPERSON INC
filed 2020-03-02
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
Commission File Number 000-30141
LIVEPERSON, INC.
(Exact name of registrant as specified in its charter)

Delaware			13-3861628
(State or other jurisdiction of incorporation)			(IRS Employer Identification No.)

475 Tenth Avenue, 5th Floor
New York	,	New York	10018
(Address of Principal Executive Offices)			(Zip Code)
(212) 609-4200
(Registrant’s telephone Number, including area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LPSN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,207,203,816 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 24, 2020, 64,108,516 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2019 ANNUAL REPORT ON FORM 10-K

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

ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier for people and brands everywhere through messaging powered by AI and humans. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing, social and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space.
LiveEngage, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, LiveEngage can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages.
LivePerson's robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on LiveEngage.
LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, LiveEngage offers brands a comprehensive approach to scaling automations across their millions of customer conversations.
Complementing our proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. We are a leading authority in the Conversational Space. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of the Conversational Space and deliver measurable return on investment. Certain of our customers have achieved the following advantages from our offerings:

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
More than 18,000 businesses, including HSBC, Orange, The Home Depot, and GM Financial use our conversational solutions to orchestrate humans and AI, at scale, and create a convenient, deeply personal relationship with their customers.
     LivePerson's consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia), Austin (Texas), San Francisco (California) and Seattle (Washington), and international offices in Amsterdam (Netherlands), Berlin (Germany), Delhi (India), London (United Kingdom), Mannheim (Germany), Melbourne (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Singapore (Singapore), Tel Aviv (Israel), and Tokyo (Japan).

Market Opportunity
LivePerson's proprietary messaging and Conversational AI enable consumers and businesses to use natural language over conversational interfaces such as SMS, Messenger, Apple Business Chat, Google’s Rich Business Messenger, and in-home personal assistants like Alexa, in order to get answers to questions, make purchases and resolve customer care inquiries. These conversational messaging capabilities target lower costs and increased customer satisfaction, retention and revenue by utilizing human agents, AI and bots to provide convenient, personalized and content-rich communication as alternatives to calling a 1-800 number, navigating a website or downloading an app.
Our view is that once a consumer has established their favorite brands as contacts in their preferred messaging app, they will no longer see a need to call that brand’s 1-800 number, visit their website or download their app. Instead, they will simply select the contact, open up the thread with their entire history with the brand, and then renew the conversation. As a result, the billions of dollars previously invested by brands across these legacy channels will be increasingly allocated to experiences powered by our platform.
Historically, brands have predominantly promoted calling the 1-800 number or using email as the primary means of contact with consumers. According to a 2018 IBM report, approximately 270 billion customer service calls are made to contact centers each year. With a median cost per call of approximately $5.60, according to US Contact Center Decision-Makers' Guide, we estimate that businesses spend approximately $1.5 trillion annually to support their 1-800 number call centers. We believe that moving these calls to messaging represents the largest portion of what we estimate is a $60 billion go-to-market opportunity. We estimate that nearly half of this market opportunity is tied to service, and the other half tied to sales, marketing, social and brick and mortar use cases.
LivePerson is already capitalizing on this Conversational Space transformation. We cite the following considerations:

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

•
Conversational experiences, which harness the power of human agents, bots and AI over messaging have been demonstrated to provide a superior alternative to voice calls. LivePerson customers typically see contact center agent efficiency increase by at least two times for messaging on our platform versus voice, while fueling higher customer satisfaction and increased sales conversions. According to a RingCentral survey, “at least 78% of consumers who text wish they could have a text conversation with a business.” An Amdocs global consumer survey had a similar finding, with 76% of consumers stating they would rather use a mobile app than call the contact center. According to Forrester Research's Customer Experience Survey, 73% of US online adults say that valuing their time is the most important thing a company can do to provide them with good service.

•
We believe the combination of strong alignment to consumer communication preferences, high returns on investment and a growing list of proven referenceable customers have positioned the Conversational Space at an inflection point. Nearly 55% of our enterprise customers had adopted messaging by the end of 2019, up from approximately 40% at the end of 2018 and less than 5% at the end of 2016. In addition, nearly 60% of messaging conversations had automation attached at the end of 2019, up from approximately 25% at the end of 2017. In the first year of its launch, our Conversation Bot Builder was deployed by nearly 300 brands.

In addition to market share opportunities in the legacy 1-800 number call center, we believe that consumer traffic and digital spending will increasingly shift away from websites and mobile apps to conversational engagements on our platform. We think that websites and e-commerce have not lived up to the expectations of businesses and that consumers are likewise frustrated with the navigational experience and the challenges of getting questions answered on websites. In fact, after more than 20 years, e-commerce still only accounts for approximately 11% of total commerce and, in the United States, Amazon.com accounts for approximately half of this share. Even more alarming, is the growing disconnect as consumers go mobile. According to Adobe Analytics, on Cyber Monday in 2018, mobile accounted for approximately 51% of overall website traffic, but accounted for only approximately 31% of total revenue generated.

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

We believe that LivePerson's proprietary messaging and Conversational AI offerings provide a superior alternative. Certain LivePerson customers have demonstrated increases in website sales of up to 20%, while lowering the cost of engagement relative to voice or email. No longer are consumers navigating through clicks and searches to find answers across multiple static web pages. Instead they use natural language to engage conversationally with a brand. These conversations can be personalized to each brand’s unique identity and to each consumer’s unique history and preferences. The engagements are content rich, featuring images, reviews, ratings, and videos, and they are convenient, letting the consumer drive the conversation when it meets their needs, and offering the ability to integrate to credit cards, pay wallets and calendars.

We also believe that the Conversational Space will steadily eliminate the need for investment in branded apps. We conclude that consumers will increasingly opt to connect with brands through their preferred messaging channels, such as Apple Business Chat, WhatsApp, SMS, Messenger, or Twitter, rather than clutter their mobile devices, waste storage, and potentially impact performance by downloading a multitude of individual apps.

Another emerging market opportunity for LivePerson is the leveraging of brick and mortar operations as an extension of the contact center. Retailers, telecommunications companies, and financial services companies, among others, all operate brick and mortar storefronts, where thousands of employees often sit idle during off peak hours. LiveEngage enables our customers to set up campaigns where these employees can connect through messaging to customers in their community, with check-ins, follow ups, and special offers, reinforcing relationships at the local level. For example, a telecommunications company targeted consumers that were local to its storefronts with a trade-in offer. Additionally, our platform can arm employees in the field with the ability to rapidly obtain answers to questions as they engage with customers in the stores. For example, a consumer may have a specific question about a new appliance in a home improvement store, and the employee can engage through our platform with a specialist bot or human agent to obtain detailed information on that appliance.

Strategy
The key elements of LivePerson’s business solutions strategy include:
Build awareness and drive adoption of the Conversational Space. LivePerson brought our first customer live on messaging in June 2016. Since that time, we have been focused on building awareness for conversational experiences and driving adoption. We have educated businesses on the financial and operational transformation that occurs when a contact center shifts to an asynchronous messaging environment, where the consumer controls the pace of the conversation, which can last minutes, hours or days, from a synchronous call or chat center, where conversations occur in real-time and have a distinct start and end.
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year end 2019, we had brought approximately 300 customers live on messaging and increased adoption within our enterprise customers to nearly 55%. In addition, nearly 60% of messaging conversations had automation attached. We will continue to focus on building awareness for the Conversational Space and driving adoption of messaging and AI across our customer base.
Increase messaging volumes by developing a broad ecosystem, expanding customer use cases, and focusing on AI and automation. Our strategy is to drive higher messaging volumes by going both wide across messaging endpoints, deep across consumer use cases, and focusing on AI and automation as the means to deliver powerful scale. LivePerson offers a platform usage pricing model, where customers are offered access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe that over time this model will drive higher revenue for LivePerson by reducing barriers to adoption of new messaging endpoints and use cases.
In order to drive broad messaging adoption, it is imperative that LiveEngage integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement.
Each channel and use case added opens the door to hundreds of millions of new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. For example, in 2019, leading airlines launched on WhatsApp and Apple Business Chat with the ability to make secure payments; a baseball stadium launched an automated conversational concierge providing answers to a wide range of questions from restroom locations to player stats; and a multinational telecommunications company used proactive two-way messaging for outbound campaigns.
LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.

We believe that this strategy has influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was within our target range of 105% to 115% for 2019. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased approximately 20% in 2019 to $345,000 from approximately $285,000 in 2018. In fact, in 2019, the ARPU for Enterprise customers on messaging was more than 5 times higher than those on just chat. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. We plan to continue adding new messaging endpoints and use cases, and to drive higher adoption of existing ones within our customer base.
Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry's best talent. In 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, LivePerson opened an Advanced Technology Center in Seattle, Washington, where the Company now has more than 125 of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, that are working exclusively on applying AI to Conversational. LivePerson also expanded its Mannheim, Germany development center, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas.
Bring to market best-in-class AI and machine learning technologies designed for the conversational space. We believe that in the last decade many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand alone implementations that lacked the measurement, reporting and human oversight of conversational platforms such as LiveEngage. In December 2018, LivePerson announced its patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
Unlike alternative solutions designed solely for IT departments, LivePerson’s Conversational AI was built to be used by developers and contact center agents. By putting the power of conversational design and bot management in the hands of contact center agents, LivePerson’s Conversational AI gives brands the ability to leverage the employees closest to the customer, those who are most versed in the voice of the brand, and with the most expertise in how to craft successful outcomes for customer service and sales journeys.
Some of the key innovations behind LivePerson’s Conversational AI include:

•
a holistic approach to scaling AI by combining consumer facing bots, agent facing bots, intelligent routing and real-time intent understanding, with an analytics dashboard that helps users focus on the intents that are impacting their business and prioritize which intents to automate next

•	bot building software that is based on dialogue instead of workflow or code, so non-technical employees like contact center agents can design automations

•
leverage a data moat of hundreds of millions of conversations to feed the machine learning that rapidly and accurately detects consumer sentiment and intents in real-time. Use intent understanding for advanced routing, next-best actions, and to fully contain conversations with automation

•
the establishing of contact center agents as bot managers, ensuring that every conversation is safeguarded by a human and that agents are continuously training the AI to be smarter and drive more successful outcomes

•
powerful Assist technology that multiplies the efficiency of agents by analyzing intents in real time and then suggesting next best actions, predefined content, and bots that can take over transactional work

•	pre-built templates for target verticals that provide out of the box support for the top intents and back-end integrations

•	the ability to bootstrap conversations with existing transcripts, reducing design effort and speeding time to market

•	third-party AI natural language understanding (NLU) integration, so customers aren't boxed into one vendor

•	AI analytics and reporting tailored to the Conversational Space, providing brands with immediate, actionable insights about their businesses and contact center operations

Our strategy is to continue to enhance the Conversational AI engine and related products, leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.

Sustain our leadership position by aligning brands to a vision that transforms how they communicate with consumers and delivers a superior return on investment. We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for transforming conversational experiences, disrupting how agents operate and how brands engage with consumers across service, sales, marketing, social and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Space, and traffic will steadily shift away from lower returning voice calls, websites, emails and apps to higher returning messaging endpoints.
We believe that LivePerson is uniquely positioned to deliver this transformation due to its technology and expertise:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.

•	The Company has a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.

•
The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in the Conversational Space,. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

We believe that LivePerson’s differentiated approach to the Conversational Space, combined with our unique technology and expertise has established us as a market leader, with an ability to deliver superior returns on investment. LivePerson customers manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed. Our customers often see labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%. Furthermore, our ability to deliver more convenient, personalized and content-rich conversations often drives increases in customer satisfaction of up to 20 percentage points and increases in sales conversions of up to 20%, while enhancing average order value, customer retention and loyalty.
    Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. In 2019, we made strong inroads into new verticals with key wins in the airline, foodservice and healthcare industries. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.
Continue to build our international presence. We are focused on expanding our international revenue contribution, which increased to 41% of total revenue in 2019 and 2018, from 37% in 2017. We are generating positive results from our recent investments in the Asia Pacific region, and recently opened an office in Latin America.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into approximately a dozen third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo and Twitter, multiple IVR vendors and dozens of branded apps. LiveEngage integrates our proprietary messaging and Conversational AI with third-party bot offerings, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.

In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless integration capability that allows brands to more easily and rapidly customize conversations flows within LiveEngage through functions-as-a-service technology.
Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. In 2019, we announced strategic partnerships with TTEC, a leading BPO focused on customer experience, and DMI, a digital transformation company, to redefine the customer experience with digital engagement, messaging, and AI-driven automation. LivePerson increased the number of partners focused on SMBs to more than 300 at year-end 2019, from over 150 at year-end 2018, and approximately 40 at the end of 2017. Approximately one quarter of all opportunities were influenced by partners in 2019, and we are focused on driving that contribution toward 40% longer term.
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
 Products and Services
Business solutions offerings
LivePerson’s hosted platforms harness human, AI and bot-powered messaging on mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Our business-to-business services are all managed from a single user interface. By supplying a complete, unified consumer view, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions. Revenue attributable to our monthly hosted Business services accounted for 77% of total revenue for the year ended December 31, 2019, 79% of total revenue for the year ended December 31, 2018 and 82% of total revenue for the year ended 2017. The shift in percentage contribution reflects the heightened demand for LivePerson's expert professional services as customers deploy Conversational solutions for the first time.
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
    LiveEngage was designed for conversational experiences, enabling businesses to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. The platform powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, LiveEngage can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. The platform seamlessly integrates LivePerson’s Conversational AI engine as well as third-party bots, enabling brands to manage both AI-based agents and human agents from a single console.

Our robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Amazon Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on LiveEngage.
LiveEngage enables the combination of real time on-site data and off-site behavioral data, with a broad set of historical and operational data. Proprietary analytics utilize this data to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle. The platform enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. The platform also reduces costs in the contact center relative to voice, by identifying consumers who may be struggling with their self-help experience, and proactively connecting them to a live consumer care specialist via messaging, who can manage several conversations at once. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates.
LivePerson’s Conversational AI. LivePerson’s Conversational AI, announced in December 2018, operates as the brains behind new LivePerson AI-based products, and was developed using our conversational data set of millions of brand-to-consumer interactions. LivePerson’s Conversational AI was custom designed for the Conversational Space, putting the power of bot development, training and management into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through LiveEngage, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating LiveEngage with our proprietary AI, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console. Some of the first products developed on LivePerson’s Conversational AI engine include:

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

•
Conversation Analytics, dashboards and reporting which take the true voice of the customer - their direct discussions with a brand, spoken in their natural language - and turn it into actionable sales and service intelligence. A major wireless provider using early versions of Conversation Analytics reported the product identifies the root cause of service issues faster than monitoring software, enabling the provider to accelerate the fix and reduce inbound customer inquiries. A leading hospitality firm used Conversation Analytics to identify and add new, top-selling items to its menu selection.

Professional Services. The mission of our Professional Services team is to help customers optimize the performance of our products in order to drive incremental value through their mobile and online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their LivePerson deployment that drive strategies and decisions on how to optimize mobile and online messaging, real-time chat, and bot and AI integration. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for conversational design, web design and process improvement, transcript reviews to discover both voice of the consumer insight and agent improvement opportunities, custom training of call center agents and management, and ongoing management of messaging programs to ensure alignment with current business practices and objectives. The team’s value-added methodology and approach to guiding customers towards messaging channel and human/bot agent optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the digital world. Revenue attributable to professional services accounted for 14% of total revenue for the year ended December 31, 2019. Revenue attributable to professional services accounted for 13% and 10% of total revenue for each of the years ended December 31, 2018 and 2017, respectively.
Consumer offering
Our consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics. Revenue from our Consumer segment accounted for approximately 8% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
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
No single customer accounted for or exceeded 10% of our total revenue in 2019, 2018 or 2017.

 Sales and Marketing
 Sales
We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels.
Our sales process focuses on the perspective that the Conversational Space requires an operational transformation that changes how brands engage with consumers across service, sales, marketing, social and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done right, the entire consumer lifecycle with a brand will be maintained within the Conversational Space, and traffic will steadily shift away from lower returning voice calls, websites, emails and apps to higher returning messaging endpoints.
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
Within the business solutions segment we have aligned our field organization to address the different sales strategies of our target markets:

Enterprise and large mid-market. We target large mid-market and enterprise businesses with a combination of direct sales and customer success teams, and partners. Across the globe we are targeting a select group of brands, many of them already customers, that hold the power to transform customer care. These enterprises have thousands of agents in their contact centers and collectively connect with billions of consumers each year. We leverage thought leadership and related events to showcase our strength in messaging and AI, and highlight existing reference customers who share their successes on our platform and how they achieved positive ROIs. Increasingly, we are working with large third-party system integrators, technology providers and business process outsourcers to supplement our direct sales effort.

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
Our main focus is on the consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive industries. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our platform, and supporting key areas of business, especially large enterprise, but also including mid-sized and small business, partners and international entities. We aim to achieve this by delivering high-touch, small group events for senior executives, to educate them on messaging and the transformational ways that digital communication can help their business. We also market our software via high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific tradeshows and events, and telemarketing.
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
We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for conversational experiences, which transform how agents operate and how brands engage with consumers across service, sales, marketing, and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Space, and traffic will steadily shift away from lower returning voice calls, websites, email and apps to higher returning messaging endpoints.
We believe that our differentiated approach to the Conversational Space, combined with our unique technology and expertise, has established the Company as a market leader, with an ability to deliver superior returns on investment:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.

•
The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.

•	The Company has a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in the Conversational Space,. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

We believe this focus on technological innovation, expertise and enterprise-class capabilities is positioning LivePerson as a leader in the Conversational Space. For example, we estimate that LivePerson held an approximate 33% share of Apple Business Chat deployments in 2018, and that the Company at least maintained that position in 2019.
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

U.S. and international privacy laws and regulations are evolving and changing, are subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules. As we expand our operations in these countries, our liability exposure and the complexity and cost of compliance with data and privacy requirements will likely increase. Any failure by us to comply with our posted privacy policies, applicable federal, state or international laws and regulations relating to data privacy and data protection, or the privacy commitments contained in our contracts, could result in proceedings against us by governmental entities, customers, consumers, watchdog groups or others, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the increased attention focused upon liability as a result of lawsuits, investigations, and legislative proposals and enactments could harm our reputation or otherwise impact the growth of our business.
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

Employees
     As of December 31, 2019, we had 1,341 full-time employees. Our employees are not covered by collective bargaining agreements. We believe our relations with our employees are satisfactory.

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

Item 1A. Risk Factors
The following are certain of the important risk factors that could cause, or contribute to causing, our actual operating results to differ materially from those indicated, expected or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and other public filings before deciding to purchase, hold or sell our securities.
Risks Related to Our Business
Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our securities.
We have in the past incurred, and may in the future incur, losses and experience negative cash flows, either or both of which may be significant and may cause our quarterly revenue and operating results to fluctuate significantly. These fluctuations may result from a variety of factors, many of which are outside of our control. Some of the important factors that may cause our revenue and operating results to fluctuate include:

•	our ability to attract and retain new customers;

•	our ability to retain and increase sales to existing customers;

•	demand from customers and consumers for our services;

•	our ability to innovate and provide new services to current and future customers;

•	our ability to continue to add artificial intelligence, machine learning and automation into our services;

•	the introduction of new services by us or our competitors;

•	our ability to avoid and/or manage service interruptions, disruptions, or security incidents;

•	changes in our pricing models or policies or in those of our competitors;

•	our ability to maintain and add integrations with third-party consumer messaging platforms and endpoints;

•	continued adoption by companies of mobile and cloud-based messaging solutions;

•	investments in growing our sales and marketing programs;

•	continued adoption by Experts and Users of web-based advice services;

•	exposure to foreign currency exchange rate fluctuations; and

•	the amount and timing of capital expenditures and other costs related to operation and expansion of our business, including those related to acquisitions.

Our revenue and operating results may also fluctuate significantly in the future due to the following factors that are entirely outside of our control:

•	new laws, regulations or regulatory or law enforcement initiatives;
economic conditions specific to the web, mobile technology, electronic commerce and cloud computing;

•	consequences of unexpected geopolitical events, natural disasters, acts of war or terrorism, outbreaks of contagious disease (e.g., coronavirus) or climate change; and

•	general, regional and/or global economic and political conditions.

As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely upon these comparisons or our past results as indicators of our future performance. Due to the foregoing factors, it is possible that our operating results in one or more future quarters may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this occurs, the trading price of our securities could decline significantly.
The markets in which we participate are highly competitive, and we may lose customers and revenue if we are not able to innovate or effectively compete.
The markets for mobile and online business messaging and digital engagement and AI technology are intensely competitive, rapidly changing and characterized by aggressive marketing, pricing pressure, evolving industry standards, rapid technology developments and frequent new product introductions. We believe that competition will continue to increase as our current competitors increase the sophistication of their offerings and as new participants enter the market, which may cause additional pressure. If we are unable to accurately anticipate technology developments and continue to innovate in the markets in which we compete and develop successful integrations with third-party consumer messaging platforms, AI providers and endpoints, or our competitors are more successful than us at developing compelling new products, services and integrations, or at attracting and retaining customers, we may lose revenue and market share and our operating results could be adversely affected.

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

•	customers that develop and manage their messaging solutions in-house.

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
Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for, and in many instances, enacted increased regulation and changes in industry practices. For example, the EU General Data Protection Regulation, which became effective in May 2018, replacing the EU Data Protection Directive, imposes significantly greater compliance burdens on companies that control or process personal data of primarily, users located in the European Union and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros and 4% of global annual revenue. European regulators have issued numerous fines pursuant to the GDPR. One material change is that data processors (as that term is defined by applicable EU data protection law) have direct obligations, including implementing technical and organizational measures, and enhanced notification rules. The GDPR also imposes certain technological requirements that may require us to make changes to our services to enable LivePerson and/or our customers to meet the new legal requirements and may impact how data protection is addressed in our customer and vendor agreements. Ensuring compliance with the GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by EU Data Protection Authorities or lawsuits by private parties and our business could be negatively impacted.
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

Additionally, as web and mobile commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, the EU-US Safe Harbor program, which provided a valid legal basis for transfers of personal data from Europe to the United States, was invalidated on October 6, 2015, resulting in a significant impact on the transfer of data from the European Union to U.S. companies, including us. In July 2016, the European Union and the United States agreed to a replacement framework called the EU-US Privacy Shield (“EU Privacy Shield”) that provides a mechanism for companies to transfer data from EU member states to the United States and that LivePerson certified to in September 2016. Similarly, a Swiss-U.S. Privacy Shield (“Swiss Privacy Shield”) was announced in January 2017 that replaced the former Swiss-U.S. Safe Harbor. The Privacy Shield frameworks are subject to an annual review that could result in changes to our obligations. It could also be disruptive to our business if customers have concerns regarding the transfer of data from the European Union to the United States using the EU Privacy Shield or Swiss Privacy Shield as a transfer mechanism.
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
In addition to the changing regulatory landscape in the European Union, in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect in January of 2020. The CCPA gives California residents new data privacy rights and also allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. We may be subject to additional compliance obligations as other states consider and adopt similar legislation.
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

We and our customers are subject to a number of laws and regulations in the United States and abroad, including laws related to conducting business on the Internet or mobile devices, such as laws regarding data privacy, data protection, information security, cybersecurity, restrictions or technological requirements regarding the collection, use, storage, protection, transfer or other processing of consumer data, content, consumer protection, internet (or net) neutrality, advertising, electronic contracts, taxation, provision of online payment services (including credit card processing), and intellectual property rights, which are continuously evolving and developing. Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we do not have a local entity, employees or infrastructure. Foreign data protection, privacy, and other laws and regulations may often be more restrictive than those in the United States. The scope and interpretation of the laws and other obligations that apply to us, including those related to user privacy and data security, are often uncertain and may be conflicting, particularly laws and obligations outside the United States. There is a risk that these laws may be interpreted and applied differently in any given jurisdiction in a manner that is not consistent with our current practices, which could cause us to incur substantial cost and could negatively impact our brand, reputation and business.

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
Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, artificial intelligence and/or machine learning. For example, the new California B.O.T. Act came into effect in July 2019 and requires that companies using bots on platforms with more than 10 million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human. Similar bills entitled the “Bot Disclosure and Accountability Act of 2019” were introduced to the U.S. House and Senate in July 2019. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. These new AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty or negligence.

In addition, regulatory authorities and governments around the world are considering a number of legislative and regulatory proposals concerning privacy, collection and use of website visitor data, data storage, data protection, the “right to be forgotten,” content regulation, cybersecurity, government access to personal information, online advertising, email and other categories of electronic spam, and other matters that may be applicable to our business. Compliance with these laws may require substantial investment or may be technologically challenging for us. For example, some jurisdictions, including in the United States, are considering whether the collection of anonymous data may invade the privacy of website visitors. If laws or regulations are enacted that limit data collection or use practices related to anonymous data, we and/or our customers may be required to obtain the express consent of web visitors in order for our technology to perform certain basic functions that are based on the collection and use of technical data. Requirements that a website must first obtain consent from its web visitors before using our technology could reduce the amount and value of the services we provide to customers, which might impede sales and/or cause some existing customers to discontinue using our services.
It is also likely that, as our business grows and evolves, an increasing portion of our business shifts to mobile, and our solutions are offered and used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We may need to expend considerable effort and resources to develop new product features and/or procedures to comply with any such legal requirements. It is difficult to predict how existing laws will apply to our business and what new laws and legal obligations we may become subject to. If we are not able to comply with these laws or other legal obligations, or if we become liable under them, we may be forced to implement material changes to our business practices, delay release of new and enhanced services and expend substantial resources, which would negatively affect our business, financial condition and results of operations. In addition, any increased attention focused on liability issues, or as a result of regulatory fines or lawsuits, could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
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

Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. The CCPA, California's new consumer privacy legislation, came into effect in January 2020. Outside the European Union and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as the proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, new and existing tools that allow consumers to block online advertising and other content, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.
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
Various governmental bodies and many customers and businesses are increasingly focused on environmental and social issues, which has in the past resulted, and may in the future continue to result, in the adoption of new laws and regulations and changing buying practices. If we fail to keep pace with these developments, our reputation and results of operations could be adversely impacted.
We might unintentionally violate such laws now or in the future; such laws or their interpretation or application may be modified; and new laws may be enacted in the future. Any such developments could subject us to legal liability exposure, and harm our business, operating results and financial condition.

Our operations may expose us to greater than anticipated income, non-income and transactional tax liabilities, which could harm our financial condition and results of operations.
There is heightened scrutiny by fiscal authorities in many jurisdictions on the potential taxation of e-commerce businesses. The Organization for Economic Co-operation and Development (OECD) has issued guidelines, referred to as the Base Erosion and Profit Shifting project (BEPS), to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent perceived base erosion transactions and income shifting in a tax-advantaged manner. Further, for the past several years, the OECD has had a specific focus on the taxation implications of e-commerce business, generally referred by the OECD as the “digital economy.” In the fourth quarter of 2019, the OECD released details on its proposed approach which would, among other changes, create a new right to tax certain “digital economy” income not necessarily based on traditional nexus concepts nor on the “arm’s length principle.” At this point, there is a lack of consensus among the key members, particularly the United States, with the latest OECD proposal. The United States has expressed that it would generally support a solution along the lines proposed by the OECD only if the solution was in the form of a “safe-harbor” rather than a mandatory requirement. A failure to reach full consensus on an executable plan within the tight timeframe under which the OECD is operating could result in individual jurisdictions legislating digital tax provisions in an uncoordinated and unilateral manner, and further result in greater or even double taxation that companies may not have sufficient means to remedy. For example, a number of jurisdictions, including the UK, France and Italy, have already adopted or have formally proposed legislation to effect the taxation of certain e-commerce business based on differing criteria and metrics. Efforts to alleviate this increased tax burden will increase the cost of structuring and compliance as well as the cost of doing business internationally. Any changes to the taxation of our international activities may increase our worldwide effective tax rate and adversely impact our financial position and results of operations.

Further, the prospective taxation by multiple jurisdictions of e-commerce businesses could subject us to exposure to withholding, sales, VAT and/or other transaction taxes on our past and future transactions in such jurisdictions where we currently or in the future may be required to report taxable transactions. A successful assertion by any jurisdiction that we failed to pay such withholding, sales, VAT or other transaction taxes, or the imposition of new laws requiring the registration for, collection of, and payment of such taxes, could result in substantial tax liabilities related to past, current and future sales, create increased administrative burdens and costs, discourage customers from purchasing content from us, or otherwise substantially harm our business and results of operations. We are currently subject to and in the future may become subject to additional compliance requirements for certain of these taxes. Changes in our exposure to withholding, sales, VAT and/or other transaction taxes could have an adverse impact on our financial condition in the future.

In addition, an increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. In June 2018, the Supreme Court of the United States issued its decision in the matter of South Dakota v. Wayfair, Inc. This decision effectively reversed the 25-year-old “physical presence doctrine” previously established by the Supreme Court in Quill Corp. v. North Dakota, which required a minimum level of physical presence within a state before the state could impose an obligation to register and remit sales tax on revenue derived within that state. This decision may significantly increase the effort, resources and costs associated with the sales tax collection and compliance burden. Since the decision, a number of states have enacted sales tax enabling legislation which has had the effect of significantly expanding the liability of e-commerce companies to register, collect and remit state sales taxes from customers. A successful assertion by one or more states requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could have a material adverse effect on our business and results of operations.

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
Our success depends largely on the continued services of our senior management team. The loss of one or more members of senior management could have a material adverse effect on our business, results of operations and financial condition. We are also substantially dependent on the continued service of other key personnel, including key sales executives responsible for revenue generation and key development personnel accountable for product and service innovation and timely development and delivery of upgrades and enhancements to our existing products and services. Changes to senior management and key employees could also lead to additional unplanned losses of key employees. The loss of key employees could seriously harm our ability to release new products and services and upgrade existing products and services on a timely basis, and put us at a competitive disadvantage.
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
Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during 2019 we experienced a foreign currency exchange impact of approximately 2% percent, or approximately $5.6 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In January 2015, we began hedging a portion of our foreign currency exchange rate exposure; however, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may nonetheless adversely affect our net income (loss). As of December 31, 2019, we are no longer party to any foreign currency hedging transactions. We may seek to enter into additional hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.
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

Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan and the market price of our securities could decline.
Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could negatively impact our business.
On January 31, 2020, the United Kingdom (“U.K.”) withdrew its membership from the European Union (“E.U.”), which is commonly referred to as “Brexit”. While the U.K. has agreed upon the terms of its E.U. departure, the U.K. and E.U. need to continue to negotiate what their future relationship will be during a transition period that is scheduled to end on December 31, 2020. The longer term economic, legal, political and social framework to be put in place between the U.K. and the E.U., remains unclear and may lead to ongoing political, regulatory and economic uncertainty and periods of exacerbated volatility in both the U.K. and in wider European markets for some time. Such uncertainty may have a material adverse effect on our ability to operate in the U.K. and the E.U.
While the U.K. will continue to follow all of the E.U.'s rules and its trading relationship with the E.U. will remain the same during the transition period, Brexit and the continued uncertainty resulting from the ongoing negotiations concerning the U.K's future relationship with the E.U. has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business and global economic uncertainty. The continuing uncertainty may cause our customers to closely monitor their costs and reduce their spending budgets. This could negatively impact our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have a negative impact on our business, prospects, results of operations, financial condition and cash flows.
Further volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. continues to negotiate its future relationship with the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.
The effects of Brexit will depend on any future agreements the U.K. makes to retain access to E.U. markets following the transition period that currently ends on December 31, 2020. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. They may also impact how we deliver our products and services to customers in the U.K. and in the E.U., which may cause us to lose customers, suppliers and/or employees and could result in increased operating expenses. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, as well as other adverse effects that we are unable to anticipate. Any of these effects of Brexit, among others, could negatively impact our prospects, business, financial condition and results of operations.

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
As part of our business strategy, we have made and will continue to make acquisitions to add complementary businesses, products, technologies, revenue and intellectual property rights. We have made a number of acquisitions in the past, including three in 2018. In October 2018, we acquired AdvantageTec, Inc., a leading provider of texting solutions for service departments of automotive dealerships that helps enable the conversational experience across the entire dealership, including variable and fixed operations. In September 2018, we acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform. In January 2018, we acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup which has created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson's conversational platform.

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
In addition to our operations in the United States, we have operations in Australia, Canada, France, Germany, Israel, Italy, Japan, Latin America, Netherlands, Spain, Singapore and the United Kingdom. We have also continued to invest in global messaging initiatives and in acquisitions. Our ability to continue to expand into international markets and in the online consumer market involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.
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
The dialogue transcripts of the text-based chats, email interactions and other interactions between our customers and their users may include information, such as personal contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be required to comply with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with United States federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. While we currently maintain insurance coverage that may, cover certain cyber security risks, such insurance coverage is subject to certain exclusions and exceptions and may be insufficient to cover all losses.
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
Issues in the use of Artificial Intelligence (AI) in our product offerings may result in reputational harm or liability.

We have built, and will continue to build, Artificial Intelligence (AI) into many of our product offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications and the cloud helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows.

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
We are subject to risks related to corporate and social responsibility and reputation.

Many factors influence our reputation including the perception held by our customers, business partners and other key stakeholders. Businesses face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, sustainability and social responsibility. Any harm to our reputation could impact employee engagement and retention, our corporate culture and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

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
During 2019, we increased our allowance for doubtful accounts from $2.3 million to approximately $3.1 million. During 2018, we increased our allowance for doubtful accounts from $1.0 million to approximately $2.3 million. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause the market price of our securities to decline.
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
Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2019, we determined that it is not more-likely than not that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.
There are inherent limitations on the effectiveness of our controls.
We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business and operating results could be harmed, and the market price of our securities could decline.
In the past, we have experienced losses, we had an accumulated deficit of $283.6 million as of December 31, 2019 and we may incur losses in the future.
We have in the past incurred, and we may in the future, incur losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, and 2013 through 2019. We recorded a net loss of $96.1 million for the year ended December 31, 2019. As of December 31, 2019, our accumulated deficit was approximately $283.6 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our securities.
With the recent volatility in the capital markets, there is a risk that we could suffer a loss of principal in our cash and cash equivalents and short term investments and suffer a reduction in our interest income or in our return on investments.
As of December 31, 2019, we had $176.5 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any ongoing uncertainty in the United States and global credit markets. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

Capital needs necessary to execute our business strategy could increase substantially and we may not be able to secure additional financing to execute this strategy.
To the extent that we require additional funds to support our operations or the expansion of our business, or to pay for acquisitions, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. In the past, we have obtained financing principally through the sale of preferred stock, common stock, warrants and convertible notes. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights, preferences and privileges senior to holders of common stock, and could have terms that impose restrictions on our operations. If additional funds are raised through the issuance of additional equity or convertible securities, our stockholders could suffer dilution. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund any potential expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations, cash flows and financial condition.
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
Political, economic and military conditions in Israel could negatively impact our Israeli operations
A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2019, we had 359 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip) and Hezbollah (an Islamist militia and political group based in Lebanon). In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.
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
Continued hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our securities. In addition, escalation of tensions or violence might require more widespread military reserve service by some of our Israeli employees and might result in a significant downturn in the economic or financial condition of Israel, either of which could have a material adverse effect on our operations in Israel and our business.
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
As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) of approximately $203.5 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Under the Tax Cuts and Jobs Act (discussed below), federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2018, approximately $41.2 million of our approximately $203.5 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, our NOLs generated on or prior to December 31, 2017 could expire unused.

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
As of December 31, 2019, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 48.1% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with the company’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.
Future sales of substantial amounts of our common stock may negatively affect our stock price.
If we or our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options and warrants, or upon the conversion of the Notes, in the public market, or if the market perceives that these sales might occur, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in New York City, where we lease approximately 37,000 square feet of office space under a lease that expires in 2021. We also lease office space of approximately 68,000 square feet in Ra'anana, Israel, for research and development, sales and support under leases that expire in 2020, of approximately 40,000 square feet in Alpharetta, Georgia, for sales and support under a lease that expires in 2024; and approximately 38,000 square feet in Seattle, for research and development that expires in 2020.
As of December 31, 2019, we also lease office space for marketing, sales and support of approximately 45,000 square feet in various locations in the United States, Europe, Asia and Australia. In addition, we have data centers in the United States, Europe and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.
Item 3. Legal Proceedings
We previously filed an intellectual property suit against [24]7 Customer, Inc. in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 in the original litigation is currently set for April 27, 2020. Trial for [24]7's patent infringement claims is currently set for March 15, 2021. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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

Holders
As of February 11, 2020, there were approximately 148 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

A summary of the Company's repurchase activity for the three months ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				$—
10/1/2019 - 10/31/2019	—	$—	—	—
11/1/2019 - 11/30/2019	—	—	—	—
12/1/2019 - 12/31/2019	5,124	37.82	—	193,790
Total	5,124	$—	—	$193,790

Stock Performance Graph
The graph depicted below compares the annual percentage changes in LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

(1)	The graph covers the period from December 31, 2014 to December 31, 2019.

(2)
The graph assumes that $100 was invested at the market close on December 31, 2014 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.

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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2017, 2016 and 2015 and the related statements of operations for the years ended December 31, 2016 and 2015 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of AdvantageTec, Conversable, and Bot Central in 2018, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$291,609	$249,838	$218,876	$222,779	$239,012
Costs and expenses:
Cost of revenue	78,878	62,479	58,205	63,161	70,310
Sales and marketing	156,814	103,344	90,905	89,529	94,728
General and administrative	56,967	45,873	43,124	43,046	37,171
Product development	82,145	55,707	40,034	40,198	38,974
Restructuring costs	2,043	4,468	2,594	2,369	3,384
Amortization of purchased intangibles	1,794	1,670	1,840	3,885	4,873
Total costs and expenses	378,641	273,541	236,702	242,188	249,440
Loss from operations	(87,032)	(23,703)	(17,826)	(19,409)	(10,428)
Other (expense) income, net
Interest (expense) income	(7,407)	22	26	5	6
Other income (expense), net	1,213	(493)	110	(535)	(208)
Other (expense) income	(6,194)	(471)	136	(530)	(202)
Loss before provision for income taxes	(93,226)	(24,174)	(17,690)	(19,939)	(10,832)
Provision for income taxes	2,845	858	501	5,934	15,814
Net loss	$(96,071)	$(25,032)	$(18,191)	$(25,873)	$(26,646)

Net loss per share of common stock:
Basic	$(1.53)	$(0.42)	$(0.32)	$(0.46)	$(0.47)
Diluted	$(1.53)	$(0.42)	$(0.32)	$(0.46)	$(0.47)

Weighted-average shares used to compute net loss per share:
Basic	62,593,026	59,203,400	56,358,017	56,063,777	56,452,408
Diluted	62,593,026	59,203,400	56,358,017	56,063,777	56,452,408
Other Financial and Operational Data:
Adjusted EBITDA (1)	$(13,612)	$19,090	$18,400	$19,198	$21,244
Adjusted operating (loss) income (2)	$(29,978)	$4,902	$6,042	$7,503	$9,130
(1) We define adjusted EBITDA as net loss before provision for (benefit from) income taxes, other (expense) income, net, depreciation and amortization, stock-based compensation, restructuring costs, acquisition costs and other charges. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or (“GAAP”).
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

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Cost of revenue	$4,218	$996	$448	$429	$1,396
Sales and marketing	10,010	5,374	2,500	2,515	3,088
General and administrative	12,216	4,921	3,691	3,304	3,692
Product development	17,661	3,550	2,305	3,488	3,638
Total stock-based compensation	$44,105	$14,841	$8,944	$9,736	$11,814

	As of December 31,
	2019	2018	2017	2016	2015
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$176,523	$66,449	$56,115	$50,889	$48,803
Working capital	107,674	7,873	13,789	17,548	39,122
Total assets	512,710	290,103	232,799	219,638	226,194
Total stockholders’ equity	148,535	170,729	140,063	138,476	165,305
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2019		2018		2017		2016		2015
Reconciliation of Adjusted EBITDA:
Net loss	$(96,071)		$(25,032)		$(18,191)		$(25,873)		$(26,444)
Amortization of purchased intangibles	2,932		2,813		4,682		6,673		8,040
Stock-based compensation	44,105		14,841		8,944		9,736		11,814
Contingent earn-out adjustments	—		—		—		—		(3,680)
Restructuring costs	2,043	(1)	4,468	(2)	2,594	(3)	2,369	(4)	3,384	(9)
Depreciation	16,366		14,188		12,358		12,011		12,114
Other litigation and consulting costs	7,974	(5)	5,928	(6)	7,648	(7)	7,818	(8)	—
Provision for income taxes	2,845		858		501		5,934		15,814
Acquisition costs	—		555		—		—		—
Other expense (income), net	6,194		471		(136)		530		202
Adjusted EBITDA	$(13,612)		$19,090		$18,400		$19,198		$21,244
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

Because of these limitations, you should consider adjusted operating income (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income (loss) for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2019		2018		2017		2016		2015
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(93,226)		$(24,174)		$(17,690)		$(19,939)		$(10,630)
Amortization of purchased intangibles	2,932		2,813		4,682		6,673		8,040
Stock-based compensation	44,105		14,841		8,944		9,736		11,814
Restructuring costs	2,043	(1)	4,468	(2)	2,594	(3)	2,369	(4)	3,384	(9)
Other litigation and consulting costs	7,974	(5)	5,928	(6)	7,648	(7)	8,134	(8)	—
Contingent earn-out adjustments	—		—		—		—		(3,680)
Acquisition costs	—		555		—		—		—
Other expense (income), net	6,194		471		(136)		530		202
Adjusted operating income (loss)	$(29,978)		$4,902		$6,042		$7,503		$9,130

(1) These costs include severance and associated costs of $2.0 million for the year ended December 31, 2019. As detailed in Note 14 of the Notes to the Consolidated Financial Statements, the Company’s restructuring costs relate to resource reallocation for the Company’s platform transformation.
(2) Includes severance costs of $4.5 million for the year ended December 31, 2018. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.
(3) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.7 million for the year ended December 31, 2017. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.
(4) Includes severance costs of $1.6 million, wind down costs of legacy platform of $1.2 million and a benefit of $0.4 million of cash collected on previously written off bad debt for the year ended December 31, 2016. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.
(5) Includes other litigation costs of $4.4 million, consulting costs of $3.2 million, and fair value earn-out adjustment of $0.3 million for the year ended December 31, 2019. As detailed in Note 13 of the Notes to the consolidated Financial Statements, the Company's other litigation costs relate to the Company’s intellectual property lawsuit against [24]7 Customer, Inc.
(6) Includes litigation costs of $4.1 million, consulting costs of $1.3 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the year ended December 31, 2018. Please refer to footnote (5) above for additional information related to the nature of these other litigation costs.
(7) Includes litigation costs of $6.2 million, executive one-time compensation payment of $1.0 million, and executive separation cost of $0.5 million for the year ended December 31, 2017. Please refer to footnote (5) above for additional information related to the nature of these other litigation costs.
(8) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, severance costs of $0.5 million, and write off of office facility depreciation of $0.3 million for the year ended December 31, 2016. Please refer to footnote (5) above for additional information related to the nature of these other litigation costs.
(9) Includes approximately $1.7 million of termination costs associated with a large customer contract that ended in 2015 and $1.7 million of severance and other associated costs for the year ended December 31, 2015. Please refer to footnote (1) above for additional information related to the nature of these restructuring costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview
  LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier for people and brands everywhere through messaging powered by AI and humans. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing, social and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space.
LiveEngage, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, LiveEngage can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages.
Our robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on LiveEngage.
LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, LiveEngage offers brands a comprehensive approach to scaling automations across their millions of customer conversations.
Complementing our proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. We are a leading authority in the Conversational Space. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of the Conversational Space and deliver measurable return on investment. Certain of our customers have achieved the following advantages from our offerings:

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
More than 18,000 businesses, including HSBC, Orange, The Home Depot, and GM Financial use our conversational solutions to orchestrate humans and AI, at scale, and create a convenient, deeply personal relationship with their customers.
The key elements of LivePerson’s business solutions strategy include:
Build awareness and drive adoption of the Conversational Space. LivePerson brought our first customer live on messaging in June 2016. Since that time, we have been focused on building awareness for conversational experiences and driving adoption. We have educated businesses on the financial and operational transformation that occurs when a contact center shifts to an asynchronous messaging environment, where the consumer controls the pace of the conversation, which can last minutes, hours or days, from a synchronous call or chat center, where conversations occur in real-time and have a distinct start and end.
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year end 2019, we had brought approximately 300 customers live on messaging and increased adoption within our enterprise customers to nearly 55%. In addition, nearly 60% of messaging conversations had automation attached. We will continue to focus on building awareness for the Conversational Space and driving adoption of messaging and AI across our customer base.
Increase messaging volumes by developing a broad ecosystem, expanding customer use cases, and focusing on AI and automation. Our strategy is to drive higher messaging volumes by going both wide across messaging endpoints, deep across consumer use cases, and focusing on AI and automation as the means to deliver powerful scale. LivePerson offers a platform usage pricing model, where customers are offered access to our entire suite of messaging technologies across their entire agent pool for a pre-negotiated cost per interaction. We believe that over time this model will drive higher revenue for LivePerson by reducing barriers to adoption of new messaging endpoints and use cases.
In order to drive broad messaging adoption, it is imperative that LiveEngage integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement.
Each channel and use case added opens the door to hundreds of millions of new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. For example, in 2019, leading airlines launched on WhatsApp and Apple Business Chat with the ability to make secure payments; a baseball stadium launched an automated conversational concierge providing answers to a wide range of questions from restroom locations to player stats; and a multinational telecommunications company used proactive two-way messaging for outbound campaigns.
LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.
We believe that this strategy has influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was within our target range of 105% to 115% for 2019. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased approximately 20% in 2019 to $345,000 from approximately $285,000 in 2018. In fact, in 2019, the ARPU for Enterprise customers on messaging was more than 5 times higher than those on just chat. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. We plan to continue adding new messaging endpoints and use cases, and to drive higher adoption of existing ones within our customer base.
Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry's best talent. In 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, LivePerson opened an Advanced Technology Center in Seattle, Washington, where the Company now has more than 125 of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, that are working exclusively on applying AI to Conversational. LivePerson also expanded its Mannheim, Germany development center, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas.
Bring to market best-in-class AI and machine learning technologies designed for the Conversational Space. We believe that in the last decade many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand alone implementations that lacked the measurement, reporting and human oversight of conversational platforms such as LiveEngage. In December 2018, LivePerson announced its patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
Unlike alternative solutions designed solely for IT departments, LivePerson’s Conversational AI was built to be used by developers and contact center agents. By putting the power of conversational design and bot management in the hands of contact center agents, LivePerson’s Conversational AI gives brands the ability to leverage the employees closest to the customer, those who are most versed in the voice of the brand, and with the most expertise in how to craft successful outcomes for customer service and sales journeys.
Some of the key innovations behind LivePerson’s Conversational AI include:

•
a holistic approach to scaling AI by combining consumer facing bots, agent facing bots, intelligent routing and real-time intent understanding, with an analytics dashboard that helps users focus on the intents that are impacting their business and prioritize which intents to automate next

•	bot building software that is based on dialogue instead of workflow or code, so non-technical employees like contact center agents can design automations

•
leverage a data moat of hundreds of millions of conversations to feed the machine learning that rapidly and accurately detects consumer sentiment and intents in real-time. Use intent understanding for advanced routing, next-best actions, and to fully contain conversations with automation

•
the establishing of contact center agents as bot managers, ensuring that every conversation is safeguarded by a human and that agents are continuously training the AI to be smarter and drive more successful outcomes

•
powerful Assist technology that multiplies the efficiency of agents by analyzing intents in real time and then suggesting next best actions, predefined content, and bots that can take over transactional work

•	pre-built templates for target verticals that provide out of the box support for the top intents and back-end integrations

•	the ability to bootstrap conversations with existing transcripts, reducing design effort and speeding time to market

•	third-party AI NLU integration, so customers aren’t boxed into one vendor

•	AI analytics and reporting tailored to the Conversational Space, providing brands with immediate, actionable insights about their businesses and contact center operations

Our strategy is to continue to enhance the Conversational AI engine and related products, leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
Sustain our leadership position by aligning brands to a vision that transforms how they communicate with consumers and delivers a superior return on investment. We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for transforming conversational experiences, disrupting how agents operate and how brands engage with consumers across service, sales, marketing, social and brick and mortar. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Space, and traffic will steadily shift away from lower returning voice calls, websites, emails and apps to higher returning messaging endpoints.

We believe that LivePerson is uniquely positioned to deliver this transformation due to its technology and expertise:

•
The LiveEngage enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, LiveEngage is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across natural language understanding (NLU) providers.

•	The Company has a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.

•
The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.

•
LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in the Conversational Space,. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and oftentimes inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

We believe that LivePerson’s differentiated approach to the Conversational Space, combined with our unique technology and expertise has established us as a market leader, with an ability to deliver superior returns on investment. LivePerson customers manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed. Our customers often see labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%. Furthermore, our ability to deliver more convenient, personalized and content-rich conversations often drives increases in customer satisfaction of up to 20 percentage points and increases in sales conversions of up to 20%, while enhancing average order value, customer retention and loyalty.
    Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. In 2019, we made strong inroads into new verticals with key wins in the airline, foodservice and healthcare industries. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.
Continue to build our international presence. We are focused on expanding our international revenue contribution, which increased to 41% of total revenue in 2019 and 2018, from 37% in 2017. We are generating positive results from our recent investments in the Asia Pacific region, and recently opened an office in Latin America.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into approximately a dozen third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo and Twitter, multiple IVR vendors and dozens of branded apps. LiveEngage integrates our proprietary messaging and Conversational AI with third-party bot offerings, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.
In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless integration capability that allows brands to more easily and rapidly customize conversations flows within LiveEngage through functions-as-a-service technology. .
Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. In 2019, we announced strategic partnerships with TTEC, a leading BPO focused on customer experience, and DMI, a digital transformation company, to redefine the customer experience with digital engagement, messaging, and AI-driven automation. LivePerson increased the number of partners focused on SMBs to more than 300 at year-end 2019, from over 150 at year-end 2018, and approximately 40 at the end of 2017. Approximately one quarter of all opportunities were influenced by partners in 2019, and we are focused on driving that contribution toward 40% longer term.
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

Key Metrics
Financial overview of the three and twelve months ended December 31, 2019 compared to the comparable periods in 2018 are as follows:

•
Revenue increased 20% and 17% to $79.1 million and $291.6 million in the three and twelve months ended December 31, 2019, respectively, from $65.7 million and $249.8 million in the comparable periods in 2018.

•
Revenue from our Business segment increased 20% and 16% to $72.8 million and $267.1 million in the three and twelve months ended December 31, 2019, respectively, from $60.7 million and $230.3 million in the comparable periods in 2018.

•
Gross profit margin decreased to 72% in the three months ended December 31, 2019 from 74% in the comparable period in 2018. Gross profit margin decreased to 73% in the twelve months ended December 31, 2019 from 75% in the comparable period in 2018.

•
Cost and expenses increased 42% and 38% to $103.6 million and $378.6 million in the three and twelve months ended December 31, 2019, respectively, from $73.0 million and $273.5 million in the comparable periods in 2018.

•
Net loss increased to $27.3 million and $96.1 million in the three and twelve months ended December 31, 2019, respectively, from net loss of $6.5 million and $25.0 million for the three and twelve months ended December 31, 2018, respectively.

•	Trailing-twelve-month average revenue per enterprise and mid-market customer was approximately $345,000 in 2019, as compared to approximately $285,000 in 2018.

•	Revenue retention rate for enterprise and mid-market customers on LiveEngage was within our target range of 105% to 115% in 2019, and at approximately 110% for 2018.
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

Hosted Services- Business Revenue

Revenue attributable to our monthly hosted Business services accounted for 77% of total revenue for the year ended December 31, 2019, 79% of total revenue for the year ended December 31, 2018 and 82% of total revenue for the year ended December 31, 2017.

Professional Services Revenue

Revenue attributable to professional services accounted for 14% of total revenue for the year ended December 31, 2019 and 13% of total revenue for the year ended December 31, 2018 and 10% of total revenue for the year ended December 31, 2017.

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

Hosted Services- Consumer Revenue

Revenue from our Consumer segment accounted for approximately 8% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $34.0 million in the deferred revenue balance for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $42.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

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

During 2019, we increased our allowance for doubtful accounts from $2.3 million to approximately $3.1 million. During 2018, we increased our allowance for doubtful accounts from approximately $1.3 million to approximately 2.3 million. We perform a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the creditworthiness of each customer. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2019, 2018 and 2017 consist of (amounts in thousands):

	2019	2018	2017
Stock-based compensation expense	$44,105	$14,841	$8,944
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

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	27%	25%	27%
Sales and marketing	54%	41%	42%
General and administrative	20%	18%	20%
Product development	28%	22%	18%
Restructuring costs	1%	2%	1%
Amortization of purchased intangibles	1%	1%	1%
Total costs and expenses	130%	109%	108%
Loss from operations	(30)%	(9)%	(8)%
Total Other (expense) income, net	(2)%	—%	—%
Loss before provision for income taxes	(32)%	(10)%	(8)%
Provision for income taxes	1%	—%	—%
Net loss	(33)%	(10)%	(8)%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$267,129	$230,285	16%	$230,285	$201,426	14%
Consumer	24,480	19,553	25%	19,553	17,450	12%
Total	$291,609	$249,838	17%	$249,838	$218,876	14%

Our business revenue growth has traditionally been driven by a mix of revenue from new customers as well as expansion from existing customers. Business Revenue increased by 16% to $267.1 million for the year ended December 31, 2019, from $230.3 million for the year ended December 31, 2018. This increase is primarily attributable to revenue from existing customers of approximately $13.3 million, net of cancellations, revenue from professional services provided to clients in the amount of $8.1 million, revenue from new customers of approximately $15.8 million, and partially offset by a decrease in revenue that is variable based on interactions and usage of approximately $0.2 million.
Business revenue increased by 14% to $230.3 million for the year ended December 31, 2018, from $201.4 million for the year ended December 31, 2017. The increase is primarily attributable to revenue from existing customers of approximately $11.8 million, net of cancellations, revenue from professional services of approximately $10.3 million, revenue from new customers of approximately $5.9 million and revenue that is variable based on interactions and usage in the amount of $0.8 million.
The overall increase in business revenue in 2019 is attributed to the ramping of 2018 sales hires in North America, a renewed focused on SMB sales growth, increasing adoption of our AI and bots, new use cases beyond customer care, and broader deployment of messaging endpoints. The overall increase in business revenue in 2018 is primarily attributable to the Company's renewed selling focus after completing the migration to LiveEngage in 2017.
Consumer revenue increased by 25% to $24.5 million for the year ended December 31, 2019, from $19.6 million for the year ended December 31, 2018. This increase is primarily attributable to an increase in chat minutes and price per minute. Consumer revenue increased by 12% to $19.6 million for the year ended December 31, 2018, from $17.5 million for the year ended December 31, 2017. This increase is primarily attributable to an increase in chat minutes and price per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Business	$74,460	$58,420	27%	$58,420	$54,600	7%
Percentage of total revenue	26%	23%		23%	25%
Headcount (at period end)	257	228	13%	228	205	11%
Cost of revenue increased by 27% to $74.5 million for the year ended December 31, 2019, from $58.4 million for the year ended December 31, 2018. This increase in expense is primarily attributable to an increase in business services and outsourced subcontracted labor of approximately $7.2 million, in salary and related employee expenses of approximately $4.4 million, in expenses for backup server facilities of approximately $4.0 million and in depreciation expense of approximately $0.5 million.
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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$4,418	$4,059	9%	$4,059	$3,605	13%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	17	16	6%	16	18	(11)%
Cost of revenue increased by 9% to $4.4 million for the year ended December 31, 2019, from $4.1 million for the year ended December 31, 2018. This is primarily related to an increase in credit card processing fees of approximately $0.3 million.
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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$140,880	$94,339	49%	$94,339	$82,420	14%
Percentage of total revenue	48%	38%		38%	38%
Headcount (at period end)	449	352	28%	352	291	21%
Sales and marketing expenses increased by 49% to $140.9 million for the year ended December 31, 2019 from $94.3 million for the year ended December 31, 2018. This is primarily related to an increase in salary, recruitment, and related employee expenses of approximately $29.5 million, as the Company doubled the number of quota carriers to approximately 100 at year-end 2019 from 50 at year-end 2018. Business services and outsourced labor increased approximately $6.5 million, and marketing events, advertising, public relations, and trade show exhibit expenses increased approximately $5.4 million, Other costs consisted of increases in facilities and allocated overhead of $5.1 million, and in depreciation expense of $0.1 million.
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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$15,934	$9,005	77%	$9,005	$8,485	6%
Percentage of total revenue	5%	4%		4%	4%
Headcount (at period end)	18	13	38%	13	12	8%
Sales and marketing expenses increased by 77% to $15.9 million for the year ended December 31, 2019, from $9.0 million for the year ended December 31, 2018. This increase is primarily attributable to an increase in advertising and online expenses of approximately $6.7 million and an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $0.2 million.
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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
General and administrative	$56,967	$45,873	24%	$45,873	$43,124	6%
Percentage of total revenue	20%	18%		18%	20%
Headcount (at period end)	149	128	16%	128	113	13%
General and administrative expenses increased by 24% to $57.0 million for the year ended December 31, 2019 from $45.9 million for the year ended December 31, 2018. This is primarily related to an increase in salaries and employee related expenses of approximately $9.2 million and in business services and outsourced labor of approximately $3.8 million. This was partially offset by a decrease in allocated occupancy costs, related overhead, information technology, and other general corporate expenses of approximately $1.9 million.
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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Product development	$82,145	$55,707	47%	$55,707	$40,034	39%
Percentage of total revenue	28%	22%		22%	18%
Headcount (at period end)	451	369	22%	369	342	8%
Product development costs increased by 47% to $82.1 million for the year ended December 31, 2019 from $55.7 million for the year ended December 31, 2018. This is primarily related to an increase in compensation, recruitment, and related costs of approximately $15.3 million, as the Company built out its Seattle Advanced Technology Center, ending 2019 with more than 125 data scientists, machine learnings engineers and automation engineers focused on Conversational AI. Business services and outsourced labor increased approximately $5.0 million, primarily tied to supporting demand for technical services. Facility, allocated occupancy costs and overhead related to costs of supporting our server and network infrastructure increased approximately $4.3 million, depreciation expenses increased approximately $1.5 million, and marketing related costs increased $0.3 million.
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
We continue to invest in new product development efforts to expand the capability of LiveEngage. During July 2018, we opened an office in Seattle, for research and development in order to promote continued globalization of our technology operations, drive improvements in quality assurance of existing products and creation of new add-on features to LiveEngage. We recognize that every brand is unique and employs an individualized and complex approach to managing their users. In accordance with ASC 350-40, ‘‘Internal- Use Software’’, as new projects are initiated that provide functionality to LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. During the year ended December 31, 2019 and 2018, $29.1 million and $11.7 million was capitalized, respectively.

Restructuring Costs

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$2,043	$4,468	(54)%	$4,468	$2,594	72%
Percentage of total revenue	1%	2%		2%	1%
Restructuring costs decreased by 54% to $2.0 million for the year ended December 31, 2019, from $4.5 million for the year ended December 31, 2018. This variance is attributable to a decrease in severance and other associated costs of approximately $2.5 million. Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.
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
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,794	$1,670	7%	$1,670	$1,840	(9)%
Percentage of total revenue	1%	1%		1%	1%

Amortization expense for purchased intangibles increased by 7% to $1.8 million for the year ended December 31, 2019, from $1.7 million for the year ended December 31, 2018 and decreased by 9% to $1.7 million for the year ended December 31, 2018, from $1.8 million for the year ended December 31, 2017. The year over year variance is primarily attributable to the full amortization of capitalized technology and customer relationships related to the past acquisitions of AdvantageTec, Inc. and Conversable, Inc. in 2018.
Other (Expense) Income, net
Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, AUS dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)

Interest (expense) income	(7,407)	22	(33,768)%	22	26	(15)%
Other income (expense)	$1,213	$(493)	(346)%	$(493)	$110	(548)%
Other (expense) income,net	$(6,194)	$(471)	1,215%	$(471)	$136	(446)%
Other (expense) income increased by $5.7 million to an expense of $6.2 million for the year ended December 31, 2019 from an expense of $0.5 million for the year ended December 31, 2018. This was primarily attributable to an increase in interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the ‘‘Notes’’) partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.
Other (expense) income increased by $0.3 million to an expense of $0.5 million for the year ended December 31, 2018 from an income of $0.1 million for the year ended December 31, 2017. This was primarily attributable to a decrease in other financial income and finance hedging income.
Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$2,845	$858	232%	$858	$501	71%
Income tax expense increased by 232% to $2.8 million for the year ended December 31, 2019, from $0.9 million for the year ended December 31, 2018. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.  During 2018, we recognized a benefit of $2.0 million related to a settlement with the Israeli Tax Authority.  As a result of the settlement, we recognized a benefit as the recorded liability was less than the final settlement.  A benefit was also recorded for U.S. federal tax refunds that were recognized due to increased foreign tax credits and increased federal NOLs from foreign tax deductions.  The increase in tax expense was primarily due to these factors.
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
Net Loss
We had a net loss of $96.1 million for the year ended December 31, 2019 compared to a net loss of $25.0 million for the year ended December 31, 2018. Revenue increased approximately $41.8 million, operating expenses increased by approximately $105.1 million, the provision for income taxes increased approximately $2.0 million, and other (expense) income net increased by $5.7 million, contributing to a net increase in net loss of approximately $71.0 million.

We had a net loss of $25.0 million for the year ended December 31, 2018 compared to a net loss of $18.2 million for the year ended December 31, 2017. Revenue increased approximately $31.0 million, operating expenses increased by approximately $36.8 million, the provision for (benefit from) income taxes increased approximately $0.4 million, and other (expense)income, net decreased by approximately $0.6 million, contributing to a net increase in net loss of approximately $6.8 million.
Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2019. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$79,073	$75,175	$70,959	$66,402	$65,724	$64,213	$61,660	$58,241

Costs and Expenses:
Cost of revenue	22,060	20,120	18,049	18,649	16,800	15,689	16,036	13,954
Sales and marketing	42,661	41,774	39,343	33,036	27,073	26,748	25,392	24,131
General and administrative	15,079	13,958	13,763	14,167	12,279	11,972	11,499	10,123
Product development	23,213	20,577	20,182	18,173	14,752	13,484	14,219	13,252
Restructuring costs	134	1,425	205	279	1,662	722	1,906	178
Amortization of purchased intangibles	448	447	438	461	398	424	424	424
Total costs and expenses	103,595	98,301	91,980	84,765	72,964	69,039	69,476	62,062
Loss from operations	(24,522)	(23,126)	(21,021)	(18,363)	(7,240)	(4,826)	(7,816)	(3,821)
Other (expense) income	(2,183)	(1,810)	(2,267)	66	(418)	(213)	31	129
Loss before provision for income taxes (benefit from)	(26,705)	(24,936)	(23,288)	(18,297)	(7,658)	(5,039)	(7,785)	(3,692)
Provision for (benefit from) income taxes	617	936	699	593	(1,193)	2,004	536	(489)
Net loss	$(27,322)	$(25,872)	$(23,987)	$(18,890)	$(6,465)	$(7,043)	$(8,321)	$(3,203)

Net loss per share of common stock:
Basic	$(0.43)	$(0.41)	$(0.38)	$(0.31)	$(0.11)	$(0.12)	$(0.14)	$(0.06)
Diluted	$(0.43)	$(0.41)	$(0.38)	$(0.31)	$(0.11)	$(0.12)	$(0.14)	$(0.06)

Weighted-average shares used to compute net loss per share
Basic	63,556,205	63,014,802	62,350,787	61,422,227	60,794,252	60,014,246	58,648,195	57,309,707
Diluted	63,556,205	63,014,802	62,350,787	61,422,227	60,794,252	60,014,246	58,648,195	57,309,707

Liquidity and Capital Resources

	December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$(59,158)	$4,779	$10,290
Cash flows used in investing activities	(48,506)	(27,773)	(15,320)
Cash flows provided by financing activities	217,851	33,926	7,209

As of December 31, 2019, we had approximately $176.5 million in cash and cash equivalents, an increase of approximately $110.1 million from December 31, 2018. The increase is primarily attributable to cash provided by investing activities relating to issuance of the Notes, as described in Note 7 to the Consolidated Financial Statements, and cash provided by financing activities relating to issuance of common stock and increase in deferred revenue. This was partially offset by purchases of capped calls, as described in Note 7 to the Consolidated Financial Statements, fixed assets for our co-location facilities and capitalization of internally developed software, and debt issuance costs, as well as decreases in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable.
Net cash used in operating activities was $59.2 million in the year ended December 31, 2019. Our net loss was $96.1 million, which includes the effect of non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and provision for doubtful accounts as well as increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings and in accounts payable and accrued expenses. This was partially offset by increases in prepaid expenses and other current assets and accounts receivable and decrease in deferred tax liability. Net cash provided by operating activities was $4.8 million in the year ended December 31, 2018. Our net loss was $25.0 million, but that net loss was impacted by non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and provision for doubtful accounts. Furthermore, there were increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings and accrued expenses. This was partially offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in accounts payable and deferred tax liability.
Net cash used in investing activities was $48.5 million in the year ended December 31, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $27.8 million in the year ended December 31, 2018 due primarily to the purchase of fixed assets for our co-location facilities, acquisitions and purchases of intangibles. See Note 8 of the Notes to Consolidated Financial Statements for further details on acquisitions. This was partially offset by a decrease in cash held as collateral.
Net cash provided by financing activities was $217.9 million in the year ended December 31, 2019 and consisted primarily of proceeds from issuance of the Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the Notes was approximately $221.4 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 7 to the Consolidated Financial Statements. Net cash provided by financing activities was $33.9 million in the year ended December 31, 2018 and consisted primarily of the proceeds from the issuance of common stock in connection with the exercise of stock options offset partially by the repurchase of our common stock.

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
Contractual Obligations and Commitments
We lease facilities and certain equipment under agreements accounted for as operating leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Rental expense for operating leases for the years ended December 31, 2019, 2018 and 2017, was approximately $13.0 million, $10.9 million and $9.9 million, respectively.
As of December 31, 2019, our principal commitments were approximately $22.0 million under various operating leases, of which approximately $7.8 million is due in 2020. We currently expect that our principal commitments for the year ending December 31, 2020 will not exceed approximately $10.0 million in the aggregate.
Our contractual obligations at December 31, 2019 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$22,000	$7,787	$10,276	$3,073	$864
Total	$22,000	$7,787	$10,276	$3,073	$864
Capital Expenditures
Total capital expenditures in 2019 were approximately $47.6 million, primarily related to software capitalization and to the continued expansion of our co-location facilities. Our total capital expenditures are not currently expected to exceed $45.7 million in 2020. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.
Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2019.

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

Total revenue of $291.6 million, $249.8 million, and $218.9 million was recognized during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare arrangements in accordance with ASC-606, ‘‘Principal Agent Considerations,’’ we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

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

Hosted Services- Consumer Revenue

For revenue from our Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” due primarily to the fact that we do not act as a principal in a transaction since we do not control the specified goods or services before they are transferred to the customer. Additionally, we perform as an agent without any risk of loss for collection, and we are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
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
As of December 31, 2019, there was approximately $22.7 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.4 years. As of December 31, 2019, there was approximately $76.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.

Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2019, 2018 or 2017. Two customers exceeded 10% or our total accounts receivable in 2019. No single customer accounted for or exceeded 10% of our total accounts receivable in 2018 or in 2017. During 2019, we increased our allowance for doubtful accounts from $2.3 million to approximately $3.1 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.
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
We evaluate for goodwill impairment annually at the end of the third quarter. At the end of the third quarter of 2019 and 2018 we determined that it was not more likely than not that the fair value of the reporting units was less than our carrying amount. Accordingly, we did not perform the two-step goodwill impairment test.
Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There were no impairments for the years ended December 31, 2019, 2018, and 2017.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance as we considered our cumulative loss in recent years as a significant piece of negative evidence. During the year ended December 31, 2019, there was a reduction in the valuation allowance of $19.1 million.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the scope of our Israeli operations, there is currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). For the year ended December 31, 2019, the U.S dollar appreciated as compared to the NIS by an average of 1% as compared to December 31, 2018. For the year ended December 31, 2019, expenses generated by our Israeli operations totaled approximately $65.9 million. Based on our exposure to NIS exchange rate fluctuation against a dollar as of December 31, 2018, a 1% increase or decrease in the value of the NIS would increase or decrease our income before income taxes by approximately $0.7 million.
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
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2019, we increased our allowance for doubtful accounts from 2.3 million to approximately 3.1 million. During 2018, we increased our allowance for doubtful accounts by approximately 1.3 million to approximately 2.3 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle

On January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.  The effects of the adoption are described in Note 1 to the consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Contracts with Multiple Performance Obligations
As described in Note 1 to the Company’s consolidated financial statements, certain of the Company’s revenue contracts contain multiple performance obligations primarily relating to the sale of hosted subscription and professional services. For these revenue contracts, the Company accounts for the individual performance obligations separately if they are distinct. The transaction price is allocated to the performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the cloud applications sold, and the number and types of users within its contracts.

We identified revenue recognition related to contracts that contain multiple performance obligations as a critical audit matter. The determination of whether multiple services within a contract are distinct performance obligations that should be accounted for separately and the estimates of the standalone selling price for each distinct performance obligation require management to exercise significant judgment that includes a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain controls relating to management’s determination of standalone selling prices for each of the performance obligations.

•
Evaluating management’s technical accounting positions and assessing the reasonableness of management’s judgments and assumptions in the determination of whether the products and services are distinct performance obligations and the determination of the standalone selling prices for each of the performance obligations.

•
Testing the reasonableness of the identification of distinct performance obligations and determination of the standalone selling prices through review of a sample of revenue contracts and other relevant supporting details and testing the completeness and accuracy of the underlying supporting details.

Convertible Notes

As described in Note 7 to the consolidated financial statements, the Company issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes (the “Notes”) in a private placement in 2019. In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes.

We identified the accounting evaluation, including the related fair value determinations, of the Notes as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the potential derivatives that needed to be bifurcated, and (ii) considerations related to determination of the fair value of the Notes and the conversion option including complex valuation models and assumptions utilized by management. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skill in technical accounting to assist in: (i) evaluating the relevant terms and conditions of the Notes’ agreements, and (ii) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the Notes and identification, assessment and accounting for potential derivatives.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the complex valuation models utilized by management to determine the fair value of the Notes and assessing complex assumptions incorporated into the valuation models.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

New York, New York
March 2, 2020

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2019	2018 (as revised) (Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,523	$66,449
Accounts receivable, net of allowance for doubtful accounts of $3,070 and $2,276, in 2019 and 2018, respectively	87,620	46,023
Prepaid expenses and other current assets	13,964	9,252
Total current assets	278,107	121,724
Operating lease right of use asset	15,680	—
Property and equipment, net	76,236	43,735
Contract acquisition costs	31,965	13,361
Intangibles, net	11,812	13,832
Goodwill	94,987	95,031
Deferred tax assets	2,179	713
Other assets	1,744	1,707
Total assets	$512,710	$290,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,302	$8,174
Accrued expenses and other current liabilities	62,778	50,662
Deferred revenue	88,751	55,015
Operating lease liability	6,602	—
Total current liabilities	170,433	113,851
Deferred revenue, net of current portion	438	222
Convertible senior notes, net	179,012	—
Other liabilities	72	4,205
Operating lease liability, net of current portion	12,865	—
Deferred tax liability	1,355	1,096
Total liabilities	364,175	119,374

Commitments and contingencies (See Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 and 100,000,000 shares authorized, 66,543,073 and 63,676,229 shares issued, and 63,833,243 and 60,994,944 shares outstanding as of December 31, 2019 and 2018, respectively	67	64
Additional paid-in capital	436,557	362,590
Treasury stock, at cost; 2,709,830 and 2,681,285 shares respectively	(3)	(3)
Accumulated deficit	(283,562)	(187,491)
Accumulated other comprehensive loss	(4,524)	(4,431)
Total stockholders’ equity	148,535	170,729
Total liabilities and stockholders’ equity	$512,710	$290,103
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2019	2018	2017
Revenue	$291,609	$249,838	$218,876
Costs and expenses:(1) (2)
Cost of revenue	78,878	62,479	58,205
Sales and marketing	156,814	103,344	90,905
General and administrative	56,967	45,873	43,124
Product development	82,145	55,707	40,034
Restructuring costs	2,043	4,468	2,594
Amortization of purchased intangibles	1,794	1,670	1,840
Total costs and expenses	378,641	273,541	236,702
Loss from operations	(87,032)	(23,703)	(17,826)
Other (expense) income, net
Interest (expense) income	(7,407)	22	26
Other income (expense), net	1,213	(493)	110
Total Other (expense) income, net	(6,194)	(471)	136
Loss before provision for income taxes	(93,226)	(24,174)	(17,690)
Provision for income taxes	2,845	858	501
Net loss	$(96,071)	$(25,032)	$(18,191)

Net loss per share of common stock:
Basic	$(1.53)	$(0.42)	$(0.32)
Diluted	$(1.53)	$(0.42)	$(0.32)

Weighted-average shares used to compute net loss income per share:
Basic	62,593,026	59,203,400	56,358,017
Diluted	62,593,026	59,203,400	56,358,017

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$4,218	$996	$448
Sales and marketing	10,010	5,374	2,500
General and administrative	12,216	4,921	3,691
Product development	17,661	3,550	2,305

(2) Amounts include depreciation and amortization expense, as follows:
Cost of revenue	$8,557	$7,831	$7,150
Sales and marketing	1,642	1,520	1,625
General and administrative	908	1,083	1,226
Product development	5,259	3,754	2,357

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$1,138	$1,143	$2,842
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(96,071)	$(25,032)	$(18,191)
Foreign currency translation adjustment	(93)	(1,896)	3,625
Comprehensive loss	$(96,164)	$(26,928)	$(14,566)

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2016	58,276,447	$58	(2,340,105)	$(2)	289,524	$(144,944)	$(6,160)	$138,476
Common stock issued upon exercise of stock options	853,885	1	—	—	7,490	—	—	7,491
Common stock issued upon vesting of restricted stock units	363,429	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,944	—	—	8,944
Common stock issued under Employee Stock Purchase Plan	170,208	—	—	—	1,459	—	—	1,459
Common stock repurchase	—	—	(247,430)	(1)	(1,741)	—	—	(1,742)
Net loss	—	—	—	—	—	(18,191)	—	(18,191)
Other comprehensive income	—	—	—	—	—	—	3,625	3,625
Balance at December 31, 2017	59,663,969	60	(2,587,535)	(3)	305,676	(163,135)	(2,535)	140,063
Common stock issued upon exercise of stock options	3,120,404	3	—	—	32,788	—	—	32,791
Common stock issued upon vesting of restricted stock units	361,539	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	14,841	—	—	14,841
Common stock issued under Employee Stock Purchase Plan	150,989	—	—	—	2,480	—	—	2,480
Common stock repurchase	—	—	(93,750)	—	(1,345)	—	—	(1,345)
ASC 606 prior period adjustment	—	—	—	—		676	—	676
Issuance of common stock in connection with acquisitions	379,328	—	—	—	8,150	—	—	8,150
Net loss	—	—	—	—	—	(25,032)	—	(25,032)
Other comprehensive loss	—	—	—	—	—	—	(1,896)	(1,896)
Balance at December 31, 2018	63,676,229	64	(2,681,285)	(3)	362,590	(187,491)	(4,431)	170,729
Common stock issued upon exercise of stock options	1,523,018	2			16,916	—	—	16,918
Common stock issued upon vesting of restricted stock units	1,197,576	1	—	—	999	—	—	1,000
Stock-based compensation	—	—	—	—	25,083	—	—	25,083
Common stock issued under Employee Stock Purchase Plan	146,250	—	—	—	4,142	—	—	4,142
Common stock repurchase	—	—	(28,545)	—	(903)	—	—	(903)
Equity component of convertible senior notes	—	—	—	—	52,900	—	—	52,900
Equity component of convertible senior notes issuance costs	—	—	—	—	(1,986)	—	—	(1,986)
Purchase of capped call option	—	—	—	—	(23,184)	—	—	(23,184)
Net loss	—	—	—	—	—	(96,071)	—	(96,071)
Other comprehensive income	—	—	—	—	—	—	(93)	(93)
Balance at December 31, 2019	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net loss	$(96,071)	$(25,032)	$(18,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	44,105	14,841	8,944
Depreciation and amortization	16,366	14,188	12,358
Amortization of tenant allowance	(516)	(326)	(166)
Amortization of purchased intangibles	2,932	2,813	4,682
Amortization of debt issuance costs	956	—	—
Accretion of debt discount on convertible senior notes	7,605	—	—
Change in fair value of contingent consideration	(328)	—	—
Provision for doubtful accounts, net	2,159	1,788	1,895
Deferred income taxes	(1,207)	(309)	(2,397)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(43,757)	(9,662)	(7,998)
Prepaid expenses and other current assets	(4,712)	(12,993)	9,270
Contract acquisition costs noncurrent	(13,718)	(1,635)	(11,137)
Other assets	(30)	(107)	(38)
Accounts payable	3,808	2,199	(2,743)
Accrued expenses and other current liabilities	(10,882)	(205)	7,838
Deferred revenue	33,953	19,005	8,418
Increase in operating lease liability	388	—	—
Other liabilities	(209)	214	(445)
Net cash (used in) provided by operating activities	(59,158)	4,779	10,290

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(47,582)	(21,938)	(17,390)
Payments for acquisitions and intangible assets, net of cash acquired	(924)	(7,286)	(441)
Cash held as collateral	—	1,451	2,511
Net cash used in investing activities	(48,506)	(27,773)	(15,320)

FINANCING ACTIVITIES:
Repurchase of common stock	(903)	(1,345)	(1,742)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	21,060	35,271	8,951
Proceeds from issuance of convertible senior notes	230,000	—	—
Payment of issuance costs in connection with convertible senior notes	(8,635)	—	—
Payment related to contingent consideration	(487)	—	—
Purchase of capped call option	(23,184)	—	—
Net cash provided by financing activities	217,851	33,926	7,209
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(113)	(598)	3,047
CHANGE IN CASH AND CASH EQUIVALENTS	110,074	10,334	5,226
CASH AND CASH EQUIVALENTS - Beginning of the year	66,449	56,115	50,889
CASH AND CASH EQUIVALENTS - End of the year	$176,523	$66,449	$56,115

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,304	$5,144	$1,551
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,198	$190	$936
Leasehold improvements funded by landlord	$—	$1,551	$—
Operating lease right of use asset (1)	$21,588	$—	$—
Operating lease liabilities- short-term and long term	$(19,467)	$—	$—

Issuance of 38,462 shares of common stock in connection with the Conversable transaction on December 13, 2019	$1,000	$—	$—
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 24, 2018	$—	$1,000	$—
Issuance of 115,385 shares of common stock in connection with the Conversable transaction on September 27, 2018	$—	$2,850	$—
Issuance of 178,082 shares of common stock in connection with the AdvantageTec transaction on October 11, 2018	$—	$4,300	$—
Fair value of contingent earn-out in connection with the acquisition of Conversable recorded in accrued expenses	$—	$1,496	$—
Fair value of contingent earn-out in connection with the acquisition of AdvantageTec recorded in accrued expenses	$—	$876	$—

(1) Includes leases that commenced during the year ended December 31, 2019, as well as balances related to leases in existence as of the date of the adoption of Topic 842.
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia), Austin (Texas), San Francisco (California) and Seattle (Washington), and international offices in Amsterdam (Netherlands), Berlin (Germany), Delhi (India), London (United Kingdom), Mannheim (Germany), Melbourne (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Singapore (Singapore), Tel Aviv (Israel), and Tokyo (Japan).
LivePerson makes life easier for people and brands everywhere through messaging powered by AI and humans. During the past decade, the consumer has made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing, social and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space.
LiveEngage, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. LiveEngage powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use LiveEngage to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, LiveEngage can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages.
LivePerson's robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With LiveEngage, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Amazon Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on LiveEngage.
LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, LiveEngage offers brands a comprehensive approach to scaling automations across their millions of customer conversations.
LivePerson's consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2019 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2019, 2018 or 2017. Two customers exceeded 10% of the Company's total accounts receivable in 2019 with a balance of approximately $17.6 million. No single customer accounted for or exceeded 10% of the Company’s total accounts receivable in 2018 or in 2017.
Foreign Currency Translation
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign exchange transaction gain or losses are included in Other Income (Expense), net in the accompanying consolidated statements of operations.
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

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	Ending Balance
2017	$1,732	$1,895	$(2,309)	$1,318
2018	$1,318	$1,814	$(856)	$2,276
2019	$2,276	$2,159	$(1,365)	$3,070

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense, which includes amortization of internal use software totaled $16.4 million, $14.2 million, and $12.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Internal-Use Software Development Costs
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, ‘‘Internal-Use Software’’, the Company capitalizes its costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are included in property and equipment in the Company's consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.
The Company capitalized internal-use software costs of $29.1 million, $11.7 million, and $8.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company evaluates for goodwill impairment annually at September 30th and at the end of the third quarter of 2019, and 2018, the Company determined that it was not more-likely that the fair value of the reporting units is less than their carrying amount. Accordingly, the Company did not perform the two-step goodwill impairment test on both the Company's Business and Consumer segments. The Company assessed qualitative facts while summarizing the totality of events and circumstances and considered the extent to which adverse events or circumstances could affect the reporting unit's fair value as well as the consideration of positive and mitigating events and circumstances that would affect the determination of whether it was more likely than not that the fair value of a reporting unit is less than its carrying amount.
Business Combinations
Business combinations are accounted for using the acquisition method and accordingly, the assets acquired (including identified intangible assets), the liabilities assumed and any noncontrolling interest in the acquired business are recorded at their acquisition date fair values. The Company’s acquisition model typically provides for an initial payment at closing and for future additional contingent purchase price obligations. Contingent purchase price obligations are recorded as deferred acquisition consideration on the balance sheet at the acquisition date fair value and are remeasured at each reporting period. Changes in such

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

estimated values are recorded in the results of operations. For further information, see Note 8 of the Notes to the Consolidated Financial Statements included herein.
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
Impairment of Long-Lived Assets
In accordance with ASC 360-10, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.
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

Total revenue of $291.6 million, $249.8 million, and $218.9 million was recognized during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

The Company has made the following accounting policy election and elected to use a practical expedient specific to certain revenue streams, as permitted by the FASB, in applying Topic 606.  The Company utilizes the right-to-invoice practical expedient with regard to the recognition of revenue upon the invoicing of certain revenue streams, as revenue for those streams are billed monthly.

Under Topic 606, the Company defers all incremental commission costs ("contract acquisition costs") to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at December 31, 2019 and 2018 of $32.0 million and $13.4 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to LiveEngage, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the LiveEngage platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company’s larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Pay for Performance (‘‘PFP’’) arrangements in accordance with ASC-606, ‘‘Principal Agent Considerations’’, the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Control for the majority of the Company’s Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the LiveEngage platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the cloud applications sold, and the number and types of users within its contracts.

Hosted Services- Consumer Revenue

For revenue from the Company’s Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee.  The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying its performance obligations, partially offset by $42.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2018.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

The following table presents deferred revenue by revenue source (amounts in thousands):

	December 31,
	2019	2018
Hosted services – Business	$82,892	$51,689
Hosted services – Consumer	687	543
Professional services – Business	5,172	2,783
Total deferred revenue - short term	$88,751	$55,015

Hosted services – Business	$—	$19
Professional services – Business	438	203
Total deferred revenue - long term	$438	$222

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	December 31,
	2019	2018	2017
Revenue:
Hosted services – Business	$225,705	$197,474	$178,686
Hosted services – Consumer	24,480	19,553	17,450
Professional services	41,424	32,811	22,740
Total revenue	$291,609	$249,838	$218,876

Revenue by Geographic Location

The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2019	2018	2017
United States	$170,815	$146,702	$137,433
Other Americas (1)	11,462	7,315	6,987
Total Americas	182,277	154,017	144,420
EMEA (2) (4)	78,301	71,318	56,310
APAC (3)	31,031	24,503	18,146
Total revenue	$291,609	$249,838	$218,876
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenue from the United Kingdom of $50.4 million, $46.5 million, and $38.9 million for the year ended December 31, 2019, 2018, and 2017, respectively. and from the Netherlands of $10.0 million, $8.7 million, and $2.0 million for the year ended December 31, 2019, 2018, and 2017, respectively.

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

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs noncurrent	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2018	$34,211	$11,812	$13,361	$55,015	$222
Increase (decrease), net	36,107	5,490	18,604	33,736	216
Ending Balance as of December 31, 2019	$70,318	$17,302	$31,965	$88,751	$438

As of December 31, 2019, the Company expects to recognize the long term performance obligations in 2020.

Advertising Costs
The Company expenses the cost of advertising and promoting its services as incurred in the sales and marketing expense on the consolidated statement of operations. Such costs totaled approximately $28.6 million, $17.4 million, and $15.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-based Compensation
In accordance with ASC Topic 718 -10, ‘‘Stock Compensation’’, the Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options.
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
In accordance with ASC 220, ‘‘Comprehensive Income’’, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income (loss), and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company’s comprehensive loss for all periods presented is related to the effect of foreign currency translation.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (‘‘ASU’’) 2016‑13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The new model uses a forward‑looking expected loss method, which will generally result in earlier recognition of allowances for losses. In November 2018, the FASB issued ASU 2018‑19, “Codification Improvements to Topic 326, Financial Instruments- Credit Losses,” which clarifies that receivables arising from operating leases are not within the scope of Topic 326, Financial Instruments-Credit Losses. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases . In April 2019, the FASB issued ASU 2019-04,  ‘‘Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,’’ which clarifies treatment of certain credit losses. In May 2019, the FASB issued ASU 2019-05, ‘‘Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief,’’ which permits an entity, upon adoption of ASU 2016-13, to irrevocably elect the fair value option (on an instrument-by instrument basis) for eligible financial assets measured at amortized cost basis. These ASUs are effective for annual and interim periods beginning after January 1, 2020, and early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, ‘‘Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements’’ (“ASU 2018-15”). This standard aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under Accounting Standards Codification (‘‘ASC’’) 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-230 on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, ‘‘Intangibles -Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment’’ (“ASU 2017-04”). This update addresses concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2017-04 will have a material effect on its financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

The Company adopted ASU No. 2016-02, ‘‘Leases’’ (Topic 842), as of January 1, 2019 using the modified transition approach. The modified transition approach provides a method for recording existing leases at adoption. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). For its long-term operating lease, the Company recognized a right-of-use asset and a lease liability on its balance sheet. The lease liability is determined as the present value of future lease payments using an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. Rent expense for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations. Variable lease payments include lease operating expenses. The adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $10.0 million. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

In June 2018, the FASB issued ASU No. 2018-07, ‘‘Compensation -Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting’’ (‘‘ASU 2018-07’’). This new standard expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows.

Impact on Previously Issued Financial Statements for the Correction of an Error
During the quarter ended December 31, 2019, the Company identified and corrected an immaterial error that affected previously issued consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2019 and 2018, respectively, and for the year ended December 31, 2018. The error related to the misapplication of U.S. generally accepted accounting principles relating to the classification of its contract acquisition costs for sales commissions. The Company previously recorded contract acquisition costs, a non current asset, as a component of prepaid expenses and other current assets.
The effects of the above correction on the Company’s consolidated balance sheets is as follows (amounts in thousands):

	2019
	As of March 31,	As of June 30,	As of September 30,
Prepaid expenses and other current assets
As previously reported	$29,290	$35,317	$41,806
Adjustment	(16,808)	(19,995)	(25,993)
As revised	12,482	15,322	15,813

Current assets
As previously reported	318,362	311,511	300,746
Adjustment	(16,808)	(19,995)	(25,993)
As revised	301,554	291,516	274,753

Contract acquisition costs
As previously reported	—	—	—
Adjustment	16,808	19,995	25,993
As revised	16,808	19,995	25,993

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

	2018
	As of March 31,	As of June 30,	As of September 30,	As of December 31,
Prepaid expenses and other current assets
As previously reported	$13,194	$16,885	$18,722	$22,613
Adjustment	(5,539)	(7,852)	(10,880)	(13,361)
As revised	7,655	9,033	7,842	9,252

Current assets
As previously reported	116,787	124,957	136,800	135,085
Adjustment	(5,539)	(7,852)	(10,880)	(13,361)
As revised	111,248	117,105	125,920	121,724

Contract acquisition costs
As previously reported	—	—	—	—
Adjustment	5,539	7,852	10,880	13,361
As revised	5,539	7,852	10,880	13,361

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
Diluted net loss per common share for the year ended December 31, 2019 does not include the effect of options to purchase 8,848,907 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the year ended December 31, 2018 does not include the effect of options to purchase 8,957,672 shares of common stock awards as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the year ended December 31, 2017 does not include the effect of options to purchase 8,831,798 shares of common stock awards as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2019	2018	2017
Basic	62,593,026	59,203,400	56,358,017
Effect of assumed exercised options	—	—	—
Diluted	62,593,026	59,203,400	56,358,017

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Summarized financial information by segment for the year ended December 31, 2019, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$225,705	$—	$—	$225,705
Hosted services – Consumer	—	24,480	—	24,480
Professional services – Business	41,424	—	—	41,424
Total revenue	267,129	24,480	—	291,609
Cost of revenue	74,460	4,418	—	78,878
Sales and marketing	140,880	15,934	—	156,814
Amortization of purchased intangibles	1,794	—	—	1,794
Unallocated corporate expenses	—	—	141,155	141,155
Operating income (loss)	$49,995	$4,128	$(141,155)	$(87,032)
Summarized financial information by segment for the year ended December 31, 2018, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$197,474	$—	$—	$197,474
Hosted services – Consumer	—	19,553	—	19,553
Professional services – Business	32,811	—	—	32,811
Total revenue	230,285	19,553	—	249,838
Cost of revenue	58,420	4,059	—	62,479
Sales and marketing	94,339	9,005	—	103,344
Amortization of purchased intangibles	1,670	—	—	1,670
Unallocated corporate expenses	—	—	106,048	106,048
Operating income (loss)	$75,856	$6,489	$(106,048)	$(23,703)
Summarized financial information by segment for the year ended December 31, 2017, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$178,686	$—	$—	$178,686
Hosted services – Consumer	—	17,450	—	17,450
Professional services – Business	22,740	—	—	22,740
Total revenue	201,426	17,450	—	218,876
Cost of revenue	54,600	3,605	—	58,205
Sales and marketing	82,420	8,485	—	90,905
Amortization of purchased intangibles	1,840	—	—	1,840
Unallocated corporate expenses	—	—	85,752	85,752
Operating income (loss)	$62,566	$5,360	$(85,752)	$(17,826)

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	December 31,
	2019	2018
United States	$177,776	$128,647
Israel	16,680	14,140
Australia	13,765	9,529
Netherlands	7,705	7,452
Other (1)	18,677	8,611
Total long-lived assets	$234,603	$168,379
(1) United Kingdom, Germany, Japan, France, Italy, Singapore, Canada, and Spain

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2019	2018
Computer equipment and software	$92,493	$79,161
Furniture, equipment and building improvements	16,487	14,132
Internal-use software development costs	52,544	19,240
	161,524	112,533
Less: accumulated depreciation and amortization	(85,288)	(68,798)
Total	$76,236	$43,735

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. As of December 31, 2019 and 2018, there was approximately $25.3 million, and 7.8 million, respectively, of internal-use software development costs related to projects currently still in development, therefore, are not yet subject to amortization. Aggregate depreciation and amortization expense for property and equipment was $16.4 million, $14.2 million and $12.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

5. Goodwill and Intangible Assets

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2019 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2018	$87,007	$8,024	$95,031
Adjustments to goodwill:
Foreign exchange adjustments	(44)	—	(44)
Balance as of December 31, 2019	$86,963	$8,024	$94,987

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

The total accumulated goodwill impairment charges are $23.5 million through December 31, 2019. No impairment was recognized for the years ended December 31, 2019, 2018, and 2017.
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,413	$(25,187)	$5,226	5.3 years
Customer relationships	16,964	(12,958)	4,006	8.4 years
Patents	3,267	(714)	2,553	12.8 years
Other	262	(235)	27	2.7 years
Total	$50,906	$(39,094)	$11,812

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,447	$(23,615)	$6,832	5.3 years
Customer relationships	17,219	(11,786)	5,433	8.4 years
Patents	2,074	(534)	1,540	12.4 years
Other	262	(235)	27	2.7 years
Total	$50,002	$(36,170)	$13,832

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets - (Continued)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.9 million, $2.8 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years are as follows (amounts in thousands):

Estimated Amortization Expense
2020	$2,734
2021	2,520
2022	2,155
2023	904
2024	705
Thereafter	2,794
Total	$11,812

6. Accrued Liabilities and Other Current Liabilities
The following table presents the detail of accrued liabilities and other current liabilities for the periods presented (amounts in thousands):

	December 31,
	2019	2018
Payroll and other employee related costs	$27,920	$19,014
Professional services, consulting and other vendor fees	20,382	17,461
Unrecognized tax benefits	2,053	1,913
Sales commissions	9,654	6,239
Contingent earn-out (Note 8)	557	2,372
Restructuring	314	977
Other	1,898	2,686
Total	$62,778	$50,662

7.	Convertible Senior Notes and Capped Call Transactions
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
 The Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting debt issuance costs, paid or payable by us, was approximately $221.4 million.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31 2019, the conditions allowing holders of the Notes to convert were not met.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

As of December 31, 2019
Principal	$230,000
Unamortized discount	(45,295)
Unamortized issuance costs	(5,693)
Net carrying amount	$179,012
The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of December 31, 2019
Proceeds allocated to the conversion options (debt discount)	$52,900
Issuance costs	(1,986)
Net carrying amount	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2019
Contractual interest expense	$1,438
Amortization of issuance costs	956
Amortization of debt discount	7,605
Total interest expense	$9,999

The remaining term over which the debt discount and debt issuance costs will be amortized is 4.2 years. The effective interest rate on the debt was 5.88% for the year ended December 31 2019. Interest expense of $10.0 million is reflected as a component of interest (expense) income, net in the accompanying consolidated statement of operations for the year ended December 31, 2019.
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on March 1, 2024, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, failure to deliver, and hedging disruptions. The capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

8.	Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable the conversational experience across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which includes approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During the year, the Company assessed this earn-out and recorded a $0.2 million fair value re-measurement adjustment, which was recorded in loss from operations as an increase in general and administrative expenses. In 2019, the Company made $0.5 million of payments in earn-out consideration, with potential future earn-out payments of $0.4 million.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversable, Inc.
In September 2018, the Company acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform, headquartered in Austin, Texas, for an aggregate estimated purchase price of $5.7 million. The estimated purchase price consisted of $1.3 million in cash, approximately $2.9 million in shares of common stock of the Company, and a potential earn-out consideration of $1.5 million in cash, which is based on achieving certain targeted financial, strategic, and integration objectives and milestones and is included as part of the purchase price. In 2019 the Company assessed this earn-out and recorded a $0.5 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease in general and administrative expenses. This transaction was accounted for under the purchase method of accounting and was based upon the estimated fair value of Conversable, Inc.'s net tangible and identifiable intangible assets as of the date of acquisition.
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
Conversable Inc.’s capabilities will accelerate the ongoing expansion of the Company’s Conversational Space solutions and enhance the Company’s ability to deliver proactive and personalized content and services when and where the customer needs it, helping consumers find immediate service through messaging. Conversable, Inc. will be included in the Company’s business segment. The results of this acquisition were not significant to the results of operations for the year ended December 31, 2018.
BotCentral, Inc.
In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $0.2 million is included in intangibles on the Company’s consolidated balance sheet. With the team’s expertise and knowledge of LiveEngage platform, the team is bringing valuable insight for the Company’s customers and partners, and enabling the Company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem. BotCentral, Inc. will be included in the Company’s business segment. The results of this acquisition were not significant to the results of operations for the year ended December 31, 2018.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements - (continued)

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2019 and December 31, 2018, are summarized as follows (amounts in thousands).

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,899	$—	$—	$2,899	$2,828	$—	$—	$2,828
Total assets	$2,899	$—	$—	$2,899	$2,828	$—	$—	$2,828

Liabilities:
Contingent earn-out	$—	$—	$557	$557	$—	$—	$2,372	$2,372
Total liabilities	$—	$—	$557	$557	$—	$—	$2,372	$2,372

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
The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company’s contingent earn-out liability is measured at fair value on a recurring basis and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3.  During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASU No. 2011-08 to determine whether it is ‘‘more likely than not’’ that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This measurement is classified based on level 3 input.
As of December 31, 2019 the fair value of the Notes, as further described in Note 7 above, was approximately $194.3 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2019, the contingent earn-out decreased by $1.8 million due to a decrease in re-measurement to fair value of Conversable, Inc. of $0.5 million and payments of $0.5 million in cash and $1.0 million in shares, offset in part by an increase of re-measurement to fair value of Advantage, Inc. of $0.2 million.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements - (continued)

The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2019	2018
Balance, Beginning of year	$2,372	$—
Conversable, Inc. fair value adjustment (see Note 7)	(496)	1,496
AdvantageTec, Inc. fair value adjustment (see Note 7)	168	876
Payments	(1,487)	—
Balance, End of year	$557	$2,372

Derivative Financial Instruments

The Company is exposed to foreign exchange risks that in part are managed by using derivative financial instruments. The Company entered into foreign currency forward contracts related to risks associated with foreign operations. The Company does not use derivatives for trading purposes. Derivatives are recorded at their estimated fair values based upon Level 2 inputs. Derivatives designated and effective as cash flow hedges are reported as a component of other comprehensive income and reclassified to earnings in the same periods in which the hedged transactions impact earnings. Gains and losses related to derivatives not meeting the requirements of hedge accounting and the portion of derivatives related to hedge ineffectiveness are recognized in current earnings. As of December 31 2019 and 2018, the Company is not party to any foreign currency forward contracts and does not have any restricted cash balance.

The following summarizes certain information regarding the Company’s derivatives that are not designated or are not effective as hedges (in thousands):

	Gain (losses) on Derivative Instruments Recognized in the Statement of Operations
	Statement of Operations Location	December 31, 2019	December 31, 2018	December 31, 2017
Foreign currency derivatives contracts	Other Income (Expense), net	$—	$(50)	$236

10. Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain car leases (the ‘‘leases’’) under agreements accounted for as operating leases. The leases have initial lease terms ranging from 1 to 12 years. Payments due under the lease contracts include primarily fixed payments. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Currently, there are no operating leases where we believe it is reasonably certain that the Company will exercise any option to extend the initial term.
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
The Company elected the “package of practical expedients,” which permits the Company not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also made a policy election not to separate non-lease components from lease components. Furthermore, the Company elected to not capitalize leases with a term of 12 months or less and recognize the lease expense for such leases generally on a straight-line basis over the lease term.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)

In connection with the leases, the Company recognized operating lease right-of-use assets of $15.7 million and an aggregate lease liability of $19.5 million in its consolidated balance sheet as of December 31, 2019.
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
The Company has operating leases for its corporate offices and other service agreements. The Company's leases have remaining lease terms of 1 to 12 years, some of which include options to extend. The Company's lease expense for the year ended December 31, 2019 consisted entirely of operating leases was approximately $13.0 million. Operating lease payments, which reduced operating cash flows for the year ended December 31, 2019 was approximately $7.0 million.
Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset, net	$15,680

Current operating lease liability	6,602
Long term operating lease liability	12,865
Total operating lease liability	$19,467

Weighted Average Remaining Lease Term
Operating leases	3.5 years

Weighted Average Discount Rate
Operating leases	7%

Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2020	$7,787
2021	6,530
2022	3,746
2023	1,925
2024	1,148
Thereafter	864
Total minimum lease payments	$22,000
Less: present value adjustment	(2,533)
Total operating lease liability	$19,467
Rental expense for operating leases and other service agreements was approximately $13.0 million, $10.9 million and $9.9 million for the years ended December 31, 2019, 2018 and 2017 respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)

Employee Benefit Plans
The Company has a 401(k) defined contribution plan covering all eligible employees. In 2018, the Company provided for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Beginning in 2019, the Company’s 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Total Company matching contributions were $3.2 million, $1.6 million, and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2019 and 2018.

Non-Income Related Taxes
The Company is in the process of finalizing its sales tax liability analysis for states that it has economic nexus in. Although it is probable that the Company will be subject to sales tax liabilities plus interest in these states, the amount is not estimable at December 31, 2019. The Company expects to finalize its analysis by March 31, 2020.

11. Stockholders’ Equity
Common Stock
In November 2019, the Company filed an amendment to its Certificate of Incorporation to authorize an additional 100,000,000 shares of common stock. As December 31, 2019, there were 200,000,000 shares of common stock authorized, and 66,543,073 and 63,833,243 shares issued and outstanding, respectively. As of December 31, 2018, there were 100,000,000 shares of common stock authorized, and 63,676,229 and 60,994,944 shares issued and outstanding, respectively. The par value for common shares is $0.001.
Preferred Stock
As of December 31, 2019 and 2018, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)

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
The per share weighted average fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $12.12, $6.60, and $4.25, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Dividend yield	—%	—%	—%
Risk-free interest rate	1.66% – 3.05%	2.5% – 3.1%	1.7% – 2.1%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	43.42% – 44%	43.5% – 48.4%	46.6% – 48.1%

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
On April 11, 2019, the Company’s Board of Directors adopted, and on June 6, 2019, the Company’s stockholders approved, the 2019 Stock Incentive Plan (‘‘2019 Stock Incentive Plan’’) to replace the Amended 2009 Plan, which was set to expire under its terms on June 9, 2019. Under the 2019 Stock Incentive Plan, the number of shares underlying options and other equity awards which remain outstanding, as well as the number of shares that remained available for grant, under the Amended 2009 Plan and under the Amended 2000 Plan were incorporated, as of June 6, 2019, into the 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 4,250,000 new shares were authorized for issuance. The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 32,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2019, approximately 4.1 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through December 31, 2019).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)

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
On April 11, 2019, the Company’s Board of Directors adopted, and on June 6, 2019, the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the ‘‘2019 Employee Stock Purchase Plan’’) to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of December 31, 2019, approximately 0.9 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through December 31 2019).

Inducement Plan

During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company’s Board of Directors amended and restated the 2018 Plan (the ‘‘Amended 2018 Plan’’). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors has approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of December 31, 2019, approximately 0.8 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through December 31 2019).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2016	7,769	$10.88
Granted	2,042	9.87
Exercised	(854)	8.80
Cancelled or expired	(998)	11.98
Balance outstanding at December 31, 2017	7,959	$10.71	5.85	$14,881
Options vested and expected to vest	7,163	$10.75	5.49	$13,197
Options exercisable at December 31, 2017	5,163	$11.17	4.50	$8,648

Balance outstanding at December 31, 2017	7,959	$10.71
Granted	2,033	15.00
Exercised	(3,120)	10.70
Cancelled or expired	(606)	10.03
Balance outstanding at December 31, 2018	6,266	$12.13	6.55	$43,348
Options vested and expected to vest	5,550	$11.89	6.28	$39,521
Options exercisable at December 31, 2018	3,278	$11.12	4.64	$25,367

Balance outstanding at December 31, 2018	6,266	$12.13
Granted	1,425	29.76
Exercised	(1,523)	11.12
Cancelled or expired	(369)	14.76
Balance outstanding at December 31, 2019	5,799	$16.57	6.79	$119,064
Options vested and expected to vest	5,096	$15.29	6.49	$110,934
Options exercisable at December 31, 2019	2,901	$12.03	4.95	$72,424

The total fair value of stock options exercised during the years ended December 31, 2019 and 2018 was approximately $8.0 million and $16.1 million, respectively. As of December 31, 2019, there was approximately $22.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.4 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)

The following table summarizes information about outstanding and vested stock options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares (in thousands)	Weighted-Average Exercise Price
$6.23 - $7.6	643	6.37	$7.42	392	$7.40
$7.95 - $10.05	648	4.83	9.47	604	9.48
$10.13 - $11.95	621	5.93	10.85	476	10.53
$11.96 - $12.32	50	1.51	12.10	50	12.10
$12.45 - $12.45	782	7.91	12.45	287	12.45
$12.46 - $14.3	758	3.62	13.57	628	13.41
$14.5 - $17.88	580	6.44	16.11	271	16.60
$18.09 - $28.18	803	8.89	24.15	193	21.55
$28.23 - $32.37	756	9.38	29.93	—	—
$40.61 - $40.61	158	9.47	40.61	—	—

	5,799	6.79	$16.57	2,901	$12.03

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2016	1,188	$8.44	$8,968
Awarded	332	8.16	—
Released	(363)	8.48	—
Forfeited	(284)	8.46	—
Non-vested and outstanding at December 31, 2017	873	$8.29	$10,053

Balance outstanding at December 31, 2017	873	$8.29	$10,053
Awarded	2,568	17.02	—
Released	(361)	9.49	—
Forfeited	(390)	9.49	—
Non-vested and outstanding at December 31, 2018	2,690	$15.81	$50,756

Balance outstanding at December 31, 2018	2,690	$15.81	$50,756
Awarded	1,979	30.99	—
Released	(1,197)	14.24	—
Forfeited	(423)	20.28	—
Non-vested and outstanding at December 31, 2019	3,049	$24.73	$112,848
Expected to vest	2,059	$22.97	$76,185

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)

RSUs granted to employees generally vest over a three to four-year period, or upon achievement of certain performance conditions. As of December 31, 2019, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $76.2 million and the weighted-average remaining vesting period was 2.8 years.
As of December 31, 2019, the Company accrued approximately $19.0 million in cash awards to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying consolidated financial statements.
Stock-based compensation expense recognized in the Company’s consolidated statements of operations and cash flows was $44.1 million and $14.8 million for the years ended December 31, 2019 and 2018, respectively.

12. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson LTD Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and onetime items. During the year ended December 31, 2019, there was an increase in the valuation recorded of $19.1 million.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382 of the Code. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Corresponding provisions of state law may limit the Company’s ability to utilize NOL carryforwards for state tax purposes. As of December 31, 2019, the Company had approximately $203.5 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5.1 million of federal NOL carryovers from the Company’s acquisition of Proficient. Approximately $41.2 million of these federal NOL carryforwards were generated in taxable years ending on or before December 31, 2017 and will expire in various years through 2037. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The domestic and foreign components of (loss) before provision for income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(105,961)	$(38,078)	$(25,585)
Israel	2,791	3,163	3,458
United Kingdom	5,377	3,690	2,087
Netherlands	(465)	3,235	1,568
Australia	716	686	(1,979)
Germany	3,854	2,900	2,424
Other (1)	462	230	337
	$(93,226)	$(24,174)	$(17,690)
(1) Includes Japan, Italy, Singapore, Canada, France, India and Spain

No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd. (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2019.
The provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income taxes:
U.S. Federal	$(452)	$(1,932)	$—
State and local	89	67	47
Foreign	4,415	3,032	2,852
Total current income taxes	4,052	1,167	2,899

Deferred income taxes:
U.S. Federal	126	(295)	(1,289)
State and local	135	(28)	(1,144)
Foreign	(1,468)	14	35
Total deferred income taxes	(1,207)	(309)	(2,398)
Total provision for income taxes	$2,845	$858	$501

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.00%	21.00%	34.00%
State taxes, net of federal benefit	2.95%	3.30%	4.09%
Non-deductible expenses – stock based compensation	1.82%	4.73%	(0.78)%
Global Intangible Low Tax Income Inclusion	(2.29)%	(7.99)%	—%
Non-deductible expenses – Other	(1.57)%	(2.58)%	(1.19)%
Foreign taxes	(1.86)%	(1.34)%	(1.97)%
Valuation allowance	(26.42)%	(28.91)%	26.12%
Stock based compensation - excess tax benefit	6.18%	6.10%	—%
Effect of new tax legislation	—%	—%	(56.84)%
Other	(2.86)%	2.09%	(6.26)%
Total provision	(3.05)%	(3.60)%	(2.83)%

The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below (amounts in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$49,423	$18,083
Original Issue Discount	5,201	—
Interest	875	—
Operating lease liability	3,306	—
Accounts payable and accrued expenses	5,934	4,024
Non-cash compensation	4,195	9,597
Intangibles amortization	3,273	5,691
Allowance for doubtful accounts	419	315
Total deferred tax assets	72,626	37,710
Less valuation allowance	(48,451)	(30,185)
Deferred tax assets, net of valuation allowance	24,175	7,525
Deferred tax liabilities:
Property and equipment	(6,361)	(3,736)
Goodwill amortization and contingent earn-out adjustments	(3,430)	(4,172)
Convertible Notes Issuance	(11,055)	—
Operating lease right of use asset	(2,504)	—
Total deferred tax liabilities	(23,350)	(7,908)
Net deferred tax assets (liabilities)	$825	$(383)

We have income tax NOL carryforwards related to federal and Australian income tax carryforwards of $203.5 million and $5.3 million respectively. The Australian NOLs can be carried forward indefinitely. $162.3 million of the federal NOLs can be carried forward indefinitely. $6.0 million of the federal NOLs will expire between 2023 and 2026, and $34.9 million will expire between 2036 and 2037.
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

upon ultimate audit settlement. The Company had unrecognized tax benefits of $2 million and $1.9 million as of December 31, 2019 and 2018, respectively. Accrued interest and penalties included in the Company's liability related to unrecognized tax benefits were immaterial at December 31, 2019 and 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Unrecognized tax benefits balance at January 1	$1,921	$4,924
Gross increase for tax positions of prior years	—	—
Gross increase for tax positions of current years	584	405
Decrease due to expiration of statue	(452)	(445)
Decrease due to settlement	—	(2,963)
Gross unrecognized tax benefits at December 31	$2,053	$1,921

The tax years subject to examination by major tax jurisdictions include the years 2015 and forward for U.S states and New York City, the years 2016 and forward for U.S. Federal, and the years 2015 and forward for certain foreign jurisdictions. The decrease of $0.5 million was related to expiration of the statute of limitations.

Tax Reform
The Tax Cuts and Jobs Act makes broad and complex changes to the U.S. federal tax laws that affect fiscal 2017, including, but not limited to requiring a one-time repatriation tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the ‘‘Repatriation Tax’’). The Tax Cuts and Jobs Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate income tax rate from a maximum of 34% to a flat rate of 21%, a general elimination of U.S. federal income taxes on certain dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income (‘‘GILTI’’).
The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21% for tax years beginning after December 31, 2017. Under the Tax Cuts and Jobs Act, the Company’s $32.8 million in federal NOL carryforwards generated as of December 31, 2017 will continue to be carried forward for 20 years following their incurrence and are expected to be available to fully offset taxable income earned in future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, the Company revalued its deferred tax assets and liabilities due to these changes, including (a) revaluing the Company’s federal net deferred tax assets before valuation allowance using the 21% tax rate, resulting in a decreased federal deferred tax provision of $10.1 million; (b) revaluing the Company’s federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of $12.6 million; (c) recognizing a federal deferred tax benefit of $2.0 million for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives; and (d) recognizing a $1.2 million state deferred tax provision unaffected by the changes in the Tax Cuts and Jobs Act. The new legislation requires the Company to pay federal income tax on the unremitted earnings of its foreign subsidiaries though December 31, 2017. Pursuant to SAB 118, the Company estimated the tax on unremitted earnings is zero due to an overall accumulated deficit in earnings and profits. As of the fourth quarter of 2018, the Company has finalized the preparation and analysis of the required information and has not changed from the estimate.
The Tax Cuts and Jobs Act creates a new requirement that certain income earned by a foreign subsidiary must be included in the federal taxable income of the U.S. shareholder. This income (called Global Intangible Low-Taxed Income, or GILTI) is defined as the excess of a foreign subsidiaries income over a nominal return on fixed assets. The Company expects to be subject to this inclusion in future years. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either accounting for the effects of the GILTI inclusion as a current period expense, when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to treat the effects of this provision as a period cost, and therefore, has not considered the impacts of GILTI on its deferred tax liabilities at December 31, 2019.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The Company’s consolidated financial statements do not provide for any related tax liability on amounts that may be repatriated from foreign operations as the Company intends for these earnings to be indefinitely reinvested in operations outside the U.S. Accordingly, no deferred taxes have been provided for the basis difference in the foreign subsidiaries.

13. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (‘‘[24]7’’) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company’s intellectual property and other claims asserted against [24]7 in the original litigation is currently set for April 27, 2020. Trial for [24]7’s patent infringement claims is currently set for March 15, 2021. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
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
The Company’s restructuring costs relate to wind-down and severance costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential, as well as the termination of a large customer contract. In 2019, we undertook a restructuring related primarily to a reorganization in order to promote continued globalization of our technology operations, drive improvements in quality assurance of existing products and creation of new add-on features to LiveEngage. The expense associated with this restructuring was approximately $2.0 million, $4.5 million, and $2.6 million during the years ended December 31, 2019, 2018, and 2017, respectively, and is classified in the consolidated statements of operations as restructuring costs. The restructuring liability was approximately $0.3 million and $1.0 million as of December 31, 2019 and 2018, respectively, and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.
The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2019	December 31, 2018
Balance, Beginning of the year	$977	$2,338
Severance and other associated costs	2,043	4,468
Cash payments	(2,706)	(5,829)
Balance, End of year	$314	$977
The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Severance and other associated costs	$2,043	$4,468	$648
Wind down costs of legacy platform	—	—	1,946
Total restructuring costs	$2,043	$4,468	$2,594

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited LivePerson, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
March 2, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2019 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities,” “Potential Payments Upon Termination or Change-in-Control” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.
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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2020.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2020.

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
2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)

2.2
Agreement and Plan Merger, dated as of November 5, 2014, among LivePerson,Inc. Catalyst Lightning LLC, Contact At Once!, LLC and Fulcrum Growth Fund II QP, LLC(incorporated by reference to Exhibit 2.1 to LivePerson’s Current Report on Form 8-K filed onNovember 12, 2014 (File No. 000-30141))

3.1(a)
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.1(b)
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation effectiveas of November 12, 2019 (incorporated by reference to Exhibit 4.2 to LivePerson’s RegistrationStatement on Form S-8 filed on November 13, 2019 (File No. 333-234676))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1
Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))

4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

4.3
Indenture, dated as of March 4, 2019, by and between LivePerson, Inc. and U.S. Bank NationalAssociation, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report onForm 8-K filed on March 5, 2019 (File No. 000-30141))

4.4	Form of 0.750% Convertible Senior Notes due 2024 (included within the Indenture filed as Exhibit 4.3 hereto)

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(a)*
2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on June 9, 2009) and Forms of Grant Agreements under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 000-30141))

10.1(b)*	2009 Stock Incentive Plan (amended and restated as of June 7, 2012) (incorporated by reference to Exhibit 99.1 to LivePerson’s Current Report on Form 8-K filed on June 8, 2012 (File No. 000-30141))

10.2*	LivePerson, Inc. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on August 19, 2010 (File No. 000-30141))

10.3*	Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 to Registration No. 333-96689)

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

10.8*
Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014(incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q filed onMay 9, 2014) (File No. 000-30141))

10.9*
Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.5 (B) to LivePerson’s Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 000-30141))

10.10*
Amendment to Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of February 9, 2018 (incorporated by reference to Exhibit 10.11 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.11*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.12*
Form of Restricted Stock Unit Award Agreement for Robert Locascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.13*
Inducement Plan dated January 19, 2018 (incorporated by reference to Exhibit 10.14 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.14*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.15*
Agreement between LivePerson and Alex Spinelli, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.16*
Agreement between LivePerson and Chris Greiner, dated as of February 19, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.17*
Long Term Incentive Plan dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 6, 2018 (File No. 000-30141))

10.18*
Separation Agreement General Release between LivePerson and Eran Vanounou, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 6, 2018 (File No. 000-30141))

10.19	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 toLivePerson’s Form 8-K filed on March 5, 2019 (000-30141))
10.20	Form of Additional Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1to LivePerson’s Form 8-K filed on March 14, 2019 (000-30141))
10.21*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio,dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s QuarterlyReport on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No.000-30141))

10.22*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc.and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 toLivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

10.23*	LivePerson, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))
10.24*	LivePerson, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 toLivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))

21.1	Subsidiaries

23.1	Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document - The instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Management contract or compensatory plan or arrangement

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