Form 10-Q
period 2020-06-30
LIVEPERSON INC
filed 2020-08-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 31, 2020, 66,174,172 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements

LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)

	June 30, 2020	December 31, 2019
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,177	$176,523
Accounts receivable, net of allowances of $7,346 and $4,226 as of June 30, 2020 and December 31, 2019, respectively	75,187	87,620
Prepaid expenses and other current assets	19,315	13,964
Total current assets	267,679	278,107
Operating lease right of use asset	13,156	15,680
Property and equipment, net	91,238	76,236
Contract acquisition costs	36,143	31,965
Intangibles, net	11,109	11,812
Goodwill	94,989	94,987
Deferred tax assets	2,107	2,179
Other assets	1,736	1,744
Total assets	$518,157	$512,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,868	$12,302
Accrued expenses and other current liabilities	65,963	62,778
Deferred revenue	92,090	88,751
Operating lease liability	6,196	6,602
Total current liabilities	175,117	170,433
Deferred revenue, net of current portion	3,122	438
Convertible senior notes, net	184,389	179,012
Other liabilities	96	72
Operating lease liability, net of current portion	10,725	12,865
Deferred tax liability	1,394	1,355
Total liabilities	374,843	364,175

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 68,731,477 and 66,543,073 shares issued, 66,021,647 and 63,833,243 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	69	67
Additional paid-in capital	488,229	436,557
Treasury stock	(3)	(3)
Accumulated deficit	(339,919)	(283,562)
Accumulated other comprehensive loss	(5,062)	(4,524)
Total stockholders’ equity	143,314	148,535
Total liabilities and stockholders’ equity	$518,157	$512,710

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$91,603	$70,959	$169,691	$137,361
Costs and expenses (1) (2)
Cost of revenue (3)	27,707	18,049	50,526	36,698
Sales and marketing	34,618	39,343	77,298	72,379
General and administrative	16,353	13,763	32,822	27,930
Product development	26,967	20,182	52,681	38,355
Restructuring costs	—	205	3,193	484
Amortization of purchased intangibles	404	438	809	899
Total costs and expenses	106,049	91,980	217,329	176,745
Loss from operations	(14,446)	(21,021)	(47,638)	(39,384)
Other (expense) income, net
Interest expense, net	(3,211)	(2,017)	(6,002)	(2,684)
Other (expense) income, net	(1,309)	(250)	(1,975)	483
Total other (expense) income, net	(4,520)	(2,267)	(7,977)	(2,201)
Loss before provision for income taxes	(18,966)	(23,288)	(55,615)	(41,585)
(Benefit from) provision for income taxes	(339)	699	13	1,292
Net loss	$(18,627)	$(23,987)	$(55,628)	$(42,877)

Net loss per share of common stock:
Basic	$(0.28)	$(0.38)	$(0.86)	$(0.69)
Diluted	$(0.28)	$(0.38)	$(0.86)	$(0.69)

Weighted-average shares used to compute net loss per share:
Basic	65,650,782	62,350,787	65,023,302	61,899,072
Diluted	65,650,782	62,350,787	65,023,302	61,899,072

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$2,199	$528	$3,448	$1,148
Sales and marketing	2,525	2,095	7,664	3,694
General and administrative	4,083	2,825	6,811	5,391
Product development	7,138	3,857	12,719	6,238

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,537	$1,954	4,909	3,981
Sales and marketing	620	429	1,287	786
General and administrative	49	225	154	456
Product development	2,532	1,154	4,924	2,420

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$284	$285	$569	$570

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(18,627)	$(23,987)	$(55,628)	$(42,877)
Foreign currency translation adjustment	(1,931)	(7)	538	200
Comprehensive loss	$(20,558)	$(23,994)	$(55,090)	$(42,677)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

Three Months Ended June 30,
	2020								2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at March 31	68,000,209	$68	(2,709,830)	$(3)	$474,606	$(321,292)	$(6,993)	$146,386	64,747,798	$65	(2,704,706)	$(3)	$401,996	$(206,381)	$(4,638)	$191,039
Common stock issued upon exercise of stock options	403,443	—	—	—	5,079	—	—	5,079	263,068	—	—	—	2,604	—	—	2,604
Common stock issued upon vesting of restricted stock units	298,114	1	—	—	—	—	—	1	339,249	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,433	—	—	7,433	—	—	—	—	6,501	—	—	6,501
Common stock issued under Employee Stock Purchase Plan	29,711	—	—	—	1,111	—	—	1,111	48,683	—	—	—	1,152	—	—	1,152
Net loss	—	—	—	—	—	(18,627)	—	(18,627)	—	—	—	—	—	(23,987)	—	(23,987)
Other comprehensive loss	—	—	—	—	—	—	1,931	1,931		—	—	—	—	—	7	7
Balance at June 30, 2020	68,731,477	$69	(2,709,830)	$(3)	$488,229	$(339,919)	$(5,062)	$143,314	65,398,798	$65	(2,704,706)	$(3)	$412,253	$(230,368)	$(4,631)	$177,316

Six Months Ended June 30,
	2020								2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2019 and 2018	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535	63,676,046	$64	(2,681,285)	$(3)		$362,590	$(187,491)	$(4,431)	$170,729
Common stock issued upon exercise of stock options	602,658	—	—	—	7,034	—	—	7,034	889,546	1	—	—	9,080	9,080	—	—	9,081
Common stock issued upon vesting of restricted stock units	501,804	1	—	—	—	—	—	1	754,174	—	—	—		—	—	—	—
Common stock as earnout payment in connection with AdvantageTec Inc.	11,508	1	—	—	293	—	—	294	—	—	—	—		—	—	—	—
Stock-based compensation	—	—	—	—	16,952	—	—	16,952	—	—	—	—		11,689	—	—	11,689
Bonus cash payment settled in shares of the Company's common stock	991,905	—	—	—	24,656	—	—	24,656	—	—	—	—		—	—	—	—
ASU 2016-13 (Topic 326) Adjustment (See note 1)	—	—	—	—	—	(729)	—	(729)	—	—	—	—		—	—	—	—
Common stock issued under Employee Stock Purchase Plan	80,529	—	—	—	2,737	—	—	2,737	79,032	—	—	—		1,873	—	—	1,873
Common stock repurchase	—	—		—	—	—	—	—	—	—	(23,421)	—		(709)	—	—	(709)
Equity component of convertible senior notes	—	—	—	—	—	—	—	—	—	—	—	—		52,900	—	—	52,900
Equity component of convertible senior notes issuance costs	—	—	—	—	—	—	—	—	—	—	—	—		(1,986)	—	—	(1,986)
Purchase of capped call option	—	—	—	—	—	—	—	—	—	—	—	—		(23,184)	—	—	(23,184)
Net loss	—	—	—	—	—	(55,628)	—	(55,628)	—	—	—	—		—	(42,877)	—	(42,877)
Other comprehensive loss	—	—	—	—	—	—	$(538)	(538)	—	—	—	—		—	—	(200)	(200)
Balance at June 30	68,731,477	$69	(2,709,830)	$(3)	$488,229	(339,919)	$(5,062)	$143,314	65,398,798	$65	(2,704,706)	$(3)		$412,253	$(230,368)	$(4,631)	$177,316
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(55,628)	$(42,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	30,642	16,471
Depreciation and amortization	11,274	7,643
Amortization of tenant allowance	(258)	(258)
Amortization of purchased intangibles	1,378	1,469
Amortization of debt issuance costs	600	376
Accretion of debt discount on convertible senior notes	4,777	2,990
Changes in fair value of contingent consideration	(263)	—
Provision for doubtful accounts	1,953	938
Deferred income taxes	54	114

Changes in operating assets and liabilities:
Accounts receivable	10,051	(6,383)
Prepaid expenses and other current assets	(5,377)	(6,069)
Contract acquisition costs noncurrent	(4,348)	(6,635)
Other assets	(28)	(169)
Accounts payable	(3,026)	(418)
Accrued expenses and other current liabilities	14,235	(11,114)
Deferred revenue	5,979	14,832
Operating lease liabilities	270	—
Other liabilities	21	178
Net cash provided by (used in) operating activities	12,306	(28,912)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(23,611)	(21,382)
Payments for intangible assets	(648)	(293)
Net cash used in investing activities	(24,259)	(21,675)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(709)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	9,123	10,953
Proceeds from issuance of convertible senior notes	—	230,000
Payment of issuance costs in connection with convertible senior notes	—	(7,587)
Payments related to contingent consideration	—	(487)
Purchase of capped call option	—	(23,184)
Net cash provided by financing activities	9,123	208,986
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(516)	(121)
CHANGE IN CASH AND CASH EQUIVALENTS	(3,346)	158,278
CASH AND CASH EQUIVALENTS - Beginning of the period	176,523	66,449
CASH AND CASH EQUIVALENTS - End of the period	$173,177	$224,727

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,124	$1,606

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,198	$861
Issuance of 11,508 shares of common stock as earnout payment in connection with AdvantageTec Inc.	$294	$—
Issuance of 991,905 shares of common stock to settle cash awards	$24,656	$—
Operating lease right of use asset (1)	$(1,050)	$12,807
Operating lease liabilities- short-term and long term	$(2,561)	$(16,782)
Debt offering costs, accrued but not paid	$—	$1,048

(1) Includes leases that commenced during the year ended December 31, 2019, as well as balances related to leases in existence as of the date of the adoption of Topic 842.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) makes life easier for people and brands everywhere through messaging powered by AI and humans. During the past decade, the consumers have made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. The Company’s technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing, social and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space.
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
Complementing the Company’s proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. LivePerson is a leading authority in the Conversational Space. LivePerson’s products, coupled with the Company’s domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of the Conversational Space and deliver measurable return on investment. Certain of the Company’s customers have achieved the following advantages from the Company’s offerings:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City with U.S. offices in Alpharetta (Georgia), San Francisco (California), Mountain View (California), Tampa (Florida) and Seattle (Washington), and international offices in Amsterdam (Netherlands), Berlin (Germany), Delhi (India), London (United Kingdom), Mannheim (Germany), Melbourne (Australia), Sydney (Australia), Milan (Italy), Paris (France), Ra'anana (Israel), Reading (United Kingdom), Singapore (Singapore), Tel Aviv (Israel), and Tokyo (Japan).

Basis of Presentation
The accompanying condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2020, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements at that date.
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
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the recent global novel coronavirus disease ("COVID-19") pandemic. We will continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.
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

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326)", in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. Such required disclosures include, but are not limited to, the Company's methodology for estimating its allowance for credit losses. The Company adopted ASU 2016-13 effective January 1, 2020 and applied the guidance using a modified retrospective approach requiring that the Company recognize the cumulative effect of initially applying the impairment standard as an adjustment to opening accumulated deficit for the incremental increase in its allowance for credit losses as of January 1, 2020 over its allowance for bad debts as of December, 31, 2019, which amounted to $0.7 million. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

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
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for or exceeded 10% of our total revenue for the period ended June 30, 2020.

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

Total revenue of $91.6 million and $71.0 million was recognized during the three months ended June 30, 2020 and 2019, respectively, and $169.7 million and $137.4 million was recognized during the six months ended June 30, 2020 and 2019, respectively.

Under Topic 606, the Company defers all incremental commission costs (contract acquisition costs) to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at June 30, 2020 and December 31, 2019 of $36.1 million and $32.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customers expected life that the Company determines to be three to five years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remaining Performance Obligation

As of June 30, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $221.0 million. Approximately 90% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancelable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligation pursuant to ASC 606.
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
Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. The increase in the deferred revenue balance as of June 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $60.5 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of June 30, 2020	As of December 31, 2019
Hosted services – Business	$88,864	$82,892
Hosted services – Consumer	765	687
Professional services – Business	2,461	5,172
Total deferred revenue - short term	$92,090	$88,751

Hosted services – Business	329	—
Professional services – Business	2,793	438
Total deferred revenue - long term	$3,122	$438

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Hosted services – Business	$72,382	$53,672	$133,435	$105,209
Hosted services – Consumer	7,587	6,124	13,826	11,531
Professional services	11,634	11,163	22,430	20,621
Total revenue	$91,603	$70,959	$169,691	$137,361

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$59,559	$41,315	$108,109	$79,904
Other Americas (1)	3,048	1,883	5,068	4,652
Total Americas	62,607	43,198	113,177	84,556
EMEA (2) (4)	19,692	19,911	39,182	38,024
APAC (3)	9,304	7,850	17,332	14,781
Total revenue	$91,603	$70,959	$169,691	$137,361
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $12.5 million and $13.0 million for the three months ended June 30, 2020 and 2019, respectively, and from the Netherlands of $0.6 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively. Includes revenues from the United Kingdom of $25.1 million and $24.7 million for the six months ended June 30, 2020 and 2019, respectively, and from Netherlands of $1.9 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to Hosted Services - Business Revenue.
In some arrangements, the Company allows customers to pay for access to LiveEngage over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of the Company's accounts receivable, unbilled receivables, contract acquisition costs and deferred revenues are as follows (amounts in thousands):

	Accounts Receivable (1)	Unbilled Receivable (1)	Contract Acquisition Costs noncurrent	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2019	$70,318	$17,302	$31,965	$88,751	$438
(Decrease) Increase, net	(8,222)	(4,211)	4,178	3,339	2,684
Ending Balance as of June 30, 2020	$62,096	$13,091	$36,143	$92,090	$3,122

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) These accounts include the $0.7 million adjustment in connection with the adoption of ASU 2016-13 (Topic 326).

Accounts Receivable, Net

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the condensed consolidated balance sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the condensed consolidated balance sheet. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $4.4 million and $2.9 million at June 30, 2020, respectively and $3.1 million and $1.1 million at December 31, 2019, respectively.
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

Allowance for doubtful accounts (in thousands):	As of June 30, 2020
Balance at beginning of year, as adjusted for the adoption of ASU 2016-13 (Topic 326)	$3,799
Accruals for credit loss charged to expense, net	629
Balance at end of period	$4,428

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
Diluted net loss per common share for the three and six months ended June 30, 2020 does not include the effect of 8,831,790 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and six months ended June 30, 2019 does not include the effect of 9,286,508 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic	65,650,782	62,350,787	65,023,302	61,899,072
Effect of assumed exercised options	—	—	—	—
Diluted	65,650,782	62,350,787	65,023,302	61,899,072

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

period exceeds the initial conversion price of $38.58 per share for the Notes. See Note 8 of the Notes to condensed consolidated financial statements for a full description of the Notes.

4.	Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage LiveEngage’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements which are described in the summary of Critical Accounting Policies and Estimates. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.
Summarized financial information by segment for the three months ended June 30, 2020, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$72,382	$—	$—	$72,382
Hosted services – Consumer	—	7,587	—	7,587
Professional services	11,634	—	—	11,634
Total revenue	84,016	7,587	—	91,603
Cost of revenue	26,085	1,622	—	27,707
Sales and marketing	28,926	5,692	—	34,618
Amortization of purchased intangibles	404	—	—	404
Unallocated corporate expenses	—	—	43,320	43,320
Operating income (loss)	$28,601	$274	$(43,320)	$(14,446)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the six months ended June 30, 2020, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$133,435	$—	$—	$133,435
Hosted services – Consumer	—	13,826	—	$13,826
Professional services	22,430	—	—	$22,430
Total revenue	155,865	13,826	—	169,691
Cost of revenue	47,430	3,096	—	$50,526
Sales and marketing	66,395	10,903	—	$77,298
Amortization of purchased intangibles	809	—	—	$809
Unallocated corporate expenses	—	—	88,696	$88,696
Operating income (loss)	$41,231	$(173)	$(88,696)	$(47,638)

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
Geographic Information
The Company is domiciled in the United States and has international operations in Israel, the United Kingdom, Asia-Pacific and Australia, Latin America and Western Europe, particularly France, Germany and the Netherlands. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	June 30,	December 31,
	2020	2019
United States	$191,959	$177,776
Israel	16,674	16,680
Australia	14,394	13,765
Netherlands	8,280	7,705
Other (1)	19,171	18,677
Total long-lived assets	$250,478	$234,603

(1) United Kingdom, Germany, Japan, France and Italy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2019	$86,963	$8,024	$94,987
Adjustments to goodwill:
Foreign exchange adjustment	2	—	2
Balance as of June 30, 2020	$86,965	$8,024	$94,989

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,413	$(25,973)	$4,440	5.3 years
Customer relationships	16,964	(13,461)	3,503	8.4 years
Patents	3,888	(800)	3,088	12.9 years
Other	314	(236)	78	2.2 years
Total	$51,579	$(40,470)	$11,109

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,413	$(25,187)	$5,226	5.3 years
Customer relationships	16,964	(12,958)	4,006	8.4 years
Patents	3,267	(714)	2,553	12.8 years
Other	262	(235)	27	2.7 years
Total	$50,906	$(39,094)	$11,812

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020 and 2019, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2020	$1,375
2021	2,551
2022	2,199
2023	917
2024	719
Thereafter	3,348
Total	$11,109

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	June 30, 2020	December 31, 2019
Computer equipment and software	$100,549	$92,493
Furniture, equipment and building improvements	16,660	16,487
Internal-use software development costs	70,131	52,544
	187,340	161,524
Less: accumulated depreciation	(96,102)	(85,288)
Total	$91,238	$76,236

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	June 30, 2020	December 31, 2019
Payroll and other employee related costs	$23,865	$27,920
Professional services and consulting and other vendor fees	28,944	20,382
Unrecognized tax benefits	2,057	2,053
Sales commissions	5,765	9,654
Contingent earn-out (see Notes 9 and 10)	—	557
Restructuring (see Note 13)	11	314
Sales tax liabilities	2,630	—
Other	2,691	1,898
Total	$65,963	$62,778

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
During the six months ended June 30, 2020, the conditions allowing holders of the Notes to convert were not met.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Principal	$230,000	$230,000
Unamortized discount	(40,518)	(45,295)
Unamortized issuance costs	(5,093)	(5,693)
Net carrying amount	$184,389	$179,012
The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of June 30, 2020
Proceeds allocated to the conversion options (debt discount)	$52,900
Issuance costs	(1,986)
Net carrying amount	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$431	$431	$863	$575
Amortization of issuance costs	303	260	600	376
Amortization of debt discount	2,409	2,263	4,776	2,990
Total interest expense	$3,143	$2,954	$6,239	$3,941

The remaining term over which the debt discount and debt issuance costs will be amortized is 3.7 years and 4.7 years as of June 30, 2020 and 2019, respectively. The effective interest rate on the debt was 5.27% and 6.89% for the periods June 30, 2020 and 2019, respectively. Interest expense is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on March 1, 2024, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, failure to deliver, and hedging disruptions. The capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the capped calls was recorded as a reduction to additional paid-in capital in the accompanying December 31, 2019 condensed consolidated balance sheet.

9.	Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which included approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out was contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During 2019, the Company recorded a $0.2 million fair value re-measurement adjustment and made payments

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of $0.5 million in earn-out consideration. During the six months ended June 30, 2020, the Company recorded a $0.3 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease in general and administrative expenses. The Company settled the remaining contingent earn-out of approximately $0.3 million in stock. As of June 30, 2020, there are no additional contingent earn-out payments.
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
Conversable, Inc.
In September 2018, the Company acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform, headquartered in Austin, Texas, for an aggregate estimated purchase price of $5.7 million. The estimated purchase price consisted of $1.3 million in cash, approximately $2.9 million in shares of common stock of the Company, and a potential earn-out consideration of $1.5 million in cash, which was based on achieving certain targeted financial, strategic, and integration objectives and milestones and was included as part of the purchase price. During 2019, the Company recorded a $0.5 million fair value re-measurement adjustment and settled the remaining contingent earn-out in stock.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2020 and December 31, 2019, are summarized as follows (amounts in thousands).

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,195	$—	$—	$3,195	$2,899	$—	$—	$2,899
Total assets	$3,195	$—	$—	$3,195	$2,899	$—	$—	$2,899

Liabilities:
Contingent earn-out	$—	$—	$—	$—	$—	$—	$557	$557
Total liabilities	$—	$—	$—	$—	$—	$—	$557	$557

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
The Company's money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company's contingent earn-out liability is measured at fair value on a recurring basis and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASC-350 to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test.  This measurement is classified based on level 3 input.
As of June 30, 2020, the fair value of the Notes, as further described in Note 8 above, was approximately $192 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2019, the contingent earn-out decreased by $1.8 million due to a decrease in re-measurement to fair value of Conversable, Inc. of $0.5 million and payments of $0.5 million in cash and $1.0 million in shares, offset in part by an increase of re-measurement to fair value of AdvantageTec Inc. of $0.2 million. During the six months ended June 30, 2020, the contingent earn-out decreased by $0.6 million due to a decrease in re-measurement in fair value of AdvantageTec Inc. of $0.3 million and payments of $0.3 million in shares.
As a result, there was no remaining contingent earn-out balance as of June 30, 2020. See Note 9 of the Notes to condensed consolidated financial statements for a full description of the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in fair value of the level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	June 30, 2020	December 31, 2019
Balance, Beginning of period	$557	$2,372
Conversable, Inc. fair value adjustment (see Note 9)	—	(496)
AdvantageTec Inc. fair value adjustment (see Note 9)	(263)	168
Payments	(294)	(1,487)
Balance, End of period	$—	$557

11.	Commitments and Contingencies
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
In connection with the leases, the Company recognized operating lease right-of-use assets of $13.2 million and $15.7 million and an aggregate lease liability of $16.9 million and $19.5 million in its condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.
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
The Company has operating leases for its corporate offices and other service agreements. The Company's leases have remaining lease terms of 1 to 12 years, some of which include options to extend. The Company's lease expense for the three months ended June 30, 2020 and 2019, consisting entirely of operating leases, was approximately $3.3 million and $3.2 million, respectively. The Company's lease expense for the six months ended June 30, 2020 and 2019 was approximately $6.8 million and $6.1 million, respectively. Operating lease payments, which reduced operating cash flows, amounted to $4.2 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, the Company decided to abandon the Berlin office. The cease use date was March 31, 2020. According to ASC 842, the Company elected to apply the "loss of straight-line lease cost", amortizing the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

remaining right-of-use asset of approximately $0.4 million from the decision date to the cease use date. This expense is included in restructuring costs in the condensed consolidated statements of operations for the six months ended June 30, 2020.
Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2020	As of December 31, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset	$13,156	$15,680

Current operating lease liability	6,196	6,602
Long term operating lease liability	10,725	12,865
Total operating lease liability	$16,921	$19,467

Weighted Average Remaining Lease Term
Operating leases	3.4 years	3.5 years

Weighted Average Discount Rate
Operating leases	7%	7%
Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year ending December 31:	As of June 30, 2020	As of December 31, 2019
2020 (remaining six months for June 30, 2020)	$3,593	$7,787
2021	6,707	6,530
2022	3,959	3,746
2023	2,110	1,925
2024	1,336	1,148
Thereafter	1,196	864
Total undiscounted lease payments	18,901	22,000
Less: present value adjustment	(1,980)	(2,533)
Total operating lease liability	$16,921	$19,467

Employee Benefit Plans
In 2019, the Company's 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.8 million of employer matching contributions for the three months ended June 30, 2020 and 2019, and $1.7 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

Letters of Credit
As of June 30, 2020, the Company has a $1.8 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. There were no draws against these letters of credit during the six months ended June 30, 2020.

Non Income Tax Matters
The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. It is probable that the Company will be subject to sales tax liabilities plus interest in these states and therefore the estimated tax liability ranges between $2.5 million to $6.3 million with no amount within that range a better estimate than any other amount; accordingly, $2.5 million was accrued as of June 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and the carrying value of the goodwill and other long-lived assets. While there was not any significant impact to the Company’s consolidated financial statements as of and for the six months ended June 30, 2020, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

12.	Stockholders’ Equity
Common Stock
As of June 30, 2020, there were 200,000,000 shares of common stock authorized, 68,731,477 shares issued, and 66,021,647 shares outstanding. As of December 31, 2019, there were 200,000,000 shares of common stock authorized, 66,543,073 shares issued and 63,833,243 shares outstanding. The par value for common shares is $0.001 per share.
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
Preferred Stock
As of June 30, 2020 and December 31, 2019, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001 per share.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Our forfeiture rate assumptions, which estimate the share-based awards that will ultimately vest, requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period of change and could be materially different from share-based compensation expense recorded in prior periods. Effective January 1, 2020, the Company changed its forfeiture rate estimate which  resulted in an increase in stock compensation expense of $2.3 million as of March 31, 2020.

The per share weighted average fair value of stock options granted was $12.36 and $11.74 during the three months ended June 30, 2020 and 2019, respectively. The per share weighted average fair value of stock options granted was $12.25 and $11.28 during the six months ended June 30, 2020 and 2019, respectively The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.31%-0.32%	1.88% - 2.36%	0.31%-0.66%	1.88% - 2.57%
Expected life (in years)	5	5	5	5
Historical volatility	51.91%-51.94%	43.42% - 43.69%	46.5%-51.94%	43.42% - 43.85%
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the Amended 2000 Plan were incorporated, as of June 6, 2019, into the 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 4,250,000 new shares were authorized for issuance.

On June 11, 2020, the Company's Board of Directors adopted, and on June 17, 2020, the company's stockholders approved, the amendments to the LivePerson, Inc. 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 3,000,000 new shares were authorized for issuance.

The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 35,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of June 30, 2020, approximately 3.4 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through June 30, 2020).

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
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan (the "2019 Employee Stock Purchase Plan") to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of June 30, 2020, approximately 0.9 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2020).
Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the "Amended 2018 Plan"). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors has approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of June 30, 2020, approximately 1.2 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through June 30, 2020).
Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2019	5,799	$16.57	6.79	119,064
Granted	619
Exercised	(603)
Cancelled or expired	(405)
Balance outstanding at June 30, 2020	5,410	$18.01	6.58	$126,716
Options vested and expected to vest	1,603	$21.17	8.35	$32,477
Options exercisable at June 30, 2020	2,978	$13.98	4.95	$81,744

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total fair value of stock options exercised during the six months ended June 30, 2020 was approximately $3.2 million. As of June 30, 2020, there was approximately $20.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2019	3,049	$24.73	$112,848
Awarded	2,294
Vested	(1,503)
Forfeited	(490)
Non-vested and outstanding at June 30, 2020	3,350	$24.89	$138,789
Expected to vest	2,048	$24.16	$84,850

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of June 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $74.9 million and the weighted-average remaining vesting period was 3.1 years.
For the three months ended June 30, 2020 and 2019, the Company accrued approximately $7.9 million and $2.9 million in cash awards, respectively, and for the six months ended June 30, 2020 and 2019, the Company accrued approximately $11.6 million and $4.8 million in cash awards, respectively, to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $15.9 million and $9.3 million for the three months ended June 30, 2020 and 2019, respectively, and $30.6 million and $16.5 million for the six months ended June 30, 2020 and 2019, respectively.

13.	Restructuring
The Company’s restructuring related to costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential. There was no expense associated with this restructuring during the three months ended June 30, 2020. The expense associated with this restructuring was approximately $0.2 million during the three months ended June 30, 2019, and $3.2 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The Company expects to incur additional restructuring costs through December 31, 2020. The restructuring liability was approximately $0.0 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	As of June 30, 2020	December 31, 2019
Balance, Beginning of the year	$314	$977
Severance and other associated costs	3,193	2,043
Cash payments	(3,496)	(2,706)
Balance, End of period	$11	$314

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended June 30, 2020 (amounts in thousands):

	June 30,
	2020	2019
Severance and other associated costs	$—	$205
Total restructuring costs	$—	$205

The following table presents the detail of expenses for the Company's restructuring charges for the six months ended June 30, 2020 (amounts in thousands):

	June 30,
	2020	2019
Severance and other associated costs	$3,193	$484
Total restructuring costs	$3,193	$484

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense; allowing companies to carryback certain net operating losses; and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. Under the CARES Act, the Company is able to recognize the benefit of the tax year 2018 loss by carrying back the loss to prior periods. There was no tax benefit recognized for the three months ended June 30, 2020. The total tax benefit recognized in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2020 as a result of the CARES Act is approximately $0.6 million.

16. Subsequent Events
               In response to the coronavirus pandemic, we have undertaken a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely for the past several months, it is likely that we will significantly reduce or eliminate the real estate space we lease. This will result in the derecognition of the associated ROU assets and lease liabilities and may also result in impairment charges to other assets such as property and equipment located at these leased office locations.  Furthermore, this will likely result in various one-time cash expenses in connection with early termination of some or all of our leases that could be material to our financial position and results of operations.  As the Company is still actively assessing its global lease portfolio, management is not able to estimate the financial effect of this transition to an employee-centric model.

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

Overview
  LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier for people and brands everywhere through messaging powered by AI and humans. During the past decade, the consumers have made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing, social and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. We refer to these AI and human-assisted conversational experiences as the Conversational Space.
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
Key Metrics
Financial overview of the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

•	Total revenue increased 29% to $91.6 million from $71.0 million.

•	Revenue from our Business segment increased 30% to $84.0 million from $64.8 million.

•	Gross profit margin decreased to 70% from 75%.

•	Cost and expenses increased 15% to $106.0 million from $92.0 million.

•	Net loss decreased to $18.6 million from $24.0 million.

•
Average annual revenue per enterprise and mid-market customer increased greater than 25% to approximately $395,000 for the trailing-twelve-months ended June 30, 2020, as compared to $310,000 for the trailing-twelve-months ended June 30, 2019.

•
Revenue retention for enterprise and mid-market in the second quarter of 2020 exceeded our target range of 105% to 115%. Revenue retention was within that range in the second quarter of 2019. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on LiveEngage at the same period a year ago.

Adjusted EBITDA and Adjusted Operating Income (Loss)

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2.019		2020		2.019
Reconciliation of Adjusted EBITDA
GAAP net loss	$(18,627)		$(23,987)		$(55,628)		$(42,877)
Amortization of purchased intangibles	688		723		1,377		1,469
Stock-based compensation	15,945		9,305		30,642		16,471
Contingent earn-out adjustments	—		—		(263)		—
Restructuring costs	—		205	(1)	3,193	(3)	484	(3)
Depreciation	5,738		3,762		11,274		7,643
Other litigation and consulting costs	1,338	(2)	1,727	(2)	6,046	(4)	4,144	(4)
(Benefit from) Provision for income taxes	(339)		699		13		1,292
Acquisition costs	—		—		—		648
Interest income	3,211		2,017		6,002		2,684
Other expense (income), net	1,309	(5)	250	(5)	1,975	(5)	(483)	(5)
Adjusted EBITDA (loss)	$9,263		$(5,299)		$4,631		$(8,525)

(1) Includes severance costs and other compensation related costs of $0.2 million for the three months ended June 30, 2019.
(2) Includes litigation costs of $1.0 million and consulting costs of $0.3 million for the three months ended June 30, 2020, and litigation costs of $1.1 million and consulting costs of $0.6 million for the three months ended June 30, 2019.

(3) Includes severance costs and other compensation related costs of $3.2 million for the six months ended June 30, 2020 and $0.5 million for the six months ended June 30, 2019.
(4) Includes litigation costs of $2.3 million, reserve for sales and use tax liability of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $0.6 million for the six months ended June 30, 2020 and litigation costs of $2.2 million and consulting costs of $1.9 million for the six months ended June 30, 2019.

(5) Includes financial income (expense) which is attributable primarily to currency rate fluctuations.

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

Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(18,966)		$(23,288)		(55,615)		$(41,585)
Amortization of purchased intangibles	688		723		1,377		1,469
Stock-based compensation	15,945		9,305		30,642		16,471
Restructuring costs	—		205	(1)	3,193	(3)	484	(3)
Other litigation and consulting costs	1,338	(2)	1,727	(2)	6,046	(4)	4,144	(4)
Contingent earn-out adjustments	—		—		(263)		—
Acquisition costs	—		—		—		648
Interest income (expense)	3,211		2,017		6,002		2,684
Other expense (income), net	1,309	(5)	250	(5)	1,975	(5)	(483)	(5)
Adjusted operating income (loss)	$3,525		$(9,061)		$(6,643)		$(16,168)

(1) Includes severance costs and other compensation related costs of $0.2 million for the three months ended June 30, 2019.
(2) Includes litigation costs of $1.0 million and consulting costs of $0.3 million for the three months ended June 30, 2020, and litigation costs of $1.1 million and consulting costs of $0.6 million for the three months ended June 30, 2019.

(3) Includes severance costs and other compensation related costs of $3.2 million for the six months ended June 30, 2020 and $0.5 million for the six months ended June 30, 2019.
(4) Includes litigation costs of $2.3 million, reserve for sales and use tax liability of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $0.6 million for the six months ended June 30, 2020 and litigation costs of $2.2 million and consulting costs of $1.9 million for the six months ended June 30, 2019.

(5) Includes financial income (expense) which is attributable to currency rate fluctuations.

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

Total revenue of $91.6 million and $71.0 million was recognized for the three months ended June 30, 2020 and 2019, respectively, and $169.7 million and $137.4 million during the six months ended June 30, 2020 and 2019, respectively.

Under Topic 606, the Company defers all incremental commission costs (contract acquisition costs) to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at June 30, 2020 and December 31, 2019 of $36.1 million and $32.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customers expected life that the Company determines to be three to five years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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
Our forfeiture rate assumptions, which estimate the share-based awards that will ultimately vest, requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period of change and could be materially different from share-based compensation expense recorded in prior periods. Effective January 1, 2020, the Company changed its forfeiture rate estimate which  resulted in an increase in stock compensation expense of $2.3 million as of June 30, 2020.

For the three months ended June 30, 2020 and 2019, we accrued approximately $7.9 million and $2.9 million in cash awards respectively, and for the six months ended June 30, 2020 and 2019, the Company accrued approximately $11.6 million and $4.8 million in cash awards, respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020 there was approximately $20.2 million of total unrecognized compensation cost related to nonvested share-based compensation, stock options, arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2020, there was approximately $74.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 3.1 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended June 30, 2020 and in the comparable period of 2019. No single customer accounted for or exceeded 10% of our total accounts receivable as of June 30, 2020. Two customers exceeded 10% of our total accounts receivable as of December 31, 2019. During the six months ended June 30, 2020, we increased our allowance for doubtful accounts from $3.1 million as of December 31, 2019 to approximately $4.4 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $4.4 million and $2.9 million at June 30, 2020, respectively, and $3.1 million and $1.1 million at December 31, 2019, respectively.

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
Intangible assets that have finite lives, including but not limited to, agent and customer relationships and trademarks, are amortized over the estimated useful life of the asset. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. Generally intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. As of June 30, 2020 there were no trigger events.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense; allowing companies to carryback certain net operating losses; and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. Under the CARES Act, the Company is able to recognize the benefit of the tax year 2018 loss by carrying back the loss to prior periods. There was no tax benefit recognized for the three months ended June 30, 2020. The total tax benefit recognized as a result of the CARES Act for the six months ended June 30, 2020 is approximately $0.6 million.
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
Hosted Services- Business Revenue

Revenue attributable to our monthly hosted Business services accounted for 79% and 76% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 79% and 77% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

Professional Services Revenue

Revenue attributable to professional services accounted for 13% and 16% of total revenue for the three months ended June 30, 2020 and 2019, respectively, and 13% and 15% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

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

Hosted Services- Consumer Revenue

Revenue from our Consumer segment accounted for approximately 8% and 9% of total revenue for the three months ended June 30, 2020 and June 30, 2019, respectively, and 8% of total revenue for each of the six months ended June 30, 2020 and 2019.
Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $6.0 million in deferred revenue balance for the quarter ended June 30, 2020 from the deferred revenue balance of $89.2 million for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $60.5 million revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

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
Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Stock-based compensation expense	$15,945	$9,305	$30,642	$16,471

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

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$84,016	$64,835	30%	$155,865	$125,830	24%
Consumer	7,587	6,124	24%	13,826	11,531	20%
Total	$91,603	$70,959	29%	$169,691	$137,361	24%
Business revenue increased by 30% to $84.0 million and by 24% to $155.9 million in the three months and six months ended June 30, 2020, respectively, from $64.8 million  and $125.8 million, respectively, in the comparable periods in 2019. The increase in B2B revenue is driven mainly by increases in hosted services of $18.7 million and $28.2 million during the three months and six months ended June 30, 2020, respectively, and an increase in professional services of $0.4 million and $1.8 million during the three months and six months ended June 30, 2020, respectively. Included in hosted services, is an increase in revenue that is variable based on interactions and usage of approximately $11.1 million and $21.7 million during the three and six months ended June 30, 2020, respectively.

The increase in Business revenue was driven in nearly equal parts by existing and new customers as LivePerson generated greater demand for its Conversational Commerce software and gainshare solutions. In the wake of the coronavirus pandemic, leading brands are turning to LivePerson's AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and midmarket customer increased approximately 25% year over year to $395,000 in the trailing twelve months ended June 30, 2020, from $310,000 in the prior year period. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and midmarket customers was above our target range of 105% to 115% for the period ended June 30, 2020, which marked the 14th consecutive quarter of a greater than 100% revenue retention rate.

Consumer revenue increased by 24% and 20% to $7.6 million and 13.8 million in the three and six months ended June 30, 2020, respectively, from $6.1 million and $11.5 million, respectively, in the comparable periods in 2019. This improvement was driven by an increasingly effective digital marketing program and stronger demand by consumers to engage with experts and advisors through conversational messaging channels

Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$26,085	$16,960	54%	$47,430	$34,622	37%
Percentage of total revenue	28%	24%		28%	25%
Headcount (at period end):	236	212	11%	236	212	11%
Cost of revenue - Business increased by 54% to $26.1 million in the three months ended June 30, 2020, from $17.0 million in the comparable period in 2019. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $5.1 million as the Company saw a sharp increase in demand for its gainshare services, which power Conversational Commerce programs on behalf of customers. The Company also recognized an increase in salary and related employee expenses of approximately $3.4 million, an increase in depreciation of approximately $0.4 million, and in backup server facilities and allocated occupancy costs and overhead of approximately $0.2 million, the sum of which are primarily associated with supporting an expanding customer base and increased platform volumes.

Cost of revenue - business increased by 37% to $47.4 million in the six months ended June 30, 2020, from $34.6 million in the comparable period in 2019. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $6.7 million, an increase in salary and related employee expenses of approximately $5.4 million, and in depreciation of approximately $0.7 million.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$1,622	$1,089	49%	$3,096	$2,076	49%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	20	14	43%	20	14	43%
Cost of revenue - consumer increased by 49% to $1.6 million in the three months ended June 30, 2020 from $1.1 million in the comparable period in 2019. This variance was primarily attributable to increases in depreciation of approximately $0.2 million, business services and outsourced subcontracted labor of approximately $0.2 million, and salary and related employee expenses of approximately $0.1 million.
Cost of revenue - consumer increased by 49% to $3.1 million in the six months ended June 30, 2020 from $2.1 million in the comparable period in 2019. This variance was primarily attributable to increases in business services and outsourced subcontracted labor of approximately $0.5 million, depreciation of approximately $0.3 million, backup server facilities of $0.1 million, and credit card processing fees of approximately $0.1 million.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$28,926	$35,568	(19)%	$66,395	$65,660	1%
Percentage of total revenue	32%	50%		39%	48%
Headcount (at period end):	348	475	(27)%	348	475	(27)%
Sales and marketing - business expenses decreased by 19% to $28.9 million in the three months ended June 30, 2020 from $35.6 million in the comparable period in 2019. This variance was primarily attributable to a decrease in salary, recruitment, and related employee expenses of approximately $4.4 million, a decrease in marketing events, advertising, public relations, and trade show exhibit expenses of approximately $2.3 million, and a decrease in business services and outsourced labor of approximately $1.0 million. This was partially offset by an increase in facilities and allocated overhead expense of approximately $0.7 million, and an increase in depreciation expense of approximately $0.2 million.
Sales and marketing - business expenses increased by 1% to $66.4 million in the six months ended June 30, 2020 from $65.7 million in the comparable period in 2019. This variance was primarily attributable to an increase in facilities and allocated overhead expense of approximately $1.7 million, an increase in salary, recruitment, and related employee expenses of approximately $0.6 million, an increase in business services and outsourced labor of approximately $0.5 million, an increase in depreciation expense of approximately $0.5 million. This was partially offset by a decrease in marketing events, advertising, public relations, and trade show exhibit expenses of approximately $2.7 million.

Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$5,692	$3,775	51%	$10,903	$6,719	62%
Percentage of total revenue	6%	5%		6%	5%
Headcount (at period end):	16	14	14%	16	14	14%
Sales and marketing - consumer expenses increased by 51% to $5.7 million in the three months ended June 30, 2020 from $3.8 million in the comparable period in 2019. This variance was primarily attributable to increases in advertising and online expenses of approximately $1.9 million.
Sales and marketing - consumer expenses increased by 62% to $10.9 million in the six months ended June 30, 2020 from $6.7 million in the comparable period in 2019. This variance was primarily attributable to increases in advertising and online expenses of $4.1 million.
General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
General and administrative	$16,353	$13,763	19%	$32,822	$27,930	18%
Percentage of total revenue	18%	19%		19%	20%
Headcount (at period end):	139	151	(8)%	139	151	(8)%

General and administrative expenses increased by 19% to $16.4 million in the three months ended June 30, 2020 from $13.8 million in the comparable period in 2019. This variance was primarily attributable to an increase in allocated occupancy costs, related overhead, information technology of approximately $1.6 million, and an increase in salaries and employee related expenses of approximately $1.0 million.
General and administrative expenses increased by 18% to $32.8 million in the six months ended June 30, 2020 from $27.9 million in the comparable period in 2019. This variance was primarily attributable to an increase in allocated occupancy costs, related overhead, information technology of approximately $2.7 million, and increase in salaries and employee related expenses of approximately $2.5 million. This was partially offset by a decrease in depreciation expense of approximately $0.3 million.

Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Product development	$26,967	$20,182	34%	$52,681	$38,355	37%
Percentage of total revenue	29%	28%		31%	28%
Headcount (at period end):	459	418	10%	459	418	10%
Product development costs increased by 34% to $27.0 million in the three months ended June 30, 2020 from $20.2 million in the comparable period in 2019.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $2.6 million, in outsourcing and business services of approximately $2.4 million, and in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $1.8 million.
Product development costs increased by 37% to $52.7 million in the six months ended June 30, 2020 from $38.4 million in the comparable period in 2019.  This variance was primarily attributable to increases in total compensation, recruiting expense and associated costs for product development personnel of approximately $7.2 million, in depreciation expense and backup server facilities and allocated overhead related to costs of supporting our server and network infrastructure of approximately $3.9 million, and in outsourcing and business services of approximately $3.2 million.
We continue to invest in new product development efforts to expand the capability of LiveEngage. In accordance with ASC 350-40 - "Internal- Use Software," as new projects are initiated that provide functionality to the LiveEngage platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three and six months ended June 30, 2020, $9.4 million and $17.6 million was capitalized, respectively, compared to $7.2 million and $12.6 million, respectively, in the comparable periods in 2019.
Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$—	$205	(100)%	$3,193	$484	560%
Percentage of total revenue	—%	—%		2%	—%
Restructuring costs decreased by 100% during the three months ended June 30, 2020 from $0.2 million in the comparable period in 2019, and increased by 560% to approximately $3.2 million during the six months ended June 30, 2020, from $0.5 million in the comparable period in 2019. This variance was primarily attributable to a decrease in severance and other associated costs. Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.

Amortization of Purchased Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$404	$438	(8)%	$809	$899	(10)%
Percentage of total revenues	—%	1%		—%	1%
Amortization expense for purchased intangibles decreased by 8% and 10% to $0.4 million and $0.8 million in the three and six months ended June 30, 2020 from $0.4 million and $0.9 million in the comparable period in 2019.
Additional amortization expense in the amount of $0.3 million and $0.6 million in the three and six months ended June 30, 2020 and 2019 is included in cost of revenue.
Other Expense (Income), net
Other expense (income), net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Interest expense	(3,211)	(2,017)	59%	(6,002)	(2,684)	124%
Other (expense) income	(1,309)	(250)	424%	(1,975)	483	(509)%
Other expense, net	$(4,520)	$(2,267)	99%	$(7,977)	$(2,201)	262%
Other expense increased to $4.5 million and $8.0 million in the three and six months ended June 30, 2020, respectively, from other expense of $2.3 million and $2.2 million, respectively, in the comparable periods in 2019 due to interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the ‘‘Notes’’), partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.
(Benefit from) Provision For Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
(Benefit from) Provision for income taxes	$(339)	$699	(148)%	$13	$1,292	(99)%
Benefit from income taxes was $0.3 million and Provision for income taxes was $0 million in the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.3 million in the three and six months ended June 30, 2019, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
Net Loss
We had a net loss of $18.6 million in the three months ended June 30, 2020 compared to a net loss of $24.0 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, there were increases in revenue of approximately $20.6 million, increases in operating expenses of approximately $14.1 million, increase in other (expense) income, net of approximately $2.3 million, and decrease in provision for income taxes of approximately $1.0 million.
We had a net loss of $55.6 million in the six months ended June 30, 2020 compared to a net loss of $42.9 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, there were increases in revenue of approximately $32.3 million, increases in operating expenses of approximately $40.6 million, increase in other (expense) income, net of approximately $5.8 million, and decrease in provision for income taxes of approximately $1.3 million.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$12,306	$(28,912)
Cash flows used in investing activities	(24,259)	(21,675)
Cash flows provided by financing activities	9,123	208,986
As of June 30, 2020, we had approximately $173.2 million in cash and cash equivalents, a decrease of approximately $3.3 million from December 31, 2019. The decrease is primarily attributable to cash flows used in investing relating to purchases of property and equipment, offset by a decrease of accounts receivable from operating activities and proceeds from the issuance of common stock from financing activities.
Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2020. Our net loss of $55.6 million was offset by non-cash expenses: stock-based compensation of $30.6 million; depreciation and amortization of $11.3 million; and a decrease in accounts receivable $10.1 million. Net cash used in operating activities was $28.9 million for the six months ended June 30, 2019 and consisted primarily of net loss, a decrease in accrued expenses and accounts payable and increases in prepaid expenses and accounts receivable. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles.
Net cash used in investing activities was $24.3 million in the six months ended June 30, 2020 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $21.7 million in the six months ended June 30, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.
Net cash provided by financing activities was $9.1 million in the six months ended June 30, 2020 and consisted of proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $209.0 million in the six months ended June 30, 2019 and consisted primarily of proceeds from issuance of the Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the Notes was approximately $221.0 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2020, we had an accumulated deficit of approximately $339.9 million.
In response to the coronavirus pandemic, we have undertaken a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely for the past several months, it is likely that we will significantly reduce or eliminate the real estate space we lease. This will likely result in various one-time cash expenses in connection with early termination of some or all of our leases.
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
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended June 30, 2020, the U.S. dollar depreciated by approximately 6% as compared to the NIS and during the six months ended June 30, 2020, the U.S. dollar depreciated by approximately 1%. During the three and six months ended June 30, 2020, expenses generated by our Israeli operations totaled approximately $18.9 million and $37.2 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risks
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2020, our allowance for doubtful accounts increased by $0.6 million to approximately $4.4 million. During the year ended December 31, 2019, we increased our allowance for doubtful accounts increased from $2.3 million to approximately $3.1 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The ongoing coronavirus (COVID-19) pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or stock price.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus (COVID-19) pandemic. The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions, including the potential lengthening of the sales cycle; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Clients may also slow down decision making, delay planned work, seek to terminate existing agreements and/or delay payment terms. Any of these events or other currently unforeseen consequences of the coronavirus pandemic could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K, and could materially adversely affect our business, results of operations, cash flows, financial condition and/or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the issuer during the three months ended June 30, 2020.

Purchase of Equity Securities by the Issuer
There were no repurchases of equity securities by the issuer during the three months ended June 30, 2020.

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

LIVEPERSON, INC.
(Registrant)

Date:	August 7, 2020	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	August 7, 2020	By:	/s/ JOHN COLLINS
		Name:	John Collins
		Title:	Chief Financial Officer (principal financial officer)