Form 10-Q
period 2020-09-30
LIVEPERSON INC
filed 2020-11-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On November 4, 2020, 66,885,182 shares of the registrant’s common stock were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements

LIVEPERSON, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)

	September 30, 2020	December 31, 2019
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,694	$176,523
Accounts receivable, net of allowances of $8,994 and $4,226 as of September 30, 2020 and December 31, 2019, respectively	66,483	87,620
Prepaid expenses and other current assets	20,112	13,964
Total current assets	285,289	278,107
Operating lease right of use asset	786	15,680
Property and equipment, net	91,081	76,236
Contract acquisition costs	41,095	31,965
Intangibles, net	11,040	11,812
Goodwill	95,086	94,987
Deferred tax assets	2,194	2,179
Other assets	1,754	1,744
Total assets	$528,325	$512,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,629	$12,302
Accrued expenses and other current liabilities	100,138	62,778
Deferred revenue	90,359	88,751
Operating lease liability	6,295	6,602
Total current liabilities	206,421	170,433
Deferred revenue, net of current portion	243	438
Convertible senior notes, net	187,147	179,012
Other liabilities	111	72
Operating lease liability, net of current portion	9,310	12,865
Deferred tax liability	1,398	1,355
Total liabilities	404,630	364,175

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 69,457,299 and 66,543,073 shares issued, 66,747,469 and 63,833,243 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	69	67
Additional paid-in capital	505,028	436,557
Treasury stock	(3)	(3)
Accumulated deficit	(378,629)	(283,562)
Accumulated other comprehensive loss	(2,770)	(4,524)
Total stockholders’ equity	123,695	148,535
Total liabilities and stockholders’ equity	$528,325	$512,710

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$94,804	$75,175	$264,495	$212,536
Costs and expenses (1) (2)
Cost of revenue (3)	27,692	20,120	78,218	56,818
Sales and marketing	32,775	41,774	110,073	114,153
General and administrative	14,891	13,958	47,713	41,889
Product development	27,736	20,577	80,417	58,932
Restructuring costs	26,442	1,425	29,635	1,909
Amortization of purchased intangibles	411	447	1,219	1,346
Total costs and expenses	129,947	98,301	347,275	275,047
Loss from operations	(35,143)	(23,126)	(82,780)	(62,511)
Other (expense) income, net
Interest expense, net	(3,159)	(2,189)	(9,161)	(4,873)
Other (expense) income, net	(508)	379	(2,484)	862
Total other (expense) income, net	(3,667)	(1,810)	(11,645)	(4,011)
Loss before (benefit from) provision for income taxes	(38,810)	(24,936)	(94,425)	(66,522)
(Benefit from) provision for income taxes	(100)	936	(87)	2,227
Net loss	$(38,710)	$(25,872)	$(94,338)	$(68,749)

Net loss per share of common stock:
Basic	$(0.58)	$(0.41)	$(1.44)	$(1.10)
Diluted	$(0.58)	$(0.41)	$(1.44)	$(1.10)

Weighted-average shares used to compute net loss per share:
Basic	66,451,414	63,014,802	65,504,571	62,268,439
Diluted	66,451,414	63,014,802	65,504,571	62,268,439

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$2,288	$763	$5,735	$1,911
Sales and marketing	1,873	2,050	9,536	5,744
General and administrative	3,618	2,605	10,428	7,995
Product development	7,753	3,650	20,472	9,889

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,710	$2,208	7,619	6,192
Sales and marketing	511	423	1,798	1,210
General and administrative	53	221	207	677
Product development	2,674	1,305	7,599	3,726

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$286	$285	$854	$854

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(38,710)	$(25,872)	$(94,338)	$(68,749)
Foreign currency translation adjustment	2,292	1,676	1,754	1,876
Comprehensive loss	$(36,418)	$(24,196)	$(92,584)	$(66,873)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

Three Months Ended September 30,
	2020								2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at June 30	68,731,477	$69	(2,709,830)	$(3)	$488,229	$(339,919)	$(5,062)	$143,314	65,398,798	$66	(2,704,706)	$(3)	$412,253	$(230,368)	$(4,631)	$177,317
Common stock issued upon exercise of stock options	544,693	—	—	—	7,072	—	—	7,072	460,961	—	—	—	5,647	—	—	5,647
Common stock issued upon vesting of restricted stock units	162,346	—	—	—	—	—	—	—	142,236	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,423	—	—	9,423	—	—	—	—	6,486	—	—	6,486
Common stock issued under Employee Stock Purchase Plan	18,783	—	—	—	304	—	—	304	33,101	—	—	—	1,160	—	—	1,160
Net loss	—	—	—	—	—	(38,710)	—	(38,710)	—	—	—	—	—	(25,872)	—	(25,872)
Other comprehensive loss	—	—	—	—	—	—	2,292	2,292		—	—	—	—	—	(1,676)	(1,676)
Balance at September 30	69,457,299	$69	(2,709,830)	$(3)	$505,028	$(378,629)	$(2,770)	$123,695	66,035,096	$66	(2,704,706)	$(3)	$425,546	$(256,240)	$(6,307)	$163,062

Nine Months Ended September 30,
	2020								2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019 and 2018	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535	63,676,046	$64	(2,681,285)	$(3)	$362,590	$(187,491)	$(4,431)	$170,729
Common stock issued upon exercise of stock options	1,147,351	1	—	—	14,106	—	—	14,107	1,350,507	1	—	—	14,727	—	—	14,728
Common stock issued upon vesting of restricted stock units	664,150	—	—	—	—	—	—	—	896,410	1	—	—	—	—	—	1
Common stock as earnout payment in connection with AdvantageTec Inc.	11,508	—	—	—	293	—	—	293	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	26,375	—	—	26,375	—	—	—	—	18,175	—	—	18,175
Bonus cash payment settled in shares of the Company's common stock	991,905	1	—	—	24,656	—	—	24,657	—	—	—	—	—	—	—	—
ASU 2016-13 (Topic 326) Adjustment (See note 1)	—	—	—	—	—	(729)	—	(729)	—	—	—	—	—	—	—	—
Common stock issued under Employee Stock Purchase Plan	99,312	—	—	—	3,041	—	—	3,041	112,133	—	—	—	3,033	—	—	3,033
Common stock repurchase	—	—	—	—	—	—	—	—	—	—	(23,421)	—	(709)	—	—	(709)
Equity component of convertible senior notes	—	—	—	—	—	—	—	—	—	—	—	—	52,900	—	—	52,900
Equity component of convertible senior notes issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,986)	—	—	(1,986)
Purchase of capped call option	—	—	—	—	—	—	—	—	—	—	—	—	(23,184)	—	—	(23,184)
Net loss	—	—	—	—	—	(94,338)	—	(94,338)	—	—	—	—	—	(68,749)	—	(68,749)
Other comprehensive loss	—	—	—	—	—	—	$1,754	1,754	—	—	—	—	—	—	(1,876)	(1,876)
Balance at September 30	69,457,299	$69	(2,709,830)	$(3)	$505,028	$(378,629)	$(2,770)	$123,695	66,035,096	$66	(2,704,706)	$(3)	$425,546	$(256,240)	$(6,307)	$163,062
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(94,338)	$(68,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	46,171	25,539
Depreciation and amortization	17,223	11,805
Non-cash restructuring costs	19,085	—
Amortization of tenant allowance	—	(387)
Amortization of purchased intangibles	2,073	2,200
Amortization of debt issuance costs	908	663
Accretion of debt discount on convertible senior notes	7,227	5,278
Changes in fair value of contingent consideration	(263)	(328)
Provision for doubtful accounts	2,627	1,570
Deferred income taxes	47	198

Changes in operating assets and liabilities:
Accounts receivable	19,231	(9,334)
Prepaid expenses and other current assets	(6,055)	(7,880)
Contract acquisition costs noncurrent	(8,156)	(11,312)
Other assets	(35)	(144)
Accounts payable	(4,572)	(419)
Accrued expenses and other current liabilities	36,904	(7,300)
Deferred revenue	(164)	17,942
Operating lease liabilities	(287)	—
Other liabilities	29	214
Net cash provided by (used in) operating activities	37,655	(40,444)

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(32,904)	(33,559)
Payments for intangible assets	(1,259)	(695)
Net cash used in investing activities	(34,163)	(34,254)

FINANCING ACTIVITIES:
Repurchase of common stock	—	(709)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	17,147	17,761
Proceeds from issuance of convertible senior notes	—	230,000
Payment of issuance costs in connection with convertible senior notes	—	(8,618)
Payments related to contingent consideration	—	(487)
Purchase of capped call option	—	(23,184)
Net cash provided by financing activities	17,147	214,763
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,532	(1,361)
CHANGE IN CASH AND CASH EQUIVALENTS	22,171	138,704
CASH AND CASH EQUIVALENTS - Beginning of the period	176,523	66,449
CASH AND CASH EQUIVALENTS - End of the period	$198,694	$205,153

LIVEPERSON, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$4,321	$2,126

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,273	$1,694
Issuance of 11,508 shares of common stock as earnout payment in connection with AdvantageTec Inc.	$294	$—
Issuance of 991,905 shares of common stock to settle cash awards	$24,656	$—
Debt offering costs, accrued but not paid	$—	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Basis of Presentation
LivePerson, Inc. (the “Company” or “LivePerson”) makes life easier for people and brands everywhere through messaging powered by AI making Conversational Commerce possible, and humans. During the past decade, the consumers have made the mobile device the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. The Company’s technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and even marketing, social and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space.
The Conversational Cloud (formerly "LiveEngage"), the Company’s enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, Conversational Cloud can receive traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages.
LivePerson's robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With Conversational Cloud, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from -- i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on Conversational Cloud.
LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with the Company’s proprietary Conversational AI, as well as third-party bots, Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
To further enhance our platform, in September 2020 we signed a partnership with Infosys, a leader in next-generation digital services and consulting. We will work with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud to sell into their channels and global enterprise customer base, and to redefine how the world's top brands communicate.
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
LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City, and maintains a globally distributed, remote workforce. In 2020, due to health concerns related to the global novel coronavirus disease ("COVID-19") pandemic, the Company vacated its physical offices around the world, and began transitioning to a work-from-anywhere model, leveraging its expertise in AI and asynchronous communication to support operations, culture and productivity in this new environment.

Basis of Presentation
The accompanying condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2020, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited consolidated financial statements at that date.
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
Many of our estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. We will continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available to us.

Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity”, which simplifies the accounting for convertible instruments by eliminating existing accounting models that require separation of a cash conversion or beneficial conversion feature from the host contract. Accordingly, a convertible debt instrument will be accounted as a single liability measured at its amortized cost and a convertible preferred stock will be accounted as a single equity instrument measured at its historical cost, as long as no other embedded features require bifurcation as derivatives and the convertible debt was not issued at a substantial premium. The ASU also simplifies the derivative scope exception for accounting for contracts in an entity's own equity by:

• Removing certain conditions required to meet the settlement criterion
• Clarifying that Instruments that are not indexed to the issuer's own stock must be remeasured at fair value through earnings at each reporting period
• Clarifying the scope of reassessment guidance and disclosure requirements in Subtopic 815-40. The ASU also makes targeted improvements to the disclosure requirements for convertible instruments and earnings-per-share guidance.

For SEC filers, excluding smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The ASU specifies that the guidance should be adopted as of the beginning of the annual fiscal year. The Company is assessing what impact ASU 2020-06 will have on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2019-12 will have on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. Such required disclosures include, but are not limited to, the Company's methodology for estimating its allowance for credit losses. The Company adopted ASU 2016-13 effective January 1, 2020 and applied the guidance using a modified retrospective approach requiring that the Company recognize the cumulative effect of initially applying the impairment standard as an adjustment to opening accumulated deficit for the incremental increase in its allowance for credit losses as of January 1, 2020 over its allowance for bad debts as of December, 31, 2019, which amounted to $0.7 million. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

In January 2017, the FASB issued Accounting Standards Update ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

permitted. The Company adopted ASU 2017-04 in the first quarter of 2020 which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for or exceeded 10% of our total revenue for the three and nine months ended September 30, 2020.

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

Total revenue of $94.8 million and $75.2 million was recognized during the three months ended September 30, 2020 and 2019, respectively, and $264.5 million and $212.5 million was recognized during the nine months ended September 30, 2020 and 2019, respectively.

Under Topic 606, the Company defers all incremental commission costs (contract acquisition costs) to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at September 30, 2020 and December 31, 2019 of $41.1 million and $32.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customers expected life that the Company determines to be three to five years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to Conversational Cloud, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company's larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company's online engagement solutions. For these Gainshare (formerly Pay for Performance) arrangements in accordance with ASC-606, “Principal Agent Considerations,” the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Control for the majority of the Company's Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the Conversational Cloud platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Remaining Performance Obligation

As of September 30, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $237.3 million. Approximately 90% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancelable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligation pursuant to ASC 606.
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
Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. The increase in the deferred revenue balance as of September 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations, partially offset by $84.9 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of September 30, 2020	As of December 31, 2019
Hosted services – Business	$87,466	$82,892
Hosted services – Consumer	815	687
Professional services – Business	2,078	5,172
Total deferred revenue - short term	$90,359	$88,751

Hosted services – Business	—	—
Professional services – Business	243	438
Total deferred revenue - long term	$243	$438

Disaggregated Revenue

The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Hosted services – Business	$74,396	$57,824	$207,832	$163,033
Hosted services – Consumer	7,881	6,704	21,707	18,235
Professional services	12,527	10,647	34,956	31,268
Total revenue	$94,804	$75,175	$264,495	$212,536

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$58,561	$44,130	$166,668	$124,034
Other Americas (1)	3,979	3,814	9,047	8,466
Total Americas	62,540	47,944	175,715	132,500
EMEA (2) (4)	22,290	19,308	61,473	57,332
APAC (3)	9,974	7,923	27,307	22,704
Total revenue	$94,804	$75,175	$264,495	$212,536
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $14.6 million and $12.3 million for the three months ended September 30, 2020 and 2019, respectively, and from the Netherlands of $0.6 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively. Includes revenues from the United Kingdom of $39.7 million and $36.9 million for the nine months ended September 30, 2020 and 2019, respectively, and from Netherlands of $2.5 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to Hosted Services - Business Revenue.
In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of the Company's accounts receivable, unbilled receivables, contract acquisition costs and deferred revenues are as follows (amounts in thousands):

	Accounts Receivable (1)	Unbilled Receivable (1)	Contract Acquisition Costs noncurrent	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2019	$70,318	$17,302	$31,965	$88,751	$438
(Decrease) Increase, net	(15,461)	(5,676)	9,130	1,608	(195)
Ending Balance as of September 30, 2020	$54,857	$11,626	$41,095	$90,359	$243

(1) These accounts include the $0.7 million adjustment in connection with the adoption of ASU 2016-13 (Topic 326).

Accounts Receivable, Net

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the condensed consolidated balance sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the condensed consolidated balance sheet. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $5.0 million and $4.0 million at September 30, 2020, respectively and $3.1 million and $1.1 million at December 31, 2019, respectively.
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

Allowance for doubtful accounts (in thousands):	As of September 30, 2020
Balance at beginning of year, as adjusted for the adoption of ASU 2016-13 (Topic 326)	$3,799
Accruals for credit loss charged to expense, net	1,154
Balance at end of period	$4,953

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Diluted net loss per common share for the three and nine months ended September 30, 2020 does not include the effect of 8,061,415 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the three and nine months ended September 30, 2019 does not include the effect of 8,905,707 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic	66,451,414	63,014,802	65,504,571	62,268,439
Effect of assumed exercised options	—	—	—	—
Diluted	66,451,414	63,014,802	65,504,571	62,268,439

In March 2019, the Company issued $230.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2024 in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “Notes”). The Company expects to settle the principal amount of its outstanding Notes in cash and any excess in shares of the Company’s common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of 130% of $38.58 per share for the Notes. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. See Note 8 of the Notes to condensed consolidated financial statements for a full description of the Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements which are described in the summary of Critical Accounting Policies and Estimates. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.
Summarized financial information by segment for the three months ended September 30, 2020, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$74,396	$—	$—	$74,396
Hosted services – Consumer	—	7,881	—	7,881
Professional services	12,527	—	—	12,527
Total revenue	86,923	7,881	—	94,804
Cost of revenue	25,862	1,830	—	27,692
Sales and marketing	27,525	5,250	—	32,775
Amortization of purchased intangibles	411	—	—	411
Unallocated corporate expenses	—	—	69,069	69,069
Operating income (loss)	$33,125	$801	$(69,069)	$(35,143)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the nine months ended September 30, 2020, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$207,832	$—	$—	$207,832
Hosted services – Consumer	—	21,707	—	$21,707
Professional services	34,956	—	—	$34,956
Total revenue	242,788	21,707	—	264,495
Cost of revenue	73,291	4,927	—	$78,218
Sales and marketing	93,920	16,153	—	$110,073
Amortization of purchased intangibles	1,219	—	—	$1,219
Unallocated corporate expenses	—	—	157,765	$157,765
Operating income (loss)	$74,358	$627	$(157,765)	$(82,780)

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
Geographic Information
The Company is domiciled in the United States and has international operations in Israel, the United Kingdom, Asia-Pacific and Australia, Latin America and Western Europe, particularly France, Germany and the Netherlands. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	September 30,	December 31,
	2020	2019
United States	$184,210	$177,776
Israel	16,631	16,680
Australia	13,030	13,765
Netherlands	8,267	7,705
Other (1)	20,898	18,677
Total long-lived assets	$243,036	$234,603

(1) United Kingdom, Germany, Japan, France and Italy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2019	$86,963	$8,024	$94,987
Adjustments to goodwill:
Foreign exchange adjustment	99	—	99
Balance as of September 30, 2020	$87,062	$8,024	$95,086

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,451	$(26,391)	$4,060	5.3 years
Customer relationships	16,973	(13,722)	3,251	8.4 years
Patents	4,500	(850)	3,650	13.1 years
Other	314	(235)	79	2.2 years
Total	$52,238	$(41,198)	$11,040

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,413	$(25,187)	$5,226	5.3 years
Customer relationships	16,964	(12,958)	4,006	8.4 years
Patents	3,267	(714)	2,553	12.8 years
Other	262	(235)	27	2.7 years
Total	$50,906	$(39,094)	$11,812

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020 and 2019, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2020	$694
2021	2,563
2022	2,210
2023	929
2024	728
Thereafter	3,916
Total	$11,040

6.	Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	September 30, 2020	December 31, 2019
Computer equipment and software	$103,443	$92,493
Furniture, equipment and building improvements	—	16,487
Internal-use software development costs	78,887	52,544
	182,330	161,524
Less: accumulated depreciation	(91,249)	(85,288)
Total	$91,081	$76,236

7.	Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	September 30, 2020	December 31, 2019
Payroll and other employee related costs	$34,784	$27,920
Professional services and consulting and other vendor fees	41,425	20,382
Unrecognized tax benefits	2,058	2,053
Sales commissions	9,642	9,654
Contingent earn-out (see Notes 9 and 10)	—	557
Restructuring (see Note 13)	7,157	314
Sales tax liabilities	2,623	—
Other	2,449	1,898
Total	$100,138	$62,778

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
During the quarter ended September 30, 2020, the conditions allowing holders of the Notes to convert were met and, thus, holders of the Notes maintain the option to convert their Notes during the quarter ending December 31, 2020.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

terms of the Notes. Issuance costs attributable to the equity component were approximately $2.0 million and recorded as a reduction of additional paid in capital in stockholders’ equity.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
Principal	$230,000	$230,000
Unamortized discount	(38,068)	(45,295)
Unamortized issuance costs	(4,785)	(5,693)
Net carrying amount	$187,147	$179,012
The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of September 30, 2020
Proceeds allocated to the conversion options (debt discount)	$52,900
Issuance costs	(1,986)
Net carrying amount	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$431	$417	$1,294	$992
Amortization of issuance costs	308	287	908	663
Amortization of debt discount	2,450	2,288	7,227	5,278
Total interest expense	$3,189	$2,992	$9,429	$6,933

The remaining term over which the debt discount and debt issuance costs will be amortized is 3.4 years and 4.4 years as of September 30, 2020 and 2019, respectively. The effective interest rate on the debt was 4.97% and 6.18% for the periods September 30, 2020 and 2019, respectively. Interest expense is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.
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
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $11.2 million, which included approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out was contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During 2019, the Company recorded a $0.2 million fair value re-measurement adjustment and made payments of $0.5 million in earn-out consideration. During the nine months ended September 30, 2020, the Company recorded a $0.3 million fair value re-measurement adjustment, which was recorded in loss from operations as a decrease in general and administrative expenses. The Company settled the remaining contingent earn-out of approximately $0.3 million in stock. As of September 30, 2020, there are no additional contingent earn-out payments.
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
BotCentral, Inc.
In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for a purchase price of approximately $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $1.2 million is included in intangibles on the Company's consolidated balance sheet. With the BotCentral team's expertise and knowledge of the Conversational Cloud platform, the team is bringing valuable insight for the Company's customers and partners, and enabling the company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem. BotCentral, Inc. is included in the Company's business segment.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2020 and December 31, 2019, are summarized as follows (amounts in thousands).

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,195	$—	$—	$3,195	$2,899	$—	$—	$2,899
Total assets	$3,195	$—	$—	$3,195	$2,899	$—	$—	$2,899

Liabilities:
Contingent earn-out	$—	$—	$—	$—	$—	$—	$557	$557
Total liabilities	$—	$—	$—	$—	$—	$—	$557	$557

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
As of September 30, 2020, the fair value of the Notes, as further described in Note 8 above, was approximately $195 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2019, the contingent earn-out decreased by $1.8 million due to a decrease in re-measurement to fair value of Conversable, Inc. of $0.5 million and payments of $0.5 million in cash and $1.0 million in shares, offset in part by an increase of re-measurement to fair value of AdvantageTec Inc. of $0.2 million. During the nine months ended September 30, 2020, the contingent earn-out decreased by $0.6 million due to a decrease in re-measurement in fair value of AdvantageTec Inc. of $0.3 million and payments of $0.3 million in shares.
As a result, there was no remaining contingent earn-out balance as of September 30, 2020. See Note 9 of the Notes to condensed consolidated financial statements for a full description of the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in fair value of the level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	September 30, 2020	December 31, 2019
Balance, Beginning of period	$557	$2,372
Conversable, Inc. fair value adjustment (see Note 9)	—	(496)
AdvantageTec Inc. fair value adjustment (see Note 9)	(263)	168
Payments	(294)	(1,487)
Balance, End of period	$—	$557

11.	Commitments and Contingencies
Contractual Obligations
The Company leases facilities and certain car leases (the “leases”) under agreements accounted for as operating leases. The leases have initial lease terms ranging from 1 years to 12 years. Payments due under the lease contracts include primarily fixed payments. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Currently, there are no operating leases where we believe it is reasonably certain that the Company will exercise any option to extend the initial term.
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
In connection with the leases, the Company recognized operating lease right-of-use assets of $0.8 million and $15.7 million and an aggregate lease liability of $15.6 million and $19.5 million in its condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.
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
The Company has operating leases for its corporate offices and other service agreements. The Company's leases have remaining lease terms of 1 to 12 years, some of which include options to extend. The Company's lease expense for the three months ended September 30, 2020 and 2019, consisting entirely of operating leases, was approximately $2.5 million and $3.3 million, respectively. The Company's lease expense for the nine months ended September 30, 2020 and 2019 was approximately $9.4 million and $9.3 million, respectively. Operating lease payments, which reduced operating cash flows, amounted to $4.3 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, the Company decided to abandon the Berlin office. The cease use date was March 31, 2020. According to ASC 842, the Company elected to apply the “loss of straight-line lease cost”, amortizing the remaining right-of-use asset of approximately $0.4 million from the decision date to the cease use date. This expense is included in restructuring costs in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees will work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during the three months ended September 30, 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets (“ROU assets”) between the decision date, which was determined to be July 13, 2020 and the cease use date. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. Additionally, the Company recognized accelerated depreciation of fixed assets that were determined to no longer be of future economic benefit to the Company based on the decision to vacate the leased office space. Lease restructuring expenses of $24.1 million are included in restructuring costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020. The Company also incurred other non-recurring expenses of $2.4 million and $5.6 million in restructuring costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 associated with the transition to the employee-centric model. These expenses include termination penalties, moving expenses, storage expenses and incremental legal and consulting fees. The associated liability is presented on the condensed consolidated balance sheets within accrued expenses and other current liabilities as of September 30, 2020. Subsequent adjustments to these liabilities, including final settlement of the amounts, will be reflected in future period earnings.

The Company continues to actively assess its global lease portfolio. However, any additional derecognition of ROU assets and incurrence of various one-time expenses in connection with early termination of additional leases is not expected to be material to our financial condition or results of operations.

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2020	As of December 31, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset	$786	$15,680

Current operating lease liability	6,295	6,602
Long term operating lease liability	9,310	12,865
Total operating lease liability	$15,605	$19,467

Weighted Average Remaining Lease Term
Operating leases	3.5 years	3.5 years

Weighted Average Discount Rate
Operating leases	7%	7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum lease payments under non-cancellable operating leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year ending December 31:	As of September 30, 2020	As of December 31, 2019
2020 (remaining three months for September 30, 2020)	$1,807	$7,787
2021	6,778	6,530
2022	4,006	3,746
2023	2,148	1,925
2024	1,367	1,148
Thereafter	1,247	864
Total undiscounted lease payments	17,353	22,000
Less: present value adjustment	(1,748)	(2,533)
Total operating lease liability	$15,605	$19,467

The timing and amounts of future minimum lease payments under non-cancellable operating leases in the above table may be subject to change as a result of the restructuring (see Note 13).

Employee Benefit Plans
In 2019, the Company's 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.7 million and $0.8 million of employer matching contributions for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million for the nine months ended September 30, 2020 and 2019.

Letters of Credit
As of September 30, 2020, the Company has a $0.5 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. As a result of our transition to an employee-centric model, there were two draws against our letter of credit in the aggregate amount of $1.3 million in connection with exiting leases in Alpharetta, Georgia and Israel during the nine months ended September 30, 2020.

Non Income Tax Matters
The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest in these states and has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for the Company to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of and for the three months ended March 31, 2020. Through September 30, 2020, there has not been any significant changes in the Company’s process of finalizing its sales tax liability nor in the overall accrued amount.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and the carrying value of the goodwill and other long-lived assets. While there was not any significant impact to the operations of the Company, during the three months ended September 30, 2020, the Company moved to an employee-centric model under which employees will work remotely rather than in traditional offices due to concerns about COVID-19. As a result of this decision, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets (“ROU assets”) for 14 leases within its global lease portfolio, which is a material impact to the Company’s consolidated financial statements as of and for the nine months ended September 30, 2020. Refer to earlier paragraphs of this Note 11 for a detailed discussion of the impacts of this lease restructuring.

The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in other material impacts to the Company’s consolidated financial statements in future reporting periods.

12.	Stockholders’ Equity
Common Stock
As of September 30, 2020, there were 200,000,000 shares of common stock authorized, 69,457,299 shares issued, and 66,747,469 shares outstanding. As of December 31, 2019, there were 200,000,000 shares of common stock authorized, 66,543,073 shares issued and 63,833,243 shares outstanding. The par value for common shares is $0.001 per share.
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
Preferred Stock
As of September 30, 2020 and December 31, 2019, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for preferred shares is $0.001 per share.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The per share weighted average fair value of stock options granted was $17.73 and $13.07 during the three months ended September 30, 2020 and 2019, respectively. The per share weighted average fair value of stock options granted was $12.67 and $11.58 during the nine months ended September 30, 2020 and 2019, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.26%-0.29%	1.83%	0.26%-0.66%	1.88% - 2.57%
Expected life (in years)	5	5	5	5
Historical volatility	52.26%-52.43%	43.71%	46.50%-52.43%	43.42%
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
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Stock Incentive Plan (“2019 Stock Incentive Plan”) to replace the Amended 2009 Plan, which was set to expire under its terms on June 9, 2019. Under the 2019 Stock Incentive Plan, the number of shares underlying options and other equity awards which remain outstanding, as well as the number of shares that remained available for grant, under the Amended 2009 Plan and under the Amended 2000 Plan were incorporated, as of June 6, 2019, into the 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 4,250,000 new shares were authorized for issuance.

On June 11, 2020, the Company's Board of Directors adopted, and on June 17, 2020, the company's stockholders approved, the amendments to the LivePerson, Inc. 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 3,000,000 new shares were authorized for issuance.

The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 35,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of September 30, 2020, approximately 3.3 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through September 30, 2020).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
On April 11, 2019, the Company's Board of Directors adopted, and on June 6, 2019, the Company's stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 Employee Stock Purchase Plan”) to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of September 30, 2020, approximately 0.8 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2020).

Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company's Board of Directors amended and restated the 2018 Plan (the “Amended 2018 Plan”). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors has approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of September 30, 2020, approximately 1.2 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through September 30, 2020).

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2019	5,799	$16.57	6.79	119,064
Granted	671
Exercised	(1,147)
Cancelled or expired	(491)
Balance outstanding at September 30, 2020	4,832	$18.59	6.52	$161,335
Options vested and expected to vest	1,561	$22.29	8.27	$46,349
Options exercisable at September 30, 2020	2,612	$14.35	4.89	$98,314

The total fair value of stock options exercised during the nine months ended September 30, 2020 was approximately $6.3 million. As of September 30, 2020, there was approximately $18.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2019	3,049	$24.73	$112,848
Awarded	2,456
Vested	(1,656)
Forfeited	(623)
Non-vested and outstanding at September 30, 2020	3,226	$25.91	$167,993
Expected to vest	2,060	$25.13	$107,115

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of September 30, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $72.2 million and the weighted-average remaining vesting period was 2.9 years.
For the three months ended September 30, 2020 and 2019, the Company accrued approximately $11.3 million and $2.6 million in cash awards, respectively, and for the nine months ended September 30, 2020 and 2019, the Company accrued approximately $18.4 million and $7.4 million in cash awards, respectively, to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $15.5 million and $9.1 million for the three months ended September 30, 2020 and 2019, respectively, and $46.2 million and $25.5 million for the nine months ended September 30, 2020 and 2019, respectively.

13.	Restructuring
In response to the COVID-19 pandemic, the Company went through a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely, it was decided in July 2020 that we would significantly reduce the real estate space we lease. This decision resulted in the significant reduction of the real estate space we lease and the removal of the associated ROU assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of our leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.
On top of the lease restructuring costs, the Company went through a further restructuring related to costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.
The expenses associated with these restructuring events were approximately $26.4 million and $1.4 million during the three months ended September 30, 2020 and 2019, respectively and $29.6 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company expects to incur additional restructuring costs through December 31, 2020. The restructuring liability was approximately $7.2 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The following table presents the detail of the liability for the Company's restructuring charges for the periods presented (amounts in thousands):

	As of September 30, 2020	December 31, 2019
Balance, Beginning of the year	$314	$977
Lease restructuring costs	4,765	—
Severance and other compensation associated costs	5,574	2,043
Cash payments	(3,496)	(2,706)
Balance, End of period	$7,157	$314

The following table presents the detail of expenses for the Company's restructuring charges for the three months ended September 30, 2020 (amounts in thousands):

	September 30,
	2020	2019
Lease restructuring costs:
ROU assets write down	$13,938	$—
Abandonment of property and equipment	5,147	—
Other lease restructuring costs	4,976	—
Total Lease restructuring costs	$24,061	$—

Severance and other compensation associated costs	$2,381	$1,425
Total restructuring costs	$26,442	$1,425

The following table presents the detail of expenses for the Company's restructuring charges for the nine months ended September 30, 2020 (amounts in thousands):

	September 30,
	2020	2019
Lease restructuring costs:
ROU assets write down	$13,938	$—
Abandonment of property and equipment	5,147	—
Other lease restructuring costs	4,976	—
Total Lease restructuring costs	$24,061	$—

Severance and other associated costs	5,574	1,909
Total restructuring costs	$29,635	$1,909

14. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (‘‘[24]7’’) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company’s intellectual property and other claims asserted against [24]7 is set for March 15, 2021. Trial for [24]7’s patent infringement claims has been vacated, to be reset after the trial on LivePerson’s claims. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
In July 2020, we made a decision to exit our office leases due to the COVID-19 pandemic. We are in the process of negotiating termination agreements with each of our landlords. Landlords in certain locations have initiated proceedings with respect to lease terminations. We have fully accrued unpaid rent through date of this update and believe we have adequately reserved on our books, and that this amount should be adequate to cover our liability. We do not expect these matters to have a material adverse effect on our results of operations.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense; allowing companies to carryback certain net operating losses; and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. Under the CARES Act, the Company is able to recognize the benefit of the tax year 2018 loss by carrying back the loss to prior periods. There was no tax benefit recognized for the three months ended September 30, 2020. The total tax benefit recognized in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2020 as a result of the CARES Act is approximately $0.6 million.

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
The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, the Conversational Cloud can receive traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages.
Our robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With Conversational Cloud, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on Conversational Cloud.
LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

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
To further enhance our platform, in September 2020 we signed a partnership with Infosys, a leader in next-generation digital services and consulting. We will work with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud to sell into their channels and global enterprise customer base, and to redefine how the world's top brands communicate.
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
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year end 2019, we had brought approximately 300 customers live on messaging, and we had increased adoption within our enterprise customers to nearly 55%. In addition, nearly 60% of messaging conversations had automation attached. As of September 30, 2020, we had brought approximately 370 customers live on messaging, and we had increased adoption within our enterprise customers to 65%. In addition, 65% of messaging conversations had automation attached.
In light of the COVID-19 pandemic and recent shelter-in-place mandates, we have adapted our marketing strategy to include targeted digital experiences that emphasize the unique positioning of our messaging and AI offerings to help brands succeed in this new environment. Our marketing message has shifted from business improvement to business continuity and virtualization of the contact center.

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
In order to drive broad messaging adoption, it is imperative that Conversational Cloud integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement.
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
We believe that this strategy has influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was within our target range of 105% to 115% for 2019. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased approximately 20% in 2019 to $345,000 from approximately $285,000 in 2018. In fact, in 2019, the ARPU for Enterprise customers on messaging was more than 5 times higher than those on just chat. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. We plan to continue adding new messaging endpoints and use cases, and to drive higher adoption of existing ones within our customer base. Average annual revenue per enterprise and mid-market customer increased approximately 30% to $425,000 for the trailing-twelve-months ended September 30, 2020.
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
Bring to market best-in-class AI and machine learning technologies designed for the Conversational Space. We believe that in the last decade many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand alone implementations that lacked the measurement, reporting and human oversight of conversational platforms such as the Conversational Cloud. In December 2018, LivePerson announced its patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
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
We believe that LivePerson is uniquely positioned to deliver this transformation due to our technology and expertise:

•
The Conversational Cloud enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, the Conversational Cloud is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across natural language understanding (NLU) providers.

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
    Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. In 2019 and 2020, we made strong inroads into new verticals with key wins in the airline, foodservice and healthcare industries. We are experimenting with new conversational businesses, including some that are in regulated industries, like online banking. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.
Continue to build our international presence. We are focused on expanding our international revenue contribution, which increased to 41% of total revenue in 2019 and 2018, up from 37% in 2017. We are generating positive results from our recent investments in the Asia Pacific region, and recently opened an office in Latin America. For the nine months ended September 30, 2020, international revenue contribution was 37% of total revenue.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into approximately a dozen third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo and Twitter, multiple IVR vendors and dozens of branded apps. The Conversational Cloud integrates our proprietary messaging and Conversational AI with third-party bot offerings, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.
In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless integration capability that allows brands to more easily and rapidly customize conversations flows within Conversational Cloud through functions-as-a-service technology.
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

Key Metrics
Financial overview of the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

•	Total revenue increased 26% to $94.8 million from $75.2 million.

•	Revenue from our Business segment increased 27% to $86.9 million from $68.5 million.

•	Gross profit margin decreased to 71% from 73%.

•	Cost and expenses increased 32% to $129.9 million from $98.3 million.

•	Net loss increased to $38.7 million from $25.9 million.

•
Average annual revenue per enterprise and mid-market customer increased approximately 30% to $425,000 for the trailing-twelve-months ended September 30, 2020, as compared to $330,000 for the trailing-twelve-months ended September 30, 2019.

•
Revenue retention for enterprise and mid-market in the third quarter of 2020 exceeded our target range of 105% to 115%. Revenue retention was within that range in the third quarter of 2019. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

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

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the impact of acquisition costs;

•	adjusted EBITDA does not consider the impact of restructuring costs;

•	adjusted EBITDA does not consider the impact of other costs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Reconciliation of Adjusted EBITDA
GAAP net loss	$(38,710)		$(25,872)		$(94,338)		$(68,749)
Amortization of purchased intangibles	697		732		2,073		2,200
Stock-based compensation	15,532		9,068		46,171		25,539
Contingent earn-out adjustments	—		(328)		(263)		(328)
Restructuring costs	26,442	(1)	1,425	(1)	29,635	(3)	1,909	(3)
Depreciation and amortization	5,948		4,157		17,223		11,805
Other litigation and consulting costs	1,589	(2)	1,792	(2)	7,634	(4)	6,584	(4)
(Benefit from) Provision for income taxes	(100)		936		(87)		2,227
Interest expense	3,159		2,189		9,161		4,873
Other expense (income), net	508	(5)	(379)	(5)	2,484	(5)	(862)	(5)
Adjusted EBITDA (loss)	$15,065		$(6,280)		$19,693		$(14,802)

(1) Includes lease restructuring costs of $24.0 million and severance and other compensation related costs of $2.4 million for the three months ended September 30, 2020 and $1.4 million for the three months ended September 30, 2019.

(2) Includes litigation costs of $1.3 million and consulting costs of $0.3 million for the three months ended September 30, 2020, and litigation costs of $1.1 million and consulting costs of $0.7 million for the three months ended September 30, 2019.

(3) Includes lease restructuring costs of $24.0 million and severance and other compensation related costs of $5.6 million for the nine months ended September 30, 2020 and $1.9 million for the nine months ended September 30, 2019.

(4) Includes litigation costs of $2.3 million, reserve for sales and use tax liability of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $2.2 million for the nine months ended September 30, 2020 and litigation costs of $3.9 million and consulting costs of $2.7 million for the nine months ended September 30, 2019.

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

Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(38,810)		$(24,936)		(94,425)		$(66,522)
Amortization of purchased intangibles	697		732		2,073		2,200
Stock-based compensation	15,532		9,068		46,171		25,539
Restructuring costs	26,442	(1)	1,425	(1)	29,635	(3)	1,909	(3)
Other litigation and consulting costs	1,589	(2)	1,792	(2)	7,634	(4)	6,584	(4)
Contingent earn-out adjustments	—		(328)		(263)		(328)
Interest expense	3,159		2,189		9,161		4,873
Other expense (income), net	508	(5)	(379)	(5)	2,484	(5)	(862)	(5)
Adjusted operating income (loss)	$9,117		$(10,437)		$2,470		$(26,607)

(1) Includes lease restructuring costs of $24.0 million and severance and other compensation related costs of $2.4 million for the three months ended September 30, 2020 and $1.4 million for the three months ended September 30, 2019.

(2) Includes litigation costs of $1.3 million and consulting costs of $0.3 million for the three months ended September 30, 2020, and litigation costs of $1.1 million and consulting costs of $0.7 million for the three months ended September 30, 2019.

(3) Includes lease restructuring costs of $24.0 million and severance and other compensation related costs of $5.6 million for the nine months ended September 30, 2020 and $1.9 million for the nine months ended September 30, 2019.

(4) Includes litigation costs of $2.3 million, reserve for sales and use tax liability of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $2.2 million for the nine months ended September 30, 2020 and litigation costs of $3.9 million and consulting costs of $2.7 million for the nine months ended September 30, 2019.

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

Total revenue of $94.8 million and $75.2 million was recognized for the three months ended September 30, 2020 and 2019, respectively, and $264.5 million and $212.5 million during the nine months ended September 30, 2020 and 2019, respectively.

Under Topic 606, the Company defers all incremental commission costs (contract acquisition costs) to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at September 30, 2020 and December 31, 2019 of $41.1 million and $32.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customers expected life that the Company determines to be three to five years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to Conversational Cloud, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare arrangements in accordance with ASC-606, ‘‘Principal Agent Considerations,’’ we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. Control for the majority of our Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the Conversational Cloud platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using inputs as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

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
Our forfeiture rate assumptions, which estimate the share-based awards that will ultimately vest, requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period of change and could be materially different from share-based compensation expense recorded in prior periods. Effective January 1, 2020, the Company changed its forfeiture rate estimate which  resulted in an increase in stock compensation expense of $2.3 million as of September 30, 2020.

For the three months ended September 30, 2020 and 2019, we accrued approximately $11.3 million and $2.6 million in cash awards respectively, and for the nine months ended September 30, 2020 and 2019, the Company accrued approximately $18.4 million and $7.4 million in cash awards, respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 there was approximately $18.8 million of total unrecognized compensation cost related to nonvested share-based compensation, stock options,     arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.6 years. As of September 30, 2020, there was approximately $72.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.9 years.

Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended September 30, 2020 and in the comparable period of 2019. No single customer accounted for or exceeded 10% of our total accounts receivable as of September 30, 2020. Two customers exceeded 10% of our total accounts receivable as of December 31, 2019. During the nine months ended September 30, 2020, we increased our allowance for doubtful accounts from $3.1 million as of December 31, 2019 to approximately $5.0 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $5.0 million and $4.0 million at September 30, 2020, respectively, and $3.1 million and $1.1 million at December 31, 2019, respectively.
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
Intangible assets that have finite lives, including but not limited to, agent and customer relationships and trademarks, are amortized over the estimated useful life of the asset. For intangible assets with finite lives, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. Generally intangible assets with finite lives are only tested for impairment if there are indicators of impairment (“triggers”) identified. Triggers include, but are not limited to, a significant adverse change in the extent, manner or length of time in which the intangible asset is being used or a significant adverse change in legal factors or in the business climate that could affect the value of the other intangible asset. As of September 30, 2020 there were no trigger events.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense; allowing companies to carryback certain net operating losses; and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. Under the CARES Act, the Company is able to recognize the benefit of the tax year 2018 loss by carrying back the loss to prior periods. There was no tax benefit recognized for the three months ended September 30, 2020. The total tax benefit recognized as a result of the CARES Act for the nine months ended September 30, 2020 is approximately $0.6 million.

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

Hosted Services- Business Revenue

Revenue attributable to our monthly hosted Business services accounted for 78% and 77% of total revenue for the three months ended September 30, 2020 and 2019, respectively, and 79% and 77% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

Professional Services Revenue

Revenue attributable to professional services accounted for 13% and 14% of total revenue for the three months ended September 30, 2020 and 2019, respectively, and 13% and 15% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

Hosted Services- Consumer Revenue

Revenue from our Consumer segment accounted for approximately 8% and 9% of total revenue for the three months ended September 30, 2020 and September 30, 2019, respectively, and 8% of total revenue for each of the nine months ended September 30, 2020 and 2019.

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $1.4 million in deferred revenue balance for the quarter ended September 30, 2020 from the deferred revenue balance of $89.2 million for the year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, partially offset by $84.9 million revenues recognized that were included in the deferred revenue balance as of December 31, 2019.

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

Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Stock-based compensation expense	$15,532	$9,068	$46,171	$25,539

Results of Operations
We are organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging.

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$86,923	$68,471	27%	$242,788	$194,301	25%
Consumer	7,881	6,704	18%	21,707	18,235	19%
Total	$94,804	$75,175	26%	$264,495	$212,536	24%
Business revenue increased by 27% to $86.9 million and by 25% to $242.8 million in the three months and nine months ended September 30, 2020, respectively, from $68.5 million and $194.3 million, respectively, in the comparable periods in 2019. The increase in B2B revenue is driven mainly by increases in hosted services of $16.6 million and $44.8 million during the three months and nine months ended September 30, 2020, respectively, and an increase in professional services of $1.9 million and $3.7 million during the three months and nine months ended September 30, 2020, respectively. Included in hosted services, is an increase in revenue that is variable based on interactions and usage of approximately $9.8 million and $35.3 million during the three and nine months ended September 30, 2020, respectively.

The increase in Business revenue was driven in nearly equal parts by existing and new customers as LivePerson generated greater demand for its Conversational Commerce software and gainshare solutions. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson's AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and midmarket customer increased approximately 30% year over year to $425,000 in the trailing twelve months ended September 30, 2020, from $330,000 in the prior year period. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and midmarket customers was above our target range of 105% to 115% for the period ended September 30, 2020, which marked the 14th consecutive quarter of a greater than 100% revenue retention rate.

Consumer revenue increased by 18% and 19% to $7.9 million and $21.7 million in the three and nine months ended September 30, 2020, respectively, from $6.7 million and $18.2 million, respectively, in the comparable periods in 2019. This improvement was driven by an increasingly effective digital marketing program and stronger demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - business	$25,862	$18,950	36%	$73,291	$53,572	37%
Percentage of total revenue	27%	25%		28%	25%
Headcount (at period end):	234	230	2%	234	230	2%
Cost of revenue - Business increased by 36% to $25.9 million in the three months ended September 30, 2020, from $19.0 million in the comparable period in 2019. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $4.6 million as the Company saw a sharp increase in demand for its gainshare services, which power Conversational Commerce programs on behalf of customers. The Company also recognized an increase in salary and related employee expenses of approximately $0.8 million, and an increase in total compensation of approximately $1.5 million, the majority of which are primarily associated with supporting an expanding customer base and increased platform volumes.

Cost of revenue - Business increased by 37% to $73.3 million in the nine months ended September 30, 2020, from $53.6 million in the comparable period in 2019. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $11.2 million, an increase in salary and related employee expenses of approximately $3.0 million, an increase in share- based compensation of approximately $3.8 million and in depreciation of approximately $1.1 million.

Cost of Revenue - Consumer
Cost of revenue consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - consumer	$1,830	$1,170	56%	$4,927	$3,246	52%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	20	15	33%	20	15	33%
Cost of revenue - consumer increased by 56% to $1.8 million in the three months ended September 30, 2020 from $1.2 million in the comparable period in 2019. This variance was primarily attributable to increases in business services and outsourced subcontracted labor of approximately $0.3 million, depreciation expense and credit card processing fees of approximately $0.1 million, and salary, benefits and related employee expenses of approximately $0.2 million.
Cost of revenue - consumer increased by 52% to $4.9 million in the nine months ended September 30, 2020 from $3.2 million in the comparable period in 2019. This variance was primarily attributable to increases in business services and outsourced subcontracted labor of approximately $0.7 million, depreciation of approximately $0.3 million, salary and benefits of approximately $0.3 million, backup server facilities of $0.1 million, and credit card processing fees of approximately $0.2 million.

Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - business	$27,525	$37,512	(27)%	$93,920	$103,171	(9)%
Percentage of total revenue	29%	50%		36%	49%
Headcount (at period end):	334	463	(28)%	334	463	(28)%

Sales and marketing - business expenses decreased by 27% to $27.5 million in the three months ended September 30, 2020 from $37.5 million in the comparable period in 2019. This variance was primarily attributable to a decrease in salary, recruitment, and related employee expenses of approximately $3.8 million, a decrease in travel expense of approximately $2.1 million, a decrease in business services of approximately $1.9 million, a decrease in in marketing expense of approximately $1.4 million, and a decrease in bonus expense and benefits of approximately $1.1 million. This was partially offset by an increase in outsourced subcontracted labor of approximately $0.3 million.
Sales and marketing - business expenses decreased by 9% to $93.9 million in the nine months ended September 30, 2020 from $103.2 million in the comparable period in 2019. This variance was primarily attributable to a decrease of salary and recruitment of approximately $6.1 million, a decrease of marketing expense of approximately $4.3 million and a decrease in outsourced subcontracted of approximately $2.6 million. This was partially offset by an increase in commission expense of approximately of $4.1 million and depreciation of approximately $0.5 million.
The Company delayed its planned marketing events due to the COVID-19 pandemic during the first half of the year, and has also seen an impact in terms of the on-boarding and hiring of new employees. The Company has been able to adjust its marketing and hiring efforts in this new environment going forward.

Sales and Marketing - Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Sales and marketing - consumer	$5,250	$4,262	23%	$16,153	$10,982	47%
Percentage of total revenue	6%	6%		6%	5%
Headcount (at period end):	17	15	13%	17	15	13%
Sales and marketing - consumer expenses increased by 23% to $5.3 million in the three months ended September 30, 2020 from $4.3 million in the comparable period in 2019. This variance was primarily attributable to increases in marketing and outsourced subcontracted labor expenses of approximately $0.9 million.
Sales and marketing - consumer expenses increased by 47% to $16.2 million in the nine months ended September 30, 2020 from $11.0 million in the comparable period in 2019. This variance was primarily attributable to increases in marketing expenses of approximately $4.8 million, an increase in outsourced subcontracted labor expenses of approximately $0.2 million, an increase in software expense and credit card processing fees of approximately $0.1 million, and an increase in salary and benefits of approximately $0.1 million.

General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
General and administrative	$14,891	$13,958	7%	$47,713	$41,889	14%
Percentage of total revenue	16%	19%		18%	20%
Headcount (at period end):	141	159	(11)%	141	159	(11)%
General and administrative expenses increased by 7% to $14.9 million in the three months ended September 30, 2020 from $14.0 million in the comparable period in 2019. This variance was primarily attributable to an increase in total compensation of approximately $1.0 million and an increase in business services of approximately $0.3 million. This was partially offset by a decrease in travel and employee related expenses of approximately $0.4 million.
General and administrative expenses increased by 14% to $47.7 million in the nine months ended September 30, 2020 from $41.9 million in the comparable period in 2019. This variance was primarily attributable to an increase in salary and total compensation of approximately $3.7 million, an increase in business services of approximately $1.4 million, and an increase in software expense of approximately $0.7 million.
The General and administrative expense as a percentage of revenue has decreased primarily as a result our continued deferral of hiring, outside of core growth areas, as our internal automation initiatives have enhanced employee productivity. Additionally, the reduction in rent expense after officially transitioning to a "work from home" model in the three month period ended September 30, 2020, also contributed to the decrease.

Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Product development	$27,736	$20,577	35%	$80,417	$58,932	36%
Percentage of total revenue	29%	27%		30%	28%
Headcount (at period end):	467	446	5%	467	446	5%
Product development costs increased by 35% to $27.7 million in the three months ended September 30, 2020 from $20.6 million in the comparable period in 2019.  This variance was primarily attributable to increases in total compensation of approximately $4.1 million, outsourcing and business services of approximately $1.3 million, depreciation expense of approximately $1.3 million and hosting expense of approximately $0.4 million.
Product development costs increased by 36% to $80.4 million in the nine months ended September 30, 2020 from $58.9 million in the comparable period in 2019.  This variance was primarily attributable to increases in total compensation, salary and benefits of approximately $17.1 million, and depreciation and software expense of approximately $4.4 million.
We continue to invest in new product development efforts to expand the capability of Conversational Cloud. In accordance with ASC 350-40 - “Internal- Use Software,” as new projects are initiated that provide functionality to the Conversational Cloud platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three and nine months ended September 30, 2020, $9.3 million and $26.5 million was capitalized, respectively, compared to $7.9 million and $20.8 million, respectively, in the comparable periods in 2019.

Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas showing high growth potential.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Restructuring costs	$26,442	$1,425	1,756%	$29,635	$1,909	1,452%
Percentage of total revenue	28%	2%		11%	1%
Restructuring costs increased by to approximately $26.4 million during the three months ended September 30, 2020 from $1.4 million in the comparable period in 2019, and increased to approximately $29.6 million during the nine months ended September 30, 2020, from $1.9 million in the comparable period in 2019. This variance was primarily attributable to an increase in restructuring costs related to lease abandonment, along with severance and other compensation costs.

In response to the COVID-19 pandemic, the Company went through a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely, it was decided in July 2020 that we would significantly reduce the real estate space we lease. This decision resulted in the significant reduction of the real estate space we lease and the removal of the associated ROU assets. The majority of the restructuring costs noted above are the result of various one-time expenses in connection with the early termination of many of our leases towards an employee-centric work model.

Amortization of Purchased Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$411	$447	(8)%	$1,219	$1,346	(9)%
Percentage of total revenues	—%	1%		—%	1%
Amortization expense for purchased intangibles decreased by 8% and 9% to $0.4 million and $1.2 million in the three and nine months ended September 30, 2020 from $0.4 million and $1.3 million in the comparable period in 2019.
Additional amortization expense in the amount of $0.3 million and $0.9 million in the three and nine months ended September 30, 2020 and 2019 is included in cost of revenue.

Other Expense (Income), net
Other expense (income), net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
Interest expense	(3,159)	(2,189)	44%	(9,161)	(4,873)	88%
Other (expense) income	(508)	379	(234)%	(2,484)	862	(388)%
Other expense, net	$(3,667)	$(1,810)	103%	$(11,645)	$(4,011)	190%
Other expense increased to $3.7 million and $11.6 million in the three and nine months ended September 30, 2020, respectively, from other expense of $1.8 million and $4.0 million, respectively, in the comparable periods in 2019 due to interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the ‘‘Notes’’), partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.

(Benefit from) Provision For Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	($ in thousands)			($ in thousands)
(Benefit from) Provision for income taxes	$(100)	$936	(111)%	$(87)	$2,227	(104)%
Benefit from provision for income taxes was $0.1 million in the three and nine months ended September 30, 2020, respectively, and provision for income taxes was $0.9 million and $2.2 million in the three and nine months ended September 30, 2019, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

Net Loss
We had a net loss of $38.7 million in the three months ended September 30, 2020 compared to a net loss of $25.9 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, there were increases in revenue of approximately $19.6 million, increases in operating expenses of approximately $31.6 million, increase in other (expense) income, net of approximately $1.9 million, and decrease in provision for income taxes of approximately $1.0 million.
We had a net loss of $94.3 million in the nine months ended September 30, 2020 compared to a net loss of $68.7 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, there were increases in revenue of approximately $52.0 million, increases in operating expenses of approximately $72.2 million, increase in other (expense) income, net of approximately $7.6 million, and decrease in provision for income taxes of approximately $2.3 million.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$37,655	$(40,444)
Cash flows used in investing activities	(34,163)	(34,254)
Cash flows provided by financing activities	17,147	214,763
As of September 30, 2020, we had approximately $198.7 million in cash and cash equivalents, an increase of approximately $22.2 million from December 31, 2019. The increase is primarily attributable to cash flows provided by financing activities related to issuance of common stock in connection with exercise of options and ESPP and an increase in operating activities.
Net cash provided by operating activities was $37.7 million for the nine months ended September 30, 2020. Our net loss of $94.3 million was offset by non-cash expenses: stock-based compensation of $46.2 million; depreciation and amortization of $17.2 million; an increase in accounts receivable of $19.2 million and accrued expenses of $36.9 million Net cash used in operating activities was $40.4 million for the nine months ended September 30, 2019 and consisted primarily of net loss, a decrease in accrued expenses and accounts payable, and increases in prepaid expenses and accounts receivable. This was partially offset by increases in deferred revenue and non-cash expenses related to depreciation, stock compensation, and amortization of purchased intangibles. The primary drivers for the increase in net cash provided by (used in) operating activities of ($40.4) million for the nine months ended September 30, 2019, to $37.7 million for the nine months ended September 30, 2020, relate to changes in operating assets and liabilities, specifically large changes in accounts receivable, accrued expenses and deferred revenue, along with other non-cash items, specifically large changes in stock-based compensation and restructuring charges.
Net cash used in investing activities was $34.2 million in the nine months ended September 30, 2020 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $34.3 million in the nine months ended September 30, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.
Net cash provided by financing activities was $17.1 million in the nine months ended September 30, 2020 and consisted of proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $214.8 million in the nine months ended September 30, 2019 and consisted primarily of proceeds from issuance of the Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the Notes was approximately $221.0 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the Notes, as described in Note 8 to the Condensed Consolidated Financial Statements.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2020, we had an accumulated deficit of approximately $378.6 million.
In response to the COVID-19 pandemic, we have undertaken a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely for the past several months, we have significantly reduced the real estate space we lease. This will likely result in various one-time cash expenses in connection with early termination of some or all of our leases.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended September 30, 2020, the U.S. dollar depreciated by approximately 6% as compared to the NIS and during the nine months ended September 30, 2020, the U.S. dollar depreciated by approximately 2% as compared to the NIS. During the three and nine months ended September 30, 2020, expenses generated by our Israeli operations totaled approximately $18.0 million and $55.2 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2020, our allowance for doubtful accounts increased by $1.2 million to approximately $5.0 million. During the year ended December 31, 2019, we increased our allowance for doubtful accounts increased from $2.3 million to approximately $3.1 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against its recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information
Item 1. Legal Proceedings

The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (‘‘[24]7’’) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company’s intellectual property and other claims asserted against [24]7 is set for March 15, 2021. Trial for [24]7’s patent infringement claims has been vacated, to be reset after the trial on LivePerson’s claims. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
In July 2020, we made a decision to exit our office leases due to the COVID-19 pandemic. We are in the process of negotiating termination agreements with each of our landlords. Landlords in certain locations have initiated proceedings with respect to lease terminations. We have fully accrued unpaid rent through date of this update and believe we have adequately reserved on our books, and that this amount should be adequate to cover our liability. We do not expect these matters to have a material adverse effect on our results of operations.

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

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus (COVID-19) pandemic. The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus (COVID-19) pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions, including the potential lengthening of the sales cycle; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Clients may also slow down decision making, delay planned work, seek to terminate existing agreements and/or delay payment terms. Any of these events or other currently unforeseen consequences of the coronavirus (COVID-19) pandemic could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K, and could materially adversely affect our business, results of operations, cash flows, financial condition and/or stock price.

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

In addition, we may become subject to additional regulatory and compliance burdens as we expand our product offerings into new conversational businesses.  For example, we recently launched a new conversational banking initiative in the online banking vertical.  While we are relying on the banking license and regulatory compliance of a third party and certain of their compliance programs for this initiative, if we or our partner fail to comply with applicable laws, rules and regulations, fail to successfully manage our regulatory or compliance obligations, or fail to obtain and maintain required licenses, we could be subject to fines and/or proceedings by governmental agencies, regulatory bodies, and/or private litigation, which could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the issuer during the three months ended September 30, 2020.

Purchase of Equity Securities by the Issuer
There were no repurchases of equity securities by the issuer during the three months ended September 30, 2020.

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

LIVEPERSON, INC.
(Registrant)

Date:	November 6, 2020	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 6, 2020	By:	/s/ JOHN COLLINS
		Name:	John Collins
		Title:	Chief Financial Officer (principal financial officer)