Form 10-K
period 2020-12-31
LIVEPERSON INC
filed 2021-03-08
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,500,040,734 (computed by reference to the last reported sale price on The Nasdaq Global Select Market on that date). The registrant does not have any non-voting common stock outstanding.
On February 26, 2021, 67,784,058 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

LIVEPERSON, INC.
2020 ANNUAL REPORT ON FORM 10-K

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
ii

PART I
Item 1. Business
Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry's largest ecosystems of messaging endpoints and use cases.
    The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.
    LivePerson's robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.
For your reference:
•Conversational AI: Conversational AI allows humans and machines to interact using natural language, including speech or text.
•Conversational Space: In the Conversational Space, consumers message with brands on their own schedule, using natural language, to resolve their intents - all on their preferred messaging service. The core capabilities of the Conversational Space are voice and text-based interfaces, powered by AI and humans working together. Conversational Space is the simplest, most intuitive interface of all.
•Conversational Cloud: LivePerson's enterprise-class, AI-powered Conversational Cloud platform empowers consumers to message their favorite brands, just as they do with friends and family.
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

•the ability for each agent to manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed;
•labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%;
•improving the overall customer experience, thereby fueling customer satisfaction increases of up to 20 percentage points, and enhancing retention and loyalty;
•more convenient, personalized and content-rich conversations that increase sales conversion by up to 20%, increase average order value and reduce abandonment;
•more satisfied contact center agents, thereby reducing agent churn by up to 50%;
•maintain a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms;
•leverage spending that drives visitor traffic by increasing visitor conversions;
•refine and improve performance by understanding which initiatives deliver the highest rate of return; and
•increase lead generation by providing a single platform that engages consumers through advertisements and listings on branded and third-party websites.

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
To further enhance our platform, in September 2020 we signed a partnership with Infosys, a leader in next-generation digital services and consulting. We will work with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud to sell into their channels and global enterprise customer base, and to redefine how the world’s top brands communicate.

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
    LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City. In light of the COVID-19 pandemic and the company’s strong performance working remotely, LivePerson has adopted an “employee-centric” workforce model that does not rely on traditional offices.

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
LivePerson is already capitalizing on this Conversational Space transformation. We cite the following considerations:
•Consumer preference has already shifted away from calling to messaging in our personal lives. Gartner, a technology research firm, estimates that the proportion of voice-based communication will drop from 41% in 2017 to 12% in 2022. In contrast, WhatsApp and Facebook users combined send more than 65 billion messages a day, and, according to Portio Research, people worldwide were estimated to send an estimated 23 billion text messages a day in 2015. According to Gartner, by the end of 2020, more than 500 million consumers have used voice-enabled conversational AI to purchase on digital commerce platforms, growing from 160 million in 2017. The International Smartphone Mobility Report by mobile data tracking firm Infomate found that Americans spend about 26 minutes a day texting, as compared to six minutes a day on voice calls. A survey by transportation booking app, Hailo, found that making phone calls has dropped to the sixth most popular use of a mobile device, behind sending messages, receiving messages, checking email, surfing the Web, and using the alarm clock. The adoption of messaging has not been constrained to younger generations. According to Experian Marketing Services, adults 55 and older send and receive an average of nearly 500 text messages a month.
•Calling a 1-800 number typically leads to a poor customer experience. Roughly 50% of calls to 1-800 numbers go unresolved, according to IBM, and a 2014 Harris Interactive survey found that “81% of all consumers agree that it is frustrating to be tied to a phone or computer to wait for customer service help.” Research by enterprise analytics firm Mattersight, reinforces this view, with 74% of consumers feeling that call centers are getting worse or at best staying the same. The risk of poor customer service is material, according to Harris Interactive, which found that 89% of consumers will leave and go to a competitor due to bad customer experiences.
•Conversational experiences, which harness the power of human agents, bots and AI over messaging have been demonstrated to provide a superior alternative to voice calls. LivePerson customers typically see contact center agent efficiency increase by at least two times for messaging on our platform versus voice, while fueling higher customer satisfaction and increased sales conversions. According to a RingCentral survey, “at least 78% of consumers who text wish they could have a text conversation with a business.” An Amdocs global consumer survey had a similar finding, with 76% of consumers stating they would rather use a mobile app than call the contact center. According to Forrester Research's Customer Experience Survey, 73% of US online adults say that valuing their time is the most important thing a company can do to provide them with good service.
•We believe the combination of strong alignment to consumer communication preferences, high returns on investment and a growing list of proven referenceable customers have positioned the Conversational Space at an inflection point. Approximately 66% of our enterprise customers have adopted messaging by the end of 2020, up from nearly 55% at the end of 2019 and approximately 40% at the end of 2018. In addition, nearly 70% of messaging conversations had automation attached at the end of 2020, up from nearly 60% at the end of 2019 and up from approximately 25% at the end of 2017. In the first year of its launch, our Conversation Bot Builder was deployed by nearly 300 brands. The Conversational Space is growing very rapidly; according to Gartner, by 2022, 70% of customer interactions will involve emerging technologies such as machine learning applications, chatbots and mobile messaging, up from 15% in 2018.

    In addition to market share opportunities in the legacy 1-800 number call center, we believe that consumer traffic and digital spending will increasingly shift away from websites and mobile apps to conversational engagements. We think that websites and e-commerce have not lived up to the expectations of businesses and that consumers are likewise frustrated with the navigational experience and the challenges of getting questions answered on websites. In fact, after more than 20 years and a global pandemic, e-commerce still only accounts for approximately 18% of total retail sales and, in the United States, Amazon.com accounts for approximately 40% of this share.
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

Another emerging market opportunity for LivePerson is the leveraging of brick and mortar operations as an extension of the contact center. Retailers, telecommunications companies, and financial services companies, among others, all operate brick and mortar storefronts, where thousands of employees often sit idle during off peak hours. The Conversational Cloud enables our customers to set up campaigns where these employees can connect through messaging to customers in their community, with check-ins, follow ups, and special offers, reinforcing relationships at the local level. For example, a telecommunications company targeted consumers that were local to its storefronts with a trade-in offer. Additionally, our platform can arm employees in the field with the ability to rapidly obtain answers to questions as they engage with customers in the stores. For example, a consumer may have a specific question about a new appliance in a home improvement store, and the employee can engage through our platform with a specialist bot or human agent to obtain detailed information on that appliance. The COVID-19 pandemic has only accelerated adoption of these experiences. While in-store traffic on Black Friday fell by 52% in 2020 compared with 2019, according to Sensormatic Solutions, peak conversation volume on the Conversational Cloud during the 2020 Black Friday to Cyber Monday period grew 200% year over year.

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
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year (events in 2020 were held virtually in light of the COVID-19 pandemic) that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the center point of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year-end 2020, we had brought approximately 400 customers live on messaging and increased adoption within our enterprise customers to 66%. In addition, nearly 70% of messaging conversations had automation attached. We will continue to focus on building awareness for the Conversational Space and driving adoption of messaging and AI across our customer base.

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

In order to drive broad messaging adoption, it is imperative that the Conversational Cloud integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or phone plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement. In 2020, we added Instagram and Google’s Business Messages, allowing brands to bring customer-initiated conversations into the Conversational Cloud directly from Instagram, Google Search, and Google Maps.
Each channel and use case added opens the door to hundreds of millions of new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. For example, in 2019, leading airlines launched on WhatsApp and Apple Business Chat with the ability to make secure payments; a baseball stadium launched an automated conversational concierge providing answers to a wide range of questions from restroom locations to player stats; and a multinational telecommunications company used proactive two-way messaging for outbound campaigns. In 2020, one of the largest telcos in Australia fully virtualized their contact centers, a leading U.S. quick-serve restaurant launched on Facebook Messenger to help customers order meals, one of the biggest banks in the world launched an Apple Business Chat channel to provide a secure way to perform day-to-day banking, and one of the world’s largest jewelry retailers used the Conversational Cloud and QR codes to sell millions of dollars of product.
LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.
We believe LivePerson is leading the structural shift to Conversational AI. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson's AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which exceeded the high end of our target range of 105% to 115% for 2020. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased approximately 35% in 2020 to $465,000 from approximately $345,000 in 2019.
Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry's best talent. In 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, LivePerson hired more than 280 of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, who are working exclusively on applying AI to the Conversational Space. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas.
Bring to market best-in-class AI and machine learning technologies designed for the Conversational Space. We believe that in the last decade many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand-alone implementations that lacked the measurement, reporting and human oversight of conversational platforms such as the Conversational Cloud. In December 2018, LivePerson announced its patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
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

Some of the key innovations behind LivePerson’s Conversational AI include:
•a holistic approach to scaling AI by combining consumer facing bots, agent facing bots, intelligent routing and real-time intent understanding, with an analytics dashboard that helps users focus on the intents that are impacting their business and prioritize which intents to automate next;
•bot building software that is based on dialogue instead of workflow or code, so non-technical employees like contact center agents can design automations;
•leveraging data moat from hundreds of millions of conversations to feed the machine learning that rapidly and accurately detects consumer sentiment and intents in real-time. Customers of LivePerson can use intent understanding for advanced routing, next-best actions, and to fully contain conversations with automation;
•the establishing of contact center agents as bot managers, ensuring that every conversation is safeguarded by a human and that agents are continuously training the AI to be smarter and drive more successful outcomes;
•powerful Assist technology that multiplies the efficiency of agents by analyzing intents in real time and then suggesting next best actions, predefined content, and bots that can take over transactional work;
•pre-built templates for target verticals that provide out of the box support for the top intents and back-end integrations;
•the ability to bootstrap conversations with existing transcripts, reducing design effort and speeding time to market;
•third-party AI natural language understanding (NLU) integration, so customers aren't boxed into one vendor; and
•AI analytics and reporting tailored to the Conversational Space, providing brands with immediate, actionable insights about their businesses and contact center operations.

Our strategy is to continue to enhance the Conversational AI engine and related products, by leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
Sustain our leadership position by aligning brands to a vision that transforms how they communicate with consumers and delivers a superior return on investment. We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for transforming conversational experiences, disrupting how agents operate and how brands engage with consumers. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Space, and traffic will steadily shift away from lower returning voice calls, websites, emails and apps to higher returning messaging endpoints.
We believe that LivePerson is uniquely positioned to deliver this transformation due to our technology and expertise:
•The Conversational Cloud, LivePerson's enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, the Conversational Cloud is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.
•The Company has a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.
•The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising, and brick and mortar.
•LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in the Conversational Space. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and often times inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

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

    Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. In 2019, we made strong inroads into new verticals with key wins in the airline, food service and healthcare industries. In 2020, we strengthened our presence in key markets including travel/hospitality and retail, and opened new verticals like healthcare and government. We are experimenting with new conversational businesses, including some that are in regulated industries, like online banking. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.
Continue to build our international presence. We are focused on building our international presence and expanding our international revenue contribution, which accounted for 38% and 41% of total revenue in 2020 and 2019, respectively. We are generating positive results from our recent investments in the Asia Pacific, Europe and Latin America regions.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo, Google Search, Google Maps, Instagram and Twitter, multiple IVR vendors and dozens of branded apps. The Conversational Cloud integrates our proprietary messaging and Conversational AI with third-party bot offerings, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.
In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless Function as a Service (FaaS) integration which enables brands to develop custom behaviors within LivePerson's conversational platform to easily and rapidly tailor conversation flows to their specific needs.
Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. In 2019, we announced strategic partnerships with TTEC, a leading BPO focused on customer experience, and DMI, a digital transformation company, to redefine the customer experience with digital engagement, messaging, and AI-driven automation. In 2020, Infosys joined LivePerson's network with a first-of-its-kind 360 degree partnership focusing not only on capturing the global rising demand for conversational commerce and building a personalized experience for customers, but also driving the transformation for internal corporate messaging and the employee experience through Conversational AI. LivePerson increased the number of partners focused on SMBs to more than 300 at year-end 2020 and 2019, from over 150 at year-end 2018, and approximately 40 at the end of 2017. Approximately one quarter of all opportunities were influenced by partners in 2020 and we are focused on driving that contribution toward 50% longer term.
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

Products and Services
Business solutions offerings
LivePerson’s hosted platforms harness human, AI and bot-powered messaging on mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Our business-to-business services are all managed from a single user interface. By supplying a complete, unified consumer view, our solutions enable businesses to deliver a relevant, timely, personalized, and seamless consumer experience for heads of digital and customer care, as well as e-commerce, marketing, and contact center executives. In addition to product offerings, LivePerson provides professional services and value-added business consulting to support complete deployment and optimization of our enterprise solutions. Revenue attributable to our monthly hosted Business services accounted for 79% of total revenue for the year ended December 31, 2020, 77% of total revenue for the year ended December 31, 2019 and 79% of total revenue for the year ended December 31, 2018. Our strategy is to increase the percentage of our total revenue attributable to Business services by leveraging the partner network for a portion of professional services work and the adoption of our self-service tools.
The Conversational Cloud. The Conversational Cloud, LivePerson’s enterprise-class, cloud-based platform, enables businesses and consumers to connect through conversational interfaces, such as in-app and mobile messaging, while leveraging bots and AI to increase efficiency. The platform, which is targeted at heads of digital and customer care, as well as e-commerce, marketing, and contact center executives, combines sophisticated mobile and online engagement technology with robust business intelligence and big data to produce compelling, measurable results by intelligently engaging consumers based on a real-time understanding of consumer needs. Rich, contextually aware targeting, actionable insights and personalized experiences, empower businesses to get the most out of their existing online, mobile and social platforms. Potential benefits of the Conversational Cloud include increased agent efficiency, decreased customer care costs, improved customer experiences, higher conversion rates and increased customer lifetime value.
    The Conversational Cloud was designed for conversational experiences, enabling businesses to securely deploy messaging, coupled with bots and AI, at scale for brands with tens of millions of customers and many thousands of customer care agents. The platform powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. The platform seamlessly integrates LivePerson’s Conversational AI engine as well as third-party bots, enabling brands to manage both AI-based agents and human agents from a single console.
Our robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. With the Conversational Cloud, agents can manage all conversations with consumers through a single console interface, regardless of which disparate messaging endpoints the consumers originate from; i.e., WhatsApp, Line, Apple Business Chat, IVR, social, email, Amazon Alexa, or WeChat. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.
The Conversational Cloud enables the combination of real time on-site data and off-site behavioral data, with a broad set of historical and operational data. Proprietary analytics utilize this data to target end users with compelling engagement options at any step in the conversion funnel and throughout the customer lifecycle. The platform enables customers to maximize online revenue opportunities, improve conversion rates and reduce shopping cart abandonment by proactively engaging the right visitor, using the right channel, at the right time. Our solution identifies segments of website visitors who demonstrate the highest propensity to convert, and engages them in real-time with relevant content and offers, helping to generate incremental sales. The platform also reduces costs in the contact center relative to voice, by identifying consumers who may be struggling with their self-serve experience, and proactively connecting them to a live consumer care specialist via messaging, who can manage several conversations at once. This comprehensive solution blends a proven value-based methodology with an active rules-based engagement engine and deep domain expertise to increase first contact resolution, improve consumer satisfaction, and reduce attrition rates.
    LivePerson’s Conversational AI. LivePerson’s Conversational AI, announced in December 2018, operates as the brains behind new LivePerson AI-based products, and was developed using our conversational data set of millions of brand-to-consumer interactions. LivePerson’s Conversational AI was custom designed for the Conversational Space, putting the power of bot development, training and management into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Through the Conversational Cloud, agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating the Conversational Cloud with our proprietary AI, as well as third-party bots, the platform provides businesses with a comprehensive view of all AI-based and human-based conversations from a single console. Some of the first products developed on LivePerson’s Conversational AI engine include:
•Conversation Builder, which non-technical staff such as contact center agents use to design high-quality automated conversations. The conversations are not built from scratch. Conversation Builder creates the initial versions by mining a brand's existing conversation transcripts. Prebuilt industry templates are also available, providing the dialogue and integrations necessary for common use cases such as billing.
•Conversation Manager, a console that suggests automated responses and next best actions to contact center agents, who edit and select from them. Edits and selections dynamically improve the responses and next best actions. When the content reaches a brand-set accuracy threshold, it can be offered to consumers without human intervention. Conversation Manager also includes sentiment monitoring to alert contact center agents to conversations that require their attention. Designed for use in large contact centers, Conversation Manager sends these requests to agents who have the capacity and appropriate skills to respond. A major retail brand that adopted this approach in its sales operation increased agent productivity up to 220% within 12 weeks of launch.
•Conversation Analytics, dashboards and reporting which take the true voice of the customer - their direct discussions with a brand, spoken in their natural language - and turn it into actionable sales and service intelligence. A major wireless provider using early versions of Conversation Analytics reported the product identifies the root cause of service issues faster than monitoring software, enabling the provider to accelerate the fix and reduce inbound customer inquiries. A leading hospitality firm used Conversation Analytics to identify and add new, top-selling items to its menu selection.
•Intent Manager, a real-time intent recognition and classification engine that analyzes consumer intentions at every turn of the conversation. Intent Manager is powered by LivePerson’s proprietary natural language understanding capabilities and machine learning algorithms, which are grounded in 20+ years of conversational data and more than one billion messaging transcripts across a variety of industries. Intent Manager is currently being used by top brands to gain real-time insights and take action to improve customer service, marketing, and sales automation
•Performance Optimizer, a measurement tool to help brands to measure and manage the health of their conversational operations in a single self-service dashboard. Performance Optimizer measures critical metrics for conversational experiences and uses AI to automatically assess performance, provide actionable insights, and deliver executive reporting.

Professional Services

The mission of our Professional Services team is to help customers optimize the performance of our products in order to drive incremental value through their mobile and online sales and/or service channel(s). This talented group utilizes their deep domain expertise and years of hands-on experience to provide customers with detailed analyses and measurements of their LivePerson deployment that drive strategies and decisions on how to optimize mobile and online messaging, real-time chat, and bot and AI integration. Deliverables of the team include scorecards that measure and chart performance trends, analyses and recommendations for conversational design, web design and process improvement, transcript reviews to discover both voice of the consumer insight and agent improvement opportunities, custom training of call center agents and management, and ongoing management of messaging programs to ensure alignment with current business practices and objectives. The team’s value-added methodology and approach to guiding customers towards messaging channels and human/bot agent optimization is an important component of the LivePerson offering, and gives our customers a competitive advantage in the digital world. Revenue attributable to professional services accounted for 13%, 14% and 13% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Consumer offering
Our consumer services offering is an online marketplace that connects independent service providers (Experts) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (Users). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics. Revenue from our Consumer segment accounted for approximately 8% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

Customers
More than 18,000 customers have deployed our business solutions, including Fortune 500 companies, dedicated Internet businesses, a broad range of online merchants, as well as numerous SMBs, automotive dealers, universities, libraries, government agencies and not-for-profit organizations. Our solutions benefit organizations of all sizes conducting business or communicating with consumers through mobile and online messaging and chat. We plan to continue to focus on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology, healthcare and automotive, within the United States and Canada, Latin America, Europe and the Asia-Pacific region.
    No single customer accounted for or exceeded 10% of our total revenue in 2020, 2019 or 2018.

 Sales and Marketing
 Sales. We sell our business products and services by leveraging a common methodology through both direct and indirect sales channels.
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

    Within the business solutions segment we have aligned our field organization to address the different sales strategies of our target markets:

    Enterprise and large mid-market. We target large mid-market and enterprise businesses with a combination of direct sales and customer success teams, and partners. Across the globe, we are targeting a select group of brands, many of them already customers, that hold the power to transform customer care. These enterprises have thousands of agents in their contact centers and collectively connect with billions of consumers each year. We leverage thought leadership and related events to showcase our strength in messaging and AI, and highlight existing reference customers who share their successes on our platform and how they achieved positive ROIs. Increasingly, we are working with large third-party system integrators, technology providers and business process outsourcers to supplement our direct sales effort.
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
     Customer Support. Our Professional Services group provides deployment support and ongoing business consulting to enterprise and mid-market customers and maintains involvement throughout the engagement lifecycle. All LivePerson customers have access to 24/7 help desk services through messaging, chat, and technical support ticketing.
 Marketing. Our marketing efforts in support of our business operations are organized around the needs, trends and characteristics of our existing and prospective customer base. Our deep relationship with existing customers fosters continuous feedback and critical data analysis, thereby allowing us to develop and refine marketing programs that drive adoption across multiple customer segments. We have a global team, spread across key geographies that is focused on marketing our brand, products and services to executives responsible for the digital channel, the consumer experience, marketing, sales, IT, and consumer service operations of their organization.
Our main focus is on the consumer/retail, telecommunications, financial services, travel/hospitality, technology, healthcare and automotive industries. Our integrated marketing strategy is focused on driving demand, building customer and consumer advocacy, driving adoption of our platform, and supporting key areas of business, especially large enterprise, but also including mid-sized and small business, partners and international entities. We aim to achieve this by delivering high-touch, small group events for senior executives, to educate them on messaging and the transformational ways that digital communication can help their business. We also market our software via high-level thought leadership campaigns, industry event participation, personalized lead generation campaigns to reach potential and existing customers using mediums such as paid and organic search, direct email and mail, industry- and category-specific trade shows and events, and telemarketing.
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
We believe that our differentiated approach to the Conversational Space, combined with our unique technology and expertise, has established the Company as a market leader, with an ability to deliver superior returns on investment:
•The Conversational Cloud, LivePerson's enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, the Conversational Cloud is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.
•The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.
•The Company has a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.

•LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in the Conversational Space,. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and often times inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

    We believe this focus on technological innovation, expertise and enterprise-class capabilities is positioning LivePerson as a leader in the Conversational Space. For example, we estimate that LivePerson held an approximate 33% share of Apple Business Chat deployments in 2018, and that the Company at least maintained that position in 2019 and 2020.
We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:
•technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions such as, eGain, Genesys, Nuance, Oracle, Salesforce.com and Twilio;
•service providers that offer basic messaging products or services with limited functionality free of charge or at significantly reduced entry level prices;
•social media, social listening, messaging, artificial intelligence, bots, e-commerce, and/or data and data analytics companies, such as Facebook, Google, and WeChat, which may leverage their existing or future capabilities and consumer relationships to offer competing business-to-business solutions; and
•customers that develop and manage their messaging solutions in-house.

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
Technology
Four key technological features distinguish the LivePerson services:
•We support our customers through a secure, scalable server infrastructure. In North America, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the Mid-Atlantic United States, and are supported by a top-tier backup server facility located in the Western United States. In Europe, our primary servers are hosted in a fully-secured, top-tier, third-party server center located in the United Kingdom and are supported by a top-tier backup server facility located in The Netherlands. In the Asia Pacific region, our primary and backup servers are hosted in fully-secured, top-tier, third-party server centers located in Australia. Nearly all of our larger customers outside of the United States are hosted within our UK- and Australia-based facilities. By managing our servers directly, we maintain greater flexibility and control over the production environment allowing us to be responsive to customer needs and to continue to provide a superior level of service. Utilizing advanced network infrastructure and protocols, our network, hardware and software are designed to accommodate our customers’ demand for secure, high-quality 24/7 service, including during peak times such as the holiday shopping season.
•As a hosted service, we are able to add additional capacity and new features quickly and efficiently. This has enabled us to provide these benefits simultaneously to our entire customer base. In addition, it allows us to maintain a relatively short development and implementation cycle.
• As a SaaS provider, we focus on the development of tightly integrated software design and network architecture. We dedicate significant resources to designing our software and network architecture based on the fundamental principles of security, reliability and scalability.
•LivePerson’s powerful Conversational AI is powered by over 20 years of proprietary, verbatim conversation data that the company has accumulated helping thousands of clients, including the world’s largest brands, message with consumers at scale. The strength of the company’s Conversational AI can also be attributed to the company’s laser focus on brand-consumer conversations. Unlike other AIs, which are applied to wide-

ranging and unrelated use cases, LivePerson’s AI has been built specifically to power conversations between brands and consumers, giving it the edge in understanding consumer intents and the resolutions that best satisfy them.

    Software Design. Our software design is based on client-server architecture. Since we are a SaaS provider, Conversational Cloud customers and visitors to our customers’ websites require only a standard Web browser and do not need to download software from LivePerson in order to interact with our customers’ operators or to use the LivePerson services. We also provide APIs that enable our customers and third-parties to integrate the Conversational Cloud with custom designed applications.
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

Human Capital Management
As a leading provider of conversational solutions, we are at the forefront of a consumer-led shift to Conversational AI, and our Conversational Cloud is setting the industry standard for this future. As a result of these efforts, LivePerson was named to Fast Company’s annual list of the World’s Ten Most Innovative Artificial Intelligence Companies of 2020. Our employees understand that they are critical to our mission of making life easier for people and brands everywhere through trusted Conversational AI. We will continue to invest in the diversity, inclusiveness, health and happiness of our employees in order to foster creativity, productivity and growth.

As of December 31, 2020, we had 1,201 full-time employees worldwide, located in more than 12 countries. Of these, 603 were located in the Americas, 502 in Europe, Middle East and Africa and 96 in Asia-Pacific. Although we have statutory employee representation obligations in certain countries, our U.S. employees are not covered by collective bargaining arrangements. We believe we have good relations with our employees. For 2020, our key human capital management efforts focused on the following:

Talent Acquisition and Development

We place a high priority on attracting, recruiting, developing and retaining diverse global talent. As a company, we are focused on benefits and programs that support our employees across the entire employee lifecycle, from recruitment and onboarding, to well-being, learning and development. Our recruiting processes are designed to ensure that we bring on employees who are aligned to our values and culture, and we follow a comprehensive process in order to solicit multiple perspectives and eliminate bias. In 2020, we scaled and expanded an internal program to train employees to become objective “hiring experts” and to reduce unconscious bias in the hiring process. We also launched a new virtual onboarding and orientation program for new hires globally, which includes a multi-day immersion into our principles and team building exercises.

In 2020, we also launched a “LivePerson AI Native” program, a four week seminar style cohort program to ensure LivePerson employees understand the foundation of AI and how AI is transforming industries and society. The program also features monthly external AI speakers and a monthly podcast series showcasing internal product leaders and AI specialists. Approximately 25% of employees earned LivePerson AI Native certificates during 2020, and we plan to expand the program during 2021 due to continuing employee demand.

Diversity, Equity and Inclusion

Diversity, equity and inclusion (“DEI”) is core to our global strategy. We believe that diverse and inclusive teams foster innovation, creativity and productivity. We have invested resources in this area for some time, and will continue to enhance and improve our efforts. For example, we required all employees hired for recruiting roles in 2020 to have demonstrated previous DEI recruiting experience. We also began working with two diversity recruiting platforms, intentionally diversified our interview panels, and recalibrated our job description templates to focus more heavily on inclusivity.

We are committed to fostering a diverse and inclusive workplace that celebrates different perspectives, cultures and experiences. We regularly measure the representation of women and minority groups in the company, including in leadership and technical positions, and will continue our ongoing efforts to increase hiring of employees from these groups. We are committed to equal pay for equal work. As part of that commitment, we run a pay equity analysis when we conduct our annual compensation assessments and when we grant equity.

During 2020, we launched an employee-led diversity council empowered to drive global programs focused on DEI as well as to support independent employee resource groups and help ensure the diversity of teams and projects within our company. We have launched several employee-led DEI programs under this umbrella in 2020, including a Women in Technology (WiT) program, a peer mentoring program that we plan to scale in 2021, and multiple thought leadership programs and seminars devoted to DEI topics.

Employee Wellness and COVID-19 Response

We remain focused on programs that promote the total wellness of our employees, including resources and services to support physical, mental and financial wellness. We offer industry-leading benefits packages based on the diverse needs of our employees and their families, including comprehensive healthcare, accident insurance, a 401(k) plan, an employee stock purchase program, and time off programs. We work hard to ensure that our employees are aware of and take advantage of these opportunities, and we review our programs annually to ensure they remain competitive.

This was particularly important during the COVID-19 pandemic, where we proactively prioritized the safety and health of our employees. Before local health experts suggested shelter in place initiatives, we began to limit business travel and encourage all employees to work remotely. We went on to adopt a company policy for all employees to work from home and closed virtually all of our offices (including our corporate headquarters). Since transitioning to a remote work environment, we established multiple employee-led committees to design future of work programs and launched two surveys to gather employee feedback. Based on survey results from over 75% of our global workforce, we identified key themes and opportunities for enhancement, and we have already implemented several employee recommendations.

We also provided opportunities for virtual peer connection, virtual learning, and enhanced emotional well being benefits and programs, along with flexible work arrangements to ensure our employees have the resources they need to care for themselves and their families. We will continue to offer time away, wellness and caregiving leave and financial support and reimbursement for work from home equipment to foster a healthy and happy workforce and community with support for productive remote workspaces.

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

Item 1A. Risk Factors
The following are certain of the important risk factors that could cause, or contribute to causing, our actual operating results to differ materially from those indicated, expected or suggested by forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. The risks described below are not the only ones we face. Additional risks not presently known to us, or that we currently deem to be immaterial, could also materially and adversely affect our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities.

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities, and make an investment in our securities speculative or risky. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Operating our Business
•Our business depends significantly on our ability to retain our key personnel, attract new personnel, and manage attrition.
•Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.
•The success of our business depends on retention of existing customers and their purchase of additional services, and attracting new customers and new consumer users of our consumer services.
•Our expansion into new products, services and technologies could subject us to additional risks.
•Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have a material adverse impact on our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities.
•If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could be adversely impacted.
•Capital needs necessary to execute our business strategy could increase substantially and we may not be able to secure additional financing to execute this strategy.
•Our sales cycles can be lengthy, and the timing of sales can be difficult to predict, which may cause our operating results to vary significantly.
•Delays in our implementation cycles could have an adverse effect on our results of operations.

Risks Related to our Financial Condition and Operating Results
•Our quarterly revenue and operating results may fluctuate significantly, which may cause a substantial decline in the trading price of our securities.
•In the past we have experienced losses, we had an accumulated deficit of $391.9 million as of December 31, 2020 and we may incur losses in the future.
•The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.
•Because we recognize revenue from subscriptions for our service over the term of the subscription, declines in business may not be immediately reflected in our operating results.

Risks Related to Industry Dynamics and Competition
•If we are unable to develop and maintain successful relationships with social media and other third-party consumer messaging platforms and endpoints, our business, results of operations and financial condition could be adversely affected.
•If we are unable to effectively operate on mobile devices, our business could be adversely affected.
•The markets in which we participate are highly competitive, and we may lose customers and revenue if we are not able to innovate or effectively compete.
•Downturns in the global economic environment or in particular industries in which our sales are concentrated may adversely affect our business and results of operations.

Risks Related to Security Vulnerabilities and Service Reliability
•Failures or security breaches in our services or systems, those of our third party service providers, or in the websites of our customers, including those resulting from cyber-attacks, security vulnerabilities, defects or errors, could harm our business.
•We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.
•We provide service level commitments to certain customers. If we do not meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and harm our reputation.
•We are dependent on technology systems and third-party content that are beyond our control.

•Failure to license necessary third party software for use in our products and services, or failure to successfully integrate third party software, could cause delays or reductions in our sales, or errors or failures of our service.

Risks Related to Regulatory and Data Privacy Issues
•Our business is subject to a variety of U.S. and international laws and regulations regarding privacy and data protection, and increased public scrutiny of privacy and security issues could result in increased government regulation, industry standards and other legal obligations that could adversely affect our business.
•We may be subject to governmental export controls and economic sanctions regulations that could impair our ability to compete in international markets due to licensing requirements and could subject us to liability if we are not in compliance with applicable laws.
•Industry-specific regulation is evolving and unfavorable industry-specific laws, regulations or interpretive positions could harm our business.
•Future regulation of the Internet or mobile devices may slow our growth, resulting in decreased demand for our services and increased costs of doing business.

Risks Related to our Intellectual Property
•Our products and services may infringe upon intellectual property rights of third parties and any infringement could require us to incur substantial costs and may distract our management.
•Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.
•Issues in the use of AI in our product offerings may result in reputational harm or liability.

Risks Related to our International Operations and Tax Issues
•Our results of operations may be adversely impacted due to our exposure to foreign currency exchange rate fluctuations.
•We may be unsuccessful in expanding our operations internationally and/or into direct-to-consumer services due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks, which could adversely affect our results of operations.
•Our operations may expose us to greater than anticipated income, non-income and transactional tax liabilities, which could harm our financial condition and results of operations.
•Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•Political, economic and military conditions in Israel could negatively impact our Israeli operations.

Risks Related to our Outstanding Convertible Notes
•Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
•We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
•Provisions in the indentures for the Notes may deter or prevent a business combination that may be favorable to you.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
•The capped call transactions may affect the value of the Notes and our common stock.

Risks Related to our Common Stock
•Our stock price has been, and may continue to be, highly volatile, which could reduce the value of your investment and subject us to litigation.
•Our common stock is traded on more than one market and this may result in price variations.
•If our officers, directors and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their own best interest and not necessarily those of our other stockholders.
•Future sales of substantial amounts of our common stock may negatively affect our stock price.
•Provisions in our charter documents and Delaware law could discourage, delay or prevent a takeover that stockholders may consider favorable.

Risks Related to Operating our Business

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

In the technology industry, there is substantial competition for key personnel, including skilled engineers, sales executives and operations personnel. We may not be able to successfully recruit, integrate and retain qualified personnel in the future, which could impact our ability to innovate and deliver new or updated products to our customers, which could harm our business. Among other things, our decision to close virtually all of our offices following the onset of the COVID-19 pandemic may make it harder for us to recruit and retain our personnel. If our retention and recruitment efforts are ineffective, employee turnover could increase and our ability to provide services to our customers would be materially and adversely affected. Furthermore, the requirement to expense stock options may discourage us from granting the size or type of stock option awards that job candidates may require in order to join our company.

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

We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our internal infrastructure, data center capacity, research, customer support and development, and real estate spending will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our services, to expand into new geographic areas, and to scale with our overall growth. We may also need to make additional investments with third party outsourcing providers, such our announced plans to work with Infosys to move our technology infrastructure to the public cloud. The additional investments we are making will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term, and there is no guarantee that they will be successful or meet our customers’ needs.

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

The success of our business depends on retention of existing customers and their purchase of additional services, and attracting new customers and new consumer users of our consumer services.

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

We depend on monthly fees and interaction-based fees from our services for substantially all of our revenue. As part of our strategy, we are increasingly offering customers subscriptions with interaction-based fees. While this interaction-based fee model has demonstrated success in our business to date, it could potentially produce greater variability in our revenue as revenue in this model is impacted by the number of interactions that our customers generate through use of our products. Because of the historically small amount of services sold in initial orders, we depend significantly on the growth of our customer base and sales to new customers and sales of additional services to our existing customers. The success of our consumer offerings similarly depends on our ability to attract and retain new customers. Our revenue could decline unless we are able to obtain additional customers or alternate revenue sources.

Our expansion into new products, services and technologies could subject us to additional risks.

We may have limited or no experience in new market segments that we enter or new services that we decide to offer, and customers may not choose to buy or use our service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have a material adverse impact on our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities.

Our results of operations could in the future be materially adversely impacted by the coronavirus (COVID-19) pandemic. We closely monitor developments related to the COVID-19 pandemic to assess its impact on our business. While still evolving, the global spread of the COVID-19 pandemic has created significant economic disruption, and financial volatility and uncertainty both in the U.S. and around the world. Though vaccines believed to be highly effective at preventing symptomatic COVID-19 have been produced and are currently in the process of being distributed, it is not possible to estimate how long it will take to halt the spread of the virus or the longer term-effects that the COVID-19 pandemic could have on our business. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, cash flows or prospects will depend on future developments, which are highly uncertain and that we may not be able to accurately predict, including the duration and severity of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the rate of vaccine adoption, the efficacy of vaccines in the broader population, and how widespread such vaccine adoption is; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions, including the potential lengthening of the sales cycle; our ability to sell and provide our services and solutions, including through in-person global customer summits, which have proven successful for us in the past, travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. Clients may also slow down decision making, delay planned work, seek to terminate existing agreements and/or delay payment terms.

While we have implemented risk management and contingency plans and taken preventive measures and other precautions, the ultimate impact of the COVID-19 pandemic on our business is uncertain. In 2020, due to health concerns related to the global novel coronavirus (COVID-19) pandemic, we vacated our physical offices around the world, and began transitioning to a work-from-anywhere model. While we have been able to operate effectively from remote locations, the long-term impact of such work arrangements remains unknown. For example, such remote work arrangements may increase the risk of cyber incidents or data breaches. Furthermore, we have incurred, and will in the future incur, expenses associated with the early termination of various leases at our office locations around the world.

We also outsource certain critical business activities to third parties and plan to continue to increase these activities, such as through our announced outsourcing partnership with Infosys. As a result, we rely upon the successful implementation and execution of the business continuity and repopulation planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity and repopulation strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.

Any of these events or other currently unforeseen consequences of the coronavirus pandemic, or of other pandemics, epidemics or similar widespread public health concerns, could cause or contribute to the risks and uncertainties enumerated in this Annual Report on Form 10-K, and could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and/or the price of our outstanding securities.

If we do not successfully integrate past or potential future acquisitions, we may not realize the expected business or financial benefits and our business could be adversely impacted.

As part of our business strategy, we have made and will continue to make acquisitions to add complementary businesses, products, technologies, revenue and intellectual property rights. We have made a number of acquisitions in the past, including three in 2018. In October 2018, we acquired AdvantageTec, Inc., a leading provider of texting solutions for service departments of automotive dealerships that helps enable the conversational experience across the entire dealership, including variable and fixed operations. In September 2018, we acquired the employees and technology assets of Conversable, Inc. a SaaS based Artificial Intelligence powered conversational platform. In January 2018, we acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup which has created a number of bot solutions for major brands in banking, insurance, and travel, running on LivePerson’s conversational platform.

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

Our services typically appear under the LivePerson brand or as a LivePerson-branded icon on our customers’ websites. The customer service operators and Experts who respond to the inquiries of our customers’ users are employees or agents of our customers or independent consultants rather than employees of LivePerson. As a result, we are not able to control the actions of these operators or Experts and the impression that such operator or Expert leaves the user with whom they interact. A user may not know that the operator or Expert is not a LivePerson employee. If a user were to have a negative experience in a LivePerson-powered real-time dialogue, it is possible that this experience could be attributed to us, which could diminish our brand and harm our business. Additionally, we believe the success of our business services is aided by the prominent placement of the chat icon on a customer’s website, over which we also have no control.

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

Risks Related to our Financial Condition and Operating Results

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
• economic conditions specific to the web, mobile technology, electronic commerce and cloud computing;
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

In the past we have experienced losses, we had an accumulated deficit of $391.9 million as of December 31, 2020 and we may incur losses in the future.

We have in the past incurred, and we may in the future incur, losses and experience negative cash flow, either or both of which may be significant. We recorded net losses from inception through the year ended December 31, 2003. We recorded net income for the years ended December 31, 2004 through 2007 and 2009 through 2012, while we recorded net losses for the years ended December 31, 2008, and 2013 through 2020. We recorded a net loss of $107.6 million for the year ended

December 31, 2020. As of December 31, 2020, our accumulated deficit was approximately $391.9 million. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect the market price of our securities.

The non-payment or late payment of amounts due to us from a significant number of customers may negatively impact our financial condition or make it difficult to forecast our revenues accurately.

During 2020, we increased our allowance for doubtful accounts from $3.1 million to approximately $5.3 million. During 2019, we increased our allowance for doubtful accounts from $2.3 million to approximately $3.1 million. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected. As a result of increasingly long payment cycles, we have faced increased difficulty in predicting our operating results for any given period, and have experienced significant unanticipated fluctuations in our revenues from period to period. Any failure to achieve anticipated revenues in a period could cause the market price of our securities to decline.

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

As of December 31, 2020, we had $654.2 million in cash and cash equivalents. We regularly invest excess funds from our cash and cash equivalents in short-term money market funds. We currently hold no mortgaged-backed or auction rate securities. However, some of our investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by any ongoing uncertainty in the United States and global credit markets. In the future, these market risks associated with our investment portfolio may harm the results of our operations, liquidity and financial condition. Although we believe we have chosen a more cautious portfolio designed to preserve our existing cash position, it may not adequately protect the value of our investments. Furthermore, this more cautious portfolio is unlikely to provide us with any significant interest income in the near term.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicated that the carrying value may not be recoverable. We review our goodwill for impairment at least annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Based on our annual review for 2020, we determined that it is not more likely than not that the fair value of the reporting units is less than their carrying amount. However, future assessments may yield a different result, and from time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.

Risks Related to Industry Dynamics and Competition

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

We have current and potential competition from providers of messaging and digital engagement solutions that enable companies to engage and connect with their consumer customers, as well as technology providers that offer customer relationship management and contact center solutions. We have current and potential competitors in many different industries, including:
• technology or service providers offering or powering competing digital engagement, contact center, communications or customer relationship management solutions, such as eGain, Genesys, Nuance, Oracle, Salesforce.com, and Twilio;
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

Risks Related to Security Vulnerabilities and Service Reliability

Failures or security breaches in our services or systems, those of our third party service providers, or in the websites of our customers, including those resulting from cyber-attacks, security vulnerabilities, defects or errors, could harm our business.

Our products and services involve the storage and transmission of proprietary information and personal data related to our customers and their users, as well as experts and consumers, and theft and security breaches expose us to a risk of loss of such information and data, improper use and disclosure thereof, litigation, regulatory investigation, and potential liability. We experience cyber-attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee or other error, intentional malfeasance and other third party acts, and system errors or vulnerabilities, including vulnerabilities of our third party service providers, or customers, or otherwise. Additionally, in response to the COVID-19 pandemic, a majority of our office employees are working remotely. We currently expect this to continue for the foreseeable future, which may potentially further increase the risk of cyber incidents or data breaches. Any such breach or unauthorized access, or attempts by outside parties to fraudulently induce employees, users, vendors or customers to disclose sensitive information in order to gain access to our data or data of our customers, users, experts or consumers, including, but not limited to, individual personal information and financial credit or debit card data that is protected by law or contract, could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business.

While we continue to expand our focus on this issue and are taking measures to safeguard our products and services from cybersecurity threats and vulnerabilities in desktop computers, mobile phones, smartphones and handheld devices, cyber-attacks and other security incidents continue to evolve in sophistication and frequency. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, are constantly evolving in sophisticated ways to avoid detection and often are not recognized until launched against a target, it may be difficult or impossible for us to anticipate or identify these techniques or to implement adequate preventative measures. And while technological advancements enable more data and processes, such as mobile computing and mobile payments, they also increase the risk that cyber-attacks and other security incidents will occur. We engage third parties to review and assist in safeguarding our products and services from such threats. Those parties may identify vulnerabilities, some of which may not be immediately remedied. A significant cyber-attack, or a security incident of any magnitude that is profiled in the media, involving our, our third party service providers’ or our customers’ systems, could result in material harm to our brand and reputation, our ability to deliver our services or retain customers, and expose us to lawsuits, regulatory investigations, and significant damages, fines or penalties.

In addition, our customers may authorize third party access to their customer data located in our cloud environment. Because we do not control the transmissions to customer-authorized third parties, or the processing of such data by customer authorized third parties, we cannot ensure the integrity or security of such transmissions or processing. Because our services are responsible for critical communication between our customers and consumers, any security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their websites. Such adverse impact could include a decrease in demand for our services, damage to our reputation and to our customer relationships, legal exposure, and other financial liability or harm to our business.

We may be liable if third parties access or misappropriate confidential or personal data from our systems or services.

The dialogue transcripts of the text-based chats, email interactions and other interactions between our customers and their users may include information, such as personal contact and demographic information. Although we employ and continually test and update our security measures to protect this information from unauthorized access, it is still possible that our security measures could be breached and such a breach could result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated in circumventing security measures and avoiding detection, we may be unable to anticipate all techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If third parties were able to penetrate our network security or otherwise misappropriate personal data relating to our customers’ users or the text of customer service inquiries, our competitive position may be harmed and we could be subject to liability. In the event of a security incident, we could be required to comply with a myriad of breach notification laws at the state, federal and international level, which may cause business disruption and extensive notification costs, and could lead to penalties, government investigations and lawsuits for compliance failures. We may as a result of a security incident be deemed out of compliance with United States federal and state laws, international laws, or contractual commitments, and we may be subject to government investigations, lawsuits, fines, criminal penalties, statutory damages, and other costs to respond to breach or security incidents, which could have a material adverse effect on our business, results of operations and financial condition. We may incur significant costs to protect against the threat of security breaches or to mitigate the harm and alleviate problems caused by such breaches. While we currently maintain insurance coverage that may cover certain cyber security risks, such insurance coverage is subject to certain exclusions and exceptions and may be insufficient to cover all losses.

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

As is common for many cloud service providers, we offer service level commitments in certain of our customer contracts, primarily related to uptime of our service. If we are unable to meet the stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer contracts, whether due to downtime caused by us or our third-party service providers, which has occurred on several occasions in the past and could occur in the future, we may be contractually obligated to provide these customers with service credits and/or pay financial penalties, which could significantly impact our revenue. In addition, even if our contracts provide otherwise, these customers may attempt to terminate or reduce their contracts, which has occurred from time to time, and/or pursue other legal remedies. Recurring or extended service outages could also cause damage to our reputation and result in substantial customer dissatisfaction or loss, which could adversely affect our current and future revenue and operating results.

We are dependent on technology systems and third-party content that are beyond our control.

The success of our services depends in part on our customers’ online services as well as the Internet and mobile connectivity of consumers, both of which are outside of our control. As a result, it may be difficult to identify the source of problems if they occur. In the past, we have experienced problems related to connectivity, which has resulted in slower than normal response times to user messaging requests and interruptions in service. Our services rely both on the Internet and on our connectivity vendors for data transmission. Therefore, even when connectivity problems are not caused by our services, our customers or their consumers may attribute the problem to us. This could diminish our brand and harm our business, divert the attention of our technical personnel from our product development efforts or cause significant customer relations problems.

In addition, we rely in part on third party service providers and other third parties for various services, including, but not limited to, Internet connectivity, network infrastructure hosting, security and maintenance, and software and hardware from a variety of vendors. These providers may experience problems that result in slower than normal response times and/or interruptions in service. If we are unable to continue utilizing the third party services that support our web hosting and infrastructure or if our services experience interruptions or delays due to existing third party service providers or transition to new third party service providers, our reputation and business could be harmed, and we may be exposed to legal and reputational risk, and significant remediation costs.

We also rely on the security of our third party service providers to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our or our third party service providers’ data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, an unintentional disclosure of customer information or loss of information. Additionally, despite our security procedures or those of our third party service providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, obtain, modify or delete our or our customers’ data. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of business collaboration and communications solutions and could subject us to significant penalties and negative publicity, as well as government investigations and claims for damages or injunctive relief under state, federal and foreign laws or contractual agreements.

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

To the extent that the Internet continues to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, we cannot assure you that the infrastructure for the Internet will be able to support the demands placed upon it. The Internet has experienced outages and delays as a result of damage to portions of its infrastructure. Outages or delays could adversely affect online sites, email and the level of traffic on the Internet. The Internet is also subject to continued and ongoing cyber-attacks and related conduct, which affect all online businesses. We also depend on Internet service providers that provide our customers and Internet users with access to the LivePerson services. In the past, users have experienced difficulties due to system failures unrelated to our service. In addition, the Internet could lose its viability due to delays in the adoption of new standards and protocols required to handle increased levels of Internet activity. Insufficient availability of telecommunications services to support the Internet also could result in slower response times and negatively impact use of the Internet generally, and our customers’ sites (including their use of the Conversational Cloud) in particular. If the infrastructure of the Internet does not effectively support the growth of the Internet, we may not maintain profitability and our business, results of operations and financial condition will suffer.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, other acts of nature, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, cyber-attacks or failures, pandemics or other public health crises, or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our headquarters are located in New York City and we have a significant employee presence located in Israel, each of which regions has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins, cyber-attacks, such as coordinated denial-of-service attacks or ransomware, or other failures, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have implemented security measures and disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption, or unavailability or loss of data, as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased expenses, and/or have an adverse effect on our reputation and the reputation of our products and services, any of which would adversely affect our operating results and financial condition.

Risks Related to Regulatory and Data Privacy Issues

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

Laws and practices regarding handling and use of personal and other information by companies have come under increased public scrutiny, and governmental entities, consumer agencies and consumer advocacy groups have called for, and in many instances, enacted increased regulation and changes in industry practices. For example, the European Union (“E.U.”) General Data Protection Regulation (“GDPR”), which became effective in May 2018, replacing the E.U. Data Protection Directive, imposes significantly greater compliance burdens on companies that control or process personal data of users primarily located in the E.U. and, for noncompliance, provides for considerable fines up to the higher of 20 million Euros or 4% of global annual revenue. European regulators have issued numerous fines pursuant to the GDPR. One material change is that data processors (as that term is defined by applicable E.U. data protection law) have direct obligations, including implementing technical and organizational measures, and are subject to enhanced notification rules. The GDPR also imposes certain technological requirements that may, from time to time, require us to make changes to our services to enable LivePerson and/or our customers to meet legal requirements and may impact how data protection is addressed in our customer and vendor agreements. Ensuring compliance with the GDPR is an ongoing commitment that involves substantial costs, and it is possible that despite our efforts, governmental authorities or third parties will assert that our services or business practices fail to comply. We also must require vendors that process personal data to take on additional privacy and security obligations, and some may refuse, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our vendors, are, or are perceived to be, insufficient, we could be subject to enforcement actions or investigations by Data Protection Authorities (including in the EU) or lawsuits by private parties, and our business could be negatively impacted.

The E.U. has also released a proposed Regulation on Privacy and Electronic Communications (e-Privacy Regulation) to replace the E.U.’s Privacy and Electronic Communications Directive (e-Privacy Directive) to, among other things, better align with the GDPR, to amend the current e-Privacy Directive’s rules on the use of cookies and other tracking technologies, and to harmonize across current E.U. member state e-privacy data protection laws. Compliance with changes in laws and regulations related to privacy may require significant cost, limit the use and adoption of our services, and require material changes in our business practices that result in reduced revenue. Noncompliance could result in material fines and penalties, litigation, regulatory investigation and/or governmental orders requiring us to change our data practices, which could damage our reputation and harm our business.

Additionally, as web and mobile commerce continues to evolve, regulation by federal, state and foreign governments or agencies in the areas of data privacy and data security is likely to increase. For instance, recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the

European Economic Area (the “EEA”) to the United States and certain other third countries. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (the “E.U.-U.S. Privacy Shield”) under which personal information could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of E.U.-specified standard contractual clauses as an adequate personal information transfer mechanism, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. Similarly, on September 8, 2020, the Swiss Data Protection Authority announced in a position statement that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purpose of transferring personal data from Switzerland to the United States.

We rely on a mixture of mechanisms to govern the transfer of personal data from our E.U. business to the U.S. and are continuing to evaluate what additional mechanisms may be required to establish adequate safeguards for the cross-border transfer of personal data. In November 2020, the European Commission released a draft set of new standard contractual clauses. It is unclear when the new contractual standards may be approved and what additional changes will be made, however we will ultimately need to be prepared to adopt and comply with them in order to legitimize data transfers between E.U. and the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could incur increased costs, lower revenue, reduced efficiency, and greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

Moreover, if we are otherwise unable to transfer personal data or information between and among countries and regions in which we operate, it could affect how we provide our services and could adversely impact our financial results.

On January 31, 2020, the United Kingdom (“U.K.”) withdrew its membership from the European Union (“E.U.”), which is commonly referred to as “Brexit.” In the U.K., Brexit has created uncertainty with regard to the regulation of data protection. In particular, while the Data Protection Act of 2018, which implements and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of personal data from the EEA to the United Kingdom will remain lawful under the GDPR after Brexit. In December 2020, the Brexit Trade and Cooperation Agreement (“TCA”) established a four- to six-month grace period during which transfers of personal data from the E.U. to the U.K. can continue without additional safeguards, provided that the U.K. maintains its pre-TCA data protection laws. On February 19, 2021, the European Commission released a draft adequacy decision for review by the European Data Protection Board. If adopted, that decision would permit the continued flow of personal data between the U.K. and the E.U. However, it is unclear how data transfers to and from the U.K. will be regulated after the grace period expires and whether or not the U.K. will receive a final adequacy decision from the European Commission permitting cross-border data transfer from the E.U. to the U.K. In addition, we cannot fully predict how the Data Protection Act and other U.K. data protection laws or regulations may develop in the medium to longer term.

In addition to the changing regulatory landscape in the E.U. and the U.K., in June 2018, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect in January of 2020. The CCPA gives California residents new data privacy rights, allows consumers to opt out of certain data sharing with third parties, and provides a new private cause of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by voters in California in a ballot proposition in the November 3, 2020 election. The CPRA will significantly modify the CCPA, and will impose additional data protection obligations on companies doing business in California, potentially resulting in further complexity and requiring us to incur additional costs and expenses in an effort to comply. We also may be subject to additional compliance obligations as other states consider and adopt similar legislation.

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

Further, various federal, state and foreign government bodies and agencies are highly focused on consumer protection initiatives, particularly in light of the increase in new technologies and services that incorporate or use bots, artificial intelligence and/or machine learning. For example, the California B.O.T. Act came into effect in July 2019 and requires that companies using bots on platforms with more than 10 million unique monthly visitors from the U.S. use clear and conspicuous disclosure to inform consumers that they are not speaking to a human. Similar bills entitled the “Bot Disclosure and Accountability Act of 2019” were introduced to the U.S. House and Senate in July 2019. Regulation in this area could impact how businesses use our products and services to interact with consumers and how we provide our services to our customers. AI tools can also present unique technological and legal challenges, such as the possibility of insufficient data sets, or data sets that contain biased information, which can negatively impact the decisions, predictions or analyses that AI applications produce. Deficiencies such as these could cause us reputational harm and subject us to legal liability, including claims of product liability, breach of warranty or negligence.

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

We monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. Due to shifting economic and political conditions, tax policies or rates in various jurisdictions may be subject to significant change. A range of other proposed or existing laws and new interpretations of existing laws could have an impact on our business. For example:

Government agencies and regulators have reviewed, are reviewing and will continue to review, the personal data handling practices of companies doing business online, including privacy and security policies and practices. This review may result in new laws or the promulgation of new regulations or guidelines that may apply to our products and services. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from Internet browsers, the ability to delete information of minors, and new data breach notification requirements. The CCPA, California’s new consumer privacy legislation, came into effect in January 2020. Outside the E.U. and the United States, a number of countries have adopted or are considering privacy laws and regulations that may result in significant greater compliance burdens. Existing and proposed laws and regulations regarding cybersecurity and monitoring of online behavioral data, such as proposed “Do Not Track” regulations, regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices, new and existing tools that allow consumers to block online advertising and other content, and other proposed online privacy legislation could potentially apply to some of our current or planned products and services. Existing and proposed laws and regulations related to email and other categories of electronic spam could impact the delivery of commercial email and other electronic communications by us or on behalf of customers using our services.

The Federal Trade Commission (“FTC”) in particular has aggressively investigated and brought enforcement actions against companies that fail to comply with their privacy or data security commitments to consumers, or fail to comply with regulations or statutes such as the Children's Online Privacy Protection Act. Any investigation or review of our practices may require us to make changes to our products and policies, which could harm our business. Currently there are many proposals by lawmakers and industry groups in this area, both in the United States and overseas, which address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Further, regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Given that this is an evolving and unsettled area of regulation, the imposition of any new significant restrictions or technological requirements could have a negative impact on our business.

Various governmental bodies and many customers and businesses are increasingly focused on environmental, social and governance issues, which has in the past resulted, and may in the future continue to result, in the adoption of new laws and regulations and changing buying practices. If we fail to keep pace with these developments, our reputation and results of operations could be adversely impacted.

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

Certain of our products and services may be subject to export control and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products and the provision of our services must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular deployment may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our products or services, or changes in applicable export or economic sanctions regulations may create delays in the introduction and deployment of our products and services in international markets, or, in some cases, prevent the export of our products or provision of our services to certain countries or end users. Any change in export or economic sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export our products or provide our services to existing or prospective customers with international operations. Any decreased use of our products and services or limitation on our ability to export our products and provide our services could adversely affect our business, results of operations and financial condition. Further, we incorporate encryption technology into certain of our products. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our products into those countries. Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and provision of our services, including with respect to new releases of our products and services, may create delays in the introduction of our products and services in international markets, prevent our customers with international operations from deploying our products and using our services throughout their globally-distributed systems or, in some cases, prevent the export of our products or provision of our services to some countries altogether.

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

In addition, we may become subject to additional regulatory and compliance burdens as we expand our product offerings into new conversational businesses. For example, we recently launched a new conversational banking initiative. While we are relying on the banking license of a third party and certain of their compliance programs for this initiative, if we or our partner fail to comply with applicable laws, rules and regulations, fail to successfully manage our regulatory or compliance obligations, or fail to obtain and maintain required licenses, we could be subject to fines and/or proceedings by governmental agencies, regulatory bodies, and/or private litigation, which could materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to our Intellectual Property

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

Further, to the extent that the invention described in any United States patent was made public prior to the filing of the patent application, we may not be able to obtain patent protection in certain countries. We also rely upon copyright, trade secret, trademark and other common law in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology, processes and other intellectual property. Any steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes or other intellectual property. Third parties may register marks that are confusingly similar to the trademarks or services marks that we have used in the United States and our failure to monitor foreign registrations or mark usage may impact out rights in certain trademarks or services marks. Policing unauthorized use of our services and intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business, where our services are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where enforcement of laws protecting proprietary rights is not common or effective. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business, results of operations and financial condition could be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from operating our business and may result in our loss of significant rights.

Issues in the use of AI in our product offerings may result in reputational harm or liability.

We have built, and will continue to build, AI into many of our product offerings and we expect this element of our business to grow. We envision a future in which AI operating in our devices, applications and the cloud helps our customers be more productive in their business activities and interactions with consumers. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience a material adverse effect on our business, results of operations and cash flows.

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

The Digital Millennium Copyright Act, or DMCA, is intended, among other things, to reduce the liability of online service providers for transmitting or storing materials that infringe copyrights of others or referring, listing or linking to third party web properties that include materials that infringe copyrights of others. Additionally, Section 230 of the Communications Decency Act, or CDA, is intended to provide statutory protections to online service providers who host or distribute third party content. A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. There are various Congressional efforts to restrict the scope of the protections from liability for service providers in certain circumstances. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we cannot guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

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

Risks Related to our International Operations and Tax Issues

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

Since we conduct business in currencies other than the U.S. dollar but report our financial results in U.S. dollars, fluctuations in currency exchange rates could adversely affect our results of operations. For example, during the year ended

December 31, 2020, we experienced a foreign currency exchange impact of approximately 0.6% percent, or approximately $2.2 million if held in constant currency, to our revenue. Fluctuations in the value of the U.S. dollar relative to other foreign currencies could materially affect our revenue, cost of revenue and operating expenses, and result in foreign currency transaction gains and losses. In January 2015, we began hedging a portion of our foreign currency exchange rate exposure; however, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may nonetheless adversely affect our net income (loss). As of December 31, 2019, we are no longer party to any foreign currency hedging transactions. We may seek to enter into additional hedging transactions in the future or to use financial instruments, such as derivative financial instruments, to mitigate risk, but we may be unable to enter into them successfully, on acceptable terms or at all. Additionally, these programs rely on our ability to forecast accurately and could expose us to additional risks that could adversely affect our financial condition and results of operations. We cannot predict whether or not we will incur foreign exchange losses in the future. To the extent the international component of our revenues grows, our results of operations will become more sensitive to foreign exchange rate fluctuations.

Economic conditions and regulatory changes caused by the United Kingdom’s exit from the European Union could negatively impact our business.

On January 31, 2020, the United Kingdom (“U.K.”) withdrew its membership from the European Union (“E.U.”), which is commonly referred to as “Brexit.” Pursuant to the withdrawal arrangements entered into between the U.K. and the E.U. in connection with Brexit, the U.K. was no longer a part of the E.U. at the end of the transition period on December 31, 2020. While the U.K. has for the most part chosen to retain existing E.U. law and on December 24, 2020 the U.K. and E.U. agreed to a trade and cooperation agreement which took provisional effect from January 1, 2020, the longer term economic, legal, political and social implications for the U.K. and the E.U. remain unclear and may lead to ongoing political, regulatory and economic uncertainty and periods of exacerbated volatility in both the U.K. and in wider European markets for some time. Such uncertainty may have a material adverse effect on our ability to operate in the U.K. and the E.U.

Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business and global economic uncertainty. The continuing uncertainty may cause our customers to closely monitor their costs and reduce their spending budgets. This could negatively impact our business, including affecting our relationships with our existing and future customers, suppliers and employees.

Further volatility in exchange rates resulting from Brexit is expected to continue in the short term as a result of Brexit. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The longer term economic, legal, political and social implications of Brexit could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions. They may also impact how we deliver our products and services to customers in the U.K. and in the E.U., which may cause us to lose customers, suppliers and/or employees and could result in increased operating expenses. In addition, Brexit could lead to further legal uncertainty and potentially divergent laws and regulations, as well as other adverse effects that we are unable to anticipate. Any of these effects of Brexit, among others, could negatively impact our business, results of operations, financial condition, cash flows and prospects.

We may be unsuccessful in expanding our operations internationally and/or into direct-to-consumer services due to additional regulatory requirements, tax liabilities, currency exchange rate fluctuations and other risks, which could adversely affect our results of operations.

In addition to our operations in the United States, we have operations in Australia, Bulgaria, Canada, France, Germany, Israel, Italy, Japan, Latin America, Netherlands, Singapore, Spain and the United Kingdom. We have also continued to invest in global messaging initiatives and in acquisitions. Our ability to continue to expand into international markets and in the online consumer market involves various risks, including the possibility that returns on such investments will not be achieved in the near future, or ever, and the difficulty of competing in markets with which we are unfamiliar.

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

There is heightened scrutiny by fiscal authorities in many jurisdictions on the potential taxation of e-commerce businesses. The Organization for Economic Co-operation and Development (OECD) has issued guidelines, referred to as the Base Erosion and Profit Shifting project (BEPS), to its member-nations aimed at encouraging broad-based legislative initiatives intended to prevent perceived base erosion transactions and income shifting in a tax-advantaged manner. Further, for the past several years, the OECD has had a specific focus on the taxation implications of e-commerce business, generally referred by the OECD as the “digital economy.” In the fourth quarter of 2019, the OECD released details on its proposed approach which would, among other changes, create a new right to tax certain “digital economy” income not necessarily based on traditional nexus concepts nor on the “arm’s length principle.” At this point, there is a lack of consensus among the key members, particularly the United States, with the latest OECD proposal. The United States has expressed that it would generally support a solution along the lines proposed by the OECD only if the solution was in the form of a “safe-harbor” rather than a mandatory requirement. A failure to reach full consensus on an executable plan within the tight timeframe under which the OECD is operating could result in individual jurisdictions legislating digital tax provisions in an uncoordinated and unilateral manner, and further result in greater or even double taxation that companies may not have sufficient means to remedy. For example, a number of jurisdictions, including the U.K., France and Italy, have already adopted or have formally proposed legislation to effect the taxation of certain e-commerce business based on differing criteria and metrics. Efforts to alleviate this increased tax burden will increase the cost of structuring and compliance as well as the cost of doing business internationally. Any changes to the taxation of our international activities may increase our worldwide effective tax rate and adversely impact our financial position and results of operations.

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

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) of approximately $310.7 million which are available to offset future federal taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Under Section 382 of the Code, our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code, or as a result of a corresponding provision of state law. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Federal NOLs generated in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 tax years (and carried back up to two tax years) following their incurrence. Federal NOLs generated in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but generally may only offset up to 80% of federal taxable income earned in a taxable year. As of December 31, 2020, approximately $41.2 million of our approximately $310.7 million of federal NOLs were generated in taxable years ending on or before December 31, 2017. If our ability to utilize federal NOLs were limited by Section 382 of the Code, it could result in NOLs generated on or before December 31, 2017, expiring unused. Our ability to utilize our NOLs is conditioned upon our maintaining profitability in the future and generating U.S. federal taxable income. Since we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining NOLs, our NOLs generated on or prior to December 31, 2017 could expire unused.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Code including, but not limited to, allowing companies to carryback certain NOLs and increasing the amount of NOL carryforwards that corporations can use to offset taxable income in the 2018 through 2020 taxable years. As a result of the CARES Act, we amended returns for net operating loss carrybacks available from 2013 to 2018 and for foreign tax, and research and development credit carrybacks from 2012 to 2013, resulting in refund claims of approximately $580,000.

Political, economic and military conditions in Israel could negatively impact our Israeli operations.

A substantial portion of our product development staff, help desk and online sales support operations are located in Israel. As of December 31, 2020, we had 325 full-time employees in Israel. Although substantially all of our sales to date have been made to customers outside Israel, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, Hamas (an Islamist militia and political group that controls the Gaza Strip), Hezbollah (an Islamist militia and political group based in Lebanon) and other armed groups. Furthermore, Iran has threatened to attack Israel and may be developing nuclear weapons.

In addition, the State of Israel and Israeli companies have been subject to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our results of operations, financial condition or the expansion of our business. A campaign of boycotts, divestment, and sanctions has been undertaken against Israel, which could also adversely affect our business. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition and results of operations.

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

Risks Related to our Outstanding Convertible Notes

Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

In March 2019, we issued $230.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024 in a private placement (the “2024 Notes”). The interest rate on the 2024 Notes is fixed at 0.75% per annum and is payable semi-annually in arrears on March 1 and September 1 of each year. In December 2020, we issued $517.5 million in aggregate principal amount of 0% Convertible Senior Notes due 2026 in a private placement (the “2026 Notes,” and together with the 2024 Notes, the “Notes”). The 2026 Notes do not bear any regular interest payments.

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

Provisions in the indentures for the Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date of the Notes, the holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior the maturity date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indentures for the Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indentures governing the Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

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

The option counterparties or their respective affiliates are expected to modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock, the Notes or other of our securities or instruments (if any), in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any earlier conversion or any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a holder’s ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such Notes.

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

We are subject to counterparty risk with respect to the capped call transactions.

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
• consequences of unexpected geopolitical events, natural disasters, acts of war or climate change;
• pandemics, epidemics or similar widespread public health concerns; and
• general economic, political and market conditions, such as recessions, political unrest or terrorist attacks, or in the specific locations where we operate, such as the United States, Israel and the United Kingdom.

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

As of December 31, 2020, our executive officers, directors and holders of 5% or more of our outstanding common stock and their affiliates in the aggregate beneficially owned approximately 44.2% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. Our executive officers, directors and principal stockholders could also delay or prevent a change in control. The interests of this group of stockholders may not always coincide with LivePerson’s interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.

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

From 2012 through 2018, we had a stock repurchase program in place, pursuant to which we were authorized to repurchase shares of our common stock, in the open market or privately negotiated transactions, at times and prices considered appropriate by the Board of Directors depending upon prevailing market conditions and other corporate considerations. The timing and actual number of shares repurchased depended on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. The program was discontinued at the end of 2018. We may or may not enter into a new stock repurchase program in the future.

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

Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
LivePerson is headquartered in New York City, and we maintain a globally distributed, remote workforce. In 2020, due to health concerns related to the global novel coronavirus disease ("COVID-19") pandemic, the Company vacated its physical offices around the world, and began transitioning to an "employee-centric" workforce model, leveraging its expertise in AI and asynchronous communication to support operations, culture and productivity in this new environment.
As of December 31, 2020, we have data centers in the United States, Europe and Australia pursuant to various lease agreements. We believe that our current facilities properties are in good condition and are adequate to meet our current needs. If required, we believe that we will be able to obtain suitable additional space on commercially reasonable terms.

Item 3. Legal Proceedings
    We previously filed an intellectual property suit against [24]7 Customer, Inc. ("[24]/7") in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 is set for May 24, 2021. Trial for [24]7's patent infringement claims has been vacated, to be reset after the trial on our claims. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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
Holders
As of February 26, 2021, there were approximately 120 holders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
There were no repurchases of the Company's equity securities during the year ended December 31, 2020.

Stock Performance Graph
The graph depicted below compares the annual percentage changes in LivePerson’s cumulative total stockholder return with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Information Technology Index.

1,000
800
600
400
200
0
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
LivePerson, Inc.
S&P Smallcap 600
S&P Information Technology

(1)The graph covers the period from December 31, 2015 to December 31, 2020.
(2)The graph assumes that $100 was invested at the market close on December 31, 2015 in LivePerson’s Common Stock, in the Standard & Poor’s SmallCap 600 Index and in the Standard & Poor’s Information Technology Index, and that all dividends were reinvested. No cash dividends have been declared on LivePerson’s Common Stock.
(3)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
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

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 2018, 2017 and 2016 and the related statements of operations for the years ended December 31, 2017 and 2016 have been derived from our audited financial statements which are not included herein. Due to our acquisitions of AdvantageTec, Conversable, and Bot Central in 2018, we believe that comparisons of our operating results with each other, or with those of prior periods, may not be meaningful. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands, Except Share and per Share Data)
Consolidated Statement of Operations Data:
Revenue	$366,620	$291,609	$249,838	$218,876	$222,779
Costs and expenses:
Cost of revenue	106,268	78,878	62,479	58,205	63,161
Sales and marketing	149,773	156,814	103,344	90,905	89,529
General and administrative	60,557	56,967	45,873	43,124	43,046
Product development	108,414	82,145	55,707	40,034	40,198
Restructuring costs	29,420	2,043	4,468	2,594	2,369
Amortization of purchased intangibles	1,639	1,794	1,670	1,840	3,885
Total costs and expenses	456,071	378,641	273,541	236,702	242,188
Loss from operations	(89,451)	(87,032)	(23,703)	(17,826)	(19,409)
Other (expense) income, net
Interest (expense) income	(14,334)	(7,407)	22	26	5
Other (expense) income, net	(1,343)	1,213	(493)	110	(535)
Other (expense) income	(15,677)	(6,194)	(471)	136	(530)
Loss before provision for income taxes	(105,128)	(93,226)	(24,174)	(17,690)	(19,939)
Provision for income taxes	2,466	2,845	858	501	5,934
Net loss	$(107,594)	$(96,071)	$(25,032)	$(18,191)	$(25,873)

Net loss per share of common stock:
Basic	$(1.63)	$(1.53)	$(0.42)	$(0.32)	$(0.46)
Diluted	$(1.63)	$(1.53)	$(0.42)	$(0.32)	$(0.46)

Weighted-average shares used to compute net loss per share:
Basic	65,888,450	62,593,026	59,203,400	56,358,017	56,063,777
Diluted	65,888,450	62,593,026	59,203,400	56,358,017	56,063,777
Other Financial and Operational Data:
Adjusted EBITDA (1)	$37,931	$(13,612)	$19,090	$18,400	$19,198
Adjusted operating income (loss) (2)	$15,105	$(29,978)	$4,902	$6,042	$7,503
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

Stock-based compensation included in the statements of operations above was as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Cost of revenue	$6,511	$4,218	$996	$448	$429
Sales and marketing	16,106	10,010	5,374	2,500	2,515
General and administrative	15,772	12,216	4,921	3,691	3,304
Product development	27,557	17,661	3,550	2,305	3,488
Total stock-based compensation	$65,946	$44,105	$14,841	$8,944	$9,736

	As of December 31,
	2020	2019	2018	2017	2016
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$654,152	$176,523	$66,449	$56,115	$50,889
Working capital	540,260	107,674	7,873	13,789	17,548
Total assets	1,006,432	512,710	290,103	232,799	219,638
Total stockholders’ equity	243,934	148,535	170,729	140,063	138,476
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
    Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not consider the impact of acquisition costs;
•adjusted EBITDA does not consider the impact of restructuring costs;
•adjusted EBITDA does not consider the impact of other costs;
•adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

    Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2020		2019		2018		2017		2016
Reconciliation of Adjusted EBITDA:
GAAP Net loss	$(107,594)		$(96,071)		$(25,032)		$(18,191)		$(25,873)
Amortization of purchased intangibles and finance leases	3,552		2,932		2,813		4,682		6,673
Stock-based compensation	65,946		44,105		14,841		8,944		9,736
Contingent earn-out adjustments	263		—		—		—		—
Restructuring costs	29,420	(1)	2,043	(2)	4,468	(3)	2,594	(4)	2,369	(9)
Depreciation and amortization	22,826		16,366		14,188		12,358		12,011
Other litigation and consulting costs	5,375	(5)	7,974	(6)	5,928	(7)	7,648	(8)	7,818	(10)
Provision for income taxes	2,466		2,845		858		501		5,934
Acquisition costs	—		—		555		—		—
Interest expense (income)	14,334		7,407		(22)		(26)		(5)
Other expense (income)	1,343		(1,213)		493		(110)		535
Adjusted EBITDA (loss)	$37,931		$(13,612)		$19,090		$18,400		$19,198
    Our use of adjusted operating income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and adjusted operating income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted operating income does not consider the impact of acquisition costs;
•adjusted operating income does not consider the impact of restructuring costs;
•adjusted operating income does not consider the impact of other non-recurring costs; and
•other companies, including companies in our industry, may calculate adjusted operating income differently, which reduces its usefulness as a comparative measure.

    Because of these limitations, you should consider adjusted operating income (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income (loss) for each of the periods indicated (amounts in thousands):

	Year Ended December 31,
	2020		2019		2018		2017		2016
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(105,128)		$(93,226)		$(24,174)		$(17,690)		$(19,939)
Amortization of purchased intangibles and finance leases	3,552		2,932		2,813		4,682		6,673
Stock-based compensation	65,946		44,105		14,841		8,944		9,736
Restructuring costs	29,420	(1)	2,043	(2)	4,468	(3)	2,594	(4)	2,369	(9)
Other litigation and consulting costs	5,375	(5)	7,974	(6)	5,928	(7)	7,648	(8)	8,134	(10)
Contingent earn-out adjustments	263		—		—		—		—
Acquisition costs	—		—		555		—		—
Interest expense (income)	14,334		7,407		(22)		(26)		(5)
Other expense (income)	1,343		(1,213)		493		(110)		535
Adjusted operating income (loss)	$15,105		$(29,978)		$4,902		$6,042		$7,503

(1) Includes lease restructuring costs of $24.3 million and severance and other compensation related costs of $5.1 million for the year ended December 31, 2020. As detailed in Note 14 of the Notes to the Consolidated Financial Statements, the Company’s lease restructuring costs relate to a transition to an employee-centric workforce model that does not rely on traditional offices, while the severance and other compensation costs relate to the Company re-prioritizing and reallocating resources to focus on areas showing high growth potential.
(2) These costs include severance and associated costs of $2.0 million for the year ended December 31, 2019. The restructuring costs relate to resource reallocation for the Company’s platform transformation.
(3) Consists of severance costs of $4.5 million for the year ended December 31, 2018. Please refer to footnote (2) above for additional information related to the nature of these restructuring and severance costs.
(4) Includes wind down costs of legacy platform of $1.9 million and severance costs of $0.7 million for the year ended December 31, 2017. Please refer to footnote (2) above for additional information related to the nature of these restructuring and severance costs.
(5) Includes other litigation costs of $5.4 million for the year ended December 31, 2020. Other litigation costs relate to lease restructuring costs, along with other general legal matters.
6) Includes other litigation costs of $4.4 million, consulting costs of $3.2 million, and fair value earn-out adjustment of $0.3 million for the year ended December 31, 2019. The Company's other litigation costs relate to the Company’s intellectual property lawsuit against [24]7 Customer, Inc.
(7) Includes litigation costs of $4.1 million, consulting costs of $1.3 million, executive recruitment costs of $0.3 million, and executive relocation costs of $0.2 million for the year ended December 31, 2018. Please refer to footnote (6) above for additional information related to the nature of these other litigation costs.
(8) Includes litigation costs of $6.2 million, executive one-time compensation payment of $1.0 million, and executive separation cost of $0.5 million for the year ended December 31, 2017. Please refer to footnote (6) above for additional information related to the nature of these other litigation costs.
(9) Includes severance costs of $1.6 million, wind down costs of legacy platform of $1.2 million and a benefit of $0.4 million of cash collected on previously written off bad debt for the year ended December 31, 2016. Please refer to footnote (2) above for additional information related to the nature of these restructuring and severance costs.
(10) Includes litigation costs of $4.7 million, write off of technology licenses of $2.6 million, severance costs of $0.5 million, and write off of office facility depreciation of $0.3 million for the year ended December 31, 2016. Please refer to footnote (6) above for additional information related to the nature of these other litigation costs.

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

Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry's largest ecosystems of messaging endpoints and use cases.

    The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.
    LivePerson's robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.
For your reference:
• Conversational AI: Conversational AI allows humans and machines to interact using natural language, including speech or text.

• Conversational Space: In the Conversational Space, consumers message with brands on their own schedule, using natural language, to resolve their intents - all on their preferred messaging service. The core capabilities of the Conversational Space are voice and text-based interfaces, powered by AI and humans working together. Conversational Space is the simplest, most intuitive interface of all.

• Conversational Cloud: LivePerson's enterprise-class, AI-powered Conversational Cloud platform empowers consumers to message their favorite brands, just as they do with friends and family.

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
Complementing our proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. We are a leading authority in the Conversational Space. LivePerson’s products, coupled with our domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of the Conversational Space and deliver measurable return on investment. Certain of our customers have achieved the following advantages from our offerings:
•the ability for each agent to manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed;
•labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%;

•improving the overall customer experience, thereby fueling customer satisfaction increases of up to 20 percentage points, and enhancing retention and loyalty;
•more convenient, personalized and content-rich conversations that increase sales conversion by up to 20%, increase average order value and reduce abandonment;
•more satisfied contact center agents, thereby reducing agent churn by up to 50%;
•maintain a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms;
•leverage spending that drives visitor traffic by increasing visitor conversions;
•refine and improve performance by understanding which initiatives deliver the highest rate of return; and
•increase lead generation by providing a single platform that engages consumers through advertisements and listings on branded and third-party websites.

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
To further enhance our platform, in September 2020 we signed a partnership with Infosys, a leader in next-generation digital services and consulting. We will work with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud to sell into their channels and global enterprise customer base, and to redefine how the world’s top brands communicate.

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
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year (events in 2020 were held virtually in light of the COVID-19 pandemic) that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can achieve similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year-end 2020, we had brought approximately 400 customers live on messaging and increased adoption within our enterprise customers to 66%. In addition, nearly 70% of messaging conversations had automation attached. We will continue to focus on building awareness for the Conversational Space and driving adoption of messaging and AI across our customer base.
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
In order to drive broad messaging adoption, it is imperative that the Conversational Cloud integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or phone plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement. In 2020, we added Instagram and Google’s Business Messages, allowing brands to bring customer-initiated conversations into the Conversational Cloud directly from Instagram, Google Search, and Google Maps.
Each channel and use case added opens the door to hundreds of millions of new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. For example, in 2019, leading airlines launched on WhatsApp and Apple Business Chat with the ability to make secure payments; a baseball stadium launched an automated conversational concierge providing answers to a wide range of questions from restroom locations to player stats; and a multinational telecommunications company used proactive two-way messaging for outbound campaigns. In 2020, one of the largest telcos in Australia fully virtualized their contact centers, a leading U.S. quick-serve restaurant launched on Facebook Messenger to help customers order meals, one of the biggest banks in the world launched an Apple Business Chat channel to provide a secure way to perform day-to-day banking, and one of the world’s largest jewelry retailers used the Conversational Cloud and QR codes to sell millions of dollars of product.
LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.
We believe LivePerson is leading the structural shift to Conversational AI. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson's AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which exceeded the high end of our target range of 105% to 115% for 2020. The benefit can also be seen in LivePerson’s average revenue per user (ARPU) for our enterprise and mid-market customers, which increased approximately 35% in 2020 to $465,000 from approximately $345,000 in 2019.
Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry's best talent. In 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, LivePerson hired more than 280 of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, who are working exclusively on applying AI to the Conversational Space. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas.
Bring to market best-in-class AI and machine learning technologies designed for the conversational space. We believe that in the last decade many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand-alone implementations that lacked the measurement, reporting and human oversight of conversational platforms such as the Conversational Cloud. In December 2018, LivePerson announced its patent pending AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.
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
    Some of the key innovations behind LivePerson’s Conversational AI include:

•a holistic approach to scaling AI by combining consumer facing bots, agent facing bots, intelligent routing and real-time intent understanding, with an analytics dashboard that helps users focus on the intents that are impacting their business and prioritize which intents to automate next;
•bot building software that is based on dialogue instead of workflow or code, so non-technical employees like contact center agents can design automations;
•leveraging data moat from hundreds of millions of conversations to feed the machine learning that rapidly and accurately detects consumer sentiment and intents in real-time. Customers of LivePerson can use intent understanding for advanced routing, next-best actions, and to fully contain conversations with automation;
•the establishing of contact center agents as bot managers, ensuring that every conversation is safeguarded by a human and that agents are continuously training the AI to be smarter and drive more successful outcomes;
•powerful Assist technology that multiplies the efficiency of agents by analyzing intents in real time and then suggesting next best actions, predefined content, and bots that can take over transactional work;
•pre-built templates for target verticals that provide out of the box support for the top intents and back-end integrations;
•the ability to bootstrap conversations with existing transcripts, reducing design effort and speeding time to market;
•third-party AI natural language understanding (NLU) integration, so customers aren’t boxed into one vendor;
•AI analytics and reporting tailored to the Conversational Space, providing brands with immediate, actionable insights about their businesses and contact center operations.

Our strategy is to continue to enhance the Conversational AI engine and related products, by leveraging our global R&D footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.
Sustain our leadership position by aligning brands to a vision that transforms how they communicate with consumers and delivers a superior return on investment. We believe that most contact center technology vendors incorrectly view messaging as a feature. They are content with building integrations to a messaging endpoint and offering messaging as just another product in their suite. LivePerson holds the perspective that messaging and AI are the foundation for transforming conversational experiences, disrupting how agents operate and how brands engage with consumers. Brands must adapt their contact centers to an asynchronous messaging environment and leverage a combination of human agents, bots and AI to achieve scale and efficiencies. When done correctly, the entire consumer lifecycle with a brand will be maintained within the Conversational Space, and traffic will steadily shift away from lower returning voice calls, websites, emails and apps to higher returning messaging endpoints.
We believe that LivePerson is uniquely positioned to deliver this transformation due to our technology and expertise:
•The Conversational Cloud, LivePerson's enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, the Conversational Cloud is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.
•The Company has a data moat built on hundreds of millions of conversations across industries, geographies and use cases that is feeding the machine learning engines that power intent understanding.
•The platform has expanded to power conversations across a broad spectrum of channels and use cases, from traditional sales and customer service, to marketing, social, email, advertising and brick and mortar.
•LivePerson has deep domain expertise across verticals and messaging endpoints, a global footprint, referenceable enterprise brands and a team of technical, solutions and consulting professionals to assist customers along their transformational journeys. We are positioned as an authority in the Conversational Space. We have developed a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and often times inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI.

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

    Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We will continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. In 2019, we made strong inroads into new verticals with key wins in the airline, food service and healthcare industries. In 2020, we strengthened our presence in key markets including travel/hospitality and retail, and opened new verticals like healthcare and government. We are experimenting with new conversational businesses, including some that are in regulated industries, like online banking. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.

Continue to build our international presence. We are focused on building our international presence and expanding our international revenue contribution, which accounted for 38% and 41% of total revenue in 2020 and 2019, respectively. We are generating positive results from our recent investments in the Asia Pacific, Europe and Latin America regions.
     Leverage our open architecture to support partners and developers. In addition to developing our own applications, we continue to cultivate a partner eco-system capable of offering additional applications and services to our customers. We integrate into third-party messaging endpoints including SMS, Facebook Messenger, Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, WeChat, Google Ad Lingo, Google Search, Google Maps, Instagram and Twitter, multiple IVR vendors and dozens of branded apps. The Conversational Cloud integrates our proprietary messaging and Conversational AI with third-party bot offerings, empowering our customers to manage a mix of different bots, human agents and technologies from one control panel, thereby optimizing contact center efficiency. LivePerson’s proprietary and third-party AI/bots enable brands to partially or fully automate communications with their customers.
In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless Function as a Service (FaaS) integration which enables brands to develop custom behaviors within LivePerson's conversational platform to easily and rapidly tailor conversation flows to their specific needs.
Expand sales partnerships to broaden our presence and accelerate sales cycles. We are focused on broadening our market reach and accelerating sales cycles by partnering with systems integrators, technology providers, business process outsourcers, value added resellers and other sales partners. We formalized a relationship with IBM Global Business Services in 2017 and Accenture in 2018. In 2019, we announced strategic partnerships with TTEC, a leading BPO focused on customer experience, and DMI, a digital transformation company, to redefine the customer experience with digital engagement, messaging, and AI-driven automation. In 2020, Infosys joined LivePerson’s network with a first-of-its-kind 360-degree partnership focusing not only on capturing the global rising demand for conversational commerce and building a personalized experience for customers, but also driving the transformation for internal corporate messaging and the employee experience through Conversational AI. LivePerson increased the number of partners focused on SMBs to more than 300 at year-end 2020 and 2019, from over 150 at year-end 2018, and approximately 40 at the end of 2017. Approximately one quarter of all opportunities were influenced by partners in 2020, and we are focused on driving that contribution toward 50% longer term.
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

.

Key Metrics
Financial overview of the three and twelve months ended December 31, 2020 compared to the comparable periods in 2019 is as follows:
•Revenue increased 29% and 26% to $102.1 million and $366.6 million in the three and twelve months ended December 31, 2020, respectively, from $79.1 million and $291.6 million in the comparable periods in 2019.
•Revenue from our Business segment increased 29% and 26% to $94.1 million and $336.9 million in the three and twelve months ended December 31, 2020, respectively, from $72.8 million and $267.1 million in the comparable periods in 2019.
•Gross profit margin increased to 73% in the three months ended December 31, 2020 from 72% in the comparable period in 2019. Gross profit margin decreased to 71% in the twelve months ended December 31, 2020 from 73% in the comparable period in 2019.
•Cost and expenses increased 5% and 20% to $108.8 million and $456.1 million in the three and twelve months ended December 31, 2020, respectively, from $103.6 million and $378.6 million in the comparable periods in 2019.
•Net loss increased to $13.3 million and to $107.6 million in the three and twelve months ended December 31, 2020, respectively, from net loss of $27.3 million and $96.1 million for the three and twelve months ended December 31, 2019, respectively.
•Trailing-twelve-month average revenue per enterprise and mid-market customer was approximately $465,000 in 2020, as compared to approximately $345,000 in 2019.
•Revenue retention rate for enterprise and mid-market customers on Conversational Cloud exceeded the high end of our target range of 105% to 115% in 2020, and was within our target range of 105% to 115% for 2019.
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

Hosted Services- Business Revenue

Revenue attributable to our monthly hosted Business services accounted for 78% of total revenue for the year ended December 31, 2020, 77% of total revenue for the year ended December 31, 2019 and 79% of total revenue for the year ended December 31, 2018.

Professional Services Revenue

Revenue attributable to professional services accounted for 14% of total revenue for the year ended December 31, 2020, 14% of total revenue for the year ended December 31, 2019 and 13% of total revenue for the year ended December 31, 2018.

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

Hosted Services- Consumer Revenue

Revenue from our Consumer segment accounted for approximately 8% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Revenues

    We record deferred revenues when cash payments are received or due in advance of our performance. The decrease of $0.1 million in the deferred revenue balance for the year ended December 31, 2020 is primarily driven by satisfying our performance obligations and the revenue recognized of approximately $103.2 million that were included in the deferred revenue balance as of December 31, 2019.

Costs and Expenses
Our cost of revenue consists of:
•compensation costs relating to employees who provide customer support and implementation services to our customers;
•outside labor provider costs;
•compensation costs relating to our network support staff;
•depreciation of certain hardware and software;
•allocated occupancy costs and related overhead;
•the cost of supporting our infrastructure, including expenses related to server leases, infrastructure support costs and Internet connectivity;
•the credit card fees and related payment processing costs associated with the consumer and SMB services; and
•amortization of certain intangibles.

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
During 2020, we increased our allowance for doubtful accounts from approximately $3.1 million to approximately $5.3 million. During 2019, we increased our allowance for doubtful accounts from approximately $2.3 million to approximately $3.1 million. We perform a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, the aging of the accounts receivable, historical write-offs and the creditworthiness of each customer. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.

Non-Cash Compensation Expense
The net non-cash compensation amounts for the years ended December 31, 2020, 2019 and 2018 consist of (amounts in thousands):

	2020	2019	2018
Stock-based compensation expense	$65,946	$44,105	$14,841

Results of Operations
We are organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging.
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of revenue)
Consolidated Statements of Operations Data: (1)
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (3)	29%	27%	25%
Sales and marketing	41%	54%	41%
General and administrative	17%	20%	18%
Product development	30%	28%	22%
Restructuring costs	8%	1%	2%
Amortization of purchased intangibles	—%	1%	1%
Total costs and expenses	124%	130%	109%
Loss from operations	(24)%	(30)%	(9)%
Total Other (expense) income, net	(4)%	(2)%	—%
Loss before provision for income taxes	(29)%	(32)%	(10)%
Provision for income taxes	1%	1%	—%
Net loss	(29)%	(33)%	(10)%

(1) Certain items may not total due to rounding.

Revenue

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	(in thousands)			(in thousands)
Revenue by Segment:
Business	$336,856	$267,129	26%	$267,129	$230,285	16%
Consumer	29,764	24,480	22%	24,480	19,553	25%
Total	$366,620	$291,609	26%	$291,609	$249,838	17%

Business Revenue increased by 26% to $336.9 million for the year ended December 31, 2020, from $267.1 million for the year ended December 31, 2019. This increase in Business revenue is driven mainly by increases in hosted services of approximately $60.9 million and an increase in professional services of approximately $8.8 million. Included in hosted services, is an increase in revenue that is variable based on interactions and usage of approximately $30.1 million.

     Business revenue increased by 16% to $267.1 million for the year ended December 31, 2019, from $230.3 million for the year ended December 31, 2018. This increase in Business revenue is primarily attributable to an increase in hosted services of approximately $28.2 million and an increase in professional services of approximately $8.6 million.
The increase in Business revenue was driven in nearly equal parts by existing and new customers as LivePerson generated greater demand for its Conversational Commerce software and Gainshare (formerly “Pay for Performance”) solutions. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson's AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising, and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and midmarket customer was approximately $465,000 in 2020, as compared to approximately $345,000 in 2019. Similarly, we are seeing strong revenue retention rates. Revenue retention rate for enterprise and mid-market customers on Conversational Cloud exceeded the high end of our target range of 105% to 115% in 2020, and was within our target range of 105% to 115% for 2019.
Consumer revenue increased by 22% to $29.8 million for the year ended December 31, 2020, from $24.5 million for the year ended December 31, 2019. This increase is primarily attributable to an increase in chat minutes and price per minute. Consumer revenue increased by 25% to $24.5 million for the year ended December 31, 2019, from $19.6 million for the year ended December 31, 2018. This increase is primarily attributable to an increase in chat minutes and price per minute.
Cost of Revenue - Business
Cost of revenue consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Business	$99,394	$74,460	33%	$74,460	$58,420	27%
Percentage of total revenue	27%	26%		26%	23%
Headcount (at period end)	245	257	(5)%	257	228	13%
    Cost of revenue increased by 33% to $99.4 million for the year ended December 31, 2020, from $74.5 million for the year ended December 31, 2019. This increase in expense is primarily attributable to an increase in business services and outsourced subcontracted labor of approximately $17.0 million as the Company saw a significant increase in demand for its Gainshare (formerly “Pay for Performance”) services, which power Conversational Commerce programs on behalf of customers. The Company also recognized an increase in salary and employee related expenses of approximately $5.0 million, in expenses for backup server facilities of approximately $1.6 million, in depreciation expense of approximately $1.2 million and in amortization expense of approximately $0.8 million.
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

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Cost of revenue - Consumer	$6,874	$4,418	56%	$4,418	$4,059	9%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	21	17	24%	17	16	6%

    Cost of revenue increased by 56% to $6.9 million for the year ended December 31, 2020, from $4.4 million for the year ended December 31, 2019. This increase in expense is primarily related to an increase in outsourcing subcontracted labor of approximately $1.3 million is due to the investment in technology infrastructure. We increased outside labor to accelerate a technology change which assisted us in the rollout of HeyExpert, a leading platform for online expert guidance. In addition, there was an increase in salary and employee related expenses of approximately $0.4 million, in credit card processing fees of approximately $0.3 million, in depreciation expense of approximately $0.3 million and backup server facilities of approximately $0.1 million.
    Cost of revenue increased by 9% to $4.4 million for the year ended December 31, 2019, from $4.1 million for the year ended December 31, 2018. This increase in expense is primarily related to an increase in credit card processing fees of approximately $0.3 million.
Sales and Marketing - Business
Our sales and marketing expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Business	$128,752	$140,880	(9)%	$140,880	$94,339	49%
Percentage of total revenue	35%	48%		48%	38%
Headcount (at period end)	309	449	(31)%	449	352	28%
Sales and marketing expenses decreased by 9% to $128.8 million for the year ended December 31, 2020, from $140.9 million for the year ended December 31, 2019. This is primarily related to a decrease in salary and employee related expenses of approximately $7.5 million, a decrease in marketing events, advertising, public relations and trade show exhibit expenses of approximately $3.3 million, and a decrease in business services and outsourcing subcontracted labor of approximately $2.6 million. These decreases were offset in part by an increase in backup server facilities of approximately $0.7 million and in depreciation expense of approximately $0.6 million.
In 2020, the Company delayed its planned marketing events due to the COVID-19 pandemic and has also seen an impact in terms of the on-boarding and hiring of employees. The Company has been able to adjust its marketing and hiring efforts in this new environment going forward. Additionally, we have adapted our marketing strategy to include targeted digital experiences that emphasize the unique positioning of our messaging and AI offerings to help brands succeed in this new environment. Our marketing message has shifted to include business continuity and virtualization of the contact center in addition to business improvement.
Sales and marketing expenses increased by 49% to $140.9 million for the year ended December 31, 2019, from $94.3 million for the year ended December 31, 2018. This is primarily related to an increase in salary, recruitment, and related employee expenses of approximately $29.5 million, as the Company doubled the number of quota carrying salespeople to approximately 100 at year-end 2019 from 50 at year-end 2018. Business services and outsourced labor increased approximately $6.5 million, and marketing events, advertising, public relations, and trade show exhibit expenses increased approximately $5.4 million. Other costs consisted of increases in facilities and allocated overhead of $5.1 million, and in depreciation expense of $0.1 million.

Sales and Marketing — Consumer
Our sales and marketing expenses consist of compensation and related expenses for marketing personnel, as well as online promotion and trade show exhibit expenses and allocated occupancy costs and related overhead.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Sales and Marketing - Consumer	$21,021	$15,934	32%	$15,934	$9,005	77%
Percentage of total revenue	6%	5%		5%	4%
Headcount (at period end)	19	18	6%	18	13	38%

Sales and marketing expenses increased by 32% to $21.0 million for the year ended December 31, 2020, from $15.9 million for the year ended December 31, 2019. This increase is primarily attributable to an increase in marketing expense of approximately $4.8 million, in outsourcing subcontracted labor of approximately $0.2 million, and credit card processing fees of approximately $0.1 million.
Sales and marketing expenses increased by 77% to $15.9 million for the year ended December 31, 2019, from $9.0 million for the year ended December 31, 2018. This increase is primarily attributable to an increase in advertising and online expenses of approximately $6.7 million, and an increase in compensation and related costs for additional and existing sales and marketing personnel of approximately $0.2 million.
General and Administrative
    Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, information technology, human resources and administrative personnel, professional fees and other general corporate expenses.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
General and administrative	$60,557	$56,967	6%	$56,967	$45,873	24%
Percentage of total revenue	17%	20%		20%	18%
Headcount (at period end)	140	149	(6)%	149	128	16%
General and administrative expenses increased by 6% to $60.6 million for the year ended December 31, 2020, from $57.0 million for the year ended December 31, 2019. This is primarily related to a increase in salary and employee related expenses of approximately $4.3 million and in business services and outsourced labor of approximately $2.6 million. These increases were offset in part by a decrease in facilities of approximately $2.7 million and depreciation expense of approximately $0.7 million.
General and administrative expenses increased by 24% to $57.0 million for the year ended December 31, 2019, from $45.9 million for the year ended December 31, 2018. This is primarily related to an increase in salaries and employee related expenses of approximately $9.2 million and in business services and outsourced labor of approximately $3.8 million. These increases were offset in part by a decrease in allocated occupancy costs, related overhead, information technology, and other general corporate expenses of approximately $1.9 million.
Product Development
Our product development expenses consist primarily of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Product development	$108,414	$82,145	32%	$82,145	$55,707	47%
Percentage of total revenue	30%	28%		28%	22%
Headcount (at period end)	467	451	4%	451	369	22%
Product development costs increased by 32% to $108.4 million for the year ended December 31, 2020, from $82.1 million for the year ended December 31, 2019. This is primarily related to an increase in salaries and employee related expenses of approximately $11.9 million, in business services and outsourcing subcontracted labor of approximately $8.6 million, in backup server facilities of approximately $1.1 million related to costs supporting our backup servers and in depreciation expense of approximately $5.0 million. The Company made investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud. Also, the Company invested in bringing more data scientists and machine learning engineers to focus on Conversational Al.
Product development costs increased by 47% to $82.1 million for the year ended December 31, 2019, from $55.7 million for the year ended December 31, 2018. This is primarily related to an increase in compensation, recruitment, and related costs of approximately $15.3 million, as the Company built out its Seattle Advanced Technology Center, ending 2019 with more than 125 data scientists, machine learnings engineers and automation engineers focused on Conversational AI. The increase was also related to an increase in outsourced labor of approximately $5.0 million, primarily tied to supporting demand for technical services. Facility, allocated occupancy costs and overhead related to costs of supporting our server and network infrastructure increased approximately $4.3 million, depreciation expenses increased approximately $1.5 million, and marketing related costs increased $0.3 million.
We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. In accordance with ASC 350-40, ‘‘Internal- Use Software’’, as new projects are initiated that provide functionality to the Conversational Cloud platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. During the years ended December 31, 2020 and 2019, $33.9 million and $29.1 million was capitalized, respectively.

Restructuring Costs

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Restructuring Costs	$29,420	$2,043	1,340%	$2,043	$4,468	(54)%
Percentage of total revenue	8%	1%		1%	2%
Restructuring costs increased by 1,340% to $29.4 million for the year ended December 31, 2020, from $2.0 million for the year ended December 31, 2019. This increase is attributable to an increase in restructuring costs related to lease abandonment of approximately $24.1 million, along with severance and other compensation costs of approximately $5.3 million.
In response to the COVID-19 pandemic, the Company went through a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely, it was decided in July 2020 that we would significantly reduce the real estate space we lease. This decision resulted in the significant reduction of the real estate space we lease and the removal of the associated right of use assets ("ROU assets"). Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of our leased facilities. The lease restructuring costs noted above are a result of this transition to an employee-centric workforce model that does not rely on traditional offices.
Restructuring costs decreased by 54% to $2.0 million for the year ended December 31, 2019, from $4.5 million for the year ended December 31, 2018. This decrease is attributable to a decrease in severance and other associated costs of approximately $2.5 million. Severance costs are associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.
Amortization of Purchased Intangibles

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Amortization of purchased intangibles	$1,639	$1,794	(9)%	$1,794	$1,670	7%
Percentage of total revenue	—%	1%		1%	1%
Amortization expense for purchased intangibles decreased by 9% to $1.6 million for the year ended December 31, 2020, from $1.8 million for the year ended December 31, 2019, and increased by 7% to $1.8 million for the year ended December 31, 2019, from $1.7 million for the year ended December 31, 2018. The year over year variance is primarily attributable to amortization of patents and customer relationships.
Other (Expense) Income, net
    Other income, net primarily consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, Pound Sterling, Japanese Yen, Australian dollar and the Euro.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)

Interest (expense) income	(14,334)	(7,407)	94%	(7,407)	22	(33,768)%
Other income (expense)	$(1,343)	$1,213	(211)%	$1,213	$(493)	(346)%
Other (expense) income, net	$(15,677)	$(6,194)	153%	$(6,194)	$(471)	1,215%
Other (expense) income increased by $9.5 million to an expense of $15.7 million for the year ended December 31, 2020, from an expense of $6.2 million for the year ended December 31, 2019. This increase was primarily attributable to an increase in interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the ‘‘2024 Notes’’), offset in part by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.
Other (expense) income increased by $5.7 million to an expense of $6.2 million for the year ended December 31, 2019, from an income of $0.5 million for the year ended December 31, 2018. This was primarily attributable to an increase in interest expense attributable to the 2024 Notes, offset in part by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.
Provision for Income Taxes

	Year Ended December 31,			Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$2,466	$2,845	(13)%	$2,845	$858	232%
Income tax expense decreased by 13% to $2.5 million for the year ended December 31, 2020, from $2.8 million for the year ended December 31, 2019. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. During 2020, we recognized a benefit of $0.6 million due to net operating loss and research and development credits carryback resulting from the CARES Act. The decrease in tax expense is primarily due to these factors.
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
Net Loss
We had a net loss of $107.6 million for the year ended December 31, 2020 compared to a net loss of $96.1 million for the year ended December 31, 2019. Revenue increased approximately $75.0 million, operating expenses increased by approximately $77.4 million, the provision for income taxes decreased approximately $0.4 million, and other (expense) income net increased by $9.5 million, contributing to a net increase in net loss of approximately $11.5 million.
We had a net loss of $96.1 million for the year ended December 31, 2019 compared to a net loss of $25.0 million for the year ended December 31, 2018. Revenue increased approximately $41.8 million, operating expenses increased by approximately $105.1 million, the provision for income taxes increased approximately $2.0 million, and other (expense) income, net decreased by approximately $5.7 million, contributing to a net increase in net loss of approximately $71.0 million.

Quarterly Results of Operations Data
The following table sets forth, for the periods indicated, the Company’s financial information for the eight most recent quarters ended December 31, 2020. In the Company’s opinion, this unaudited information has been prepared on a basis consistent with the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the unaudited information for the periods presented. This information should be read in conjunction with the consolidated financial statements, including the related notes, included herein.

	Quarter ended
	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$102,125	$94,804	$91,603	$78,088	$79,073	$75,175	$70,959	$66,402

Costs and Expenses:
Cost of revenue	28,049	27,692	27,707	22,820	22,060	20,120	18,049	18,649
Sales and marketing	39,700	32,775	34,618	42,680	42,661	41,774	39,343	33,036
General and administrative	12,844	14,891	16,353	16,469	15,079	13,958	13,763	14,167
Product development	27,995	27,736	26,967	25,716	23,213	20,577	20,182	18,173
Restructuring costs	(212)	26,442	—	3,190	134	1,425	205	279
Amortization of purchased intangibles	419	411	404	405	448	447	438	461
Total costs and expenses	108,795	129,947	106,049	111,280	103,595	98,301	91,980	84,765
Loss from operations	(6,670)	(35,143)	(14,446)	(33,192)	(24,522)	(23,126)	(21,021)	(18,363)
Interest expense, net	(5,173)	(3,159)	(3,211)	(2,791)	(2,535)	(2,189)	(2,017)	(667)
Other (expense) income, net	1,141	(508)	(1,309)	(667)	352	379	(250)	733
Total Other (expense) income, net	(4,032)	(3,667)	(4,520)	(3,458)	(2,183)	(1,810)	(2,267)	66
Loss before provision for income taxes (benefit from)	(10,702)	(38,810)	(18,966)	(36,649)	(26,705)	(24,936)	(23,288)	(18,297)
Provision for (benefit from) income taxes	2,553	(100)	(339)	352	617	936	699	593
Net loss	$(13,255)	$(38,710)	$(18,627)	$(37,001)	$(27,322)	$(25,872)	$(23,987)	$(18,890)

Net loss per share of common stock:
Basic	$(0.20)	$(0.58)	$(0.28)	$(0.57)	$(0.43)	$(0.41)	$(0.38)	$(0.31)
Diluted	$(0.20)	$(0.58)	$(0.28)	$(0.57)	$(0.43)	$(0.41)	$(0.38)	$(0.31)

Weighted-average shares used to compute net loss per share
Basic	67,027,572	66,451,414	65,650,782	64,388,850	63,556,205	63,014,802	62,350,787	61,422,227
Diluted	67,027,572	66,451,414	65,650,782	64,388,850	63,556,205	63,014,802	62,350,787	61,422,227

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$33,605	$(59,158)	$4,779
Cash flows used in investing activities	(43,476)	(48,506)	(27,773)
Cash flows provided by financing activities	483,843	217,851	33,926
As of December 31, 2020, we had approximately $654.2 million in cash and cash equivalents, an increase of approximately $477.6 million from December 31, 2019. The increase is primarily attributable to cash provided by financing activities relating to issuance of the 2026 Notes, as described in Note 7 of the Notes to the Consolidated Financial Statements, and the issuance of common stock. This was partially offset by purchases of capped calls, as described in Note 7 of the Notes to the Consolidated Financial Statements, fixed assets for our co-location facilities, capitalization of internally developed software, debt issuance costs, and increases in prepaid expenses and accounts receivable.
Net cash provided by operating activities was $33.6 million in the year ended December 31, 2020. Our net loss was $107.6 million, which includes the effect of non-cash expenses related to stock-based compensation, amortization of purchased intangibles and finance leases, depreciation, and provision for doubtful accounts, as well as increases in operating lease liability due to the transition to an employee centric model under which employees will work remotely, and increase in accrued expenses and decrease in accounts receivable. This was partially offset by increases in prepaid expenses and other current assets and decrease in deferred revenue. Net cash used in operating activities was $59.2 million in the year ended December 31, 2019. Our net loss was $96.1 million, which includes the effect of non-cash expenses related to stock-based compensation, amortization of purchased intangibles, depreciation, and provision for doubtful accounts, as well as increases in deferred revenue due to more of our customers moving to cash payments in advance on annual billings and in accounts payable and accrued expenses. This was partially offset by increases in prepaid expenses, other current assets and accounts receivable, and decrease in deferred tax liability.
Net cash used in investing activities was $43.5 million in the year ended December 31, 2020 due primarily to the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $48.5 million in the year ended December 31, 2019 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.
Net cash provided by financing activities was $483.8 million in the year ended December 31, 2020 due primarily to the proceeds from issuance of the 2026 Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and payment of our finance lease. The net proceeds of the 2026 Notes was approximately $506.6 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the 2026 Notes, as described in Note 7 of the Notes to the Consolidated Financial Statements. Net cash provided by financing activities was $217.9 million in the year ended December 31, 2019 and consisted primarily of proceeds from issuance of the 2024 Notes and proceeds from issuance of common stock in connection with the exercise of stock options by employees. This was partially offset by purchases of capped calls, debt issuance costs, and repurchase of our common stock. The net proceeds of the 2024 Notes was approximately $221.4 million, after deducting initial purchaser debt issuance costs paid or payable by us, from issuance of the 2024 Notes, as described in Note 7 of the Notes to the Consolidated Financial Statements.
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
Contractual Obligations and Commitments
We lease facilities and certain equipment under agreements accounted for as operating and finance leases. These leases generally require us to pay all executory costs such as maintenance and insurance. Total lease cost for the years ended December 31, 2020, 2019 and 2018, was approximately $13.5 million, $13.0 million and $10.9 million, respectively.
As of December 31, 2020, our principal commitments were approximately $24.4 million under various operating and finance leases, of which approximately $10.2 million is due in 2021. We currently expect that our principal commitments for the year ending December 31, 2021 will not exceed approximately $10.2 million in the aggregate.
Our contractual obligations at December 31, 2020 are summarized as follows (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$14,197	$6,377	$5,759	$1,798	$263
Finance leases	$10,200	$3,814	$6,386	$—	$—
Convertible senior notes(1)	$—	$—	$—	$230,000	$517,500
Total	$24,397	$10,191	$12,145	$231,798	$517,763
(1) See Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for a discussion of our convertible senior notes.

Capital Expenditures
Total capital expenditures in 2020 were approximately $41.6 million, primarily related to software capitalization and to the continued expansion of our co-location facilities. Our total capital expenditures are not currently expected to exceed $47.3 million in 2021. We anticipate that our current cash and cash equivalents and cash from operations will be sufficient to fund these capital expenditures.
Indemnifications
We enter into service and license agreements in the ordinary course of business. Pursuant to some of these agreements, we agree to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using our products.
We also have agreements whereby our executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Currently, we have no liabilities recorded for these agreements as of December 31, 2020.

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
    We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, accounts receivable, the valuation of goodwill and intangible assets, income taxes and legal contingencies have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
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

    Total revenue of $366.6 million, $291.6 million, and $249.8 million was recognized during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare (formerly “Pay for Performance”) arrangements in accordance with ASC-606, ‘‘Principal Agent Considerations,’’ we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. Control for the majority of our Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the Conversational Cloud platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using time and materials as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

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
As of December 31, 2020, there was approximately $17.9 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of approximately 2.5 years. As of December 31, 2020, there was approximately $66.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.8 years.
Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in 2020, 2019 and 2018 . No single customer accounted for or exceeded 10% of our total accounts receivable in 2020 and 2018. Two customers exceeded 10% of our total accounts receivable in 2019. During 2020, we increased our allowance for doubtful accounts from approximately $3.1 million to approximately $5.3 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles.
Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as two reporting units and has selected September 30 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company's business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.

The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The impairment test involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill.

No goodwill impairment charges have been recorded for any period presented.

Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There was a loss on disposal of approximately $5.1 million in October 2020. The Company recognized accelerated depreciation of fixed assets that were determined to no longer be of future economic benefit to the Company based on the decision to vacate the leased office space.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance as we considered our cumulative loss in recent years as a significant piece of negative evidence. During the year ended December 31, 2020, there was an increase in the valuation allowance of $6.9 million.
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
Recently Issued Accounting Standards
    See Note 1 of the Notes to the Consolidated Financial Statements for a full description of recently issued accounting standards.
Recently Adopted Accounting Pronouncements
    See Note 1 of the Notes to the Consolidated Financial Statements for a full description of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Rate Fluctuations
As a result of the scope of our Israeli operations, there is currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). For the year ended December 31, 2020, the U.S dollar appreciated as compared to the NIS by an average of 4% as compared to December 31, 2019. For the year ended December 31, 2020, expenses generated by our Israeli operations totaled approximately $72.6 million. Based on our exposure to NIS exchange rate fluctuation against a dollar as of December 31, 2018, a 1% increase or decrease in the value of the NIS would increase or decrease our income before income taxes by approximately $0.7 million.
We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.
Collection Risk
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During 2020, we increased our allowance for doubtful accounts from $3.1 million to approximately $5.3 million. During 2019, we increased our allowance for doubtful accounts by approximately $2.3 million to approximately $3.1 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
    We have audited the accompanying consolidated balance sheets of LivePerson, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2021 expressed an unqualified opinion thereon.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Contracts with Multiple Performance Obligations
As described in Note 1 to the consolidated financial statements, certain of the Company’s revenue contracts contain multiple performance obligations primarily relating to the sale of hosted subscription and professional services. For these revenue contracts, the Company accounts for the individual performance obligations separately if they are distinct. The transaction price is allocated to the performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the cloud applications sold, and the number and types of users within its contracts.
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
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain controls relating to management’s determination of standalone selling prices for each of the performance obligations.
•Evaluating management’s technical accounting positions and assessing the reasonableness of management’s judgments and assumptions in the determination of whether the products and services are distinct performance obligations and the determination of the standalone selling prices for each of the performance obligations.
•Testing the reasonableness of the identification of distinct performance obligations and determination of the standalone selling prices through review of a sample of revenue contracts.

Convertible Senior Notes

As described in Note 7 to the consolidated financial statements, the Company issued $517.5 million aggregate principal amount of 0% Convertible Senior Notes (the “2026 Notes”) in a private placement in 2020. In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes.

We identified the accounting evaluation, including the related fair value determinations, of the 2026 Notes as a critical audit matter. The principal considerations for our determination were: (i) the evaluation of the potential derivatives that needed to be bifurcated, and (ii) considerations related to determination of the fair value of the 2026 Notes and the conversion option including complex valuation models and assumptions utilized by management. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skill in technical accounting to assist in: (i) evaluating the relevant terms and conditions of the 2026 Notes' agreements, and (ii) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the 2026 Notes and identification, assessment and accounting for potential derivatives.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the appropriateness of the valuation models utilized by management to determine the fair value of the 2026 Notes and assessing the reasonableness of assumptions incorporated into the valuation models.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

New York, New York
March 8, 2021

LIVEPERSON, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$654,152	$176,523
Accounts receivable, net of allowance for doubtful accounts of $5,344 and $3,070, in 2020 and 2019, respectively	80,423	87,620
Prepaid expenses and other current assets	14,236	13,964
Total current assets	748,811	278,107
Operating lease right of use asset	614	15,680
Property and equipment, net	106,055	76,236
Contract acquisition costs	41,021	31,965
Intangibles, net	10,927	11,812
Goodwill	95,192	94,987
Deferred tax assets	2,032	2,179
Other assets	1,780	1,744
Total assets	$1,006,432	$512,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,115	$12,302
Accrued expenses and other current liabilities	99,870	62,778
Deferred revenue	88,848	88,751
Operating lease liability	5,718	6,602
Total current liabilities	208,551	170,433
Deferred revenue, net of current portion	409	438
Convertible senior notes, net	538,432	179,012
Other liabilities	6,304	72
Operating lease liability, net of current portion	7,180	12,865
Deferred tax liability	1,622	1,355
Total liabilities	762,498	364,175

Commitments and contingencies (See Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 and 200,000,000 shares authorized, 70,264,265 and 66,543,073 shares issued, and 67,554,435 and 63,833,243 shares outstanding as of December 31, 2020 and 2019, respectively	70	67
Additional paid-in capital	635,672	436,557
Treasury stock, at cost; 2,709,830 shares	(3)	(3)
Accumulated deficit	(391,885)	(283,562)
Accumulated other comprehensive income (loss)	80	(4,524)
Total stockholders’ equity	243,934	148,535
Total liabilities and stockholders’ equity	$1,006,432	$512,710
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,
	2020	2019	2018
Revenue	$366,620	$291,609	$249,838
Costs and expenses: (1) (2)
Cost of revenue (3)	106,268	78,878	62,479
Sales and marketing	149,773	156,814	103,344
General and administrative	60,557	56,967	45,873
Product development	108,414	82,145	55,707
Restructuring costs	29,420	2,043	4,468
Amortization of purchased intangibles	1,639	1,794	1,670
Total costs and expenses	456,071	378,641	273,541
Loss from operations	(89,451)	(87,032)	(23,703)
Other (expense) income, net
Interest (expense) income	(14,334)	(7,407)	22
Other (expense) income, net	(1,343)	1,213	(493)
Total Other (expense) income, net	(15,677)	(6,194)	(471)
Loss before provision for income taxes	(105,128)	(93,226)	(24,174)
Provision for income taxes	2,466	2,845	858
Net loss	$(107,594)	$(96,071)	$(25,032)

Net loss per share of common stock:
Basic	$(1.63)	$(1.53)	$(0.42)
Diluted	$(1.63)	$(1.53)	$(0.42)

Weighted-average shares used to compute net loss income per share:
Basic	65,888,450	62,593,026	59,203,400
Diluted	65,888,450	62,593,026	59,203,400

(1) Amounts include stock compensation expense, as follows:
Cost of revenue	$6,511	$4,218	$996
Sales and marketing	16,106	10,010	5,374
General and administrative	15,772	12,216	4,921
Product development	27,557	17,661	3,550

(2) Amounts include depreciation and amortization expense, as follows:
Cost of revenue	$10,082	$8,557	$7,831
Sales and marketing	2,268	1,642	1,520
General and administrative	239	908	1,083
Product development	10,237	5,259	3,754

(3) Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$1,913	$1,138	$1,143
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(107,594)	$(96,071)	$(25,032)
Foreign currency translation adjustment	4,604	(93)	(1,896)
Comprehensive loss	$(102,990)	$(96,164)	$(26,928)

See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	59,663,969	60	(2,587,535)	(3)	305,676	(163,135)	(2,535)	140,063
Common stock issued upon exercise of stock options	3,120,404	3	—	—	32,788	—	—	32,791
Common stock issued upon vesting of restricted stock units	361,539	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	14,841	—	—	14,841
Common stock issued under Employee Stock Purchase Plan	150,989	—	—	—	2,480	—	—	2,480
Common stock repurchase	—	—	(93,750)	—	(1,345)	—	—	(1,345)
ASC 606 prior period adjustment	—	—	—	—	—	676	—	676
Issuance of common stock in connection with acquisitions	379,328	—	—	—	8,150	—	—	8,150
Net loss	—	—	—	—	—	(25,032)	—	(25,032)
Other comprehensive loss	—	—	—	—	—	—	(1,896)	(1,896)
Balance at December 31, 2018	63,676,229	64	(2,681,285)	(3)	362,590	(187,491)	(4,431)	170,729
Common stock issued upon exercise of stock options	1,523,018	2	—	—	16,916	—	—	16,918
Common stock issued upon vesting of restricted stock units	1,197,576	1	—	—	999	—	—	1,000
Stock-based compensation	—	—	—	—	25,083	—	—	25,083
Common stock issued under Employee Stock Purchase Plan	146,250	—	—	—	4,142	—	—	4,142
Common stock repurchase	—	—	(28,545)	—	(903)	—	—	(903)
Equity component of convertible senior notes	—	—	—	—	52,900	—	—	52,900
Equity component of convertible senior notes issuance costs	—	—	—	—	(1,986)	—	—	(1,986)
Purchase of capped call option	—	—	—	—	(23,184)	—	—	(23,184)
Net loss	—	—	—	—	—	(96,071)	—	(96,071)
Other comprehensive income	—	—	—	—	—	—	(93)	(93)
Balance at December 31, 2019	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535
Common stock issued upon exercise of stock options	1,683,315	1	—	—	21,353	—	—	21,354
Common stock issued upon vesting of restricted stock units	915,827	1	—	—	—	—	—	1
Common stock as earnout payment in connection with AdvantageTec Inc.	11,508	—	—	—	293	—	—	293
Stock-based compensation	—	—	—	—	36,132	—	—	36,132
Bonus cash payment settled in shares of the Company's common stock	991,905	1	—	—	24,656	—	—	24,657
ASU 2016-13 (Topic 326) Adjustment (See note 1)	—	—	—	—	—	(729)	—	(729)
Common stock issued under Employee Stock Purchase Plan	118,637	—	—	—	4,002	—	—	4,002
Equity component of convertible senior notes	—	—	—	—	162,534	—	—	162,534
Equity component of convertible senior notes issuance costs	—	—	—	—	(3,797)	—	—	(3,797)
Purchase of capped call option	—	—	—	—	(46,058)	—	—	(46,058)
Net loss	—	—	—	—	—	(107,594)	—	(107,594)
Other comprehensive income	—	—	—	—	—	—	4,604	4,604
Balance at December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
See notes to consolidated financial statements.

LIVEPERSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net loss	$(107,594)	$(96,071)	$(25,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	65,946	44,105	14,841
Depreciation and amortization	22,826	16,366	14,188
Loss on disposal	5,147	—	—
Amortization of tenant allowance	—	(516)	(326)
Amortization of purchased intangibles and finance leases	3,552	2,932	2,813
Amortization of debt issuance costs	1,340	956	—
Accretion of debt discount on convertible senior notes	11,564	7,605	—
Change in fair value of contingent consideration	(263)	(328)	—
Provision for doubtful accounts, net	3,211	2,159	1,788
Deferred income taxes	579	(1,207)	(309)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,371	(43,757)	(9,662)
Prepaid expenses and other current assets	23	(4,712)	(12,993)
Contract acquisition costs noncurrent	(6,463)	(13,718)	(1,635)
Other assets	(37)	(30)	(107)
Accounts payable	(733)	3,808	2,199
Accrued expenses and other current liabilities	22,931	(10,882)	(205)
Deferred revenue	(3,118)	33,953	19,005
Decrease in net operating lease asset and liability	8,276	388	—
Deferred tax liability	—	—	—
Other liabilities	47	(209)	214
Net cash provided by (used in) operating activities	33,605	(59,158)	4,779

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(41,641)	(47,582)	(21,938)
Payments for acquisitions and intangible assets, net of cash acquired	(1,835)	(924)	(7,286)
Cash held as collateral	—	—	1,451
Net cash used in investing activities	(43,476)	(48,506)	(27,773)

FINANCING ACTIVITIES:
Principal payments for financing leases	(1,154)	—	—
Repurchase of common stock	—	(903)	(1,345)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	25,355	21,060	35,271
Proceeds from issuance of convertible senior notes	517,500	230,000	—
Payment of issuance costs in connection with convertible senior notes	(11,800)	(8,635)	—
Payment related to contingent consideration	—	(487)	—
Purchase of capped call option	(46,058)	(23,184)	—
Net cash provided by financing activities	483,843	217,851	33,926
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,657	(113)	(598)
CHANGE IN CASH AND CASH EQUIVALENTS	477,629	110,074	10,334
CASH AND CASH EQUIVALENTS - Beginning of the year	176,523	66,449	56,115
CASH AND CASH EQUIVALENTS - End of the year	$654,152	$176,523	$66,449

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$4,651	$3,304	$5,144
Cash paid for interest	$1,931	$848	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,638	$1,198	$190

Leasehold improvements funded by landlord	$—	$—	$1,551
Right of use assets obtained in exchange for operating lease liabilities (1)	$—	$21,588	$—
Right of use assets obtained in exchange for finance lease liabilities	$10,818	$—	$—
Issuance of 38,462 shares of common stock in connection with the Conversable transaction on December 13, 2019	$—	$1,000	$—
Issuance of 85,861 shares of common stock in connection with the BotCentral transaction on January 24, 2018	$—	$—	$1,000
Issuance of 115,385 shares of common stock in connection with the Conversable transaction on September 27, 2018	$—	$—	$2,850
Issuance of 178,082 shares of common stock in connection with the AdvantageTec transaction on October 11, 2018	$—	$—	$4,300
Fair value of contingent earn-out in connection with the acquisition of Conversable recorded in accrued expenses	$—	$—	$1,496
Fair value of contingent earn-out in connection with the acquisition of AdvantageTec recorded in accrued expenses	$—	$—	$876
Issuance of 11,508 shares of common stock as earn-out payment in connection with AdvantageTec Inc.	$293	$—	$—
Issuance of 991,905 shares of common stock to settle cash awards	$24,657	$—	$—

(1) Includes leases that commenced during the year ended December 31, 2020, as well as balances related to leases in existence as of the date of the adoption of Topic 842.
See notes to consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
    LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City. In light of the COVID-19 pandemic and the company’s strong performance working remotely, LivePerson has adopted an “employee-centric” workforce model that does not rely on traditional offices.
    LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “our”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry's largest ecosystems of messaging endpoints and use cases.
    The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (SMS), social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (IVRs) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.
    LivePerson's robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable which approximate fair value at December 31, 2020 because of the short-term nature of these instruments. The Company invests its cash and cash equivalents with financial institutions that it believes are of high quality, and the Company performs periodic evaluations of these instruments and the relative credit standings of the institutions with which it invests. At certain times, the Company’s cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates its risk by depositing its cash balances with high credit, quality financial institutions.
The Company performs ongoing credit evaluations of its customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company’s large number of customers. No single customer accounted for or exceeded 10% of revenue in 2020, 2019 and 2018 No single customer accounted for or exceeded 10% of the Company’s total accounts receivable in 2020 and 2018. Two customers exceeded 10% of the Company's total accounts receivable in 2019.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)

Year Ended December 31,	Beginning Balance	Additions Charged to Costs and Expenses	Deductions / Write-Offs	ASU 2016-13 (Topic 326) Adjustment	Ending Balance
2018	$1,318	$1,788	$(830)	$—	$2,276
2019	$2,276	$2,159	$(1,365)	$—	$3,070
2020	$3,070	$3,211	$(1,666)	$729	$5,344
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation, and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation expense, which includes amortization of internal use software totaled $22.8 million, $16.4 million, and $14.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
    The Company capitalized internal-use software costs of $33.9 million, $29.1 million, and $11.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Goodwill and Intangible Assets
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as two reporting units and has selected September 30 as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company's business. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets.

The Company has the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the Company may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The impairment test involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill.
No goodwill impairment charges have been recorded for any period presented.
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360-10-35, “Accounting for Impairment or Disposal of Long-Lived Assets.”
Acquired intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition.
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
Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There was a loss on disposal of approximately $5.1 million in September 2020. The Company recognized accelerated depreciation of fixed assets that were determined to no longer be of future economic benefit to the Company based on the decision to vacate the leased office space. Please refer to Note 14 for additional information regarding this shift to an employee-centric working model.
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

    Total revenue of $366.6 million, $291.6 million, and $249.8 million was recognized during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

    The Company has made the following accounting policy election and elected to use a practical expedient specific to certain revenue streams, as permitted by the FASB, in applying Topic 606.  The Company utilizes the right-to-invoice practical expedient with regard to the recognition of revenue upon the invoicing of certain revenue streams, as revenue for those streams are billed monthly.

    Under Topic 606, the Company defers all incremental commission costs ("contract acquisition costs") to obtain the contract. The contract acquisition costs, which are comprised of prepaid sales commissions, have balances at December 31, 2020 and 2019 of $41.0 million and $32.0 million, respectively. The Company amortizes these costs over the related period of benefit using the customer expected life that the Company determined to be three to five years which is consistent with the

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)
transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company’s larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee it incurs with the labor provider and its fee for the hosted services through to its customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Gainshare (formerly “Pay for Performance”) arrangements in accordance with ASC-606, ‘‘Principal Agent Considerations’’, the Company acts as a principal in a transaction if it controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional services revenue primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Control for the majority of the Company’s Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the Conversational Cloud platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using time and materials as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed, monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Remaining Performance Obligation

    As of December 31, 2020, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $285.7 million. Approximately 90% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligation pursuant to ASC 606.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)
Hosted Services- Consumer Revenue

    For revenue from the Company’s Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations”, due primarily to the fact that the Expert is the primary obligor. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
Deferred Revenues

    The Company records deferred revenues when cash payments are received or due in advance of its performance. The decrease in the deferred revenue balance for the year ended December 31, 2020 is primarily driven by satisfying our performance obligations and the revenue recognized of approximately $103.2 million that were included in the deferred revenue balance as of December 31, 2019.
    The following table presents deferred revenue by revenue source (amounts in thousands):

	December 31,
	2020	2019
Hosted services – Business	$86,144	$82,892
Hosted services – Consumer	835	687
Professional services – Business	1,869	5,172
Total deferred revenue - short term	$88,848	$88,751

Hosted services – Business	$—	$—
Professional services – Business	409	438
Total deferred revenue - long term	$409	$438
Disaggregated Revenue

    The following table presents the Company's revenues disaggregated by revenue source (amounts in thousands):

	December 31,
	2020	2019	2018
Revenue:
Hosted services – Business	$286,588	$225,705	$197,474
Hosted services – Consumer	29,764	24,480	19,553
Professional services	50,268	41,424	32,811
Total revenue	$366,620	$291,609	$249,838

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)
Revenue by Geographic Location

    The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's revenues attributable to domestic and foreign operations for the years ended (amounts in thousands):

	December 31,
	2020	2019	2018
United States	$230,557	$170,815	$146,702
Other Americas (1)	13,420	11,462	7,315
Total Americas	243,977	182,277	154,017
EMEA (2) (4)	83,326	78,301	71,318
APAC (3)	39,317	31,031	24,503
Total revenue	$366,620	$291,609	$249,838
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenue from the United Kingdom of $53.4 million, $50.4 million, and $46.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. and from the Netherlands of $3.2 million, $10.0 million, and $8.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

	Accounts Receivable (1)	Unbilled Receivable (1)	Contract Acquisition Costs (noncurrent)	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2019	$70,318	$17,302	$31,965	$88,751	$438
Increase (decrease), net	(8,517)	1,320	9,056	97	(29)
Ending Balance as of December 31, 2020	$61,801	$18,622	$41,021	$88,848	$409
(1) These accounts include the $0.7 million adjustment in connection with the adoption of ASU 2016-13 (Topic 326).

Advertising
The Company expenses the cost of advertising and promoting its services as incurred in the sales and marketing expense on the consolidated statement of operations. Such costs totaled approximately $29.1 million, $28.6 million, and $17.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity”, which simplifies the accounting for convertible instruments by eliminating existing accounting models that require separation of a cash conversion or beneficial conversion feature from the host contract. Accordingly, a convertible debt instrument will be accounted as a single liability measured at its amortized cost and a convertible preferred stock will be accounted as a single equity instrument measured at its historical cost, as long as no other embedded features require bifurcation as derivatives and the convertible debt was not issued at a substantial premium. The ASU also simplifies the derivative scope exception for accounting for contracts in an entity's own equity by:

•     removing certain conditions required to meet the settlement criterion
•    clarifying that Instruments that are not indexed to the issuer's own stock must be remeasured at fair value through earnings at each reporting period; and
•    clarifying the scope of reassessment guidance and disclosure requirements in Subtopic 815-40. The ASU also makes targeted improvements to the disclosure requirements for convertible instruments and earnings-per-share guidance.

For SEC filers, excluding smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The ASU specifies that the guidance should be adopted as of the beginning of the annual fiscal year. The Company is assessing and evaluating the impact ASU 2020-06 will have on its consolidated financial statements.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Accounting Policies (Continued)
    In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing what impact ASU 2019-12 will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. Such required disclosures include, but are not limited to, the Company's methodology for estimating its allowance for credit losses. The Company adopted ASU 2016-13 effective January 1, 2020 and applied the guidance using a modified retrospective approach requiring that the Company recognize the cumulative effect of initially applying the impairment standard as an adjustment to opening accumulated deficit for the incremental increase in its allowance for credit losses as of January 1, 2020 over its allowance for bad debts as of December, 31, 2019, which amounted to $0.7 million. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses. As of December 31, 2020, there has not been an impact to accounts receivable from the recent pandemic.

    In January 2017, the FASB issued Accounting Standards Update ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2017-04 in the first quarter of 2020 which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

    In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard aligns the treatment of implementation costs incurred by customers in cloud computing arrangements that are service contracts with the treatment of similar costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the condensed consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the condensed consolidated income statement as the related fees of the arrangement. The Company adopted ASU 2018-15 in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements.

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
Diluted net loss per common share for the year ended December 31, 2020 does not include the effect of options to purchase 7,283,938 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the year ended December 31, 2019 does not include the effect of options to purchase 8,848,907 shares of common stock as the effect of their inclusion is anti-dilutive. Diluted net loss per common share for the year ended December 31, 2018 does not include the effect of options to purchase 8,957,672 shares of common stock as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Year Ended December 31,
	2020	2019	2018
Basic	65,888,450	62,593,026	59,203,400
Effect of assumed exercised options	—	—	—
Diluted	65,888,450	62,593,026	59,203,400

3. Segment Information
The Company accounts for its segment information in accordance with the provisions of ASC 280-10, “Segment Reporting.” ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between independent service providers (“Experts”) and individual consumers (“Users”) seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s consolidated financial statements which are described in the summary of significant accounting policies. The Company allocates cost of revenue, sales and marketing and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs and income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Summarized financial information by segment for the year ended December 31, 2020, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$286,588	$—	$—	$286,588
Hosted services – Consumer	—	29,764	—	29,764
Professional services – Business	50,268	—	—	50,268
Total revenue	336,856	29,764	—	366,620
Cost of revenue	99,394	6,874	—	106,268
Sales and marketing	128,752	21,021	—	149,773
Amortization of purchased intangibles	1,639	—	—	1,639
Unallocated corporate expenses	—	—	198,391	198,391
Operating income (loss)	$107,071	$1,869	$(198,391)	$(89,451)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Segment Information - (Continued)

Geographic Information
    The Company is domiciled in the United States and has international operations in the United Kingdom, Asia-Pacific, Latin America and Western Europe, particularly France and Germany. The following table presents the Company's long-lived assets by geographic region for the periods presented (amounts in thousands):

	December 31,
	2020	2019
United States	$202,275	$177,776
Israel	16,657	16,680
Australia	13,792	13,765
Netherlands	8,301	7,705
Other (1)	16,596	18,677
Total long-lived assets	$257,621	$234,603
(1) United Kingdom, Germany, Japan, France, Italy, Spain, Canada, and Singapore

4. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	December 31,
	2020	2019
Computer equipment and software	$107,666	$92,493
Furniture, equipment and building improvements	—	16,487
Internal-use software development costs	86,454	52,544
Finance lease right-of-use assets	10,045	—
	204,165	161,524
Less: accumulated depreciation and amortization	(98,110)	(85,288)
Total	$106,055	$76,236
    In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. As of December 31, 2020 and 2019, there was approximately $30.5 million, and $25.3 million, respectively, of internal-use software development costs related to projects currently still in development, which are, therefore, not yet subject to amortization. Aggregate depreciation and amortization expense for property and equipment was $22.8 million, $16.4 million and $14.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

5. Goodwill and Intangible Assets

Goodwill
    The changes in the carrying amount of goodwill for the year ended December 31, 2020 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2019	$86,963	$8,024	$94,987
Adjustments to goodwill:
Foreign exchange adjustments	205	—	205
Balance as of December 31, 2020	$87,168	$8,024	$95,192

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets - (Continued)
The changes in the carrying amount of goodwill for the year ended December 31, 2019 are as follows (amounts in thousands):

	Business	Consumer	Total
Balance as of December 31, 2018	$87,007	$8,024	$95,031
Adjustments to goodwill:
Acquisitions	—	—	—
Foreign exchange adjustments	(44)	—	(44)
Balance as of December 31, 2019	$86,963	$8,024	$94,987
    The total accumulated goodwill impairment charges are $23.5 million through December 31, 2020. No impairment was recognized for the years ended December 31, 2020, 2019, and 2018.
Intangible Assets
Intangible assets are summarized as follows (see Note 8) (amounts in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,499	$(26,818)	$3,681	5.4 years
Customer relationships	16,981	(13,982)	2,999	8.4 years
Patents	5,076	(908)	4,168	12.5 years
Other	314	(235)	79	2.2 years
Total	$52,870	$(41,943)	$10,927

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,413	$(25,187)	$5,226	5.3 years
Customer relationships	16,964	(12,958)	4,006	8.4 years
Patents	3,267	(714)	2,553	12.8 years
Other	262	(235)	27	2.7 years
Total	$50,906	$(39,094)	$11,812

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets - (Continued)
Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $2.8 million, $2.9 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
2021	$2,611
2022	2,240
2023	959
2024	756
2025	334
Thereafter	4,027
Total	$10,927

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Liabilities and Other Current Liabilities
The following table presents the detail of accrued liabilities and other current liabilities for the periods presented (amounts in thousands):

	December 31,
	2020	2019
Payroll and other employee related costs	$39,820	$27,920
Professional services, consulting and other vendor fees	38,796	20,382
Unrecognized tax benefits	2,039	2,053
Sales commissions	6,988	9,654
Contingent earn-out (Note 8)	—	557
Restructuring	4,732	314
Non Income Tax	2,954	—
Other	4,541	1,898
Total	$99,870	$62,778

7. Convertible Senior Notes and Capped Call Transactions
March 2019 Convertible Senior Notes
In March 2019, the Company issued $230.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2024 in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “2024 Notes”). The interest on the 2024 Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.
 The 2024 Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting debt issuance costs, paid or payable by us, was approximately $221.4 million.
 Each $1,000 principal amount of the 2024 Notes is initially convertible into 25.9182 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $38.58 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event. The 2024 Notes are not redeemable prior to the maturity date of the 2024 Notes and no sinking fund is provided for the 2024 Notes. If we undergo a fundamental change (as defined in the indenture governing the 2024 Notes) prior to the maturity date, holders may require us to repurchase for cash all or any portion of their 2024 Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Holders of the 2024 Notes may convert their 2024 Notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2024 Notes) per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2024 Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, holders may convert all or any portion of their 2024 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s current intent to settle the principal amount of its outstanding 2024 Notes in cash and any excess in shares of the Company’s common stock.
During the year ended December 31, 2020, the conditions allowing holders of the 2024 Notes to convert were met, and, thus, holders of the 2024 Notes maintain the option to convert their 2024 Notes. No 2024 Notes were converted during the year ended December 31, 2020. The Company continues to classify the 2024 Notes as a long-term liability in its consolidated balance sheet as at December 31, 2020, based on contractual settlement provisions.
The 2024 Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $52.9 million and was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an effective interest rate over the contractual terms of the 2024 Notes.
In accounting for the transaction costs related to the 2024 Notes, the Company allocated the total amount incurred of approximately $8.6 million to the liability and equity components of the 2024 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $6.6 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2024 Notes. Issuance costs attributable to the equity component were approximately $2.0 million and recorded as a reduction of additional paid in capital in stockholders’ equity.
In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2024 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on March 1, 2024, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, failure to deliver, and hedging disruptions. The capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
The remaining term over which the March 2019 Convertible Senior Notes debt discount and debt issuance costs will be amortized is 3.2 years. The effective interest rate on the debt was 4.66% for the year ended December 31 2020.

December 2020 Convertible Senior Notes

In December 2020, the Company issued $517.5 million aggregate principal amount of 0% Convertible Senior Notes due 2026 in a private placement, which amount includes $67.5 million aggregate principal amount of such Notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the “2026 Notes”, and, together with the 2024 Notes, the "Notes").
The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the debt offering, after deducting debt issuance costs, paid or payable by us, was approximately $505.3 million.

Each $1,000 principal amount of the 2026 Notes is initially convertible into 13.2933 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $75.23 per share. The conversion

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. If we undergo a fundamental change (as defined in the indenture governing the 2026 Notes) prior to the maturity date, holders may require us to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

It is the Company’s current intent to settle the principal amount of its outstanding 2026 Notes in cash and any excess in shares of the Company’s common stock.
As of December 31, 2020, the conditions allowing holders of the 2026 Notes to convert were not met.

The 2026 Notes are senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively subordinated to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company.
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $162.5 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an effective interest rate over the contractual terms of the 2026 Notes.

In accounting for the transaction costs related to the 2026 Notes, the Company allocated the total amount incurred of approximately $12.2 million to the liability and equity components of the 2026 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.5 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2026 Notes. Issuance costs attributable to the equity component were approximately $3.7 million and recorded as a reduction of additional paid in capital in stockholders’ equity.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $75.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The capped calls have initial cap prices of $105.58 per share, subject to certain adjustment events. The capped calls cover, subject to anti-dilution adjustments, approximately 6.88 million shares of common stock. The capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The capped calls expire on December 15, 2026, subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including changes in law, failure to deliver, and hedging disruptions. The capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

The remaining term over which the December 2020 Convertible Senior Notes debt discount and debt issuance costs will be amortized is 5.9 years. The effective interest rate on the debt was 6.61% for the year ended December 31 2020.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of December 31, 2020	As of December 31, 2019
Principal	$747,500	$230,000
Unamortized discount	(196,269)	(45,295)
Unamortized issuance costs	(12,799)	(5,693)
Net carrying amount	$538,432	$179,012
The net carrying amount of the equity component of the Notes was as follows (in thousands):

	As of December 31, 2020	As of December 31, 2019
Proceeds allocated to the conversion options (debt discount)	$215,434	$52,900
Issuance costs	(5,783)	(1,986)
Net carrying amount	$209,651	$50,914
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Contractual interest expense	$1,725	$1,438
Amortization of issuance costs	1,340	956
Amortization of debt discount	11,564	7,605
Total interest expense	$14,629	$9,999

Interest expense of $14.6 million is reflected as a component of interest (expense) income, net in the accompanying consolidated statement of operations for the year ended December 31, 2020.
8.Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable the conversational experience across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which includes approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out is contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During 2019, the Company recorded a $0.2 million fair value re-measurement adjustment and made payments of $0.5 million in earn-out consideration. The Company settled the remaining contingent earn-out of approximately $0.3 million in stock. As of December 31, 2020, there are no additional contingent earn-out payments.
    The purchase price allocation resulted in approximately $9.1 million of goodwill and approximately $2.2 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BotCentral, Inc.
    In January 2018, the Company acquired the employees and technology assets of BotCentral, Inc., a Silicon Valley based startup, for an approximate purchase price of $1.0 million in common stock of the Company. The Company incurred an additional $0.2 million related to acquisition costs. This transaction was accounted for as an asset purchase. The aggregate amount of approximately $0.2 million is included in intangibles on the Company’s consolidated balance sheet. With the team’s expertise and knowledge of the Conversational Cloud platform, the team is bringing valuable insight for the Company’s customers and partners, and enabling the Company to more rapidly optimize its bot deployment capabilities, and grow the ecosystem. BotCentral, Inc. will be included in the Company’s business segment. The results of this acquisition were not significant to the results of operations for the year ended December 31, 2018.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.Fair Value Measurements
    The Company measures its cash equivalents at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2020 and December 31, 2019, are summarized as follows (amounts in thousands).

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$328,195	$—	$—	$328,195	$2,899	$—	$—	$2,899
Total assets	$328,195	$—	$—	$328,195	$2,899	$—	$—	$2,899

Liabilities:
Contingent earn-out	$—	$—	$—	$—	$—	$—	$557	$557
Total liabilities	$—	$—	$—	$—	$—	$—	$557	$557
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Fair Value Measurements - (continued)
As of December 31, 2020 the fair value of the Notes issued in the two Convertible Senior Note transactions, as further described in Note 7 above, was approximately $557.5 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique and is considered a Level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec Inc. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2020, the contingent earn-out decreased by $0.6 million due to a decrease in re-measurement to fair value of AdvantageTec Inc, Inc. of approximately $0.3 million and payments of approximately $0.3 million in shares.
The changes in fair value of the Level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	December 31,
	2020	2019
Balance, Beginning of year	$557	$2,372
Conversable, Inc. fair value adjustment (see Note 8)	—	(496)
AdvantageTec, Inc. fair value adjustment (see Note 8)	(263)	168
Payments	(294)	(1,487)
Balance, End of year	$—	$557

10. Commitments and Contingencies
Contractual Obligations
    The Company has entered into various non-cancelable operating lease agreements for certain of our offices and vehicles. We have also entered into various non-cancelable finance lease agreements for certain network equipment. The leases have initial lease terms ranging from 1 to 12 years. Payments due under the lease contracts include primarily fixed payments. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
    The Company has evaluated its facility leases and determined which leases met the definition of the new standard in accordance with Topic 842. The Company also performed an evaluation of their other contracts with suppliers in accordance with Topic 842 and have determined that, except for the facilities, car, and network equipment leases described above, none of its supply contracts contain a lease. Further, the Company has made an accounting policy election to keep leases with a term of twelve months or less off the balance sheet. This policy applies to all classes of the underlying assets. The Company will recognize those lease payments and associated interest expense in the consolidated statement of operations evenly over the lease term.
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
    The determination of the discount rate used to calculate the present value of the right-of-use assets and lease liabilities depends on whether an interest rate is implicit in the lease or not. If a rate is implicit in the lease, that rate is used when calculating the present value of lease payments. If the rate is not readily determinable, which is generally the case for the Company, the Company’s incremental borrowing rate (“IBR”) as of the date of inception of the lease is used (for initial measurement, the IBR was determined as of the adoption date of the standard). The IBR is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The Company used a ratings benchmark report against its peers in the technology sector.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)
    The Company has operating and finance leases for its corporate offices and other service agreements. The Company's leases have remaining lease terms of 1 to 5 years, some of which include options to extend. The Company's lease expense for the year ended December 31, 2020 consisted of operating and finance leases was approximately $13.5 million.
Operating leases are included in operating lease right of use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s consolidated balance sheets.
On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees will work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during the twelve months ended December 31, 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated ROU assets between the decision date, which was determined to be July 13, 2020 and the cease use date. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. Additionally, the Company recognized accelerated depreciation of fixed assets that were determined to no longer be of future economic benefit to the Company based on the decision to vacate the leased office space. Lease restructuring expenses of $24.3 million are included in restructuring costs in the condensed consolidated statements of operations for the twelve months ended December 31, 2020. The Company also incurred other non-recurring expenses of $5.1 million in restructuring costs in the condensed consolidated statements of operations for the twelve months ended December 31, 2020 associated with the transition to an employee-centric workforce model that does not rely on traditional offices. These expenses include termination penalties, moving expenses, storage expenses and incremental legal and consulting fees. The associated liability is presented on the condensed consolidated balance sheets within accrued expenses and other current liabilities as of December 31, 2020. Subsequent adjustments to these liabilities, including final settlement of the amounts, will be reflected in future period earnings.
Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	4,901	6,963
Operating cash flows for finance leases	88	—
Financing cash flows for finance leases	1,154	—

The components of lease costs for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	772	—
Interest	88	—
Operating lease cost	12,649	12,984
Total lease cost	13,509	12,984

    Supplemental balance sheet information related to leases is as follows:

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)

	As of December 31, 2020	As of December 31, 2019
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset, net	614	15,680

Current operating lease liability	5,718	6,602
Long term operating lease liability	7,180	12,865
Total operating lease liability	12,898	19,467

Finance Leases
Right-of-use asset, net	10,045	—

Current finance lease liability	3,488	—
Long term finance lease liability	6,176	—
Total finance lease liability	9,664	—

Weighted Average Remaining Lease Term
Operating leases	3.0 years	3.5 years
Finance leases	2.8 years	—

Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	—

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$6,377	3,814
2022	3,804	3,814
2023	1,955	2,572
2024	1,166	—
2025	632	—
Thereafter	263	—
Total minimum lease payments	$14,197	$10,200
Less: present value adjustment	(1,299)	(536)
Total lease liability	$12,898	$9,664
The timing and amounts of future minimum lease payments under non-cancellable operating leases in the above table may be subject to change as a result of the restructuring (see Note 14).

Rental expense for operating leases and other service agreements was approximately $13.5 million, $13.0 million and $10.9 million for the years ended December 31, 2020, 2019 and 2018 respectively.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)
Employee Benefit Plans
    The Company has a 401(k) defined contribution plan covering all eligible employees. In 2018, the Company provided for employer matching contributions equal to 50% of employee contributions, up to the lesser of 5% of eligible compensation or $6,000. Matching contributions are deposited into the employee’s 401(k) account and are subject to 5 year graded vesting. Beginning in 2019, the Company’s 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Total Company matching contributions were $3.1 million, $3.2 million, and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Letters of Credit
    As of December 31, 2020, the Company has a $0.1 million letter of credit outstanding substantially in favor of a certain landlord for office space. In addition, the Company has a letter of credit totaling $0.1 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. As a result of our transition to an employee-centric workforce model that does not rely on traditional offices, there were two draws against our letter of credit in the aggregate amount of $1.8 million in connection with exiting leases in Alpharetta Georgia and Israel during the twelve months ended December 31, 2020.

Indemnifications
The Company enters into service and license agreements in its ordinary course of business. Pursuant to some of these agreements, the Company agrees to indemnify certain customers from and against certain types of claims and losses suffered or incurred by them as a result of using the Company’s products.
The Company also has agreements whereby its executive officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2020 and 2019.

Non-Income Related Taxes
The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest in these states and has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for the Company to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. There has not been any significant changes in the Company’s process of finalizing its sales tax liability nor in the overall accrued amount.

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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies - (continued)
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and the carrying value of the goodwill and other long-lived assets. While there was not any significant impact to the operations of the Company, during the twelve months ended December 31, 2020, the Company moved to an employee-centric model under which employees will work remotely rather than in traditional offices due to concerns about COVID-19. As a result of this decision, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets (“ROU assets”) for 14 leases within its global lease portfolio, which is a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2020. Refer to earlier paragraphs of this Note 10 for a detailed discussion of the impacts of this lease restructuring.

The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in other material impacts to the Company’s consolidated financial statements in future reporting periods.

11. Stockholders’ Equity
Common Stock
In November 2019, the Company filed an amendment to its Certificate of Incorporation to authorize an additional 100,000,000 shares of common stock. As December 31, 2020, there were 200,000,000 shares of common stock authorized, and 70,264,265 and 67,554,435 shares issued and outstanding, respectively. As of December 31, 2019, there were 200,000,000 shares of common stock authorized, and 66,543,073 and 63,833,243 shares issued and outstanding, respectively. The par value for the common stock is $0.001 per share.
Preferred Stock
    As of December 31, 2020 and 2019, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for the preferred stock is $0.001 per share.
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)
The per share weighted average fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $13.84, $12.12, and $6.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Dividend yield	—%	—%	—%
Risk-free interest rate	0.26% – 0.66%	1.66% – 3.05%	2.5% – 3.1%
Expected life (in years)	5.0	5.0	5.0
Historical volatility	46.50% – 53.91%	43.42% – 44%	43.5% – 48.4%
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
On April 29, 2020, the Company's Board of Directors adopted, and on June 11, 2020, the company's stockholders approved, certain amendments to the 2019 Stock Incentive Plan, including an increase in the number of shares authorized for issuance by 3,000,000 new shares.
The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 35,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of December 31, 2020, approximately 3.3 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through December 31, 2020).

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
On April 11, 2019, the Company’s Board of Directors adopted, and on June 6, 2019, the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the ‘‘2019 Employee Stock Purchase Plan’’) to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of December 31, 2020, approximately 0.8 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through December 31 2019).

Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company’s Board of Directors amended and restated the 2018 Plan (the ‘‘Amended 2018 Plan’’). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, constituting 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of December 31, 2020, approximately 1.2 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through December 31, 2020).

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)
Stock Option Activity
    A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2017	7,959	$10.71
Granted	2,033	15.00
Exercised	(3,120)	10.70
Cancelled or expired	(606)	10.03
Balance outstanding at December 31, 2018	6,266	$12.13	6.55	$43,348
Options vested and expected to vest	5,550	$11.89	6.28	$39,521
Options exercisable at December 31, 2018	3,278	$11.12	4.64	$25,367

Balance outstanding at December 31, 2018	6,266	$12.13
Granted	1,425	29.76
Exercised	(1,523)	11.12
Cancelled or expired	(369)	14.76
Balance outstanding at December 31, 2019	5,799	$16.57	6.79	$119,064
Options vested and expected to vest	5,096	$15.29	6.49	$110,934
Options exercisable at December 31, 2019	2,901	$12.03	4.95	$72,424

Balance outstanding at December 31, 2019	5,799	$16.57
Granted	737	31.21
Exercised	(1,683)	12.69
Cancelled or expired	(521)	23.27
Balance outstanding at December 31, 2020	4,332	$19.78	6.79	$183,825
Options vested and expected to vest	1,470	$23.88	8.19	$56,382
Options exercisable at December 31, 2020	2,280	$14.80	5.40	$108,128
The total fair value of stock options exercised during the years ended December 31, 2020 and 2019 was approximately $10.0 million and $8.0 million, respectively. As of December 31, 2020, there was approximately $17.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity - (continued)

Restricted Stock Unit Activity
    A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2017	873	$8.29	$10,053
Awarded	2,568	17.02	—
Released	(361)	9.49	—
Forfeited	(390)	9.49	—
Non-vested and outstanding at December 31, 2018	2,690	$15.81	$50,756

Balance outstanding at December 31, 2018	2,690	$15.81	$50,756
Awarded	1,979	30.99	—
Released	(1,197)	14.24	—
Forfeited	(423)	20.28	—
Non-vested and outstanding at December 31, 2019	3,049	$24.73	$112,848

Balance outstanding at December 31, 2019	3,049	$24.73	$112,848
Awarded	2,530	26.51	—
Released	(1,906)	23.40	—
Forfeited	(723)	25.19	—
Non-vested and outstanding at December 31, 2020	2,950	$27.00	$183,781
Expected to vest	1,939	$26.17	$120,674
        RSUs granted to employees generally vest over a three to four-year period, or upon achievement of certain performance conditions. As of December 31, 2020, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $66.8 million and the weighted-average remaining vesting period was 2.8 years.
    For the year ended December 31, 2020, the Company accrued approximately $20.4 million and $8.9 million for cash awards related to bonus and for the achievement of long term incentive plan awards, respectively, to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying consolidated financial statements. For the year ended December 31, 2019, the Company accrued approximately $19.0 million in cash awards to be settled in shares of the Company's stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying consolidated financial statements.
Stock-based compensation expense recognized in the Company’s consolidated statements of operations and cash flows was $65.9 million and $44.1 million for the years ended December 31, 2020 and 2019, respectively.

12. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson LTD Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 of $30.2 million, $48.5 million and $55.4 million, respectively. An increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity during 2020. An increase in the valuation allowance in the amount of $25.0 million was recorded as an expense and a decrease of $6.7 million related to the issuance of convertible notes was charged to equity during 2019.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), the Company’s use of its federal net operating loss (“NOL”) carryforwards may be limited if the Company experiences an ownership change, as defined in Section 382 of the Code. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Corresponding provisions of state law may limit the Company’s ability to utilize NOL carryforwards for state tax purposes. As of December 31, 2020, the Company had approximately $311.7 million of federal NOL carryforwards available to offset future taxable income. Included in this amount is $5.1 million of federal NOL carryovers from the Company’s acquisition of Proficient in 2006. Approximately $41.2 million of these federal NOL carryforwards were generated in taxable years ending on or before December 31, 2017 and will expire in various years through 2037. Federal NOL carryforwards generated in taxable years ending after December 31, 2017, do not expire, but generally may only offset up to 80% of federal taxable income earned in a taxable year.
The domestic and foreign components of income (loss) before provision for income taxes consist of the following (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(113,689)	$(105,961)	$(38,078)
Israel	2,214	2,791	3,163
United Kingdom	536	5,377	3,690
Netherlands	3,398	(465)	3,235
Australia	1,663	716	686
Germany	243	3,854	2,900
Other (1)	507	462	230
	$(105,128)	$(93,226)	$(24,174)
(1) Includes Japan and France
No additional provision has been made for U.S. income taxes on the undistributed earnings of its Israeli subsidiary, LivePerson Ltd. (formerly HumanClick Ltd.), as such earnings have been taxed in the U.S. and accumulated earnings of the Company’s other foreign subsidiaries are immaterial through December 31, 2020.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income taxes:
U.S. Federal	$(581)	$(452)	$(1,932)
State and local	59	89	67
Foreign	2,408	4,415	3,032
Total current income taxes	1,886	4,052	1,167

Deferred income taxes:
U.S. Federal	(151)	126	(295)
State and local	459	135	(28)
Foreign	272	(1,468)	14
Total deferred income taxes	580	(1,207)	(309)
Total provision for income taxes	$2,466	$2,845	$858
The difference between the total income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	4.82%	2.95%	3.30%
Non-deductible expenses – stock based compensation	(1.21)%	1.82%	4.73%
Global Intangible Low Tax Income Inclusion	—%	(2.29)%	(7.99)%
Non-deductible expenses – Other	0.14%	(0.37)%	(0.28)%
Non-deductible excess compensation	(5.52)%	(1.20)%	(2.30)%
Foreign taxes	(3.98)%	(1.86)%	(1.34)%
Valuation allowance	(30.87)%	(26.42)%	(28.91)%
Stock based compensation - excess tax benefit	9.93%	6.18%	6.10%
Other	3.34%	(2.86)%	2.09%
Total provision	(2.35)%	(3.05)%	(3.60)%

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The effects of temporary differences and federal NOL carryforwards that give rise to significant portions of federal deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below (amounts in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$78,651	$49,423
Foreign Tax Credit	1,222	—
Original Issue Discount	16,464	5,201
Interest	1,986	875
Operating lease liability	5,150	3,306
Accounts payable and accrued expenses	7,289	5,934
Non-cash compensation	7,401	4,195
Intangibles amortization	3,620	3,273
Allowance for doubtful accounts	954	419
Total deferred tax assets	122,737	72,626
Less valuation allowance	(55,357)	(48,451)
Deferred tax assets, net of valuation allowance	67,380	24,175
Deferred tax liabilities:
Property and equipment	(10,048)	(6,361)
Goodwill amortization and contingent earn-out adjustments	(5,294)	(3,430)
Convertible Notes Issuance	(49,118)	(11,055)
Operating lease right of use asset	(2,511)	(2,504)
Total deferred tax liabilities	(66,971)	(23,350)
Net deferred tax assets (liabilities)	$409	$825
We have income tax NOL carryforwards related to federal and Australian income tax carryforwards of $311.7 million and $2.0 million respectively. The Australian NOLs can be carried forward indefinitely. $270.4 million of the federal NOLs can be carried forward indefinitely. $6.0 million of the federal NOLs will expire between 2021 and 2026, and $35.2 million will expire between 2036 and 2037. We have $221.9 million of state NOLs, of which $47.3 million can be carried forward indefinitely and $174.6 million expire between 2023 and 2040.
ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The Company had unrecognized tax benefits of $3.6 million as of December 31, 2020 and $2.0 million as of December 31, 2019, respectively. Accrued interest and penalties included in the Company's liability related to unrecognized tax benefits and recorded in accrued expenses and other current liabilities were immaterial at December 31, 2020 and 2019.

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Unrecognized tax benefits balance at January 1	$2,053	$1,921
Gross decrease for tax positions of prior years	(438)	—
Gross increase for tax positions of current years	2,984	584
Decrease due to expiration of statue	—	(452)
Decrease due to settlement	(984)	—
Gross unrecognized tax benefits at December 31	$3,615	$2,053
The tax years subject to examination by major tax jurisdictions include the years 2015 and forward for U.S states and New York City, the years 2016 and forward for U.S. Federal, and the years 2015 and forward for certain foreign jurisdictions.

Tax Legislation
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. As a result of the CARES Act, the Company filed refund claims relating to prior years totaling $0.6 million.

13. Legal Matters
    The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (‘‘[24]7’’) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company’s intellectual property and other claims asserted against [24]7 is set for May 24, 2021. Trial for [24]7’s patent infringement claims has been vacated, to be reset after the trial on the Company's claims. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.
The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.
    From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Legal Matters - (Continued)
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

LIVEPERSON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.Restructuring Costs
In response to the COVID-19 pandemic, the Company went through a re-evaluation of its real estate needs. In connection with this re-evaluation, and the success the Company has had working remotely, it was decided in July 2020 that the Company would significantly reduce the real estate space it leases. This decision resulted in the significant reduction of the real estate space leased by the Company and the removal of the associated ROU assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company's leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric workforce model that does not rely on traditional offices.
    On top of the lease restructuring costs, the Company went through a further restructuring related to costs associated with re-prioritizing and reallocating resources to focus on areas showing high growth potential.
The expenses associated with these restructuring events were approximately $29.4 million, $2.0 million, and $4.5 million during the years ended December 31, 2020, 2019, and 2018, respectively, and is classified in the consolidated statements of operations as restructuring costs. The restructuring liability was approximately $4.7 million and $0.3 million as of December 31, 2020 and 2019, respectively, and is classified as accrued expenses and other current liabilities on the consolidated balance sheets.
    The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2020	December 31, 2019
Balance, Beginning of the year	$314	$977
Lease restructuring costs	5,034	—
Severance and other associated costs	5,090	2,043
Cash payments	(5,706)	(2,706)
Balance, End of year	$4,732	$314
    The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented (amounts in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Lease restructuring costs:
ROU assets write down	$13,938	$—	$—
Abandonment of property and equipment	5,147	—	—
Other lease restructuring costs	5,245	—	—
Total Lease restructuring costs	$24,330	$—	$—

Severance and other associated costs	$5,090	$2,043	$4,468
Total restructuring costs	$29,420	$2,043	$4,468

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm. Their attestation report is included herein.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
LivePerson, Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited LivePerson, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 8, 2021 expressed an unqualified opinion thereon.
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
March 8, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the sections captioned “Matters to be Considered at Annual Meeting — Election of Directors,” “Executive Officers,” “Board Committees and Meetings — Audit Committee,” “Codes of Conduct and Corporate Governance Documents” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders.
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in the definitive proxy statement for our 2020 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the sections captioned “Ownership of Securities,” “Potential Payments Upon Termination or Change-in-Control” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Director Independence” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section captioned “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements.
Incorporated by reference to the index of consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
2.Financial Statements Schedules.
None.
3.Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
    None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2021.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2021.

Signature	Title(s)

/s/Robert P. LoCascio	Chief Executive Officer and Chairman of the Board of Directors
Robert P. LoCascio	(Principal Executive Officer)

/s/ John D. Collins	Chief Financial Officer
John D. Collins	(Principal Financial Officer)

/s/ Daryl J. Carlough	Senior Vice President, Global and Corporate Controller
Daryl J. Carlough	(Principal Accounting Officer)

/s/ Peter Block	Director
Peter Block

/s/ Kevin C. Lavan	Director
Kevin C. Lavan

/s/ Jill Layfield	Director
Jill Layfield

/s/ Fred Mossler	Director
Fred Mossler

/s/ William G. Wesemann	Director
William G. Wesemann

EXHIBIT INDEX

Number	Description
2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to the identically numbered exhibit in the Current Report on Form 8-K filed on June 22, 2006)

2.2
Agreement and Plan Merger, dated as of November 5, 2014, among LivePerson,Inc. Catalyst Lightning LLC, Contact At Once!, LLC and Fulcrum Growth Fund II QP, LLC (incorporated by reference to Exhibit 2.1 to LivePerson’s Current Report on Form 8-K filed on November 12, 2014 (File No. 000-30141))

3.1(a)
Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to the identically-numbered exhibit to LivePerson’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed March 30, 2001 (the “2000 Form 10-K”))

3.1(b)
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation effective as of November 12, 2019 (incorporated by reference to Exhibit 4.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to the identically-numbered exhibit to the 2000 Form 10-K)

4.1
Specimen common stock certificate (incorporated by reference to the identically-numbered exhibit to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689) (“Registration No. 333-96689”))

4.2
Second Amended and Restated Registration Rights Agreement, dated as of January 27, 2000, by and among LivePerson, the several persons and entities named on the signature pages thereto as Investors, and Robert LoCascio (incorporated by reference to the identically-numbered exhibit to Registration No. 333-96689)

4.3
Indenture, dated as of March 4, 2019, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K filed on March 5, 2019 (File No. 000-30141))

4.4	Form of 0.750% Convertible Senior Notes due 2024 (included within the Indenture filed as Exhibit 4.3 hereto)

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.6
Indenture, dated as of December 4, 2020, by and between LivePerson, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

4.7	Form of 0% Convertible Senior Notes due 2026 (included within the Indenture filed as Exhibit 4.6 hereto)

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

10.8*
Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014(incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q filed onMay 9, 2014) (File No. 000-30141))

10.9*
Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.5 (B) to LivePerson’s Quarterly Report on Form 10-Q filed on November 9, 2017) (File No. 000-30141))

10.10*
Amendment to Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of February 9, 2018 (incorporated by reference to Exhibit 10.11 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.11*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.12*
Form of Restricted Stock Unit Award Agreement for Robert Locascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.13*
Inducement Plan dated January 19, 2018 (incorporated by reference to Exhibit 10.14 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.14*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.15*
Agreement between LivePerson and Alex Spinelli, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.16*
Agreement between LivePerson and Chris Greiner, dated as of February 19, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.17*
Long Term Incentive Plan dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 6, 2018 (File No. 000-30141))

10.18*
Separation Agreement General Release between LivePerson and Eran Vanounou, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 6, 2018 (File No. 000-30141))

10.19
Form of Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 5, 2019 (000-30141))

10.20
Form of Additional Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 14, 2019 (000-30141))

10.21*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No.000-30141))

10.22*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc.and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 toLivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

10.23*	LivePerson, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to LivePerson’s Registration Statement on Form S-8 filed on August 14, 2020 (File No. 333-245808))
10.24*	LivePerson, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to LivePerson’s Registration Statement on Form S-8 filed on November 13, 2019 (File No. 333-234676))
10.25
Form of Base Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

10.26
Form of Additional Capped Call Transaction Confirmation relating to the 0% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 10.2 to LivePerson’s Current Report on Form 8-K/A filed on December 10, 2020 (File No. 000-30141))

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