Form 10-Q
period 2021-03-31
LIVEPERSON INC
filed 2021-05-07
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 4, 2021, 68,953,584 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
March 31, 2021
FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends), management strategies and the COVID-19 pandemic. Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2021 in the section entitled “Item 1A — Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I. Financial Information
Item 1. Financial Statements

LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2021	December 31, 2020
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$668,225	$654,152
Accounts receivable, net of allowances of $5,396 and $5,344 as of March 31, 2021 and December 31, 2020, respectively	92,263	80,423
Prepaid expenses and other current assets	19,965	14,236
Total current assets	780,453	748,811
Operating lease right of use asset	437	614
Property and equipment, net	111,314	106,055
Contract acquisition costs	40,855	41,021
Intangibles, net	11,058	10,927
Goodwill	95,087	95,192
Deferred tax assets	3,620	2,032
Other assets	1,713	1,780
Total assets	$1,044,537	$1,006,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,626	$14,115
Accrued expenses and other current liabilities	96,346	99,870
Deferred revenue	108,415	88,848
Operating lease liability	5,097	5,718
Total current liabilities	223,484	208,551
Deferred revenue, net of current portion	573	409
Convertible senior notes, net	547,159	538,432
Other liabilities	5,411	6,304
Operating lease liability, net of current portion	6,170	7,180
Deferred tax liability	1,723	1,622
Total liabilities	784,520	762,498

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 71,351,202 and 70,264,265 shares issued, 68,641,372 and 67,554,435 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	71	70
Additional paid-in capital	674,695	635,672
Treasury stock; 2,709,830 shares	(3)	(3)
Accumulated deficit	(413,080)	(391,885)
Accumulated other comprehensive (loss) income	(1,666)	80
Total stockholders’ equity	260,017	243,934
Total liabilities and stockholders’ equity	$1,044,537	$1,006,432

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$107,891	$78,088
Costs and expenses (1) (2)
Cost of revenue (3)	33,519	22,820
Sales and marketing	36,953	42,680
General and administrative	14,486	16,469
Product development	33,455	25,716
Restructuring costs	2,732	3,190
Amortization of purchased intangibles	375	405
Total costs and expenses	121,520	111,280
Loss from operations	(13,629)	(33,192)
Other (expense) income, net
Interest expense, net	(9,129)	(2,791)
Other income (expense), net	712	(667)
Total other (expense) income, net	(8,417)	(3,458)
Loss before (benefit from) provision for income taxes	(22,046)	(36,649)
(Benefit from) provision for income taxes	(851)	352
Net loss	$(21,195)	$(37,001)

Net loss per share of common stock:
Basic	$(0.31)	$(0.57)
Diluted	$(0.31)	$(0.57)

Weighted-average shares used to compute net loss per share:
Basic	67,901,809	64,388,850
Diluted	67,901,809	64,388,850

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,895	$1,249
Sales and marketing	3,782	5,138
General and administrative	2,650	2,727
Product development	6,284	5,581

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,534	$2,373
Sales and marketing	603	667
General and administrative	60	105
Product development	3,408	2,392

(3) Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$1,175	$284

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(21,195)	$(37,001)
Foreign currency translation adjustment	(1,746)	2,469
Comprehensive loss	$(22,941)	$(34,532)

See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	209,185	—	—	—	2,617	—	—	2,617
Common stock issued upon vesting of restricted stock units	454,508	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,225	—	—	9,225
Cash awards settled in shares of the Company's common stock	400,700	—	—	—	25,925	—	—	25,925
Common stock issued under Employee Stock Purchase Plan	22,544	—	—	—	1,257	—	—	1,257
Net loss	—	—	—	—	—	(21,195)	—	(21,195)
Other comprehensive loss	—	—	—	—	—	—	(1,746)	(1,746)
Balance at March 31, 2021	71,351,202	$71	(2,709,830)	$(3)	$674,695	$(413,080)	$(1,666)	$260,017

Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2019	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535
Common stock issued upon exercise of stock options	199,215	—	—	—	1,955	—	—	1,955
Common stock issued upon vesting of restricted stock units	203,690	—	—	—	—	—	—	—
Common stock as earn-out payment in connection with AdvantageTec Inc.	11,508	1	—	—	293	—	—	294
Stock-based compensation	—	—	—	—	9,519	—	—	9,519
Cash awards settled in shares of the Company's common stock	991,905	—	—	—	24,656	—	—	24,656
ASU 2016-13 (Topic 326) Adjustment (See note 1)	—	—	—	—	—	(729)	—	(729)
Common stock issued under Employee Stock Purchase Plan	50,818	—	—	—	1,626	—	—	1,626
Net loss	—	—	—	—	—	(37,001)	—	(37,001)
Other comprehensive loss	—	—	—	—	—	—	$(2,469)	(2,469)
Balance at March 31, 2020	68,000,209	$68	(2,709,830)	$(3)	$474,606	$(321,292)	$(6,993)	$146,386
See Notes to Condensed Consolidated Financial Statements (unaudited).

LIVEPERSON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(21,195)	$(37,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	14,611	14,695
Depreciation and amortization	6,605	5,538
Amortization of tenant allowance	—	(129)
Amortization of purchased intangibles and finance leases	1,550	689
Amortization of debt issuance costs	609	298
Accretion of debt discount on convertible senior notes	8,118	2,368
Changes in fair value of contingent consideration	—	(263)
Provision for doubtful accounts, net	801	615
Deferred income taxes	(1,595)	212

Changes in operating assets and liabilities:
Accounts receivable	(13,658)	24,112
Prepaid expenses and other current assets	(5,822)	(1,878)
Contract acquisition costs noncurrent	(436)	(2,445)
Other assets	47	(7)
Accounts payable	(1,920)	(3,412)
Accrued expenses and other current liabilities	17,208	2,987
Deferred revenue	21,642	(2,473)
Operating lease liabilities	(1,441)	390
Other liabilities	105	(3)
Net cash provided by operating activities	25,229	4,293

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(10,630)	(10,805)
Payments for intangible assets	(807)	(225)
Net cash used in investing activities	(11,437)	(11,030)

FINANCING ACTIVITIES:
Principal payments for financing leases	(859)	—
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	3,874	3,098
Net cash provided by financing activities	3,015	3,098
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,734)	(1,405)
CHANGE IN CASH AND CASH EQUIVALENTS	14,073	(5,044)
CASH AND CASH EQUIVALENTS - Beginning of the period	654,152	176,523
CASH AND CASH EQUIVALENTS - End of the period	$668,225	$171,479

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$329	$1,337
Cash paid for interest	$957	$863

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,530	$1,408
Issuance of 11,508 shares of common stock as earn-out payment in connection with AdvantageTec Inc.	$—	$294
Issuance of shares of common stock to settle cash awards	$25,925	$24,656
Right of use assets obtained in exchange for operating lease liabilities (1)	$—	$1,406
Fair value of contingent earn-out in connection with the acquisition of AdvantageTec Inc. recorded in accrued expenses	$132	$—

(1) Includes leases that commenced during the year ended December 31, 2020, as well as balances related to leases in existence as of the date of the adoption of Topic 842.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business and Basis of Presentation
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “us”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry's largest ecosystems of messaging endpoints and use cases.
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
•improving the overall customer experience, thereby fueling customer satisfaction score increases of up to 20 percentage points, and enhancing retention and loyalty;
•more convenient, personalized and content-rich conversations that increase sales conversion by up to 20%, increase average order value and reduce abandonment;
•more satisfied contact center agents, thereby reducing agent churn by up to 50%;
•a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms;
•leverage of spending that drives visitor traffic by increasing visitor conversions;
•refinement and improvement of performance by understanding which initiatives deliver the highest rate of return; and
•increased lead generation through a single platform that engages consumers through advertisements and listings on branded and third-party websites.

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
To further enhance our platform, in September 2020 LivePerson signed a partnership with Infosys, a leader in next-generation digital services and consulting. The Company is working with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud to sell into their channels and global enterprise customer base, and to redefine how the world’s top brands communicate.

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

Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of March 31, 2021, and the consolidated results of operations, comprehensive loss and cash flows for the interim periods ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2021.

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
Many of the Company’s estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. The Company will continue to monitor the effects of the COVID-19 pandemic, and its estimates and judgments may change materially as new events occur or additional information becomes available.

Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity”, which simplifies the accounting for convertible instruments by eliminating existing accounting models that require separation of a cash conversion or beneficial conversion feature from the host contract. Accordingly, a convertible debt instrument will be accounted as a single liability measured at its amortized cost and a convertible preferred stock will be accounted as a single equity instrument measured at its historical cost, as long as no other embedded features require bifurcation as derivatives and the convertible debt was not issued at a substantial premium. The ASU also simplifies the derivative scope exception for accounting for contracts in an entity's own equity by:

•removing certain conditions required to meet the settlement criterion
•clarifying that instruments that are not indexed to the issuer's own stock must be remeasured at fair value through earnings at each reporting period
•clarifying the scope of reassessment guidance and disclosure requirements in Subtopic 815-40.

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

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expenses among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted ASU 2019-12 in the first quarter of 2021 and determined that the ASU had no material impact on its condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Revenue Recognition
The majority of the Company’s revenue is generated from monthly service revenues and related professional services from the sale of the LivePerson services. Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2021.

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

Total revenue of $107.9 million and $78.1 million was recognized during the three months ended March 31, 2021 and 2020, respectively.

Under Topic 606, the Company defers all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs, which consist of prepaid sales commissions, have balances as of March 31, 2021 and December 31, 2020 of $40.9 million and $41.0 million, respectively. The Company amortizes these costs over the related period of benefit using the expected life of the customer contract, which the Company determines to be three to five years, which is consistent with the transfer to the customer of the services to which the asset relates. The Company classifies contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services- Business Revenue

Hosted Services- Business Revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consists of fees that provide customers access to the Conversational Cloud, the Company’s enterprise-class, cloud-based platform. The Company has determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. The Company recognizes this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by the Company’s performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of the Company’s larger customers, the Company may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, the Company passes the fee the Company incurs with the labor provider and its fee for the hosted services through to the Company’s customers in the form of a fixed fee for each order placed via the Company’s online engagement solutions. For these Gainshare (formerly “Pay for Performance”) arrangements in accordance with ASC-606, “Principal Agent Considerations,” the Company acts as a principal in a transaction if the Company controls the specified goods or services before they are transferred to the customer.

Professional Services Revenues

Professional Services Revenues primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration the Company expects to receive in exchange for such services. Control for the majority of the Company Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the Conversational Cloud platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using time and materials as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remaining Performance Obligation

As of March 31, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $330.6 million. Approximately 90% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.
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

Hosted Services- Consumer Revenue

For revenue from the Company’s Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” primarily because the Expert is the primary obligor. The Company does not act as a principal in a transaction since the Company does not control the specified goods or services before they are transferred to the customer. Additionally, the Company performs as an agent without any risk of loss for collection, and is not involved in selecting the Expert or establishing the Expert’s fee. The Company collects a fee from the consumer and retains a portion of the fee, and then remits the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. The increase in the deferred revenue balance as of March 31, 2021 is primarily driven by cash payments received or due in advance of the Company’s performance obligations, partially offset by $46.7 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.
The following table presents deferred revenue by revenue source (amounts in thousands):

	Deferred Revenue
	As of March 31, 2021	As of December 31, 2020
Hosted services – Business	$105,900	$86,144
Hosted services – Consumer	875	835
Professional services – Business	1,640	1,869
Total deferred revenue - short term	$108,415	$88,848

Professional services – Business	573	409
Total deferred revenue - long term	$573	$409

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Hosted services – Business	$83,640	$61,051
Hosted services – Consumer	9,011	6,240
Professional services	15,240	10,797
Total revenue	$107,891	$78,088
Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States	$68,782	$48,549
Other Americas (1)	3,913	2,020
Total Americas	72,695	50,569
EMEA (2) (4)	21,760	19,491
APAC (3)	13,436	8,028
Total revenue	$107,891	$78,088
(1) Canada, Latin America and South America
(2) Europe, the Middle East and Africa (“EMEA”)
(3) Asia-Pacific (“APAC”)
(4) Includes revenues from the United Kingdom of $13.3 million and $12.6 million for the three months ended March 31, 2021 and 2020, respectively, and from the Netherlands of $1.3 million for the three months ended March 31, 2021 and 2020.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to Hosted Services - Business Revenue.
In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, contract acquisition costs and deferred revenues are as follows (amounts in thousands):

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs noncurrent	Deferred Revenue (current)	Deferred Revenue (long term)
Opening Balance as of December 31, 2020	$61,801	$18,622	$41,021	$88,848	$409
(Decrease) Increase, net	6,576	5,264	(166)	19,567	164
Ending Balance as of March 31, 2021	$68,377	$23,886	$40,855	$108,415	$573

Accounts Receivable, Net

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the condensed consolidated balance sheet. Under the typical payment terms of the Company’s over time contracts, the customer pays the Company either performance-based payments or progress payments. Amounts billed and due from the Company’s customers are classified as receivables on the condensed consolidated balance sheet. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $5.4 million and $2.7 million as of March 31, 2021, respectively and $5.3 million and $3.4 million as of December 31, 2020, respectively.
An allowance for doubtful accounts is established to recognize expected credit losses on accounts receivable balances. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable based on a combination of factors. If the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, the Company uses an aging schedule and recognizes allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and the Company’s historical collection experience adjusted for current expectations for the customer or industry. Accounts receivable are written off against the allowance for uncollectible accounts when the Company determines amounts are no longer collectible.

Three Months
Allowance for doubtful accounts (in thousands):	March 31, 2021
Balance at beginning of the year	$5,344
Additions Charged to Costs and Expenses	801
Deductions/Write-offs	(749)
Balance as of March 31, 2021	$5,396

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Net Loss Per Share
The Company calculates earnings per share (“EPS”) in accordance with the provisions of ASC 260-10. Under the guidance, basic EPS excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.
Diluted net loss per share of common stock for the three months ended March 31, 2021 does not include the effect of 6,703,307 outstanding common stock awards, as the effect of their inclusion is anti-dilutive. Diluted net loss per share of common stock for the three months ended March 31, 2020 does not include the effect of 9,128,000 outstanding common stock awards, as the effect of their inclusion is anti-dilutive.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended
	March 31,
	2021	2020
Basic	67,901,809	64,388,850
Effect of assumed exercised options	—	—
Diluted	67,901,809	64,388,850

In December 2020, the Company issued $517.5 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (“2026 Notes”) in a private placement, which amount includes $67.5 million aggregate principal amount of the 2026 Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2026 Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of its outstanding 2026 Notes upon conversion in cash and any excess over the principal amount in shares of the Company’s common stock. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $75.23 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) with respect to any Notes that LivePerson calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after August 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

In March 2019, the Company issued $230.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2024 (“2024 Notes” and, together with the 2026 Notes, the “Notes”) in a private placement, which amount includes $30.0 million aggregate principal amount of the 2024 Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. It is the Company’s current intent to settle the principal amount of its outstanding 2024 Notes in cash and any excess over the principal amount in shares of the Company’s common stock. The Company uses the treasury stock method for calculating any potential

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of 130% of $38.58 per share for the 2024 Notes. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. Holders of the 2024 Notes may convert their 2024 Notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2024 Notes) per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2024 Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, holders may convert all or any portion of their 2024 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances.

See Note 8 for a full description of the Notes.

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
Summarized financial information by segment for the three months ended March 31, 2021, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows (amounts in thousands):

	Business	Consumer	Corporate	Consolidated
Revenue:
Hosted services – Business	$83,640	$—	$—	$83,640
Hosted services – Consumer	—	9,011	—	9,011
Professional services	15,240	—	—	15,240
Total revenue	98,880	9,011	—	107,891
Cost of revenue	31,610	1,909	—	33,519
Sales and marketing	30,203	6,750	—	36,953
Amortization of purchased intangibles	375	—	—	375
Unallocated corporate expenses	—	—	50,672	50,672
Operating income (loss)	$36,692	$352	$(50,672)	$(13,629)

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
Geographic Information
The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates presented (amounts in thousands):

	March 31,	December 31,
	2021	2020
United States	$207,165	$202,275
Israel	18,672	16,657
Australia	13,494	13,792
Netherlands	7,962	8,301
Other (1)	16,791	16,596
Total long-lived assets	$264,084	$257,621
(1) United Kingdom, Germany, Japan, France, and Italy

5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows (amounts in thousands):

	Business	Consumer	Consolidated
Balance as of December 31, 2020	$87,168	$8,024	$95,192
Adjustments to goodwill:
Foreign exchange adjustment	(105)	—	(105)
Balance as of March 31, 2021	$87,063	$8,024	$95,087

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
Intangible assets are summarized as follows (amounts in thousands):

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,460	$(27,183)	$3,277	5.3 years
Customer relationships	16,974	(14,186)	2,788	8.4 years
Patents	5,876	(962)	4,914	13.2 years
Other	314	(235)	79	2.2 years
Total	$53,624	$(42,566)	$11,058

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Amortizing intangible assets:
Technology	$30,499	$(26,818)	$3,681	5.4 years
Customer relationships	16,981	(13,982)	2,999	8.4 years
Patents	5,076	(908)	4,168	12.5 years
Other	314	(235)	79	2.2 years
Total	$52,870	$(41,943)	$10,927

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows (amounts in thousands):

Estimated Amortization Expense
Remaining 2021	$1,977
2022	2,266
2023	985
2024	784
2025	223
Thereafter	4,823
Total	$11,058

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Property and Equipment
The following table presents the detail of property and equipment for the periods presented (amounts in thousands):

	March 31, 2021	December 31, 2020
Computer equipment and software	$111,709	$107,666
Internal-use software development costs	94,614	86,454
Finance lease right-of-use assets	9,157	10,045
	215,480	204,165
Less: accumulated depreciation	(104,166)	(98,110)
Total	$111,314	$106,055

7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented (amounts in thousands):

	March 31, 2021	December 31, 2020
Payroll and other employee related costs	$27,299	$39,820
Professional services and consulting and other vendor fees	48,477	38,796
Unrecognized tax benefits	2,032	2,039
Sales commissions	3,680	6,988
Restructuring (see Note 13)	4,914	4,732
Non Income Tax	2,232	2,954
Other	7,712	4,541
Total	$96,346	$99,870

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Convertible Senior Notes and Capped Call Transactions
March 2019 Convertible Senior Notes
In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional “2024 Notes”. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.
The 2024 Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2024 Notes, after deducting debt issuance costs, paid or payable by the Company, was approximately $221.4 million.
Each $1,000 in principal amount of the 2024 Notes is initially convertible into 25.9182 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $38.58 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event. The 2024 Notes are not redeemable prior to the maturity date of the 2024 Notes and no sinking fund is provided for the 2024 Notes. If the Company undergoes a fundamental change (as defined in the indenture governing the 2024 Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
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
Upon conversion, it is the Company’s current intent to settle the principal amount of its outstanding 2024 Notes in cash and any excess over the principal amount in shares of the Company’s common stock.
During the quarter ended March 31, 2021, the conditions allowing holders of the 2024 Notes to convert were met and, thus, holders of the 2024 Notes maintain the option to convert their 2024 Notes during the quarter ending March 31, 2021.
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
In accounting for the transaction costs related to the 2024 Notes, the Company allocated the total amount incurred of approximately $8.6 million to the liability and equity components of the 2024 Notes based on the proportion of the proceeds

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $6.6 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes. Issuance costs attributable to the equity component were approximately $2.0 million and recorded as a reduction of additional paid in capital in stockholders’ equity.
In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2024 capped calls”). The 2024 capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The 2024 capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The 2024 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2024 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2024 capped calls expire on March 1, 2024, subject to earlier exercise. The 2024 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2024 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2024 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2024 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the 2024 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
The remaining term over which the March 2019 Convertible Senior Notes debt discount and debt issuance costs will be amortized is 2.9 years. The effective interest rate on the debt was 4.35% for the period ended March 31, 2021.
December 2020 Convertible Senior Notes
In December 2020, the Company issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 (“2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private placement, which amount includes $67.5 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional “2026 Notes”.
The 2026 Notes will mature on December 15, 2026, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2026 Notes, after deducting debt issuance costs, paid or payable by the Company, was approximately $505.3 million.

Each $1,000 in principal amount of the 2026 Notes is initially convertible into 13.2933 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $75.23 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. If the Company undergoes a fundamental change (as defined in the indenture governing the 2026 Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) with respect to any Notes that LivePerson calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after August 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon conversion, it is the Company’s current intent to settle the principal amount of its outstanding 2026 Notes in cash and any excess in shares of the Company’s common stock.
During the three months ended March 31, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.

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
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $162.5 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an effective interest rate over the contractual term of the 2026 Notes.

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

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped calls”). The 2026 capped calls each have an initial strike price of approximately $75.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 capped calls have initial cap prices of $105.58 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 6.88 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

The remaining term over which the December 2020 Convertible Senior Notes debt discount and debt issuance costs will be amortized is 5.7 years. The effective interest rate on the debt was 6.33% for the period ended March 31, 2021.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

	As of March 31, 2021	As of December 31, 2020
Principal	$747,500	$747,500
Unamortized discount	(188,151)	(196,269)
Unamortized issuance costs	(12,190)	(12,799)
Net carrying amount	$547,159	$538,432

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net carrying amount of the equity component of the Notes was as follows (in thousands):

As of March 31, 2021
Proceeds allocated to the conversion options (debt discount)	$215,434
Issuance costs	(5,783)
Net carrying amount	$209,651
The following table sets forth the interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$431	$417
Amortization of issuance costs	609	298
Amortization of debt discount	8,118	2,368
Total interest expense	$9,158	$3,083

Interest expense of $9.2 million is reflected as a component of interest (expense) income, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021.

9. Acquisitions
AdvantageTec Inc.
In October 2018, the Company entered into a stock purchase agreement to acquire the outstanding equity interest of AdvantageTec Inc. (“AdvantageTec”), a leading provider of texting solutions for service departments of automotive dealerships that helps enable Conversational Commerce across the entire dealership, including both front end/variable operations (new and used vehicle sales) and back end/fixed operations (parts and services). The purchase agreement was for total consideration of approximately $11.2 million, which included approximately $6.0 million in cash, approximately $4.3 million in shares of common stock, and approximately $0.9 million of potential earn-out consideration in cash and shares of common stock. The earn-out was contingent upon achieving certain targeted financial, strategic and integration objectives and milestones and is included as part of the purchase price. During 2019, the Company recorded a $0.2 million fair value re-measurement adjustment and made payments of $0.5 million in earn-out consideration. The Company settled the remaining contingent earn-out of approximately $0.3 million in stock. During the three months ended March 31, 2021, there was an additional earn-out adjustment of approximately $0.1 million.
The purchase price allocation resulted in approximately $9.1 million of goodwill and approximately $2.2 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded.
AdvantageTec enhances the Company’s messaging platform available for the automotive industry and is included in the Company’s business segment.

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
Financial Assets and Liabilities
The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2021 and December 31, 2020, are summarized as follows (amounts in thousands).

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$518,212	$—	$—	$518,212	$328,195	$—	$—	$328,195
Total assets	$518,212	$—	$—	$518,212	$328,195	$—	$—	$328,195

Liabilities:
Contingent earn-out	$—	$—	$132	$132	$—	$—	$—	$—
Total liabilities	$—	$—	$132	$132	$—	$—	$—	$—
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2021, the fair value of the Notes, as further described in Note 8 above, was approximately $572 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique which is considered a level 2 fair value measurement.
The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2020, the contingent earn-out decreased by $0.6 million due to a decrease in re-measurement to fair value of AdvantageTec, of approximately $0.3 million and payments of approximately $0.3 million in shares. During the three months ended March 31, 2021, the contingent earn-out increased by $0.1 million. See Note 9 for a full description of the AdvantageTec acquisition.
The changes in fair value of the level 3 liabilities are as follows (amounts in thousands):

	Contingent Earn-Out
	March 31, 2021	December 31, 2020
Balance, Beginning of period	$—	$557
AdvantageTec Inc. fair value adjustment (see Note 9)	132	(263)
Payments	—	(294)
Balance, End of period	$132	$—

11. Commitments and Contingencies
Contractual Obligations
The Company has entered into various non-cancelable operating lease agreements for certain of its offices and vehicles. The Company has also entered into various non-cancelable finance lease agreements for certain network equipment. The leases have initial lease terms ranging from 1 to 12 years. Payments due under the lease contracts include primarily fixed payments. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
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
The Company elected the “package of practical expedients,” which permits the Company not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also made a policy election not to separate non-lease components from lease components. Furthermore, the Company elected not to capitalize leases with a term of 12 months or less and not to recognize the lease expense for such leases generally on a straight-line basis over the lease term.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the leases, the Company recognized operating lease right-of-use assets of $0.4 million and $0.6 million and an aggregate lease liability of $11.3 million and $12.9 million in its condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.
The Company has operating and finance leases for its corporate offices and other service agreements. The Company’s leases have remaining lease terms of 1 to 5 years, some of which include options to extend. The Company’s lease expense for the three months ended March 31, 2021 and 2020, consisting entirely of operating leases, was approximately $1.9 million and $3.4 million, respectively.
On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees will work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during the twelve months ended December 31, 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets (“ROU assets”) between the decision date, which was determined to be July 13, 2020 and the cease use date. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. Additionally, the Company recognized accelerated depreciation of fixed assets that were determined no longer to be of future economic benefit to the Company based on the decision to vacate the leased office space. Lease restructuring expenses of $24.3 million are included in restructuring costs in the condensed consolidated statements of operations for the twelve months ended December 31, 2020. The Company also incurred other non-recurring expenses of $5.1 million in restructuring costs in the condensed consolidated statements of operations for the twelve months ended December 31, 2020 associated with the transition to an employee-centric workforce model that does not rely on traditional offices. These expenses include termination penalties, moving expenses, storage expenses and incremental legal and consulting fees. The associated liability is presented on the condensed consolidated balance sheets within accrued expenses and other current liabilities as of March 31, 2021. Subsequent adjustments to these liabilities, including final settlement of the amounts, will be reflected in future period earnings.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of ROU assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to the Company’s financial condition or results of operations.

Supplemental cash flow information related to leases for the quarters ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$387	$1,986
Operating cash flows for finance leases	94	—
Financing cash flows for finance leases	859	—

The components of lease costs for the quarters ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$888	$—
Interest	94	—
Operating lease cost	1,857	1,397
Total lease cost	2,839	1,397

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2021	As of December 31, 2020
Operating Leases	(in thousands, except lease term and discount rate)
Right-of-use asset, net	$437	$614

Current operating lease liability	5,097	5,718
Long term operating lease liability	6,170	7,180
Total operating lease liability	11,267	$12,898

Finance Leases
Right-of-use asset, net	9,157	10,045

Current finance lease liability	3,524	3,488
Long term finance lease liability	5,280	6,176
Total finance lease liability	8,804	9,664

Weighted Average Remaining Lease Term
Operating leases	2.9 years	3.0 years
Finance leases	2.6 years	2.8 years

Weighted Average Discount Rate
Operating leases	7%	7%
Finance leases	4%	4%
Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease terms in excess of one year) are as follows (amounts in thousands):

Quarter ending March 31, 2021:	Operating Leases	Finance Leases
2021 (remaining nine months for March 31, 2021)	$4,669	$2,861
2022	3,788	3,814
2023	1,953	2,572
2024	1,171	—
2025	636	—
Thereafter	265	—
Total minimum lease payments	12,482	9,247
Less: present value adjustment	(1,215)	(443)
Present value of lease liabilities	$11,267	$8,804
The timing and amounts of future minimum lease payments under non-cancellable operating leases in the above table may be subject to change as a result of the restructuring (see Note 13).

Employee Benefit Plans
In 2019, the Company’s 401(k) policy was changed to a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.9 million of employer matching contributions for the three months ended March 31, 2021 and 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of Credit
As of March 31, 2021, the Company has a letter of credit totaling $0.6 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract. As a result of the Company’s transition to an employee-centric model, there were two draws against the Company’s letters of credit in the aggregate amount of $1.8 million in connection with exiting leases in Alpharetta, Georgia and Israel.

Non Income Tax Matters
The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest in these states and has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for the Company to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of March 31, 2021, there is a $2.0 million accrual balance.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and the carrying value of the goodwill and other long-lived assets. While there was not any significant impact to the operations of the Company, during the twelve months ended December 31, 2020, the Company moved to an employee-centric model under which employees will work remotely rather than in traditional offices due to concerns about COVID-19. As a result of this decision, the Company recognized accelerated amortization to fully reduce the carrying value of the associated ROU assets for 14 leases within its global lease portfolio, which is a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2020. Refer to earlier paragraphs of this Note 11 for a detailed discussion of the impacts of this lease restructuring.

The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in other material impacts to the Company’s consolidated financial statements in future reporting periods.

12. Stockholders’ Equity
Common Stock
As of March 31, 2021, there were 200,000,000 shares of common stock authorized, 71,351,202 shares issued, and 68,641,372 shares outstanding. As of December 31, 2020, there were 200,000,000 shares of common stock authorized, 70,264,265 shares issued and 67,554,435 shares outstanding. The par value for shares of common stock is $0.001 per share.
On November 12, 2019, the Company filed an amendment to its Certificate of Incorporation to authorize an additional 100,000,000 shares of common stock.
Preferred Stock

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2021 and December 31, 2020, there were 5,000,000 shares of preferred stock authorized, and zero shares issued and outstanding. The par value for shares of preferred stock is $0.001 per share.
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

Stock-Based Compensation
The Company follows ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with limited exceptions. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.
The Company’s forfeiture rate assumptions, which estimate the share-based awards that will ultimately vest, requires judgment, and to the extent actual results or updated estimates differ from management's current estimates, such amounts will be recorded as a cumulative adjustment in the period of change and could be materially different from share-based compensation expense recorded in prior periods.

The per share weighted average fair value of stock options granted was $31.60 and $8.18 during the three months ended March 31, 2021 and 2020, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.46%	0.66%
Expected life (in years)	5	5
Historical volatility	53.94%	46.50%
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
The Company established the 2009 Stock Incentive Plan (the “2009 Plan”) as a successor to the 2000 Plan. Under the 2009 Plan, the options which had been outstanding under the 2000 Plan were incorporated into the 2009 Plan and the Company increased the number of shares available for issuance under the plan by 6,000,000. The Company amended the 2009 Plan (the “Amended 2009 Plan”) effective June 7, 2012. The Amended 2009 Plan increased the number of shares authorized for issuance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the plan by an additional 4,250,000. On June 2, 2017, the Company’s Board of Directors amended and restated the Amended 2009 Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 4,000,000.
On April 11, 2019, the Company’s Board of Directors adopted, and on June 6, 2019, the Company’s stockholders approved, the 2019 Stock Incentive Plan (“2019 Stock Incentive Plan”) to replace the Amended 2009 Plan, which was set to expire under its terms on June 9, 2019. Under the 2019 Stock Incentive Plan, the number of shares underlying options and other equity awards which remain outstanding, as well as the number of shares that remained available for grant, under the Amended 2009 Plan and under the Amended 2000 Plan were incorporated, as of June 6, 2019, into the 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 4,250,000 new shares were authorized for issuance.
On June 11, 2020, the Company’s Board of Directors adopted, and on June 17, 2020, the company’s stockholders approved, the amendments to the LivePerson, Inc. 2019 Stock Incentive Plan. In addition, under the 2019 Stock Incentive Plan, 3,000,000 new shares were authorized for issuance.
The number of shares authorized for issuance under the 2019 Stock Incentive Plan, the Amended 2009 Plan, and the 2000 Plan is 35,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have 10-year terms. As of March 31, 2021, approximately 2.6 million shares of common stock remained available for issuance under the 2019 Stock Incentive Plan (taking into account all option exercises and other equity award settlements through March 31, 2021).

Employee Stock Purchase Plan
In June 2010, the Company’s stockholders approved the 2010 Employee Stock Purchase Plan with 1,000,000 shares of common stock initially reserved for issuance. Subject to stockholder approval, which was obtained on June 2, 2017, the Company’s Board of Directors amended and restated the 2010 Employee Stock Purchase Plan effective April 30, 2017. The amended and restated plan increased the number of shares authorized for issuance under the plan by an additional 1,000,000, thereby reserving for issuance 2,000,000 shares of common stock in the aggregate.
On April 11, 2019, the Company’s Board of Directors adopted, and on June 6, 2019, the Company’s stockholders approved, the 2019 Employee Stock Purchase Plan (the “2019 Employee Stock Purchase Plan”) to replace the Amended and Restated 2010 Employee Stock Purchase Plan which was set to expire under its terms in June 2020. There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of March 31, 2021, approximately 0.8 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2021).

Inducement Plan
During January 2018, the Company established the Inducement Plan (the “2018 Plan”). Under the 2018 Plan, the Board of Directors can issue nonqualified stock options or other equity-based awards in respect of up to 1,500,000 shares of common stock. On April 25, 2018, the Company’s Board of Directors amended and restated the 2018 Plan (the “Amended 2018 Plan”). The Amended 2018 Plan increased the number of shares authorized for issuance under the plan by an additional 500,000 shares, and subsequently the Board of Directors approved and ratified, effective as of July 31, 2018, October 29, 2018 and February 13, 2019, increases of the number of shares authorized for issuance under the Amended 2018 Plan by 500,000, 250,000 and 618,048 shares, respectively, resulting in 3,368,048 shares of common stock in the aggregate being reserved for issuance pursuant to grants under the Amended 2018 Plan. As of March 31, 2021, approximately 1.2 million shares of common stock remained available for issuance under the Amended 2018 Plan (taking into account all option exercises and other equity award settlements through March 31, 2021).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity
A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Options (in thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	4,332	$19.78	6.79	183,825
Granted	66
Exercised	(209)
Cancelled or expired	(15)
Balance outstanding at March 31, 2021	4,174	$20.93	6.77	$134,089
Options vested and expected to vest	1,245	$26.28	8.04	$33,613
Options exercisable at March 31, 2021	2,412	$15.75	5.71	$89,213
The total fair value of stock options exercised during the three months ended March 31, 2021 was approximately $1.2 million. As of March 31, 2021, there was approximately $17.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock units (“RSUs”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Fair Value (in thousands)
Balance outstanding at December 31, 2020	2,950	$27.00	$183,781
Awarded	519
Vested	(855)
Forfeited	(87)
Non-vested and outstanding at March 31, 2021	2,527	$29.67	$133,461
Expected to vest	1,631	$28.72	$86,029
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. In accordance with ASU 2017-09, as of March 31, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $65.7 million and the weighted-average remaining vesting period was 2.7 years.
For the three months ended March 31, 2021 and 2020, the Company accrued approximately $5.3 million and $3.7 million in cash awards, respectively to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.
Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $14.6 million and $14.7 million for the three months ended March 31, 2021 and 2020, respectively.

13. Restructuring
In response to the COVID-19 pandemic, the Company went through a re-evaluation of its real estate needs. In connection with this re-evaluation, and the success the Company has had working remotely, it was decided in July 2020 that the Company would significantly reduce the real estate space it leases. This decision resulted in the significant reduction of the real estate space the Company leases and the removal of the associated ROU assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company’s leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.
On top of the lease restructuring costs, the Company went through a further restructuring related to costs associated with re-prioritizing and reallocating resources to focus on areas believed by management to show high growth potential.
The expenses associated with these restructuring events were approximately $2.7 million and $3.2 million during the three months ended March 31, 2021 and 2020, respectively. The Company expects to incur additional restructuring costs through December 31, 2021. The restructuring liability was approximately $4.9 million and $4.7 million as of March 31, 2021 and December 31, 2020, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets, as the liability is expected to be settled in the next 12 months.
The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented (amounts in thousands):

	As of March 31, 2021	December 31, 2020
Balance, Beginning of the year	$4,732	$314
Lease restructuring costs	294	5,034
Severance and other compensation associated costs	2,438	5,090
Cash payments	(2,550)	(5,706)
Balance, End of period	$4,914	$4,732

The following table presents the detail of expenses for the Company’s restructuring charges for the three months ended March 31, 2021 (amounts in thousands):

	March 31,
	2021	2020
Lease restructuring costs:
ROU assets write down	$—	$—
Abandonment of property and equipment	—	—
Other lease restructuring costs	294	—
Total Lease restructuring costs	$294	$—

Severance and other compensation associated costs	$2,438	$3,190
Total restructuring costs	$2,732	$3,190

14. Legal Matters
The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for the Company’s intellectual property and other claims asserted against [24]7 is set for May 24, 2021. Trial for [24]7’s patent infringement claims has been vacated, to be reset after the trial on the Company’s claims. The Company believes the claims filed by [24]7 are entirely without merit and intends to defend them vigorously.

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
From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues and other matters arising in the ordinary course of business. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that the Company could incur, the Company currently believes that the final disposition of all existing matters will not have a material adverse effect on results of operations, financial condition or cash flows. In addition, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

15. Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, the Company believes that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson Ltd. Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million. For the quarter ended March 31, 2021, the Company recorded a tax benefit of $0.9 million. This amount consisted of a tax provision for the period of $0.6 million on operating earnings for the period, and a tax benefit of $1.5 million related to the revision of estimates for uncertain tax benefits related to Kasamba Israel and Liveperson Ltd. Israel deferred tax assets.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2019 and December 31, 2020 of $48.5 million and $55.4 million, respectively. Inherent in the Company’s 2021 annual effective tax rate is an estimated increase in the valuation allowance of $20.7 million, all of which will be recorded as an expense. During 2020, an increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity. In 2019, an increase in the valuation allowance in the amount of $25.0 million was recorded as an expense and a decrease of $6.7 million related to the issuance of convertible notes was charged to equity.

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

Overview
LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “us”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and Artificial Intelligence (AI) to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry’s largest ecosystems of messaging endpoints and use cases.
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
LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (PCI) compliance, cobrowsing and a sophisticated proactive targeting engine. An extensible application programming interface (API) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.
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

•Conversational Cloud: LivePerson’s enterprise-class, AI-powered Conversational Cloud platform empowers consumers to message their favorite brands, just as they do with friends and family.

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
•improving the overall customer experience, thereby fueling customer satisfaction score increases of up to 20 percentage points, and enhancing retention and loyalty;
•more convenient, personalized and content-rich conversations that increase sales conversion by up to 20%, increase average order value and reduce abandonment;
•more satisfied contact center agents, thereby reducing agent churn by up to 50%;
•a valued connection with consumers via mobile devices, either through native applications, websites, text messages, or third-party messaging platforms;
•leverage of spending that drives visitor traffic by increasing visitor conversions;
•refinement and improvement of performance by understanding which initiatives deliver the highest rate of return; and
•increased lead generation through a single platform that engages consumers through advertisements and listings on branded and third-party websites.

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
To further enhance our platform, in September 2020 we signed a partnership with Infosys, a leader in next-generation digital services and consulting. We are working with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud to sell into their channels and global enterprise customer base, and to redefine how the world’s top brands communicate.
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
A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year (events in 2020 were held virtually in light of the COVID-19 pandemic) that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business

Messenger, IVR deflection or AI. LivePerson customers are the centerpoint of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of ROI they have realized. Each attendee then receives a blueprint for how they can pursue similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year-end 2020, we had brought approximately 400 customers live on messaging and increased adoption within our enterprise customers to 66%. In addition, nearly 70% of messaging conversations had automation attached. We continue to focus on building awareness for the Conversational Space and driving adoption of messaging and AI across our customer base.
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
Each channel and use case added opens the door to new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. For example, in 2019, leading airlines launched on WhatsApp and Apple Business Chat with the ability to make secure payments; a baseball stadium launched an automated conversational concierge providing answers to a wide range of questions from restroom locations to player stats; and a multinational telecommunications company used proactive two-way messaging for outbound campaigns. In 2020, one of the largest telcos in Australia fully virtualized their contact centers, a leading U.S. quick-serve restaurant launched on Facebook Messenger to help customers order meals, one of the biggest banks in the world launched an Apple Business Chat channel to provide a secure way to perform day-to-day banking, and one of the world’s largest jewelry retailers used the Conversational Cloud and QR codes to sell millions of dollars of product.
LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.
We believe LivePerson is leading the structural shift to Conversational AI. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson’s AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which exceeded the high end of our target range of 105% to 115% for 2020. The benefit can also be seen in LivePerson's average revenue per enterprise and midmarket customers, which increased approximately 35% in 2020 to $465,000 from approximately $345,000 in 2019. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. Average annual revenue per enterprise and mid-market customer increased approximately 34% to $490,000 for the trailing-twelve-months ended March 31, 2021.
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
We believe that LivePerson is uniquely positioned to deliver this transformation due to our technology and expertise:
•The Conversational Cloud, LivePerson’s enterprise-class, automation-first, cloud-based platform, was designed for AI-assisted and human-powered messaging in mobile and online channels. The platform offers best-in-class security and scalability, offers the broadest ecosystem of messaging endpoints, is designed for ease of use, and features an AI engine custom built for the Conversational Space, intent recognition, robust real-time reporting, role-based real-time analytics, predictive intelligence, and innovations in customer satisfaction and connection measurement. Additionally, the Conversational Cloud is an open platform with pre-built, enterprise-grade integrations into back-end systems as well as the ability to work across NLU providers.
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
•The Company has developed Gainshare - a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and often-times inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. Gainshare is a fully managed solution where LivePerson not only provides the messaging and AI automation technology, but also the labor, automation, and end-to-end program management, leveraging the Company’s expertise with Conversational AI and messaging operations. Gainshare is an option for brands that want to accelerate a transformation to Conversational AI, or that want a worry-free solution where LivePerson manages the entire operation, from staffing to automation building and optimization, to conversation design and consumer experience. Gainshare pricing is bespoke, and is typically structured around a brand's desired goals, whether driving incremental revenue or reducing operational costs.

We believe that LivePerson’s differentiated approach to the Conversational Space, combined with our unique technology and expertise has established us as a market leader, with an ability to deliver superior returns on investment. LivePerson customers manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed. Our customers often see labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%. Furthermore, our ability to deliver more convenient, personalized and content-rich conversations often drives increases in customer satisfaction score of up to 20 percentage points and increases in sales conversions of up to 20%, while enhancing average order value, customer retention and loyalty.

Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (SMB) sector. In 2019, we made strong inroads into new verticals with key wins in the airline, food service and healthcare industries. In 2020, we strengthened our presence in key markets including travel/hospitality and retail, and opened new verticals like healthcare and government. We are experimenting with new conversational businesses, including some that are in regulated industries, like online banking. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.
Continue to build our international presence. We are focused on building our international presence and expanding our international revenue contribution, which accounted for 38% and 41% of total revenue in 2020 and 2019, respectively. International revenue contribution for the three months ended March 31, 2021 accounted for 36% of total revenue. We are generating positive results from our recent investments in the Asia Pacific, Europe and Latin America regions.
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
In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless Function as a Service (FaaS) integration which enables brands to develop custom behaviors within LivePerson’s conversational platform to easily and rapidly tailor conversation flows to their specific needs.

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
Evaluate Strategic Alliances and Acquisitions When Appropriate. We have successfully integrated several acquisitions over the past decade. While we have in the past, and may from time to time in the future, engage in discussions regarding acquisitions or strategic transactions designed to accelerate our growth or broaden our product offerings, we currently have no binding commitments with respect to any future acquisitions or strategic transactions.

Key Metrics
Financial overview of the three months ended March 31, 2021 compared to the three months ended March 31, 2020:
•Total revenue increased 38% to $107.9 million from $78.1 million.
•Revenue from our Business segment increased 38% to $98.9 million from $71.8 million.
•Gross profit margin decreased to 69% from 71%.
•Cost and expenses increased 9% to $121.5 million from $111.3 million.
•Net loss decreased to $21.2 million from $37.0 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 34% to $490,000 for the trailing-twelve-months ended March 31, 2021, as compared to $365,000 for the trailing-twelve-months ended March 31, 2020.
•Our target for enterprise and mid-market revenue retention in 2021 matches 2020, and is a range of 105% to 115%. Revenue retention rate for enterprise and mid-market customers on the Conversation Cloud in the first quarter of 2021 exceeded the high end of our target range of 105% to 115%, and was within our target range of 105% to 115% in the first quarter of 2020. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

Adjusted EBITDA and Adjusted Operating Income (Loss)

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA and adjusted operating income, which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted operating income to net (loss) income, the most directly comparable GAAP financial measures.

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

	Three Months Ended March 31,
	2021		2020
Reconciliation of Adjusted EBITDA
GAAP net loss	$(21,195)		$(37,001)
Amortization of purchased intangibles	1,550		689
Stock-based compensation	14,611		14,695
Contingent earn-out adjustments	132		(263)
Restructuring costs	2,732	(1)	3,190	(1)
Depreciation and amortization	6,605		5,537
Other litigation and consulting costs	1,347	(2)	4,708	(2)
(Benefit from) Provision for income taxes	(851)		352
Interest expense, net	9,129		2,791
Other (income) expense, net	(712)	(3)	667	(3)
Adjusted EBITDA (loss)	$13,348		$(4,635)

(1) Includes severance costs of $2.4 million and other lease restructuring costs of $0.3 million for the three months ended March 31, 2021. Includes severance costs and other compensation related costs of $3.2 million for the three months ended March 31, 2020.
(2) Includes litigation costs of $1.2 million and consulting costs of $0.1 million for the three months ended March 31, 2021. Includes sales tax liability of $2.3 million, litigation costs of $1.2 million, employee benefit cost of $0.8 million and consulting costs of $0.4 million for the three months ended March 31, 2020.
(3) Includes financial income (expense) which is attributable primarily to currency rate fluctuations.

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

Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2021		2020
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(22,046)		$(36,649)
Amortization of purchased intangibles	1,550		689
Stock-based compensation	14,611		14,695
Restructuring costs	2,732	(1)	3,190	(1)
Other litigation and consulting costs	1,347	(2)	4,708	(2)
Contingent earn-out adjustments	132		(263)
Interest expense, net	9,129		2,791
Other (income) expense, net	(712)	(3)	667	(3)
Adjusted operating income (loss)	$6,743		$(10,172)

(1) Includes severance costs of $2.4 million and other lease restructuring costs of $0.3 million for the three months ended March 31, 2021. Includes severance costs and other compensation related costs of $3.2 million for the three months ended March 31, 2020.
(2) Includes litigation costs of $1.2 million and consulting costs of $0.1 million for the three months ended March 31, 2021. Includes sales tax liability of $2.3 million, litigation costs of $1.2 million, employee benefit cost of $0.8 million and consulting costs of $0.4 million for the three months ended March 31, 2020.
(3) Includes financial income (expense) which is attributable primarily to currency rate fluctuations.

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

Total revenue of $107.9 million and $78.1 million was recognized for the three months ended March 31, 2021 and 2020, respectively.

Under Topic 606, we defer all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs consist of prepaid sales commissions and have balances as of March 31, 2021 and December 31, 2020 of $40.9 million and $41.0 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services- Business Revenue

Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud, our enterprise-class, cloud-based platform. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare (formerly “Pay for Performance”) arrangements in accordance with ASC-606, “Principal Agent Considerations,” we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Revenue attributable to our monthly hosted Business services accounted for 78% of total revenue for the three months ended March 31, 2021 and 2020.

Professional Services Revenues

Professional Services Revenues primarily consists of fees for deployment and optimization services, as well as training delivered on an on-demand basis which is deemed to represent a distinct stand-ready performance obligation. Professional Services Revenues are reported at the amount that reflects the ultimate consideration we expect to receive in exchange for such services. Control for the majority of our Professional Services contracts passes over time to the customer and is recognized ratably over the contracted period, as the passage of time is deemed to be the most faithful depiction of the transfer of control. For certain deployment services, which are not deemed to represent a distinct performance obligation, revenue will be recognized in the same manner as the fee for access to the Conversational Cloud platform, and as such will be recognized on a straight-line basis over the contract term. For services billed on a fixed price basis, revenue is recognized over time based on the proportion performed using time and materials as the measure of progress toward complete satisfaction of the performance obligation. Professional service contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements.

Revenue attributable to professional services accounted for 14% of total revenue for the three months ended March 31, 2021 and 2020.

Hosted Services- Consumer Revenue

For revenue from our Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees in accordance with ASC 606, “Principal Agent Considerations,” primarily because the Expert is the primary obligor. We do not act as a principal in a transaction since we do not control the specified goods or services before they are transferred to the customer. Additionally, we perform as an agent without any risk of loss for collection, and we are not involved in selecting the Expert or establishing the Expert’s fee.  We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.
Revenue from our Consumer segment accounted for approximately 8% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

Remaining Performance Obligation

As of March 31, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $330.6 million. Approximately 90% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606.

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $19.7 million in deferred revenue balance for the quarter ended March 31, 2021 from the deferred revenue balance of $89.3 million for the year ended December 31, 2020 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $46.7 million revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

Stock-Based Compensation
We follow ASC 718-10, “Stock Compensation,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with limited exceptions. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.
Our forfeiture rate assumptions, which estimate the share-based awards that will ultimately vest, requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period of change and could be materially different from share-based compensation expense recorded in prior periods.

For the three months ended March 31, 2021 and 2020, we accrued approximately $5.3 million and $3.7 million in cash awards respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021 and in the comparable period in 2020, there was approximately $17.6 million and $18.1 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.5 years. As of March 31, 2021 and as of March 31, 2020, there was approximately $65.7 million and $79.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 2.5 years and 3.2 years, respectively.

Accounts Receivable
We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended March 31, 2021 and in the comparable period of 2020. No single customer accounted for or exceeded 10% of our total accounts receivable as of March 31, 2021. No customer accounted for or exceeded 10% of our total accounts receivable in 2020. During the three months ended March 31, 2021, we increased our allowance for doubtful accounts from $5.3 million as of December 31, 2020 to approximately $5.4 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $5.4 million and $2.7 million as of March 31, 2021, respectively, and $5.3 million and $3.4 million as of December 31, 2020, respectively.
An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and we evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we use an aging schedule and recognize allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and our historical collection experience adjusted for current expectations for the customer or industry. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible.

Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that the Company operates as two reporting units and have selected September 30 as the date to perform our annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets.

We have the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, we may elect to bypass the qualitative assessment and proceed directly to the quantitative impairment tests. The impairment test involves comparing the fair value of the reporting unit to its carrying value, including goodwill. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The impairment is limited to the carrying amount of goodwill.

No goodwill impairment charges have been recorded for any period presented.

Impairment of Long-Lived Assets
The carrying amounts of our long-lived assets, including property and equipment, lease right-of-use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. There was a loss on disposal of approximately $5.1 million in October 2020. Accelerated depreciation was recognized for fixed assets that were determined to no longer be of future economic benefit based on the decision to vacate certain leased office space.

Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson Ltd. Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million. For the quarter ended March 31, 2021, the Company recorded a tax benefit of $0.9 million. This amount consisted of a tax provision for the period of $0.6 million on operating earnings for the period, and a tax benefit of $1.5 million related to revision of estimates for uncertain tax benefits related to Kasamba Israel and Liveperson Ltd. Israel deferred tax assets.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2019 and December 31, 2020 of $48.5 million and $55.4 million, respectively. Inherent in the Company’s 2021 annual effective tax rate is an estimated increase in the valuation allowance of $20.7 million, all of which will be recorded as an expense. During 2020, an increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity. In 2019, an increase in the valuation allowance in the amount of $25.0 million was recorded as an expense and a decrease of $6.7 million related to the issuance of convertible notes was charged to equity.
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

Legal Contingencies
We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 14, “Legal Matters”, in the Notes to the Condensed Consolidated Financial Statements under Item 8 of this Quarterly Report on Form 10-Q for additional information on our legal proceedings and litigation.

Recently Issued Accounting Standards
See Note 1, “Description of Business and Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for a full description of recently issued accounting standards.

Recently Adopted Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for a full description of recently adopted accounting pronouncements.

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
•the credit card fees and related payment processing costs associated with consumer and self-service customers; and
•amortization of certain intangibles.
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

Non-Cash Compensation Expense
The net non-cash compensation amounts are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock-based compensation expense	$14,611	$14,695

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

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Revenue by Segment:
Business	$98,880	$71,848	38%
Consumer	9,011	6,240	44%
Total	$107,891	$78,088	38%
Business revenue increased by 38% to $98.9 million in the three months ended March 31, 2021 from $71.8 million in the comparable periods in 2020. The increase in B2B revenue during the three months ended March 31, 2021 is driven mainly by year-over-year increase in hosted services of $21.9 million and in professional services of $5.1 million. Included in hosted services is an increase in revenue that is variable based on interaction and usage of approximately $7.1 million.

The increase in Business revenue was driven in nearly equal parts by existing and new customers as LivePerson generated greater demand for its Conversational Commerce software and Gainshare (formerly “Pay for Performance”) solutions. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson's AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and mid-market customer increased approximately 34% year over year to $490,000 in the trailing three months ended March 31, 2021, as compared to $365,000 for the trailing twelve months ended March 31, 2020. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and mid-market customers on Conversational Cloud in the first quarter of 2021 exceeded the high end of our target range of 105% to 115%, and was within our target range of 105% to 115% in the first quarter of 2020.

Consumer revenue increased by 44% to $9.0 million in the three months ended March 31, 2021 from $6.2 million in the comparable period in 2020. This improvement was driven by an increasingly effective user value and higher demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business
Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Cost of revenue - business	$31,610	$21,345	48%
Percentage of total revenue	29%	27%
Headcount (at period end):	251	250	—%
Cost of revenue - business increased by 48% to $31.6 million in the three months ended March 31, 2021, from $21.3 million in the comparable period in 2020. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $6.6 million driven by Health and Gainshare (formerly “Pay for Performance”) services, which power Conversational Commerce programs on behalf of customers. The Company also recognized an increase in expenses for backup server facilities of approximately $2.4 million, in amortization expense of approximately $0.3 million, an increase in salary and employee related expenses of approximately $0.8 million.

Cost of Revenue - Consumer
Cost of revenue - consumer consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Cost of revenue - consumer	$1,909	$1,475	29%
Percentage of total revenue	2%	2%
Headcount (at period end)	24	15	60%
Cost of revenue - consumer increased by 29% to $1.9 million in the three months ended March 31, 2021 from $1.5 million in the comparable period in 2020. This increase in expense is primarily related to an increase in salary and employee related expenses of approximately $0.3 million and in credit card processing fees of approximately $0.2 million.
Sales and Marketing - Business
Sales and marketing - business expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Sales and marketing - business	$30,203	$37,469	(19)%
Percentage of total revenue	28%	48%
Headcount (at period end):	312	357	(13)%
Sales and marketing - business expenses decreased by 19% to $30.2 million in the three months ended March 31, 2021 from $37.5 million in the comparable period in 2020. This variance was primarily attributable to a decrease in salary and related employee expenses of approximately $3.9 million, a decrease in business services of approximately $2.2 million,, a decrease in marketing expense of approximately $0.8 million, a decrease in backup server facilities of approximately $0.3 million, and a decrease in depreciation expense of approximately $0.1 million. These decreases were partially offset in part by an increase in recruiting expenses of approximately $0.1 million.
The Company has been able to adjust its marketing and hiring efforts to account for the impact of the COVID-19 pandemic. Additionally, we have adapted our marketing strategy to include targeted digital experiences that emphasize the unique positioning of our messaging and AI offerings to help brands succeed in this new environment. Our marketing message has shifted to include business continuity and virtualization of the contact center in addition to business improvement.

Sales and Marketing - Consumer
Sales and marketing - consumer expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Sales and marketing - consumer	$6,750	$5,211	30%
Percentage of total revenue	6%	7%
Headcount (at period end):	19	18	6%
Sales and marketing - consumer expenses increased by 30% to $6.8 million in the three months ended March 31, 2021 from $5.2 million in the comparable period in 2020. This increase is primarily attributable to an increase in marketing expense of approximately $1.1 million and in business services expense of approximately $0.5 million.

General and Administrative
Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
General and administrative	$14,486	$16,469	(12)%
Percentage of total revenue	13%	21%
Headcount (at period end):	111	146	(24)%
General and administrative expenses decreased by 12% to $14.5 million in the three months ended March 31, 2021 from $16.5 million in the comparable period in 2020. This is primarily related to a decrease in facilities of approximately $2.6 million and in salary and employee related expenses of approximately $1.7 million. These decreases were offset in part by an increase in business services and outsourced labor of approximately $1.7 million, an increase in taxes of $0.4 million, and an increase in insurance expense of $0.2 million.
General and administrative expense as a percentage of revenue has decreased primarily as a result our continued deferral of hiring, outside of core growth areas, as our internal automation initiatives have enhanced employee productivity. Additionally, the reduction in rent expense after officially transitioning to a “work from home” model in the three month period ended March 31, 2021, also contributed to the decrease.

Product Development
Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Product development	$33,455	$25,716	30%
Percentage of total revenue	31%	33%
Headcount (at period end):	501	445	13%
Product development costs increased by 30% to $33.5 million in the three months ended March 31, 2021 from $25.7 million in the comparable period in 2020. This is primarily related to an increase in salaries and employee related expenses of approximately $5.6 million, in business services and outsourcing subcontracted labor of approximately $1.8 million, in depreciation expense of approximately $1.0 million, and in credit card processing and bank fees of $0.2 million. This was partially offset by a decrease of approximately $0.8 million in facilities expenses. We made investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud. Also, we invested in hiring more data scientists and machine learning engineers to focus on Conversational AI.
We continue to invest in new product development efforts to expand the capability of Conversational Cloud. In accordance with ASC 350-40 - “Internal-Use Software,” as new projects are initiated that provide functionality to the Conversational Cloud platform, the associated development and employee costs will be capitalized. Upon completion, the project costs will be depreciated over five years. In the three months ended March 31, 2021, $8.2 million was capitalized, compared to $7.6 million in the comparable periods in 2020.

Restructuring Costs
Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Restructuring costs	$2,732	$3,190	(14)%
Percentage of total revenue	3%	4%
Restructuring costs decreased by 14% to approximately $2.7 million during the three months ended March 31, 2021 from $3.2 million in the comparable period in 2020. The restructuring cost for the three months ended March 31, 2021 was a result of our partnership with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud, and to redefine how brands communicate. This variance was primarily attributable to an increase in restructuring costs related to lease abandonment, along with severance and other compensation costs. The restructuring cost for three months ended March 31, 2020 was attributed to severance and associated costs associated with re-prioritizing and reallocating resources on areas believed to show high growth potential.

Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Amortization of purchased intangibles	$375	$405	(7)%
Percentage of total revenues	—%	1%

Amortization expense for purchased intangibles decreased by 7% to $0.4 million in the three months ended March 31, 2021 from $0.4 million in the comparable period in 2020.
Additional amortization expense in the amount of $1.2 million and $0.3 million in the three months ended March 31, 2021 and 2020 is included in cost of revenue.

Other Expense (Income), net
Other expense (income), net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar and Japanese Yen.

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
Interest expense	(9,129)	(2,791)	227%
Other income (expense)	712	(667)	(207)%
Other expense, net	$(8,417)	$(3,458)	143%
Other expense increased to $8.4 million in the three months ended March 31, 2021, respectively, from other expense of $3.5 million in the comparable periods in 2020 due to interest expense attributable to the 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) and the Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”), partially offset by interest income on cash and cash equivalents and financial income which is attributable to currency rate fluctuations.

(Benefit from) Provision For Income Taxes

	Three Months Ended March 31,
	2021	2020	% Change
	($ in thousands)
(Benefit from) Provision for income taxes	$(851)	$352	(342)%

Benefit from provision for income taxes was $0.9 million in the three months ended March 31, 2021, and provision for income taxes was $0.4 million in the three months ended March 31, 2020, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.
The tax benefit of $0.9 million for the period was made up of a tax provision of $0.6 million on operating earnings for the period, and a tax a benefit of $1.5 million related to revision of estimates for uncertain tax benefits related to Kasamba Israel and Liveperson Ltd. Israel deferred tax assets.

Net Loss
We had a net loss of $21.2 million in the three months ended March 31, 2021 compared to a net loss of $37.0 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, there were increases in revenue of approximately $29.8 million, increases in operating expenses of approximately $10.2 million, increase in other (expense) income, net of approximately $5.0 million, and decrease in provision for income taxes of approximately $1.2 million.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$25,229	$4,293
Cash flows used in investing activities	(11,437)	(11,030)
Cash flows provided by financing activities	3,015	3,098
As of March 31, 2021, we had approximately $668.2 million in cash and cash equivalents, an increase of approximately $14.1 million from December 31, 2020. The increase is primarily attributable to cash flows provided by financing activities related to issuance of common stock in connection with exercise of options and ESPP and an increase in operating activities.
Net cash provided by operating activities was $25.2 million for the three months ended March 31, 2021. Our net loss of $21.2 million was offset by non-cash expenses: stock-based compensation of $14.6 million; depreciation and amortization of $6.6 million; an increase in deferred revenue of $21.6 million and accrued expenses of $17.2 million. This was partially offset by increases in accounts receivable of $13.7 million and prepaid expenses of 5.8 million. Net cash provided by operating activities of $4.3 million for the three months ended March 31, 2020. Our net loss of $37.0 million was offset by non-cash expenses: stock-based compensation of $14.7 million; depreciation and amortization of $5.5 million; and a decrease in accounts receivable of $24.1 million.
Net cash used in investing activities was $11.4 million in the three months ended March 31, 2021 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $11.0 million in the three months ended March 31, 2020 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.
Net cash provided by financing activities was $3.0 million in the three months ended March 31, 2021, consisting primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $3.1 million in the three months ended March 31, 2020 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.
We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2021, we had an accumulated deficit of approximately $413.1 million.
In response to the COVID-19 pandemic, we have undertaken a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely for the past several months, we have significantly reduced the real estate space we lease. This will likely result in various one-time cash expenses in connection with early termination of some or all of our leases.
Our principal sources of liquidity are the net proceeds from the issuance of our convertible senior notes, after deducting purchaser discounts and debt issuance costs paid by us, issuance of common stock in connection with the exercise of options, and payments received from customers using our products. We anticipate that our current cash and cash equivalents will be sufficient to satisfy our working capital and capital requirements for at least the next twelve (12) months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are unable to obtain any necessary additional financing, we may be required to further reduce the scope of our planned sales and marketing and product development efforts, which could materially adversely affect our financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in or acquire complementary businesses, technologies, services or products.
Off-Balance Sheet Arrangements
We do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risks
Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended March 31, 2021, the U.S. dollar depreciated by approximately 5% as compared to the NIS. During the three months ended March 31, 2021, expenses generated by our Israeli operations totaled approximately $19.8 million. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks
Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2021, our allowance for doubtful accounts increased by $0.1 million to approximately $5.4 million. During the three months ended March 31, 2020, we increased our allowance for doubtful accounts by $0.5 million to approximately $3.6 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.
An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and we evaluate the collectability of our accounts receivable and contract assets based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we use an aging schedule and recognize allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and our historical collection experience adjusted for current expectations for the customer or industry. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible.

Interest Rate Risk
Our investments consist of cash and cash equivalents. Therefore, changes in market interest rates do not affect in any material respect the value of the investments as recorded by us.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial conditions or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information
Item 1. Legal Proceedings
We previously filed an intellectual property suit against [24]7 Customer, Inc. (“[24]/7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated our technology to develop competing products and misused our business information. On June 22, 2015, [24]7 Customer, Inc. filed suit against us in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 Customer Inc. filed a second patent infringement suit against us, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in our favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. Trial for our intellectual property and other claims asserted against [24]7 is set for May 24, 2021. Trial for [24]7’s patent infringement claims has been vacated, to be reset after the trial on our claims. We believe the claims filed by [24]7 are entirely without merit and intend to defend them vigorously.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 8, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by the issuer during the three months ended March 31, 2021.

Purchase of Equity Securities by the Issuer
There were no repurchases of equity securities by the issuer during the three months ended March 31, 2021.

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

LIVEPERSON, INC.
(Registrant)

Date:	May 7, 2021	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 7, 2021	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (principal financial officer)