Form 10-Q
period 2021-06-30
LIVEPERSON INC
filed 2021-08-04
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 000-30141

LIVEPERSON, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3861628
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 7th Ave, Floor M1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 2, 2021, 69,765,416 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
June 30, 2021
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

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$664,334	$654,152
Accounts receivable, net of allowances of $5,837 and $5,344 as of June 30, 2021 and December 31, 2020, respectively	89,807	80,423
Prepaid expenses and other current assets	19,348	14,236
Total current assets	773,489	748,811
Operating lease right of use assets (Note 9)	307	614
Property and equipment, net (Note 6)	115,647	106,055
Contract acquisition costs	43,462	41,021
Intangibles, net (Note 5)	10,970	10,927
Goodwill (Note 5)	95,116	95,192
Deferred tax assets	3,600	2,032
Other assets	1,166	1,780
Total assets	$1,043,757	$1,006,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,106	$14,115
Accrued expenses and other current liabilities (Note 7)	97,567	99,870
Deferred revenue (Note 2)	107,671	88,848
Operating lease liability (Note 9)	2,711	5,718
Total current liabilities	216,055	208,551
Deferred revenue, net of current portion (Note 2)	489	409
Convertible senior notes, net (Note 8)	556,032	538,432
Operating lease liability, net of current portion (Note 9)	3,250	7,180
Deferred tax liability	1,782	1,622
Other liabilities	4,457	6,304
Total liabilities	782,065	762,498
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 72,017,145 and 70,264,265 shares issued, 69,307,315 and 67,554,435 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	72	70
Additional paid-in capital	696,923	635,672
Treasury stock - 2,709,830 shares	(3)	(3)
Accumulated deficit	(434,199)	(391,885)
Accumulated other comprehensive (loss) income	(1,101)	80
Total stockholders’ equity	261,692	243,934
Total liabilities and stockholders’ equity	$1,043,757	$1,006,432
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share amounts)
Revenue	$119,605	$91,603	$227,496	$169,691
Costs and expenses: (1) (2)
Cost of revenue (3)	40,063	27,707	73,582	50,526
Sales and marketing	38,622	34,618	75,575	77,298
General and administrative	16,105	16,353	30,591	32,822
Product development	37,526	26,967	70,981	52,681
Restructuring costs	493	—	3,225	3,193
Amortization of purchased intangibles	374	404	749	809
Total costs and expenses	133,183	106,049	254,703	217,329
Loss from operations	(13,578)	(14,446)	(27,207)	(47,638)
Other (expense) income, net:
Interest expense, net	(9,281)	(3,211)	(18,410)	(6,002)
Other income (expense), net	2,338	(1,309)	3,050	(1,975)
Total other (expense) income, net	(6,943)	(4,520)	(15,360)	(7,977)
Loss before provision for (benefit from) income taxes	(20,521)	(18,966)	(42,567)	(55,615)
Provision for (benefit from) income taxes	598	(339)	(253)	13
Net loss	$(21,119)	$(18,627)	$(42,314)	$(55,628)

Net loss per share of common stock:
Basic	$(0.31)	$(0.28)	$(0.62)	$(0.86)
Diluted	$(0.31)	$(0.28)	$(0.62)	$(0.86)

Weighted-average shares used to compute net loss per share:
Basic	69,057,129	65,650,782	68,482,653	65,023,302
Diluted	69,057,129	65,650,782	68,482,653	65,023,302

(1)Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,386	$2,199	$3,281	$3,448
Sales and marketing	3,373	2,525	7,155	7,664
General and administrative	3,110	4,083	5,760	6,811
Product development	7,218	7,138	13,502	12,719

(2)Amounts include depreciation expense, as follows:
Cost of revenue	$2,634	$2,537	$5,168	$4,909
Sales and marketing	615	620	1,218	1,287
General and administrative	28	49	88	154
Product development	3,696	2,532	7,104	4,924

(3)Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$1,184	$284	$2,359	$569
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(21,119)	$(18,627)	$(42,314)	$(55,628)
Foreign currency translation adjustment	565	(1,931)	(1,181)	538
Comprehensive loss	$(20,554)	$(20,558)	$(43,495)	$(55,090)
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	209,185	—	—	—	2,617	—	—	2,617
Common stock issued upon vesting of restricted stock units (RSU)	454,508	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,225	—	—	9,225
Cash awards settled in shares of the Company’s common stock	400,700	—	—	—	25,925	—	—	25,925
Common stock issued under Employee Stock Purchase Plan	22,544	—	—	—	1,257	—	—	1,257
Net loss	—	—	—	—	—	(21,195)	—	(21,195)
Other comprehensive loss	—	—	—	—	—	—	(1,746)	(1,746)
Balance as of March 31, 2021	71,351,202	$71	(2,709,830)	$(3)	$674,695	$(413,080)	$(1,666)	$260,017
Common stock issued upon exercise of stock options	252,155	—	—	—	3,999	—	—	3,999
Common stock issued upon vesting of RSU	252,218	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,524	—	—	9,524
Cash awards settled in shares of the Company’s common stock	137,300	—	—	—	7,578	—	—	7,578
Common stock issued under Employee Stock Purchase Plan	24,270	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(21,119)	—	(21,119)
Other comprehensive loss	—	—	—	—	—	—	565	565
Balance as of June 30, 2021	72,017,145	$72	(2,709,830)	$(3)	$696,923	$(434,199)	$(1,101)	$261,692
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2019	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535
Common stock issued upon exercise of stock options	199,215	—	—	—	1,955	—	—	1,955
Common stock issued upon vesting of RSU	203,690	—	—	—	—	—	—	—
Common stock as earn-out payment in connection with AdvantageTec Inc.	11,508	1	—	—	293	—	—	294
Stock-based compensation	—	—	—	—	9,519	—	—	9,519
Cash awards settled in shares of the Company’s common stock	991,905	—	—	—	24,656	—	—	24,656
ASU 2016-13 (Topic 326) Adjustment (Note 1)	—	—	—	—	—	(729)	—	(729)
Common stock issued under Employee Stock Purchase Plan	50,818	—	—	—	1,626	—	—	1,626
Net loss	—	—	—	—	—	(37,001)	—	(37,001)
Other comprehensive loss	—	—	—	—	—	—	(2,469)	(2,469)
Balance as of March 31, 2020	68,000,209	$68	(2,709,830)	$(3)	$474,606	$(321,292)	$(6,993)	$146,386
Common stock issued upon exercise of stock options	403,443	—	—	—	5,079	—	—	5,079
Common stock issued upon vesting of RSU	298,114	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	7,433	—	—	7,433
Common stock issued under Employee Stock Purchase Plan	29,711	—	—	—	1,111	—	—	1,111
Net loss	—	—	—	—	—	(18,627)	—	(18,627)
Other comprehensive loss	—	—	—	—	—	—	1,931	1,931
Balance as of June 30, 2020	68,731,477	$69	(2,709,830)	$(3)	$488,229	$(339,919)	$(5,062)	$143,314
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(42,314)	$(55,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	29,698	30,642
Depreciation	13,578	11,274
Amortization of tenant allowance	—	(258)
Amortization of purchased intangibles and finance leases	3,108	1,378
Amortization of debt issuance costs	1,228	600
Accretion of debt discount on convertible senior notes	16,374	4,777
Changes in fair value of contingent consideration	—	(263)
Allowance for credit losses	1,599	1,953
Gain on settlement of leases	(3,322)	—
Deferred income taxes	(1,408)	54
Changes in operating assets and liabilities:
Accounts receivable	(11,665)	10,051
Prepaid expenses and other current assets	(3,938)	(5,377)
Contract acquisition costs noncurrent	(3,557)	(4,348)
Other assets	597	(28)
Accounts payable	(6,548)	(3,026)
Accrued expenses and other current liabilities	20,527	14,235
Deferred revenue	20,126	5,979
Operating lease liabilities	(3,312)	270
Other liabilities	(157)	21
Net cash provided by operating activities	30,614	12,306

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(23,172)	(23,611)
Payments for intangible assets	(1,375)	(648)
Net cash used in investing activities	(24,547)	(24,259)

FINANCING ACTIVITIES:
Principal payments for financing leases	(1,728)	—
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	9,001	9,123
Payments on conversion of convertible senior notes	(2)	—
Net cash provided by financing activities	7,271	9,123
Effect of foreign exchange rate changes on cash and cash equivalents	(1,882)	(516)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,456	(3,346)
Cash, cash equivalents, and restricted cash - beginning of year	654,152	176,523
Cash, cash equivalents, and restricted cash - end of year	$665,608	$173,177
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$664,334	$173,177
Restricted cash in prepaid expenses and other current assets	1,274	—
Total cash, cash equivalents, and restricted cash	$665,608	$173,177

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$686	$3,124
Cash paid for interest	1,041	863

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment recorded in accounts payable	$640	$1,198
Issuance of 11,508 shares of common stock as earn-out payment in connection with AdvantageTec Inc.	—	294
Issuance of shares of common stock to settle cash awards	33,503	24,656
Right of use assets obtained in exchange for operating lease liabilities (1)	—	(1,050)
——————————————
(1)Includes leases that commenced during the year ended December 31, 2020, as well as balances related to leases in existence as of the date of the adoption of Topic 842.
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger, and Alexa. These messaging conversations harness human agents, bots, and Artificial Intelligence (“AI”) to power convenient, personalized, and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry’s largest ecosystems of messaging endpoints and use cases.

The Conversational Cloud, our enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (“SMS”), social media, and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (“IVRs”) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, AI, and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (“PCI”) compliance, cobrowsing, and a sophisticated proactive targeting engine. An extensible application programming interface (“API”) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.

LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI, and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

LivePerson’s consumer services offering is an online marketplace that connects independent service providers (“Experts”) who provide information and knowledge for a fee via mobile and online messaging with individual consumers (“Users”). Users seek assistance and advice in various categories including personal counseling and coaching, computers and programming, education and tutoring, spirituality and religion, and other topics.

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. In April 2000, the Company completed an initial public offering and is currently traded on the NASDAQ Global Select Market and the Tel Aviv Stock Exchange. LivePerson is headquartered in New York City. In light of the COVID-19 pandemic and the Company’s strong performance working remotely, the Company has adopted an “employee-centric” workforce model that does not rely on traditional offices. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of June 30, 2021, and the consolidated results of operations, comprehensive loss, and cash flows for the interim periods ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date.

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

Many of the Company’s estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. We continue to monitor the effects of the COVID-19 pandemic, and our estimates and judgments may change materially as new events occur or additional information becomes available.

Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of Accumulated other comprehensive income (loss) in stockholders’ equity. Foreign exchange transaction gain or losses are included in Other income (expense), net in the accompanying consolidated statements of operations.

Recently Issued Accounting Standards

Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 which simplifies the accounting for convertible instruments by eliminating existing accounting models that require separation of a cash conversion or beneficial conversion feature from the host contract. Accordingly, a convertible debt instrument will be accounted as a single liability measured at its amortized cost and a convertible preferred stock will be accounted as a single equity instrument measured at its historical cost, as long as no other embedded features require bifurcation as derivatives and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the convertible debt was not issued at a substantial premium. The ASU also simplifies the derivative scope exception for accounting for contracts in an entity’s own equity by:

•removing certain conditions required to meet the settlement criterion
•clarifying that instruments that are not indexed to the issuer’s own stock must be remeasured at fair value through earnings at each reporting period
•clarifying the scope of reassessment guidance and disclosure requirements in Subtopic 815-40.

The ASU also makes targeted improvements to the disclosure requirements for convertible instruments and earnings-per-share guidance.

For SEC filers, excluding smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The ASU specifies that the guidance should be adopted as of the beginning of the annual fiscal year. We are assessing what impact ASU 2020-06 will have on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expenses among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2019-12 in the first quarter of 2021 and determined that the ASU had no material impact on our condensed consolidated financial statements.

Note 2. Revenue Recognition

The majority of our revenue is generated from monthly service revenues, which is inclusive of our platform usage pricing model, and related professional services from the sale of our services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. No single customer accounted for 10% or more of our total revenue for the six months ended June 30, 2021.

Remaining Performance Obligation

As of June 30, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $345.8 million. Approximately 92% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance as of June 30, 2021 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $81.9 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents deferred revenue by revenue source:

	Deferred Revenue
	June 30, 2021	December 31, 2020
	(In thousands)
Hosted services – Business	$105,239	$86,144
Hosted services – Consumer	889	835
Professional services – Business	1,543	1,869
Total deferred revenue - short term	$107,671	$88,848

Professional services – Business	489	409
Total deferred revenue - long term	$489	$409

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Hosted services – Business	$95,092	$72,382	$178,732	$133,435
Hosted services – Consumer	9,810	7,587	18,821	13,826
Professional services – Business	14,703	11,634	29,943	22,430
Total revenue	$119,605	$91,603	$227,496	$169,691

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
United States	$80,924	$59,559	$149,706	$108,109
Other Americas (1)	3,995	3,048	7,908	5,068
Total Americas	84,919	62,607	157,614	113,177
EMEA (2) (4)	22,933	19,692	44,693	39,182
APAC (3)	11,753	9,304	25,189	17,332
Total revenue	$119,605	$91,603	$227,496	$169,691
——————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)
(4)Includes revenues from the United Kingdom of $14.8 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively, and from the Netherlands of $1.2 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Includes revenues from the United Kingdom of $28.1 million and $25.1 million for the six months ended June 30, 2021 and 2020, respectively, and from the Netherlands of $2.5 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of our deferred revenue balance is related to Hosted Services - Business Revenue.

In some arrangements, we allow customers to pay for access to the Conversational Cloud over the term of the software license. We refer to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of our accounts receivable, unbilled receivables, contract acquisition costs, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)
	(In thousands)
Opening balance as of December 31, 2020	$61,801	$18,622	$41,021	$88,848	$409
(Decrease) increase, net	(2,936)	12,320	2,441	18,823	80
Ending balance as of June 30, 2021	$58,865	$30,942	$43,462	$107,671	$489

Accounts Receivable, Net

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

Allowance for Doubtful Accounts
(In thousands)
Balance as of December 31, 2020	$5,344
Additions charged to costs and expenses	1,599
Deductions/write-offs	(1,106)
Balance as of June 30, 2021	$5,837

Note 3. Net Loss Per Share
Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the treasury stock method and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.

A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss (in thousands)	$(21,119)	$(18,627)	$(42,314)	$(55,628)
Weighted average number of shares outstanding, basic and diluted	69,057,129	65,650,782	68,482,653	65,023,302
Net loss per share, basic and diluted	$(0.31)	$(0.28)	$(0.62)	$(0.86)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	As of June 30,
	2021	2020
Shares subject to outstanding common stock options and employee stock purchase plan	4,252,817	5,481,824
Restricted stock units	3,023,476	3,349,966
	7,276,293	8,831,790

We expect to settle the principal amount of our 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) and our 0% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) upon conversion in cash and any excess over the principal amount in shares of our common stock. We use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the initial conversion price of 130% of $38.58 per share for the 2024 Notes and $75.23 per share for the 2026 Notes.

See Note 8 – Convertible Senior Notes and Capped Call Transactions for a full description of the Notes.

Note 4. Segment Information

We are organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of our condensed consolidated financial statements which are described in Note 1 –Description of Business and Basis of Presentation. We allocate cost of revenue, sales and marketing, and amortization of purchased intangibles to the segments, but we do not allocate product development expenses, general and administrative expenses, restructuring costs, or income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended June 30, 2021, based on our internal financial reporting system utilized by our chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$95,092	$—	$—	$95,092
Hosted services – Consumer	—	9,810	—	9,810
Professional services – Business	14,703	—	—	14,703
Total revenue	109,795	9,810	—	119,605
Cost of revenue	38,265	1,798	—	40,063
Sales and marketing	31,915	6,707	—	38,622
Amortization of purchased intangibles	374	—	—	374
Unallocated corporate expenses	—	—	54,124	54,124
Operating income (loss)	$39,241	$1,305	$(54,124)	$(13,578)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the three months ended June 30, 2020, based on our internal financial reporting system utilized by our chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$72,382	$—	$—	$72,382
Hosted services – Consumer	—	7,587	—	7,587
Professional services – Business	11,634	—	—	11,634
Total revenue	84,016	7,587	—	91,603
Cost of revenue	26,085	1,622	—	27,707
Sales and marketing	28,926	5,692	—	34,618
Amortization of purchased intangibles	404	—	—	404
Unallocated corporate expenses	—	—	43,320	43,320
Operating income (loss)	$28,601	$274	$(43,320)	$(14,446)

Summarized financial information by segment for the six months ended June 30, 2021, based on our internal financial reporting system utilized by our chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$178,732	$—	$—	$178,732
Hosted services – Consumer	—	18,821	—	18,821
Professional services – Business	29,943	—	—	29,943
Total revenue	208,675	18,821	—	227,496
Cost of revenue	69,875	3,707	—	73,582
Sales and marketing	62,118	13,457	—	75,575
Amortization of purchased intangibles	749	—	—	749
Unallocated corporate expenses	—	—	104,797	104,797
Operating income (loss)	$75,933	$1,657	$(104,797)	$(27,207)

Summarized financial information by segment for the six months ended June 30, 2020, based on our internal financial reporting system utilized by our chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$133,435	$—	$—	$133,435
Hosted services – Consumer	—	13,826	—	13,826
Professional services – Business	22,430	—	—	22,430
Total revenue	155,865	13,826	—	169,691
Cost of revenue	47,430	3,096	—	50,526
Sales and marketing	66,395	10,903	—	77,298
Amortization of purchased intangibles	809	—	—	809
Unallocated corporate expenses	—	—	88,696	88,696
Operating income (loss)	$41,231	$(173)	$(88,696)	$(47,638)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information

We are domiciled in the United States and have international operations around the globe. The following table presents our long-lived assets by geographic region as of the dates presented:

	June 30,	December 31,
	2021	2020
	(In thousands)
United States	$213,276	$202,275
Israel	19,162	16,657
Australia	13,058	13,792
Netherlands	7,854	8,301
Other (1)	16,918	16,596
Total long-lived assets	$270,268	$257,621
——————————————
(1)United Kingdom, Germany, Japan, France, and Italy
Note 5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

	Business	Consumer	Consolidated
	(In thousands)
Balance as of December 31, 2020	$87,168	$8,024	$95,192
Adjustments to goodwill:
Foreign exchange adjustment	(76)	—	(76)
Balance as of June 30, 2021	$87,092	$8,024	$95,116

Intangible Assets

Intangible assets are summarized as follows:

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$30,463	$(27,585)	$2,878	5.3 years
Customer relationships	16,976	(14,397)	2,579	8.4 years
Patents	6,452	(1,018)	5,434	12.7 years
Other	314	(235)	79	2.2 years
Total	$54,205	$(43,235)	$10,970

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$30,499	$(26,818)	$3,681	5.4 years
Customer relationships	16,981	(13,982)	2,999	8.4 years
Patents	5,076	(908)	4,168	12.5 years
Other	314	(235)	79	2.2 years
Total	$52,870	$(41,943)	$10,927

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $1.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $3.1 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021 and 2020, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(In thousands)
Remaining 2021	$1,322
2022	2,274
2023	992
2024	790
2025	369
Thereafter	5,223
Total	$10,970

Note 6. Property and Equipment

The following table presents the detail of property and equipment for the periods presented:

	June 30, 2021	December 31, 2020
	(In thousands)
Computer equipment and software	$114,669	$107,666
Internal-use software development costs	103,847	86,454
Finance lease right-of-use assets	8,263	10,045
	226,779	204,165
Less: accumulated depreciation	(111,132)	(98,110)
Total	$115,647	$106,055

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	June 30, 2021	December 31, 2020
	(In thousands)
Professional services and consulting and other vendor fees	$56,291	$38,796
Payroll and other employee related costs	22,901	39,820
Sales commissions	4,377	6,988
Finance lease liability (Note 9)	3,563	3,488
Restructuring (Note 13)	2,172	4,732
Taxes other than income tax	2,147	2,954
Unrecognized tax benefits	2,037	2,039
Other	4,079	1,053
Total	$97,567	$99,870

Note 8. Convertible Senior Notes and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, we issued $230.0 million aggregate principal amount of our 0.750% Convertible Senior Notes due 2024 in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.

The 2024 Notes will mature on March 1, 2024, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The total net proceeds from the offering of the 2024 Notes, after deducting debt issuance costs, paid, or payable by the Company, was approximately $221.4 million.

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

Holders of the 2024 Notes may convert their 2024 Notes at their option at any time prior to the close of business on the business day immediately preceding November 1, 2023, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2024 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2024 Notes) per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2024 Notes on each such trading day; or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, holders may convert all or any portion of their 2024 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon conversion, it is our current intent to settle the principal amount of its outstanding 2024 Notes in cash and any excess over the principal amount in shares of the Company’s common stock.

During the three months ended June 30, 2021, the conditions allowing holders of the 2024 Notes to convert were met and, thus, holders of the 2024 Notes maintain the option to convert their 2024 Notes during the quarter ending September 30, 2021.

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

In connection with the offering of the 2024 Notes, the Company entered into privately-negotiated capped call option transactions with certain counterparties (the “2024 capped call”). The 2024 capped calls each have an initial strike price of approximately $38.58 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. The 2024 capped calls have initial cap prices of $57.16 per share, subject to certain adjustment events. The 2024 capped calls cover, subject to anti-dilution adjustments, approximately 5.96 million shares of common stock. The 2024 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2024 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2024 capped calls expire on March 1, 2024, subject to earlier exercise. The 2024 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2024 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2024 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2024 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $23.2 million incurred to purchase the 2024 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

The remaining term over which the 2024 Notes debt discount and debt issuance costs will be amortized is 2.7 years. The effective interest rate on the debt was 4.05% for the period ended June 30, 2021.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, we issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 in a private placement, which amount includes $67.5 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2026 Notes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) with respect to any Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after August 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

Upon conversion, it is our current intent to settle the principal amount of its outstanding 2026 Notes in cash and any excess in shares of the Company’s common stock.

During the three months ended June 30, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.

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

In accounting for the issuance of the 2026 Notes, we separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $162.5 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense at an effective interest rate over the contractual term of the 2026 Notes.

In accounting for the transaction costs related to the 2026 Notes, we allocated the total amount incurred of approximately $12.2 million to the liability and equity components of the 2026 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.5 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual terms of the 2026 Notes. Issuance costs attributable to the equity component were approximately $3.7 million and recorded as a reduction of additional paid in capital in stockholders’ equity.

The remaining term over which the 2026 Notes debt discount and debt issuance costs will be amortized is 5.4 years. The effective interest rate on the debt was 6.05% for the period ended June 30, 2021.

In connection with the offering of the 2026 Notes, we entered into privately-negotiated capped call option transactions with certain counterparties (the “2026 capped call”). The 2026 capped calls each have an initial strike price of approximately

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$75.23 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 capped calls have initial cap prices of $105.58 per share, subject to certain adjustment events. The 2026 capped calls cover, subject to anti-dilution adjustments, approximately 6.88 million shares of common stock. The 2026 capped calls are generally intended to reduce or offset the potential dilution to the common stock upon any conversion of the 2026 Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2026 capped calls expire on December 15, 2026, subject to earlier exercise. The 2026 capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. In addition, the 2026 capped calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 capped calls, including changes in law, failure to deliver, and hedging disruptions. The 2026 capped calls are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost of $46.1 million incurred to purchase the 2026 capped calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.

The net carrying amount of the liability component of the Notes was as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Principal	$747,500	$747,500
Unamortized discount	(179,896)	(196,269)
Unamortized issuance costs	(11,572)	(12,799)
Net carrying amount	$556,032	$538,432
The net carrying amount of the equity component of the Notes was as follows:

June 30, 2021
(In thousands)
Proceeds allocated to the conversion options (debt discount)	$215,434
Issuance costs	(5,783)
Net carrying amount	$209,651
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$432	$431	$863	$863
Amortization of issuance costs	619	303	1,228	600
Amortization of debt discount	8,256	2,409	16,374	4,776
Total interest expense	$9,307	$3,143	$18,465	$6,239

Interest expense of $9.3 million and $18.5 million are reflected as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2021, respectively.

Note 9. Leases

We have operating and finance leases for our corporate offices and other service agreements. Our leases have remaining lease terms of less than one to five years, some of which include options to extend.

In connection with the leases, we recognized operating lease right of use assets of $0.3 million and $0.6 million and an aggregate lease liability of $6.0 million and $12.9 million in our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees will work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

leases in its global portfolio of office leases during 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets between the decision date and the cease use date. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. During the three months ended June 30, 2021, we had a $3.3 million gain resulting from the settlement of leases.

As of June 30, 2021, due to a dispute with one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $1.3 million at June 30, 2021, which is recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets.

We continue to actively assess our global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to our financial condition or results of operations.

Supplemental cash flow information related to leases for the periods listed are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$856	$2,131	$1,243	$4,117
Operating cash flows for finance leases	85	—	179	—
Financing cash flows for finance leases	869	—	1,728	—

The components of lease costs for the quarters ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Finance lease cost
Amortization of right of use assets	$900	$—	$1,788	$—
Interest	85	—	179	—
Operating lease cost	1,624	5,367	3,481	6,764
Total lease cost	$2,609	$5,367	$5,448	$6,764

	June 30, 2021	June 30, 2020
Weighted Average Remaining Lease Term:
Operating leases	3.0 years	3.4 years
Finance leases	2.3 years	—

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	—%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	Classification on the Consolidated Balance Sheet	June 30, 2021	December 31, 2020
		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$307	$614
Finance right of use assets	Property and equipment, net	8,263	10,045

Liabilities
Current liabilities:
Operating lease liability	Operating lease liability	$2,711	$5,718
Finance lease liability	Accrued expenses and other current liabilities	3,563	3,488
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	3,250	7,180
Finance lease liability	Other liabilities	4,307	6,176
Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease terms in excess of one year) are as follows:

	June 30, 2021
	Operating Leases	Finance Leases
	(In thousands)
2021 (remaining six months for June 30, 2021)	$1,740	$1,907
2022	2,619	3,813
2023	884	2,500
2024	534	—
2025	639	—
Thereafter	266	—
Total minimum lease payments	6,682	8,220
Less: present value adjustment	(721)	(350)
Present value of lease liabilities	$5,961	$7,870
The timing and amounts of future minimum lease payments under non-cancellable operating leases in the above table may be subject to change as a result of the restructuring. For more information, see Note 13 – Restructuring.

Note 10. Fair Value Measurements
We measure our cash equivalents at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. Our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2021 and December 31, 2020, are summarized as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$518,236	$—	$—	$518,236
Total assets	$518,236	$—	$—	$518,236

Liabilities:
Contingent earn-out	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$328,195	$—	$—	$—
Total assets	$328,195	$—	$—	$—

Liabilities:
Contingent earn-out	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect our assumptions based on the best information available.

Our money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. Our contingent earn-out liability is measured at fair value on a recurring basis and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, we use fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. We use an income approach and inputs that constitute level 3.

As of June 30, 2021, the fair value of the Notes, as further described in Note 8 – Convertible Senior Notes and Capped Call Transactions above, was approximately $597.8 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique which is considered a level 2 fair value measurement.

We recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2020, the contingent earn-out decreased by $0.6 million due to a decrease in re-measurement to fair value of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AdvantageTec, of approximately $0.3 million and payments of approximately $0.3 million in shares. During the six months ended June 30, 2021, the contingent earn-out increased by $0.1 million and then subsequently paid out in shares during the second quarter.

The changes in fair value of the level 3 liabilities are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Balance, beginning of period	$—	$557
AdvantageTec Inc. fair value adjustment	132	(263)
Payments	(132)	(294)
Balance, end of period	$—	$—

Note 11. Commitments and Contingencies

Employee Benefit Plans

The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $0.9 million and $0.8 million of employer matching contributions for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2021 and 2020.

Letters of Credit

As of June 30, 2021, we had a letter of credit totaling $0.6 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Sales Tax Liabilities

We are in the process of finalizing our sales tax liability analysis for states in which we have economic nexus. During the first quarter of 2020, we determined it was probable we would be subject to sales tax liabilities plus applicable interest in these states and have estimated the potential exposure to range between $2.5 million to $6.3 million. We determined that our best estimate of what would be reasonably expected for us to settle the potential exposure was $2.5 million and accordingly, we accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of June 30, 2021, there is a $2.0 million accrual balance for sales tax liabilities.

COVID-19 Pandemic

In December 2019, a novel coronavirus disease (“COVID-19”) was first reported. On March 11, 2020, due to worldwide spread of the virus, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 global pandemic has resulted in a widespread health crisis, and the resulting impact on governments, businesses, and individuals and actions taken by them in response to the situation have resulted in widespread economic disruptions, significantly affecting broader economies, financial markets, and overall demand for the Company’s products. The COVID-19 outbreak also has caused increased uncertainty in estimates and assumptions affecting the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements as the extent and period of recovery from the COVID-19 outbreak and related economic disruption is difficult to forecast.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and the carrying value of the goodwill and other long-lived assets. While there was not any significant impact to the operations of the Company, during the twelve months ended December 31, 2020, the Company moved to an employee-centric model under which employees will work remotely rather than in traditional offices due to concerns about COVID-19. As a result of this decision, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets for 14 leases within its global lease portfolio, which is a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2020. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so. Refer to Note 9 – Leases for a detailed discussion of the impacts of this lease restructuring.

The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in other material impacts to the Company’s consolidated financial statements in future reporting periods.

Note 12. Stockholders’ Equity

Common Stock

As of June 30, 2021, there were 200,000,000 shares of common stock authorized, 72,017,145 shares issued, and 69,307,315 shares outstanding. As of December 31, 2020, there were 200,000,000 shares of common stock authorized, 70,264,265 shares issued and 67,554,435 shares outstanding. The par value for shares of common stock is $0.001 per share.

Preferred Stock

As of June 30, 2021 and December 31, 2020, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for shares of preferred stock is $0.001 per share.

Stock-Based Compensation

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2021, approximately 6.0 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through June 30, 2021).

Employee Stock Purchase Plan

There are 2,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of June 30, 2021, approximately 0.8 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2021).

Inducement Plan

There are 3,368,048 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of June 30, 2021, approximately 1.2 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through June 30, 2021).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balances outstanding at December 31, 2020	4,332	$19.78	6.79	$183,825
Granted	472
Exercised	(461)
Cancelled or expired	(88)
Balances outstanding at June 30, 2021	4,255	24.21	6.85	166,339
Options vested and expected to vest	1,187	32.09	8.25	37,185
Options exercisable at June 30, 2021	2,448	$16.58	5.66	$114,235

The total fair value of stock options exercised during the six months ended June 30, 2021 was approximately $3.0 million. As of June 30, 2021, there was approximately $24.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit (“RSU”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per share)	Aggregate Fair Value (In thousands)
Balances outstanding at December 31, 2020	2,950	$27.00	$183,781
Awarded	1,565
Vested	(1,244)
Forfeited	(250)
Non-vested and outstanding at June 30, 2021	3,021	$38.46	$191,205
Expected to vest	1,841	$36.30	$116,404
RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of June 30, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $106.2 million and the weighted-average remaining vesting period was 3.2 years.

For the three months ended June 30, 2021 and 2020, the Company accrued approximately $5.1 million and $7.9 million in cash rewards, respectively, and for the six months ended June 30, 2021 and 2020, the Company accrued approximately $10.4 million and $11.6 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $15.1 million and $15.9 million for the three months ended June 30, 2021 and 2020, respectively, and $29.7 million and $30.6 million for the six months ended June 30, 2021 and 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The per share weighted average fair value of stock options granted was $24.76 and $12.36 during the three months ended June 30, 2021 and 2020, respectively. The per share weighted average fair value of stock options granted was $25.71 and $12.25 during the six months ended June 30, 2021 and 2020, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.77% -0.84%	0.31% - 0.32%	0.46% - 0.84%	0.31% - 0.66%
Expected life (in years)	5	5	5	5
Historical volatility	54.31% - 54.55%	51.91% - 51.94%	53.94% - 54.55%	46.50% - 51.94%
A description of the methods used in the significant assumptions used to estimate the fair value of stock-based compensation awards follows:
•Dividend yield – The Company uses 0% as it has never issued dividends and does not anticipate issuing dividends in the near term.
•Risk-free interest rate – The Company uses the market yield on U.S. Treasury securities at five years with constant maturity, representing the current expected life of stock options in years.
•Expected life – The Company uses historical data to estimate the expected life of a stock option.
•Historical volatility – The Company uses a trailing five year from grant date to determine volatility..

Note 13. Restructuring

In response to the COVID-19 pandemic, the Company went through a re-evaluation of its real estate needs. In connection with this re-evaluation, and the success the Company has had working remotely, it was decided in July 2020 that the Company would significantly reduce the real estate space it leases. This decision resulted in the significant reduction of the real estate space the Company leases and the removal of the associated right of use assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company’s leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.

On top of the lease restructuring costs, the Company went through a further restructuring related to costs associated with re-prioritizing and reallocating resources to focus on areas believed by management to show high growth potential.

The expenses associated with these restructuring events were approximately $0.5 million during the three months ended June 30, 2021 and $3.2 million during each of the six month periods ended June 30, 2021 and 2020. There were no expenses associated with this restructuring during the three months ended June 30, 2020. The Company expects to incur additional restructuring costs through December 31, 2021. The restructuring liability was approximately $2.2 million and $4.7 million as of June 30, 2021 and December 31, 2020, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets, as the liability is expected to be settled in the next 12 months.

The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented:

	June 30, 2021	December 31, 2020
	(In thousands)
Balance, beginning of the year	$4,732	$314
Lease restructuring costs	550	5,034
Severance and other compensation associated costs	2,675	5,090
Cash payments	(5,785)	(5,706)
Balance, end of period	$2,172	$4,732

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Lease restructuring costs:
Right of use assets write down	$—	$—	$—	$—
Abandonment of property and equipment	—	—	—	—
Other lease restructuring costs	256	—	550	—
Total lease restructuring costs	$256	$—	$550	$—

Severance and other compensation associated costs	$237	$—	$2,675	$3,193
Total restructuring costs	$493	$—	$3,225	$3,193

Note 14. Legal Matters

The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. The Company cannot predict with certainty whether [24]7 will pursue challenges to this award on procedural grounds. Accordingly, no amounts for the settlement have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims has been vacated, to be reset by the Court.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands, and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues, and other matters arising in the ordinary course of business. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that the Company could incur, the

Company currently believes that the final disposition of all existing matters will not have a material adverse effect on its results of operations, financial condition, or cash flows. In addition, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Note 15. Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, the Company believes that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson Ltd. Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million. For the three months ended June 30, 2021, the Company recorded a tax provision of $0.6 million. This amount consists of a tax provision for the period of $0.9 million on operating earnings for the period offset by a tax benefit of $0.3 million related to stock compensation deductions for LivePerson UK. For the six months ended June 30, 2021, the Company recorded a tax benefit of $0.3 million. This amount consists of a tax provision of $1.5 million on operating earnings offset by a tax benefit of $1.5 million for the release of a reserve of uncertain tax benefits recorded against deferred tax assets related to Israeli stock compensation deductions and a benefit of $0.3 million for excess tax benefits from stock compensation.

A statutory rate change in the United Kingdom was enacted during the three months ended June 30, 2021. Effective April 1, 2023, the tax rate will increase from 19% to 25%. During the period, the Company assessed the impact of the rate change and concluded that it is immaterial to its deferred taxes.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2020 of $55.4 million. Inherent in the Company’s 2021 annual effective tax rate is an estimated increase in the valuation allowance of $33.6 million, all of which will be recorded as an expense. During 2020, an increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. As a result of the CARES Act, the Company filed refund claims relating to prior years totaling $0.6 million.

Note 16 – Subsequent Event

On July 15, 2021, we closed on an acquisition of e-bot7, a Conversational AI company operating in Germany. This acquisition will allow us to scale our presence in Europe with the potential of scaling their Small business and Mid-Market platform globally. e-bot7 has approximately 100 employees with about 40 employees in research and development (“R&D”). The purchase price consisted of cash, stock and a contingent component and the acquisition of e-bot7 is deemed to be immaterial to Liveperson’s consolidated financial statements.

The transaction will be accounted for under the purchase method of accounting and, accordingly, the operating results of e-bot7 will be included in the Company’s consolidated results of operations from the date of acquisition.

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

Overview

LivePerson, Inc. makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and AI to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry’s largest ecosystems of messaging endpoints and use cases.

The Conversational Cloud enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, PCI compliance, cobrowsing and a sophisticated proactive targeting engine. An extensible API stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.

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

As a “cloud computing” or software-as-a-service provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership, scalability, cost predictability, and simplified upgrades. Organizations that adopt a fully-hosted, multi-tenant architecture that is maintained by LivePerson eliminate the majority of the time, server infrastructure costs, and IT resources required to implement, maintain, and support traditional on-premise software.

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

We believe LivePerson is leading the structural shift to Conversational AI. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson’s AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which exceeded the high end of our target range of 105% to 115% for 2020. The benefit can also be seen in LivePerson’s average revenue per enterprise and midmarket customers, which increased approximately 35% in 2020 to $465,000 from approximately $345,000 in 2019. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. Average annual revenue per enterprise and mid-market customer increased approximately 35% to $535,000 for the trailing twelve months ended June 30, 2021.

Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry’s best talent. In 2018, LivePerson recruited Alex Spinelli, key architect of the Alexa Operating System at Amazon.com, as our Global CTO. Under Mr. Spinelli’s leadership, LivePerson hired more than 280 of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, who are working exclusively on applying AI to the Conversational Space. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas.

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

•third-party AI natural language understanding (“NLU”) integration, so customers aren’t boxed into one vendor; and
•AI analytics and reporting tailored to the Conversational Space, providing brands with immediate, actionable insights about their businesses and contact center operations.

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
•The Company has developed Gainshare - a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy and often-times inefficient legacy voice, email and chat solutions to modern conversational ones powered by messaging and AI. Gainshare is a fully managed solution where LivePerson not only provides the messaging and AI automation technology, but also the labor, automation, and end-to-end program management, leveraging the Company’s expertise with Conversational AI and messaging operations. Gainshare is an option for brands that want to accelerate a transformation to Conversational AI, or that want a worry-free solution where LivePerson manages the entire operation, from staffing to automation building and optimization, to conversation design and consumer experience. Gainshare pricing is bespoke, and is typically structured around a brand’s desired goals, whether driving incremental revenue or reducing operational costs.

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

Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business (“SMB”) sector. In 2019, we made strong inroads into new verticals with key wins in the airline, food service and healthcare industries. In 2020, we strengthened our presence in key markets including travel/hospitality and retail, and opened new verticals like healthcare and government. We are experimenting with new conversational businesses, including some that are in regulated industries, like online banking. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.

Continue to build our international presence. We are focused on building our international presence and expanding our international revenue contribution, which accounted for 38% and 41% of total revenue in 2020 and 2019, respectively. International revenue contribution for the six months ended June 30, 2021 accounted for 34% of total revenue. We are generating positive results from our recent investments in the Asia Pacific, Europe and Latin America regions.

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

In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless Function as a Service integration which enables brands to develop custom behaviors within LivePerson’s conversational platform to easily and rapidly tailor conversation flows to their specific needs.

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

Key Metrics

Financial overview of the three months ended June 30, 2021 compared to the three months ended June 30, 2020:
•Total revenue increased 31% to $119.6 million from $91.6 million.
•Revenue from our Business segment increased 31% to $109.8 million from $84.0 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 35% to $535,000 for the trailing-twelve-months ended June 30, 2021, as compared to $395,000 for the trailing twelve months ended June 30, 2020.
•Our target for enterprise and mid-market revenue retention in 2021 matches 2020, and is a range of 105% to 115%. Revenue retention rate for enterprise and mid-market customers on the Conversation Cloud exceeded the high end of our target range in the second quarter of 2021 and 2020. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

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
•    adjusted EBITDA does not consider the impact of acquisition related costs;
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Adjusted EBITDA
GAAP net loss	$(21,119)	$(18,627)	$(42,314)	$(55,628)
Amortization of purchased intangibles	1,558	688	3,108	1,377
Stock-based compensation	15,087	15,945	29,698	30,642
Contingent earn-out adjustments	—	—	132	(263)
Restructuring costs (1)	493	—	3,225	3,193
Depreciation	6,973	5,738	13,578	11,274
Other litigation and consulting costs (2)	2,835	1,338	4,182	6,046
Provision for (benefit from) income taxes	598	(339)	(253)	13
Interest expense, net	9,281	3,211	18,410	6,002
Other (income) expense, net (3)	(2,338)	1,309	(3,050)	1,975
Adjusted EBITDA	$13,368	$9,263	$26,716	$4,631
——————————————
(1)Includes severance costs and other compensation related costs of $0.2 million and lease restructuring costs of $0.3 million for the three months ended June 30, 2021. Includes severance costs and other compensation related costs of $2.7 million and lease restructuring costs of $0.5 million for the six months ended June 30, 2021. Includes severance costs and other compensation related costs of $3.2 million for the six months ended June 30, 2020.
(2)Includes litigation costs of $1.6 million, employee benefit cost of $0.6 million, consulting costs of $0.4 million, and reserve for sales and use tax liability of $0.2 million for the three months ended June 30, 2021. Includes litigation costs of $1.0 million and consulting costs of $0.3 million for the three months ended June 30, 2020. Includes litigation costs of $2.8 million, employee benefit cost of $0.6 million, consulting costs of $0.6 million, and reserve for sales and use tax liability of $0.2 million for the six months ended June 30, 2021. Includes reserve for sales and use tax liability of $2.3 million, litigation costs of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $0.6 million for the six months ended June 30, 2020.
(3)Includes $3.3 million of other income related to the settlement of leases for the three and six months ended June 30, 2021. The remaining amount of other (income) expense is attributable to currency rate fluctuations.
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
•    adjusted operating income does not consider the impact of acquisition related costs;
•    adjusted operating income does not consider the impact of restructuring costs;
•    adjusted operating income does not consider the impact of other costs;
•    other companies, including companies in our industry, may calculate adjusted operating income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income (loss) for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for income taxes	$(20,521)	$(18,966)	$(42,567)	$(55,615)
Amortization of purchased intangibles	1,558	688	3,108	1,377
Stock-based compensation	15,087	15,945	29,698	30,642
Restructuring costs (1)	493	—	3,225	3,193
Other litigation and consulting costs (2)	2,835	1,338	4,182	6,046
Contingent earn-out adjustments	—	—	132	(263)
Interest expense, net	9,281	3,211	18,410	6,002
Other (income) expense, net (3)	(2,338)	1,309	(3,050)	1,975
Adjusted operating income (loss)	$6,395	$3,525	$13,138	$(6,643)
——————————————
(1)Includes severance costs and other compensation related costs of $0.2 million and lease restructuring costs of $0.3 million for the three months ended June 30, 2021. Includes severance costs and other compensation related costs of $2.7 million and lease restructuring costs of $0.5 million for the six months ended June 30, 2021. Includes severance costs and other compensation related costs of $3.2 million for the six months ended June 30, 2020.
(2)Includes litigation costs of $1.6 million, employee benefit cost of $0.6 million, consulting costs of $0.4 million, and reserve for sales and use tax liability of $0.2 million for the three months ended June 30, 2021. Includes litigation costs of $1.0 million and consulting costs of $0.3 million for the three months ended June 30, 2020. Includes litigation costs of $2.8 million, employee benefit cost of $0.6 million, consulting costs of $0.6 million, and reserve for sales and use tax liability of $0.2 million for the six months ended June 30, 2021. Includes reserve for sales and use tax liability of $2.3 million, litigation costs of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $0.6 million for the six months ended June 30, 2020.
(3)Includes $3.3 million of other income related to the settlement of leases for the three and six months ended June 30, 2021. The remaining amount of other (income) expense is attributable to currency rate fluctuations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

Revenue Recognition

The majority of our revenue is generated from monthly service revenues, which is inclusive of our platform usage pricing model, and related professional services from the sale of our services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. A large proportion of our revenue from new customers comes from large corporations. These companies typically have more significant implementation requirements and more stringent data security standards. Such customers also have more sophisticated data analysis and performance reporting requirements, and are likely to engage our professional services organization to provide such analysis and reporting on a recurring basis.
We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.

Total revenue of $119.6 million and $91.6 million was recognized for the three months ended June 30, 2021 and 2020, respectively, and $227.5 million and $169.7 million during the six months ended June 30, 2021 and 2020, respectively.

We defer all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs consist of prepaid sales commissions and have balances as of June 30, 2021 and December 31, 2020 of $43.5 million and $41.0 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services- Business Revenue
Hosted Services Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. There is no significant variable consideration related to these arrangements. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare arrangements, we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Revenue attributable to our monthly hosted Business services accounted for 80% and 79% of total revenue the three months ended June 30, 2021 and 2020, respectively and 79% for each of the six months ended June 30, 2021 and 2020.

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

Revenue attributable to professional services accounted for 12% and 13% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 13% for each of the six months ended June 30, 2021 and 2020.

Hosted Services- Consumer Revenue

For revenue from our Consumer segment generated from online transactions between Experts and Users, revenue is recognized at an amount net of Expert fees primarily because the Expert is the primary obligor. We do not act as a principal in a transaction since we do not control the specified goods or services before they are transferred to the customer. Additionally, we perform as an agent without any risk of loss for collection, and we are not involved in selecting the Expert or establishing the Expert’s fee. We collect a fee from the consumer and retain a portion of the fee, and then remit the balance to the Expert. Revenue from these transactions is recognized at the point in time when the transaction is complete and no significant performance obligations remain.

Revenue from our Consumer segment accounted for 8% of total revenue for the three and six months ended June 30, 2021 and 2020.

Remaining Performance Obligation

As of June 30, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $345.8 million. Approximately 92% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $18.9 million in deferred revenue balance for the three months ended June 30, 2021 from the deferred revenue balance of $89.3 million for the year ended December 31, 2020 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $81.9 million revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

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

For the three months ended June 30, 2021 and 2020, we accrued approximately $5.1 million and $7.9 million in cash awards, respectively, and for the six months ended June 30, 2021 and 2020, we accrued approximately $10.4 million and $11.6 million in cash awards, respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was approximately $24.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

As of June 30, 2021, there was approximately $106.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 3.2 years.

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended June 30, 2021 and 2020. No single customer accounted for or exceeded 10% of our total accounts receivable as of June 30, 2021. No customer accounted for or exceeded 10% of our total accounts receivable in 2020. During the three months ended June 30, 2021, we increased our allowance for doubtful accounts from $5.3 million as of December 31, 2020 to approximately $5.8 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $5.8 million and $2.4 million as of June 30, 2021, respectively, and $5.3 million and $3.4 million as of December 31, 2020, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson Ltd. Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million. For the three months ended June 30, 2021, the Company recorded a tax provision of $0.6 million. This amount consists of a tax provision for the period of $0.9 million on operating earnings for the period offset by a tax benefit of $0.3 million related to stock compensation deductions for LivePerson UK. For the six months ended June 30, 2021, the Company recorded a tax benefit of $0.3 million. This amount consists of a tax provision of $1.5 million on operating earnings offset by a tax benefit of $1.5 million for the release of a reserve of uncertain tax benefits recorded against deferred tax assets related to Israeli stock compensation deductions and a benefit of $0.3 million for excess tax benefits from stock compensation.

A statutory rate change in the United Kingdom was enacted during the three months ended June 30, 2021. Effective April 1, 2023, the tax rate will increase from 19% to 25%. During the period, the Company assessed the impact of the rate change and concluded it is immaterial to its deferred taxes.

The Company had a valuation allowance on certain deferred tax assets for the years ended December 31, 2020 of $55.4 million. Inherent in the Company’s 2021 annual effective tax rate is an estimated increase in the valuation allowance of $33.6 million, all of which will be recorded as an expense. During 2020, an increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity.

On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. As a result of the CARES Act, the Company filed refund claims relating to prior years totaling $0.6 million.

Legal Contingencies

We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 14 – Legal Matters in the Notes to the Condensed Consolidated Financial Statements for additional information on our legal proceedings and litigation.

Recently Issued Accounting Standards

See Note 1 – Description of Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements for a full description of recently issued accounting standards.

Recently Adopted Accounting Pronouncements

See Note 1 – Description of Business and Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements for a full description of recently adopted accounting pronouncements.

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

Non-Cash Compensation Expense

The net non-cash compensation amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Stock-based compensation expense	$15,087	$15,945	$29,698	$30,642

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

Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Revenue by Segment:
Business	$109,795	$84,016	31%	$208,675	$155,865	34%
Consumer	9,810	7,587	29%	18,821	13,826	36%
Total	$119,605	$91,603	31%	$227,496	$169,691	34%
Business revenue increased by 31% to $109.8 million and by 34% to $208.7 million in the three and six months ended June 30, 2021, respectively, from $84.0 million and $155.9 million, respectively, in the comparable periods in 2020. The increase in Business revenue is driven primarily by increases in hosted services of $22.7 million and $45.3 million during the three and six months ended June 30, 2021, respectively, and increases in professional services of $3.1 million and $7.5 million during the three and six months ended June 30, 2021, respectively. Included in hosted services is an increase in revenue that is variable based on interaction and usage of approximately $12.8 million and $22.6 million during the three and six months ended June 30, 2021, respectively.

The increase in Business revenue was driven in nearly equal parts by existing and new customers as LivePerson generated greater demand for its Conversational Commerce software and Gainshare solutions. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson’s AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and mid-market customer increased approximately 35% year-over-year to $535,000 in the trailing three months ended June 30, 2021, as compared to $395,000 for the trailing twelve months ended June 30, 2020. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and mid-market customers on Conversational Cloud in the second quarters of 2021 and 2020 exceeded the high end of our target range of 105% to 115%.

Consumer revenue increased by 29% to $9.8 million and by 36% to $18.8 million in the three and six months ended June 30, 2021, respectively, from $7.6 million and $13.8 million in the comparable periods in 2020. This improvement was driven by an increasingly effective user value and higher demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business

Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Cost of revenue - business	$38,265	26,085	47%	$69,875	$47,430	47%
Percentage of total revenue	32%	28%		31%	28%
Headcount (at period end)	236	236	—%	236	236	—%
Cost of revenue - business increased by 47% to $38.3 million in the three months ended June 30, 2021 from $26.1 million in the comparable period in 2020. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $9.8 million driven by Health and Gainshare services, which power Conversational Commerce programs on behalf of customers. We also recognized an increase in expenses for backup server facilities of approximately $1.4 million and in amortization expense of approximately $0.9 million.

Cost of revenue - business increased by 47% to $69.9 million in the six months ended June 30, 2021 from $47.4 million in the comparable period in 2020. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $16.4 million driven by Health, including our at-home testing solution, and Gainshare services, which power Conversational Commerce programs on behalf of customers, an increase in expenses for backup server facilities of approximately $3.8 million, and in amortization expense of approximately $1.8 million.

Cost of Revenue - Consumer

Cost of revenue - consumer consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Cost of revenue - consumer	$1,798	$1,622	11%	$3,707	$3,096	20%
Percentage of total revenue	2%	2%		2%	2%
Headcount (at period end)	20	20	—%	20	20	—%
Cost of revenue - consumer increased by 11% to $1.8 million in the three months ended June 30, 2021 from $1.6 million in the comparable period in 2020. This increase in expense is primarily related to an increase in salary and employee related expenses and in credit card processing fees.

Cost of revenue - consumer increased by 20% to $3.7 million in the six months ended June 30, 2021 from $3.1 million in the comparable period in 2020. This increase in expense is also primarily related to an increase in salary and employee related expenses and in credit card processing fees.

Sales and Marketing - Business

Sales and marketing - business expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Sales and marketing - business	$31,915	$28,926	10%	$62,118	$66,395	(6)%
Percentage of total revenue	27%	32%		27%	39%
Headcount (at period end)	327	348	(6)%	327	348	(6)%
Sales and marketing - business expenses increased by 10% to $31.9 million in the three months ended June 30, 2021 from $28.9 million in the comparable period in 2020. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $2.2 million, an increase in marketing expense of approximately $1.5 million, partially offset by a decrease in business services of approximately $0.3 million and a decrease in backup server facilities of approximately $0.4 million.

Sales and marketing - business expenses decreased by 6% to $62.1 million in the six months ended June 30, 2021 from $66.4 million in the comparable period in 2020. This decrease was primarily attributable to a decrease in business services of approximately $2.4 million, a decrease in salary and related employee expenses of approximately $1.9 million, and a decrease in backup server facilities of approximately $1.2 million partially offset by an increase in marketing expense of approximately $1.2 million.

We have been able to adjust our marketing and hiring efforts to account for the impact of the COVID-19 pandemic. Additionally, we have adapted our marketing strategy to include targeted digital experiences that emphasize the unique positioning of our messaging and AI offerings to help brands succeed in this new environment. Our marketing message has shifted to include business continuity and virtualization of the contact center in addition to business improvement.

Sales and Marketing - Consumer
Sales and marketing - consumer expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Sales and marketing - consumer	$6,707	$5,692	18%	$13,457	$10,903	23%
Percentage of total revenue	6%	6%		6%	6%
Headcount (at period end)	16	16	—%	16	16	—%
Sales and marketing - consumer expenses increased by 18% to $6.7 million in the three months ended June 30, 2021 from $5.7 million in the comparable period in 2020. This increase is primarily attributable to an increase in marketing expense of approximately $1.0 million.

Sales and marketing - consumer expenses increased by 23% to $13.5 million in the six months ended June 30, 2021 from $10.9 million in the comparable period in 2020. This increase is primarily attributable to an increase in marketing expense of approximately $2.0 million and an increase in business services of approximately $0.4 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
General and administrative	$16,105	$16,353	(2)%	$30,591	$32,822	(7)%
Percentage of total revenue	13%	18%		13%	19%
Headcount (at period end)	112	139	(19)%	112	139	(19)%
General and administrative expenses decreased by 2% to $16.1 million in the three months ended June 30, 2021 from $16.4 million in the comparable period in 2020. This decrease is primarily attributable to a decrease in salary and related employee expenses of $1.9 million and in hosting services of $0.7 million partially offset by an increase in business services of $2.2 million.

General and administrative expenses decreased by 7% to $30.6 million in the six months ended June 30, 2021 from $32.8 million in the comparable period in 2020. This decrease is primarily attributable to a decrease in salary and related employee expenses of $3.6 million and in hosting services of $3.1 million partially offset by an increase in business services of $3.9 million.

General and administrative expense as a percentage of revenue has decreased primarily as a result our continued deferral of hiring, outside of core growth areas, as our internal automation initiatives have enhanced employee productivity. Additionally, the reduction in rent expense after officially transitioning to a “work from home” model in the three and six month period ended June 30, 2021, also contributed to the decrease.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Product development	37,526	26,967	39%	$70,981	$52,681	35%
Percentage of total revenue	31%	29%		31%	31%
Headcount (at period end)	524	459	14%	524	459	14%
Product development costs increased by 39% to $37.5 million in the three months ended June 30, 2021 from $27.0 million in the comparable period in 2020. This increase is primarily related to an increase in salaries and employee related expenses of approximately $7.6 million, in depreciation expense of approximately $1.2 million, in software of approximately $1.0 million, and in business services and outsourcing subcontracted labor of approximately $0.9 million. We made investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud. Also, we invested in hiring more data scientists and machine learning engineers to focus on Conversational AI.

Product development costs increased by 35% to $71.0 million in the six months ended June 30, 2021 from $52.7 million in the comparable period in 2020. This increase is primarily related to an increase in salaries and employee related expenses of approximately $13.2 million, in business services and outsourcing subcontracted labor of approximately $2.7 million, and in depreciation expense of approximately $2.2 million.

We continue to invest in new product development efforts to expand the capability of Conversational Cloud. Upon completion, the project costs will be depreciated over five years. In the three and six months ended June 30, 2021, $9.2 million and $17.4 million was capitalized, compared to $9.4 million and $17.6 million in the comparable periods in 2020.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Restructuring costs	493	—	—%	$3,225	$3,193	1%
Percentage of total revenue	—%	—%		1%	2%
The restructuring costs for the three and six months ended June 30, 2021 were primarily a result of our partnership with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud, and to redefine how brands communicate. The remainder of the increase in restructuring costs related to lease abandonment.

Amortization of Purchased Intangibles

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Amortization of purchased intangibles	$374	$404	(7)%	$749	$809	(7)%
Percentage of total revenues	—%	—%		—%	—%
Amortization expense for purchased intangibles decreased by 7% to $0.4 million and by 7% to $0.7 million in the three and six months ended June 30, 2021, respectively, from $0.4 million and $0.8 million, respectively, in the comparable periods in 2020.

Additional amortization expense in the amount of $1.2 million and $2.4 million in the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million in the three and six months ended June 30, 2020, respectively, is included in cost of revenue.

Other (Expense) Income, net

Other (expense) income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar, and Japanese Yen.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Interest expense	$(9,281)	$(3,211)	(189)%	$(18,410)	$(6,002)	(207)%
Other income (expense)	2,338	(1,309)	279%	3,050	(1,975)	254%
Other (expense) income, net	$(6,943)	$(4,520)	(54)%	$(15,360)	$(7,977)	(93)%
Other (expense) income, net increased by 54% to $6.9 million in the three months ended June 30, 2021 from $4.5 million in the comparable period in 2020 due to interest expense attributable to the 2024 Notes and the 2026 Notes and financial income which is attributable to currency rate fluctuations, partially offset by the gain on the settlement of leases and interest income on cash and cash equivalents.

Other (expense) income, net increased by 93% to $15.4 million in the six months ended June 30, 2021 from $8.0 million in the comparable period in 2020 due to interest expense attributable to the 2024 Notes and the 2026 Notes and financial income which is attributable to currency rate fluctuations, partially offset by the gain on the settlement of leases and interest income on cash and cash equivalents.

Provision For (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$598	$(339)	(276)%	$(253)	$13	(2,046)%
We had a tax provision of $0.6 million for the three months ended June 30, 2021 and a tax benefit of $0.3 million in the six months ended June 30, 2021. Benefit from income taxes was $0.3 million for the three months ended June 30, 2020 and provision for income taxes was less than $0.1 million in the six months ended June 30, 2020. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, excess tax benefits from stock compensation deductions recognized in the United Kingdom, and a change in estimate of uncertain tax benefits related to stock compensation deductions for Kasamba Israel and LivePerson Ltd. Israel.
For the three months ended June 30, 2021, the Company recorded a tax provision of $0.6 million. This amount consists of a tax provision of $0.9 million on operating earnings for the period offset by a tax a benefit of $0.3 million excess tax benefit related to stock compensation deductions for LivePerson UK.

For the six months ended June 30, 2021, the Company recorded a tax benefit of $0.3 million. This amount consists of a tax provision of $1.5 million on operating earnings offset by a tax benefit of $1.5 million for the release of a reserve of uncertain tax benefits recorded against deferred tax assets related to Israeli stock compensation deductions and a benefit of $0.3 million for excess tax benefits from stock compensation.

A statutory rate change in the United Kingdom was enacted during the three months ended June 30, 2021. Effective April 1, 2023, the tax rate will increase from 19% to 25%. During the period, the Company assessed the impact of the rate change and concluded that it is immaterial to its deferred taxes.

Net Loss

We had a net loss of $21.1 million and $42.3 million in the three and six months ended June 30, 2021, respectively, compared to a net loss of $18.6 million and $55.6 million for the three and six months ended June 30, 2020, respectively.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$30,614	$12,306
Net cash used in investing activities	(24,547)	(24,259)
Net cash provided by financing activities	7,271	9,123
As of June 30, 2021, we had approximately $665.6 million in cash, cash equivalents, and restricted cash, an increase of approximately $11.5 million from December 31, 2020. The increase is primarily attributable to cash flows provided by financing activities related to issuance of common stock in connection with exercise of options and ESPP and an increase in operating activities as well as restricted cash held at an Israeli bank as cash collateral in connection with a lease dispute.

Net cash provided by operating activities was $30.6 million for the six months ended June 30, 2021. Our net loss of $42.3 million was offset by non-cash expenses: stock-based compensation of $29.7 million; depreciation of $13.6 million; an increase in deferred revenue of $20.1 million and accrued expenses of $20.5 million. This was partially offset by increases in accounts receivable of $11.7 million and prepaid expenses of 3.9 million. Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2020. Our net loss of $55.6 million for the six months ended June 30, 2020 was offset by non-

cash expenses: stock-based compensation of $30.6 million; depreciation and amortization of $11.3 million; and a decrease in accounts receivable of $10.1 million.

Net cash used in investing activities was $24.5 million for the six months ended June 30, 2021 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software. Net cash used in investing activities was $24.3 million for the six months ended June 30, 2020 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.

Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2021, consisting primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $9.1 million for the six months ended June 30, 2020 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2021, we had an accumulated deficit of approximately $434.2 million.

In response to the COVID-19 pandemic, we have undertaken a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely for the past several months, we have significantly reduced the real estate space we lease. This will likely result in various one-time cash expenses in connection with early termination of some of our leases. During the second quarter of 2021, we decided to reoccupy some of our leased space to provide our employees with the option of working in an office space environment if they choose to do so.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended June 30, 2021, the U.S. dollar depreciated by approximately 7% as compared to the NIS and during the six months ended June 30, 2021, the U.S. dollar depreciated by approximately 6%. During the three and six months ended June 30, 2021, expenses generated by our Israeli operations totaled approximately $17.3 million and $37.2 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2021, our allowance for doubtful accounts increased by $0.5 million to approximately $5.8 million. During the six months ended June 30, 2020, we increased our allowance for doubtful accounts by $0.6 million to approximately $4.4 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. The Company cannot predict with certainty whether [24]7 will pursue challenges to this award on procedural grounds. Accordingly, no amounts for the settlement have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims has been vacated, to be reset by the Court.

The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands, and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made.

From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues, and other matters arising in the ordinary course of business. Although the Company cannot be certain of the outcome of any litigation or the disposition of any claims, nor the amount of damages and exposure, if any, that the Company could incur, the Company currently believes that the final disposition of all existing matters will not have a material adverse effect on results of operations, financial condition, or cash flows. In addition, in the ordinary course of business, the Company is also subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during the three and six months ended June 30, 2021.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three and six months ended June 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

LIVEPERSON, INC.
(Registrant)

Date:	August 4, 2021	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	August 4, 2021	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (principal financial officer)