Form 10-Q
period 2021-09-30
LIVEPERSON INC
filed 2021-11-03
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 29, 2021, 70,763,137 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
September 30, 2021
FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends), management strategies and the COVID-19 pandemic. Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the SEC on March 8, 2021 in the section entitled “Item 1A — Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$633,042	$654,152
Accounts receivable, net of allowances of $5,601 and $5,344 as of September 30, 2021 and December 31, 2020, respectively	83,160	80,423
Prepaid expenses and other current assets	26,489	14,236
Total current assets	742,691	748,811
Operating lease right of use assets (Note 10)	1,957	614
Property and equipment, net (Note 6)	118,726	106,055
Contract acquisition costs	43,705	41,021
Intangibles, net (Note 5)	18,134	10,927
Goodwill (Note 5)	139,149	95,192
Deferred tax assets	3,534	2,032
Other assets	1,013	1,780
Total assets	$1,068,909	$1,006,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,599	$14,115
Accrued expenses and other current liabilities (Note 7)	105,596	99,870
Deferred revenue (Note 2)	102,905	88,848
Operating lease liability (Note 10)	3,257	5,718
Total current liabilities	226,357	208,551
Deferred revenue, net of current portion (Note 2)	179	409
Convertible senior notes, net (Note 8)	565,059	538,432
Operating lease liability, net of current portion (Note 10)	3,415	7,180
Deferred tax liability	1,995	1,622
Other liabilities	9,795	6,304
Total liabilities	806,800	762,498
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 72,723,049 and 70,264,265 shares issued, 70,013,219 and 67,554,435 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	73	70
Additional paid-in capital	733,202	635,672
Treasury stock - 2,709,830 shares	(3)	(3)
Accumulated deficit	(467,006)	(391,885)
Accumulated other comprehensive (loss) income	(4,157)	80
Total stockholders’ equity	262,109	243,934
Total liabilities and stockholders’ equity	$1,068,909	$1,006,432
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share amounts)
Revenue	$118,327	$94,804	$345,823	$264,495
Costs and expenses: (1) (2)
Cost of revenue (3)	38,795	27,692	112,377	78,218
Sales and marketing	40,852	32,775	116,427	110,073
General and administrative	17,193	14,891	47,784	47,713
Product development	41,734	27,736	112,715	80,417
Restructuring costs	44	26,442	3,269	29,635
Amortization of purchased intangibles	488	411	1,237	1,219
Total costs and expenses	139,106	129,947	393,809	347,275
Loss from operations	(20,779)	(35,143)	(47,986)	(82,780)
Other (expense) income, net:
Interest expense, net	(9,442)	(3,159)	(27,852)	(9,161)
Other (expense) income, net	(48)	(508)	3,002	(2,484)
Total other expense, net	(9,490)	(3,667)	(24,850)	(11,645)
Loss before provision for (benefit from) income taxes	(30,269)	(38,810)	(72,836)	(94,425)
Provision for (benefit from) income taxes	2,538	(100)	2,285	(87)
Net loss	$(32,807)	$(38,710)	$(75,121)	$(94,338)

Net loss per share of common stock:
Basic	$(0.47)	$(0.58)	$(1.09)	$(1.44)
Diluted	$(0.47)	$(0.58)	$(1.09)	$(1.44)

Weighted-average shares used to compute net loss per share:
Basic	69,798,839	66,451,414	68,926,203	65,504,571
Diluted	69,798,839	66,451,414	68,926,203	65,504,571

(1)Amounts include stock-based compensation expense, as follows:
Cost of revenue	$1,337	$2,288	$4,618	$5,735
Sales and marketing	4,228	1,873	11,383	9,536
General and administrative	4,103	3,618	9,863	10,428
Product development	8,601	7,753	22,103	20,472

(2)Amounts include depreciation expense, as follows:
Cost of revenue	$2,552	$2,710	$7,720	$7,619
Sales and marketing	602	511	1,820	1,798
General and administrative	15	53	103	207
Product development	3,724	2,674	10,828	7,599

(3)Amounts include amortization of purchased intangibles, as follows:
Cost of revenue	$1,343	$286	$3,702	$854
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(32,807)	$(38,710)	$(75,121)	$(94,338)
Foreign currency translation adjustment	(3,056)	2,292	(4,237)	1,754
Comprehensive loss	$(35,863)	$(36,418)	$(79,358)	$(92,584)
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	209,185	—	—	—	2,617	—	—	2,617
Common stock issued upon vesting of restricted stock units (RSU)	454,508	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,225	—	—	9,225
Cash awards settled in shares of the Company's common stock	400,700	—	—	—	25,925	—	—	25,925
Common stock issued under Employee Stock Purchase Plan	22,544	—	—	—	1,257	—	—	1,257
Net loss	—	—	—	—	—	(21,195)	—	(21,195)
Other comprehensive loss		—	—	—	—	—	(1,746)	(1,746)
Balance as of March 31, 2021	71,351,202	$71	(2,709,830)	$(3)	$674,695	$(413,080)	$(1,666)	$260,017
Common stock issued upon exercise of stock options	252,155	—	—	—	3,999	—	—	3,999
Common stock issued upon vesting of RSU	252,218	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,524	—	—	9,524
Cash awards settled in shares of the Company's common stock	137,300	—	—	—	7,578	—	—	7,578
Common stock issued under Employee Stock Purchase Plan	24,270	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(21,119)	—	(21,119)
Other comprehensive loss	—	—	—	—	—	—	565	565
Balance as of June 30, 2021	72,017,145	$72	(2,709,830)	$(3)	$696,923	$(434,199)	$(1,101)	$261,692
Common stock issued upon exercise of stock options	191,693	—	—	—	3,036	—	—	3,036
Common stock issued upon vesting of RSU	142,867	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisitions (Note 9)	351,462	1	—	—	20,012	—	—	20,013
Stock-based compensation	—	—	—	—	12,148	—	—	12,148
Common stock issued under Employee Stock Purchase Plan	19,882	—	—	—	1,083	—	—	1,083
Net loss	—	—	—	—	—	(32,807)	—	(32,807)
Other comprehensive loss	—	—	—	—	—	—	(3,056)	(3,056)
Balance as of September 30, 2021	72,723,049	$73	(2,709,830)	$(3)	$733,202	$(467,006)	$(4,157)	$262,109
See accompanying notes to condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2019	66,543,073	$67	(2,709,830)	$(3)	$436,557	$(283,562)	$(4,524)	$148,535
Common stock issued upon exercise of stock options	199,215	—	—	—	1,955	—	—	1,955
Common stock issued upon vesting of RSU	203,690	—	—	—	—	—	—	—
Common stock as earn-out payment in connection with AdvantageTec Inc.	11,508	1	—	—	293	—	—	294
Stock-based compensation	—	—	—	—	9,519	—	—	9,519
Cash awards settled in shares of the Company's common stock	991,905	—	—	—	24,656	—	—	24,656
ASU 2016-13 (Topic 326) Adjustment (Note 1)	—	—	—	—	—	(729)	—	(729)
Common stock issued under Employee Stock Purchase Plan	50,818	—	—	—	1,626	—	—	1,626
Net loss	—	—	—	—	—	(37,001)	—	(37,001)
Other comprehensive loss	—	—	—	—	—	—	(2,469)	(2,469)
Balance as of March 31, 2020	68,000,209	$68	(2,709,830)	$(3)	$474,606	$(321,292)	$(6,993)	$146,386
Common stock issued upon exercise of stock options	403,443	—	—	—	5,079	—	—	5,079
Common stock issued upon vesting of RSU	298,114	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	7,433	—	—	7,433
Common stock issued under Employee Stock Purchase Plan	29,711	—	—	—	1,111	—	—	1,111
Net loss	—	—	—	—	—	(18,627)	—	(18,627)
Other comprehensive loss	—	—	—	—	—	—	1,931	1,931
Balance as of June 30, 2020	68,731,477	$69	(2,709,830)	$(3)	$488,229	$(339,919)	$(5,062)	$143,314
Common stock issued upon exercise of stock options	544,693	—	—	—	7,072	—	—	7,072
Common stock issued upon vesting of RSU	162,346	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,423	—	—	9,423
Common stock issued under Employee Stock Purchase Plan	18,783	—	—	—	304	—	—	304
Net loss	—	—	—	—	—	(38,710)	—	(38,710)
Other comprehensive loss	—	—	—	—	—	—	2,292	2,292
Balance as of September 30, 2020	69,457,299	$69	(2,709,830)	$(3)	$505,028	$(378,629)	$(2,770)	$123,695
See accompanying notes to condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(75,121)	$(94,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	47,967	46,171
Depreciation	20,471	17,223
Non-cash restructuring costs	—	19,085
Amortization of purchased intangibles and finance leases	4,939	2,073
Amortization of debt issuance costs	1,858	908
Accretion of debt discount on convertible senior notes	24,770	7,227
Changes in fair value of contingent consideration	—	(263)
Allowance for credit losses	2,431	2,627
Gain on settlement of leases	(3,483)	—
Deferred income taxes	(1,129)	47
Changes in operating assets and liabilities:
Accounts receivable	(5,827)	19,231
Prepaid expenses and other current assets	(10,269)	(6,055)
Contract acquisition costs noncurrent	(4,765)	(8,156)
Other assets	741	(35)
Accounts payable	(354)	(4,572)
Accrued expenses and other current liabilities	22,176	36,904
Deferred revenue	14,925	(164)
Operating lease liabilities	(4,018)	(287)
Other liabilities	330	29
Net cash provided by operating activities	35,642	37,655

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(33,821)	(32,904)
Payments for acquisition, net of cash acquired	(23,014)	—
Repayment of debt acquired in acquisition	(1,955)	—
Payments for intangible assets	(1,931)	(1,259)
Net cash used in investing activities	(60,721)	(34,163)

FINANCING ACTIVITIES:
Principal payments for financing leases	(2,604)	—
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	13,127	17,147
Payments on conversion of convertible senior notes	(2)	—
Net cash provided by financing activities	10,521	17,147
Effect of foreign exchange rate changes on cash and cash equivalents	(5,072)	1,532
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,630)	22,171
Cash, cash equivalents, and restricted cash - beginning of year	654,152	176,523
Cash, cash equivalents, and restricted cash - end of year	$634,522	$198,694

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$633,042	$198,694
Restricted cash in prepaid expenses and other current assets	1,480	—
Total cash, cash equivalents, and restricted cash	$634,522	$198,694

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$2,219	$4,321
Cash paid for interest	1,981	1,843

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment recorded in accounts payable	$581	$1,273
Issuance of 11,508 shares of common stock as earn-out payment in connection with AdvantageTec Inc.	—	294
Issuance of shares of common stock to settle cash awards	33,503	24,656
Right of use assets obtained in exchange for operating lease liabilities	1,856	—
Supplemental disclosure of non-cash financing activities related to the e-bot7 acquisition:
Issuance of 351,462 shares of common stock	20,012	—
Fair value of contingent earn-out recorded in other long-term liabilities	6,026	—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) makes life easier for people and brands everywhere through trusted Conversational AI. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and can now be viewed as a permanent, structural shift in consumer behavior. The Company's technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, SMS, WhatsApp, Apple Business Chat, Google Rich Business Messenger, and Alexa. These messaging conversations harness human agents, bots, and Artificial Intelligence (“AI”) to power convenient, personalized, and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry’s largest ecosystems of messaging endpoints and use cases.

The Conversational Cloud, LivePerson's enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, short message service (“SMS”), social media, and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (“IVRs”) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

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

LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what LivePerson calls “the tango” of humans, AI, and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with our proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of LivePerson as of September 30, 2021, and the consolidated results of operations, comprehensive loss, and cash flows for the interim periods ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date.

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

Many of the Company’s estimates require increased judgment due to the significant volatility, uncertainty and economic disruption of the COVID-19 pandemic. The Company continues to monitor the effects of the COVID-19 pandemic, and its estimates and judgments may change materially as new events occur or additional information becomes available.

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

Recently Adopted Accounting Pronouncements

Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expenses among legal entities, among other minor changes. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2019-12 in the first quarter of 2021 and determined that the ASU had no material impact on its condensed consolidated financial statements.

Note 2. Revenue Recognition

The majority of the Company's revenue is generated from monthly service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of its total revenue for the nine months ended September 30, 2021.

Remaining Performance Obligation

As of September 30, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $370.3 million. Approximately 92% of the Company's remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance as of September 30, 2021 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $70.5 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents deferred revenue by revenue source:

	Deferred Revenue
	September 30, 2021	December 31, 2020
	(In thousands)
Hosted services – Business	$100,694	$86,144
Hosted services – Consumer	883	835
Professional services – Business	1,328	1,869
Total deferred revenue - short term	$102,905	$88,848

Professional services – Business	179	409
Total deferred revenue - long term	$179	$409

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Hosted services – Business	$93,234	$74,396	$271,966	$207,832
Hosted services – Consumer	9,123	7,881	27,944	21,707
Professional services – Business	15,970	12,527	45,913	34,956
Total revenue	$118,327	$94,804	$345,823	$264,495

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
United States	$80,096	$58,561	$229,802	$166,668
Other Americas (1)	4,009	3,979	11,917	9,047
Total Americas	84,105	62,540	241,719	175,715
EMEA (2) (4)	23,399	22,290	68,092	61,473
APAC (3)	10,823	9,974	36,012	27,307
Total revenue	$118,327	$94,804	$345,823	$264,495
—————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)
(4)Includes revenues from the United Kingdom of $14.3 million and $14.6 million for the three months ended September 30, 2021 and 2020, respectively, and from the Netherlands of $1.2 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Includes revenues from the United Kingdom of $42.4 million and $39.7 million for the nine months ended September 30, 2021 and 2020, respectively, and from the Netherlands of $3.7 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to Hosted services - Business revenue.

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of its accounts receivable, unbilled receivables, contract acquisition costs, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)
	(In thousands)
Opening balance as of December 31, 2020	$61,801	$18,622	$41,021	$88,848	$409
(Decrease) increase, net	(12,164)	14,901	2,684	14,057	(230)
Ending balance as of September 30, 2021	$49,637	$33,523	$43,705	$102,905	$179

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

Allowance for Doubtful Accounts
(In thousands)
Balance as of December 31, 2020	$5,344
Additions charged to costs and expenses	2,431
Deductions/write-offs	(2,174)
Balance as of September 30, 2021	$5,601

Note 3. Net Loss Per Share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the "if-converted" method. The "if-converted" method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, the Company would assume conversion of the Notes at a ratio of 25.9182 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of the Notes were not included in the calculation of diluted income per share for the three and nine months ended September 30, 2021.

See Note 8 – Convertible Senior Notes and Capped Call Transactions for a full description of the Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss (in thousands)	$(32,807)	$(38,710)	$(75,121)	$(94,338)
Weighted average number of shares outstanding, basic and diluted	69,798,839	66,451,414	68,926,203	65,504,571
Net loss per share, basic and diluted	$(0.47)	$(0.58)	$(1.09)	$(1.44)
The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	As of September 30,
	2021	2020
Shares subject to outstanding common stock options and employee stock purchase plan	4,291,829	4,830,154
Restricted stock units	3,063,156	3,231,261
Conversion option of the 2024 Notes	5,961,186	5,961,186
	13,316,171	14,022,601

Note 4. Segment Information

The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of our condensed consolidated financial statements which are described in Note 1 –Description of Business and Basis of Presentation. The Company allocates cost of revenue, sales and marketing, and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs, or income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended September 30, 2021, based on the Company's internal financial reporting system utilized by its chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$93,234	$—	$—	$93,234
Hosted services – Consumer	—	9,123	—	9,123
Professional services – Business	15,970	—	—	15,970
Total revenue	109,204	9,123	—	118,327
Cost of revenue	37,057	1,738	—	38,795
Sales and marketing	34,640	6,212	—	40,852
Amortization of purchased intangibles	488	—	—	488
Unallocated corporate expenses	—	—	58,971	58,971
Operating income (loss)	$37,019	$1,173	$(58,971)	$(20,779)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the three months ended September 30, 2020, based on the Company's internal financial reporting system utilized by its chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$74,396	$—	$—	$74,396
Hosted services – Consumer	—	7,881	—	7,881
Professional services – Business	12,527	—	—	12,527
Total revenue	86,923	7,881	—	94,804
Cost of revenue	25,862	1,830	—	27,692
Sales and marketing	27,525	5,250	—	32,775
Amortization of purchased intangibles	411	—	—	411
Unallocated corporate expenses	—	—	69,069	69,069
Operating income (loss)	$33,125	$801	$(69,069)	$(35,143)

Summarized financial information by segment for the nine months ended September 30, 2021, based on the Company's internal financial reporting system utilized by its chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$271,966	$—	$—	$271,966
Hosted services – Consumer	—	27,944	—	27,944
Professional services – Business	45,913	—	—	45,913
Total revenue	317,879	27,944	—	345,823
Cost of revenue	106,932	5,445	—	112,377
Sales and marketing	96,758	19,669	—	116,427
Amortization of purchased intangibles	1,237	—	—	1,237
Unallocated corporate expenses	—	—	163,768	163,768
Operating income (loss)	$112,952	$2,830	$(163,768)	$(47,986)

Summarized financial information by segment for the nine months ended September 30, 2020, based on the Company's internal financial reporting system utilized by its chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$207,832	$—	$—	$207,832
Hosted services – Consumer	—	21,707	—	21,707
Professional services – Business	34,956	—	—	34,956
Total revenue	242,788	21,707	—	264,495
Cost of revenue	73,291	4,927	—	78,218
Sales and marketing	93,920	16,153	—	110,073
Amortization of purchased intangibles	1,219	—	—	1,219
Unallocated corporate expenses	—	—	157,765	157,765
Operating income (loss)	$74,358	$627	$(157,765)	$(82,780)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents its long-lived assets by geographic region as of the dates presented:

	September 30, 2021	December 31, 2020
	(In thousands)
United States	$220,181	$202,275
Germany	52,846	1,597
Israel	19,361	16,657
Australia	12,599	13,792
Netherlands	4,703	8,301
Other (1)	16,528	14,999
Total long-lived assets	$326,218	$257,621
——————————————
(1)United Kingdom, Japan, France, and Italy
Note 5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

	Business	Consumer	Consolidated
	(In thousands)
Balance as of December 31, 2020	$87,168	$8,024	$95,192
Adjustments to goodwill:
Acquisitions	45,145	—	45,145
Foreign exchange adjustment	(1,188)	—	(1,188)
Balance as of September 30, 2021	$131,125	$8,024	$139,149

Intangible Assets

Intangible assets are summarized as follows:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$33,975	$(28,112)	$5,863	5.3 years
Customer relationships	19,561	(14,651)	4,910	8.4 years
Trademarks	1,531	(64)	1,467	5.0 years
Patents	7,007	(1,192)	5,815	12.7 years
Other	314	(235)	79	2.2 years
Total	$62,388	$(44,254)	$18,134

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$30,499	$(26,818)	$3,681	5.4 years
Customer relationships	16,981	(13,982)	2,999	8.4 years
Patents	5,076	(908)	4,168	12.5 years
Other	314	(235)	79	2.2 years
Total	$52,870	$(41,943)	$10,927

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $0.9 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021 and 2020, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(In thousands)
Remaining 2021	$989
2022	3,546
2023	2,264
2024	2,272
2025	1,872
Thereafter	7,191
Total	$18,134

Note 6. Property and Equipment

The following table presents the detail of property and equipment for the periods presented:

	September 30, 2021	December 31, 2020
	(In thousands)
Computer equipment and software	$115,516	$107,666
Internal-use software development costs	113,019	86,454
Finance lease right-of-use assets	7,354	10,045
Furniture, equipment and building improvements	103	—
	235,992	204,165
Less: accumulated depreciation	(117,266)	(98,110)
Total	$118,726	$106,055

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	September 30, 2021	December 31, 2020
	(In thousands)
Professional services and consulting and other vendor fees	$57,215	$38,796
Payroll and other employee related costs	28,834	39,820
Sales commissions	5,958	6,988
Finance lease liability (Note 9)	3,601	3,488
Unrecognized tax benefits	2,040	2,039
Restructuring (Note 13)	1,820	4,732
Taxes other than income tax	1,057	2,954
Other	5,071	1,053
Total	$105,596	$99,870

Note 8. Convertible Senior Notes and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 (the "2024 Notes") in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended September 30, 2021, the conditions allowing holders of the 2024 Notes to convert were met and, thus, holders of the 2024 Notes maintain the option to convert their 2024 Notes during the quarter ending December 31, 2021.

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

The remaining term over which the 2024 Notes debt discount and debt issuance costs will be amortized is 2.4 years. The effective interest rate on the debt was 3.74% for the period ended September 30, 2021.

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 (the "2026 Notes" and together with the 2024 Notes, the "Notes") in a private placement, which amount includes $67.5 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2026 Notes.

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

During the three months ended September 30, 2021, the conditions allowing holders of the 2026 Notes to convert were not met.

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

The remaining term over which the 2026 Notes debt discount and debt issuance costs will be amortized is 5.2 years. The effective interest rate on the debt was 5.77% for the period ended September 30, 2021.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The net carrying amount of the liability component of the Notes was as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Principal	$747,500	$747,500
Unamortized discount	(171,500)	(196,269)
Unamortized issuance costs	(10,941)	(12,799)
Net carrying amount	$565,059	$538,432

The net carrying amount of the equity component of the Notes was as follows:

September 30, 2021
(In thousands)
Proceeds allocated to the conversion options (debt discount)	$215,434
Issuance costs	(5,783)
Net carrying amount	$209,651

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$431	$431	$1,294	$1,294
Amortization of issuance costs	630	308	1,858	908
Amortization of debt discount	8,396	2,450	24,770	7,227
Total interest expense	$9,457	$3,189	$27,922	$9,429

Interest expense of $9.5 million and $27.9 million are reflected as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.
Note 9. Acquisitions

In July 2021, the Company acquired e-bot7, a Conversational AI company based in Germany for a purchase price of $53.1 million. This acquisition will be a part of the Company's Business segment. This transaction was accounted for as a business combination. The purchase price consisted of approximately $24.3 million in cash, $20.0 million in shares of common stock of the Company, and potential earn-out consideration of up to $8.8 million in common stock of the Company, which is based on achieving certain objectives and milestones and is included as part of the purchase price. The current fair value of the earn-out is $6.0 million. Also as part of the transaction, there is a potential earn-out consideration of up to $4.4 million payable in common stock of the Company that is being treated as compensation expense over the next two years. The Company incurred $1.2 million in acquisition costs for this transaction that were expensed in the nine months ended September 30, 2021,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and are included in the General and administrative expense in the accompanying condensed consolidated statements of operations.

The purchase price allocation resulted in approximately $45.1 million of goodwill and $7.7 million of intangible assets. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded. The financial results of the acquisition of e-bot7 were considered immaterial for purposes of unaudited pro forma financial disclosures.

The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

e-bot7 Acquisition
(In thousands)
Cash	$1,325
Other current assets	706
Intangible assets	7,714
Goodwill	45,145
Other assets	221
Assets acquired	55,111
Current liabilities assumed	1,055
Long-term liabilities assumed	3,063
Deferred tax liabilities, non-current	315
Net assets acquired	$50,678

Other current assets acquired in connection with the acquisition consisted primarily of accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable and other short term liabilities. Long-term liabilities assumed in connection with the acquisition consisted of the long-term portion of deferred revenue, other long-term liabilities, and long-term debt, which was paid in full subsequent to the acquisition date.

The following is the breakout of the intangible assets acquired:

Amortizing intangible assets:	Fair Value	Useful life
	(In thousands)
Trademark	$1,543	5 years
Technology	3,560	5 years
Customer Relationships	2,611	10 years
Total	$7,714

Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to five years, some of which include options to extend.

In connection with the leases, the Company recognized operating lease right of use assets of $2.0 million and $0.6 million and an aggregate lease liability of $6.7 million and $12.9 million in its condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees will work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets between the decision date and the cease use date. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

working in an office space environment if they choose to do so. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. During the nine months ended 2021, the Company had a $3.5 million gain resulting from the settlement of leases.

As of September 30, 2021, due to a dispute with respect to one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $1.3 million at September 30, 2021, which is recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods listed are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$651	$399	$1,894	$4,516
Operating cash flows for finance leases	77	—	256	—
Financing cash flows for finance leases	876	—	2,604	—

The components of lease costs for the periods listed are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Finance lease cost
Amortization of right of use assets	$908	$—	$2,696	$—
Interest	77	—	256	—
Operating lease cost	2,324	3,760	5,805	10,524
Total lease cost	$3,309	$3,760	$8,757	$10,524

	September 30, 2021	September 30, 2020
Weighted Average Remaining Lease Term:
Operating leases	2.7 years	3.5 years
Finance leases	2.1 years	—

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	—%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	Classification on the Consolidated Balance Sheet	September 30, 2021	December 31, 2020
		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$1,957	$614
Finance right of use assets	Property and equipment, net	7,354	10,045

Liabilities
Current liabilities:
Operating lease liability	Operating lease liability	$3,257	$5,718
Finance lease liability	Accrued expenses and other current liabilities	3,601	3,488
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	3,415	7,180
Finance lease liability	Other liabilities	3,393	6,176

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease terms in excess of one year) are as follows:

	September 30, 2021
	Operating Leases	Finance Leases
	(In thousands)
2021 (remaining three months for September 30, 2021)	$973	$954
2022	3,583	3,813
2023	1,433	2,500
2024	524	—
2025	623	—
Thereafter	259	—
Total minimum lease payments	7,395	7,267
Less: present value adjustment	(723)	(273)
Present value of lease liabilities	$6,672	$6,994

The timing and amounts of future minimum lease payments under non-cancellable operating leases in the above table may be subject to change as a result of the restructuring. For more information, see Note 14 – Restructuring.

Note 11. Fair Value Measurements
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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company's assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2021 and December 31, 2020, are summarized as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$488,260	$—	$—	$488,260
Total assets	$488,260	$—	$—	$488,260

Liabilities:
Contingent earn-out	$—	$—	$6,026	$6,026
Total liabilities	$—	$—	$6,026	$6,026

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$328,195	$—	$—	$—
Total assets	$328,195	$—	$—	$—

Liabilities:
Contingent earn-out	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect its assumptions based on the best information available.

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

As of September 30, 2021, the fair value of the Notes, as further described in Note 8 – Convertible Senior Notes and Capped Call Transactions above, was approximately $905.8 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique which is considered a level 2 fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a contingent earn-out of $2.4 million in December 2018 in connection with the acquisitions of Conversable, Inc. and AdvantageTec. The contingent earn-out is based on achieving certain targeted financial, strategic, and integration objectives. The unobservable inputs considered are probability factors and the time value of money. During the year ended December 31, 2020, the contingent earn-out decreased by $0.6 million due to a decrease in re-measurement to fair value of AdvantageTec, of approximately $0.3 million and payments of approximately $0.3 million in shares. During the first six months of 2021, the contingent earn-out increased by $0.1 million and then subsequently paid out in shares during the second quarter. During the three months ended September 30, 2021, the contingent earn-out of $6.0 million was added as a result of the acquisition of e-bot7. The earn-out is contingent upon achieving certain targeted objectives and milestones.

The changes in fair value of the level 3 liabilities are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Balance, beginning of period	$—	$557
e-bot7 acquisition (Note 9)	6,026	—
AdvantageTec Inc. fair value adjustment	132	(263)
Payments	(132)	(294)
Balance, end of period	$6,026	$—

Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $1.0 million and $0.7 million of employer matching contributions for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $2.5 million for the nine months ended September 30, 2021 and 2020.

Letters of Credit

As of September 30, 2021, the Company had a letter of credit totaling $0.8 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Sales Tax Liabilities

The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable it would be subject to sales tax liabilities plus applicable interest in these states and have estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for it to settle the potential exposure was $2.5 million and accordingly, it accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of September 30, 2021, there is a $1.0 million accrual balance for sales tax liabilities. The decrease in the balance of this accrual is primarily due to payments made for the sales tax liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19. The accounting matters assessed included, but were not limited to, the Company’s allowance for credit losses and the carrying value of the goodwill and other long-lived assets. While there was not any significant impact to the operations of the Company, during the twelve months ended December 31, 2020, the Company moved to an employee-centric model under which employees will work remotely rather than in traditional offices due to concerns about COVID-19. As a result of this decision, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets for 14 leases within its global lease portfolio, which is a material impact to the Company’s consolidated financial statements as of and for the twelve months ended December 31, 2020. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so. Refer to Note 10 – Leases for a detailed discussion of the impacts of this lease restructuring.

Although these events did not have a material adverse impact on our financial results for the first nine months ended, September 30, 2021, there can be no assurance that these events will not have a material adverse impact to the Company’s consolidated financial statements in future reporting periods.

Note 13. Stockholders’ Equity

Common Stock

As of September 30, 2021, there were 200,000,000 shares of common stock authorized, 72,723,049 shares issued, and 70,013,219 shares outstanding. As of December 31, 2020, there were 200,000,000 shares of common stock authorized, 70,264,265 shares issued, and 67,554,435 shares outstanding. The par value for shares of common stock is $0.001 per share.

Preferred Stock

As of September 30, 2021 and December 31, 2020, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for shares of preferred stock is $0.001 per share.

Stock-Based Compensation

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of September 30, 2021, approximately 6.1 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through September 30, 2021).

Employee Stock Purchase Plan

There are 2,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of September 30, 2021, approximately 0.7 million shares of common stock remain available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through September 30, 2021).

Inducement Plan

There are 3,368,048 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of September 30, 2021, approximately 0.5 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through September 30, 2021).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balances outstanding at December 31, 2020	4,332	$19.78	6.79	$183,825
Granted	751
Exercised	(652)
Cancelled or expired	(138)
Balances outstanding at September 30, 2021	4,293	26.97	6.89	139,007
Options vested and expected to vest	1,273	36.57	8.30	29,454
Options exercisable at September 30, 2021	2,372	$16.97	5.56	$99,585

The total fair value of stock options exercised during the nine months ended September 30, 2021 was approximately $4.3 million. As of September 30, 2021, there was approximately $28.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit (“RSU”) activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per share)	Aggregate Fair Value (In thousands)
Balances outstanding at December 31, 2020	2,950	$27.00	$183,781
Awarded	1,902
Vested	(1,387)
Forfeited	(405)
Non-vested and outstanding at September 30, 2021	3,060	$41.75	$180,573
Expected to vest	1,914	$39.43	$112,859

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of September 30, 2021, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $113.0 million and the weighted-average remaining vesting period was 3.1 years.

For the three months ended September 30, 2021 and 2020, the Company accrued approximately $5.1 million and $6.8 million in cash rewards, respectively, and for the nine months ended September 30, 2021 and 2020, the Company accrued approximately $15.5 million and $18.4 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $18.3 million and $15.5 million for the three months ended September 30, 2021 and 2020, respectively, and $48.0 million and $46.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The per share weighted average fair value of stock options granted was $29.13 and $17.73 during the three months ended September 30, 2021 and 2020, respectively. The per share weighted average fair value of stock options granted was $26.98 and $12.25 during the nine months ended September 30, 2021 and 2020, respectively. The fair value of each option grant is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.72% -1.02%	0.26% - 0.29%	0.46% - 1.02%	0.26% - 0.66%
Expected life (in years)	5	5	5	5
Historical volatility	53.51% - 53.67%	52.26% - 52.43%	53.51% - 54.55%	46.50% - 52.43%

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

Note 14. Restructuring

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

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Lease restructuring costs:
Right of use assets write down	$—	$13,938	$—	$13,938
Abandonment of property and equipment	—	5,147	—	5,147
Other lease restructuring costs	44	4,976	594	4,976
Total lease restructuring costs	$44	$24,061	$594	$24,061

Severance and other compensation associated costs	$—	$2,381	$2,675	$5,574
Total restructuring costs	$44	$26,442	$3,269	$29,635

The Company expects to incur additional restructuring costs through December 31, 2021. The restructuring liability was approximately $1.8 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets, as the liability is expected to be settled in the next 12 months.

The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented:

	September 30, 2021	December 31, 2020
	(In thousands)
Balance, beginning of the year	$4,732	$314
Lease restructuring costs	594	5,034
Severance and other compensation associated costs	2,675	5,090
Cash payments	(6,181)	(5,706)
Balance, end of period	$1,820	$4,732

Note 15. Legal Matters

The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. The Company currently anticipates that [24]7 may elect to pursue challenges to this award on procedural grounds. Accordingly, no amounts for the settlement have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims has been vacated, to be reset by the Court.

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

Note 16. Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, the Company believes that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba (Israel), LivePerson Japan and LivePerson Ltd. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million. For the three months ended September 30, 2021, the Company recorded a tax provision of $2.5 million. This amount consists of a tax provision for the period of $2.7 million on operating earnings for the period offset by a tax benefit of $0.2 million related to stock compensation deductions for LivePerson UK Ltd. and LivePerson Ltd. (Israel). For the nine months ended September 30, 2021, the Company recorded a tax provision of $2.3 million. This amount consists of a tax provision of $4.3 million on operating earnings offset by a tax benefit of $1.5 million for the release of a reserve of uncertain tax benefits recorded against deferred tax assets related to Israeli stock compensation deductions and a benefit of $0.5 million for excess tax benefits from stock compensation.

A statutory rate change in the United Kingdom was enacted during the nine months ended September 30, 2021. Effective April 1, 2023, the tax rate will increase from 19% to 25%. During the period, the Company assessed the impact of the rate change and concluded that it is immaterial to its deferred taxes.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2020 of $55.4 million. Inherent in the Company’s 2021 annual effective tax rate is an estimated increase in the valuation allowance of $31.2 million, all of which will be recorded as an expense. During 2020, an increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity.

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

Note 17 – Subsequent Events

On October 18, 2021, the Company closed on an acquisition of VoiceBase, Inc., a voice analytics platform operating in the United States. VoiceBase, Inc. is a leading provider of speech analytics to the enterprise. The purchase price was approximately $120.0 million and consisted of cash, stock, and a contingent earn-out component.

On October 25, 2021, the Company closed on an acquisition of Callinize Inc., dba Tenfold ("Tenfold"), a leading customer experience integration platform operating in the United States. Tenfold was built to integrate the world’s leading communication service providers with the leading CRM and support systems. The purchase price was approximately $133.0 million and consisted of cash, stock, and a contingent earn-out component.

The transactions are still being evaluated but most likely will be accounted for under the purchase method of accounting and, accordingly, the operating results of VoiceBase, Inc. and Tenfold will be included in the Company’s consolidated results of operations from the date of acquisition. Due to the timing of these transactions, the initial accounting for the business combinations is incomplete and a preliminary allocation of purchase consideration cannot be estimated. However, the Company does anticipate that a significant portion of the purchase price will be allocated to goodwill and acquired identifiable intangible assets for both transactions.

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

We believe LivePerson is leading the structural shift to Conversational AI. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson’s AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which exceeded the high end of our target range of 105% to 115% for 2020. The benefit can also be seen in LivePerson’s average revenue per enterprise and midmarket customers, which increased approximately 35% in 2020 to $465,000 from approximately $345,000 in 2019. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels. Average annual revenue per enterprise and mid-market customer increased approximately 34% to $570,000 for the trailing twelve months ended September 30, 2021.

Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry’s best talent. Since 2018, LivePerson hired more than 280 of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, who are working exclusively on applying AI to the Conversational Space. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California and Conversable in Austin, Texas.

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

•third-party AI natural language understanding (“NLU”) integration, so customers are not boxed into one vendor; and
•AI analytics and reporting tailored to the Conversational Space, providing brands with immediate, actionable insights about their businesses and contact center operations.

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
•The Company has developed Gainshare - a Transformation Model that is introduced to existing and prospective customers to help guide them on their journeys from legacy voice, email, and chat solutions to modern conversational ones powered by messaging and AI. Gainshare is a fully managed solution where LivePerson not only provides the messaging and AI automation technology, but also the labor, automation, and end-to-end program management, leveraging the Company’s expertise with Conversational AI and messaging operations. Gainshare is an option for brands that want to accelerate a transformation to Conversational AI, or that want a worry-free solution where LivePerson manages the entire operation, from staffing to automation building and optimization, to conversation design and consumer experience. Gainshare pricing is bespoke, and is typically structured around a brand’s desired goals, whether driving incremental revenue or reducing operational costs.

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

Continue to build our international presence. We are focused on building our international presence and expanding our international revenue contribution, which accounted for 38% and 41% of total revenue in 2020 and 2019, respectively. International revenue contribution for the nine months ended September 30, 2021 accounted for 34% of total revenue. We are generating positive results from our recent investments in the Asia Pacific, Europe, and Latin America regions. Expanding go-to-market capacity in international theaters is one of our key strategic focuses and also part of our motivation for our recent acquisition of e-bot7.

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

Key Metrics

Financial overview of the three months ended September 30, 2021 compared to the three months ended September 30, 2020:
•Total revenue increased 25% to $118.3 million from $94.8 million.
•Revenue from our Business segment increased 26% to $109.2 million from $86.9 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 34% to $570,000 for the trailing-twelve-months ended September 30, 2021, as compared to $425,000 for the trailing twelve months ended September 30, 2020.
•Our target for enterprise and mid-market revenue retention in 2021 matches 2020, and is a range of 105% to 115%. Revenue retention rate for enterprise and mid-market customers on the Conversation Cloud was within our target range in the third quarter of 2021 and exceeded our target range in the third quarter of 2020. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

Adjusted EBITDA and Adjusted Operating (Loss) Income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Adjusted EBITDA
GAAP net loss	$(32,807)	$(38,710)	$(75,121)	$(94,338)
Amortization of purchased intangibles	1,831	697	4,939	2,073
Stock-based compensation	18,269	15,532	47,967	46,171
Contingent earn-out adjustments	—	—	132	(263)
Restructuring costs (1)	44	26,442	3,269	29,635
Depreciation	6,893	5,948	20,471	17,223
Other litigation and consulting costs (2)	602	1,589	4,784	7,634
Provision for (benefit from) income taxes	2,538	(100)	2,285	(87)
Interest expense, net	9,442	3,159	27,852	9,161
Other (income) expense, net (3)	48	508	(3,002)	2,484
Adjusted EBITDA	$6,860	$15,065	$33,576	$19,693
——————————————
(1)Includes severance costs and other compensation related costs of $2.7 million and lease restructuring costs of $0.6 million for the nine months ended September 30, 2021. Includes lease restructuring costs of $24.1 million and severance costs and other compensation related costs of $2.4 million for the three months ended September 30, 2020. Includes lease restructuring costs of $24.1 million and severance costs and other compensation related costs of $5.6 million for the nine months ended September 30, 2020.
(2)Includes consulting costs of $0.7 million and litigation costs of $0.4 million and reversals of reserve for sales and use tax liability of $0.5 million for the three months ended September 30, 2021. Includes litigation costs of $1.3 million and consulting costs of $0.3 million for the three months ended September 30, 2020. Includes litigation costs of $3.2 million, employee benefit cost of $0.6 million, consulting costs of $1.3 million, and a reversal of reserve for sales and use tax liability of $0.3 million for the nine months ended September 30, 2021. Includes reserve for sales and use tax liability of $2.3 million, litigation costs of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $2.2 million for the nine months ended September 30, 2020.
(3)Includes $0.2 million and $3.5 million of other income related to the settlement of leases for the three and nine months ended September 30, 2021, respectively. The remaining amount of other (income) expense is attributable to currency rate fluctuations.
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

Because of these limitations, you should consider adjusted operating income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating (loss) income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Adjusted Operating (Loss) Income
Loss before provision for income taxes	$(30,269)	$(38,810)	$(72,836)	$(94,425)
Amortization of purchased intangibles	1,831	697	4,939	2,073
Stock-based compensation	18,269	15,532	47,967	46,171
Restructuring costs (1)	44	26,442	3,269	29,635
Other litigation and consulting costs (2)	602	1,589	4,784	7,634
Contingent earn-out adjustments	—	—	132	(263)
Interest expense, net	9,442	3,159	27,852	9,161
Other (income) expense, net (3)	48	508	(3,002)	2,484
Adjusted operating (loss) income	$(33)	$9,117	$13,105	$2,470
——————————————
(1)Includes severance costs and other compensation related costs of $2.7 million and lease restructuring costs of $0.6 million for the nine months ended September 30, 2021. Includes lease restructuring costs of $24.1 million and severance costs and other compensation related costs of $2.4 million for the three months ended September 30, 2020. Includes lease restructuring costs of $24.1 million and severance costs and other compensation related costs of $5.6 million for the nine months ended September 30, 2020.
(2)Includes consulting costs of $0.7 million and litigation costs of $0.4 million and reversals of reserve for sales and use tax liability of $0.5 million for the three months ended September 30, 2021. Includes litigation costs of $1.3 million and consulting costs of $0.3 million for the three months ended September 30, 2020. Includes litigation costs of $3.2 million, employee benefit cost of $0.6 million, consulting costs of $1.3 million, and a reversal of reserve for sales and use tax liability of $0.3 million for the nine months ended September 30, 2021. Includes reserve for sales and use tax liability of $2.3 million, litigation costs of $2.3 million, employee benefit cost of $0.8 million, and consulting costs of $2.2 million for the nine months ended September 30, 2020.
(3)Includes $0.2 million and $3.5 million of other income related to the settlement of leases for the three and nine months ended September 30, 2021, respectively. The remaining amount of other (income) expense is attributable to currency rate fluctuations.

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

Total revenue of $118.3 million and $94.8 million was recognized for the three months ended September 30, 2021 and 2020, respectively, and $345.8 million and $264.5 million during the nine months ended September 30, 2021 and 2020, respectively.

We defer all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs consist of prepaid sales commissions and have balances as of September 30, 2021 and December 31, 2020 of $43.7 million and $41.0 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

Hosted Services - Business Revenue

Hosted services - Business revenue is reported at the amount that reflects the ultimate consideration expected to be received and primarily consist of fees that provide customers access to the Conversational Cloud. We have determined such access represents a stand-ready service provided continually throughout the contract term. As such, control and satisfaction of this stand-ready performance obligation is deemed to occur over time. We recognize this revenue over time on a ratable basis over the contract term, beginning on the date that access to the Conversational Cloud platform is made available to the customer. The passage of time is deemed to be the most faithful depiction of the transfer of control of the services as the customer simultaneously receives and consumes the benefit provided by our performance. Subscription contracts are generally one year or longer in length, billed monthly, quarterly or annually in advance. Additionally, for certain of our larger customers, we may provide call center labor through an arrangement with one or more of several qualified vendors. For most of these customers, we pass the fee we incur with the labor provider and its fee for the hosted services through to our customers in the form of a fixed fee for each order placed via our online engagement solutions. For these Gainshare arrangements, we act as a principal in a transaction if we control the specified goods or services before they are transferred to the customer.

Revenue attributable to our monthly hosted Business services accounted for 79% and 78% of total revenue for the three months ended September 30, 2021 and 2020, respectively and 79% for each of the nine months ended September 30, 2021 and 2020.

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

Revenue attributable to professional services accounted for 13% of total revenue for each of the three and nine months ended September 30, 2021 and 2020.

Hosted Services - Consumer Revenue

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

Revenue from our Consumer segment accounted for 8% of total revenue for each of the three and nine months ended September 30, 2021 and 2020.

Remaining Performance Obligation

As of September 30, 2021, the aggregate amount of the total transaction price allocated in contracts with original duration of greater than one year to the remaining performance obligations was $370.3 million. Approximately 92% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations.

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $13.8 million in deferred revenue balance for the three months ended September 30, 2021 from the deferred revenue balance of $89.3 million for the year ended December 31, 2020 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $70.5 million revenues recognized that were included in the deferred revenue balance as of December 31, 2020.

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

For the three months ended September 30, 2021 and 2020, we accrued approximately $5.1 million and $6.8 million in cash awards, respectively, and for the nine months ended September 30, 2021 and 2020, we accrued approximately $15.5 million and $18.4 million in cash awards, respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was approximately $28.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

As of September 30, 2021, there was approximately $113.0 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 3.1 years.

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue in the three months ended September 30, 2021 and 2020. No single customer accounted for or exceeded 10% of our total accounts receivable as of September 30, 2021. No customer accounted for or exceeded 10% of our total accounts receivable in 2020. During the nine months ended September 30, 2021, we increased our allowance for doubtful accounts from $5.3 million as of December 31, 2020 to approximately $5.6 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $5.6 million and $2.7 million as of September 30, 2021, respectively, and $5.3 million and $3.4 million as of December 31, 2020, respectively.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. In the nine months ended September 30, 2021, we added $45.1 million to goodwill with the acquisition of e-bot7. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that the Company operates as two reporting units and have selected September 30 as the date to perform our annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We include interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. We recorded a valuation allowance against our U.S. deferred tax asset as we considered our cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia, LivePerson UK, Kasamba Israel, LivePerson Japan and LivePerson Ltd. Israel are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2020, there was an increase in the valuation recorded of $6.9 million. For the three months ended September 30, 2021, we recorded a tax provision of $2.5 million. This amount consists of a tax provision for the period of $2.7 million on operating earnings for the period offset by a tax benefit of $0.2 million related to stock compensation deductions for LivePerson UK and LivePerson Ltd. (Israel). For the nine months ended September 30, 2021, we recorded a tax provision of $2.3 million. This amount consists of a tax provision of $4.3 million on operating earnings offset by a tax benefit of $1.5 million for the release of a reserve of uncertain tax benefits recorded against deferred tax assets related to Israeli stock compensation deductions and a benefit of $0.5 million for excess tax benefits from stock compensation.

A statutory rate change in the United Kingdom was enacted during the nine months ended September 30, 2021. Effective April 1, 2023, the tax rate will increase from 19% to 25%. During the period, we assessed the impact of the rate change and concluded it is immaterial to our deferred taxes.

We had a valuation allowance on certain deferred tax assets for the years ended December 31, 2020 of $55.4 million. Inherent in our 2021 annual effective tax rate is an estimated increase in the valuation allowance of $31.2 million, all of which will be recorded as an expense. During 2020, an increase in the valuation allowance in the amount of $35.1 million was recorded as an expense and a decrease of $28.2 million related to convertible notes was charged to equity.

On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. As a result of the CARES Act, we filed refund claims relating to prior years totaling $0.6 million.

Legal Contingencies

We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 15 – Legal Matters in the Notes to the Condensed Consolidated Financial Statements for additional information on our legal proceedings and litigation.

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

Non-Cash Compensation Expense

The net non-cash compensation amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Stock-based compensation expense	$18,269	$15,532	$47,967	$46,171

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

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Revenue by Segment:
Business	$109,204	$86,923	26%	$317,879	$242,788	31%
Consumer	9,123	7,881	16%	27,944	21,707	29%
Total	$118,327	$94,804	25%	$345,823	$264,495	31%

Business revenue increased by 26% to $109.2 million and by 31% to $317.9 million in the three and nine months ended September 30, 2021, respectively, from $86.9 million and $242.8 million, respectively, in the comparable periods in 2020. The increase in Business revenue is driven primarily by increases in hosted services of $18.8 million and $64.1 million during the three and nine months ended September 30, 2021, respectively, and increases in professional services of $3.4 million and $11.0 million during the three and nine months ended September 30, 2021, respectively. Included in hosted services is an increase in revenue that is variable based on interaction and usage of approximately $12.9 million and $35.5 million during the three and nine months ended September 30, 2021, respectively.

The increase in Business revenue was driven in nearly equal parts by existing and new customers as LivePerson generated greater demand for its Conversational Commerce software and Gainshare solutions. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson’s AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and mid-market customer increased approximately 34% year-over-year to $570,000 in the trailing twelve months ended September 30, 2021, as compared to $425,000 for the trailing twelve months ended September 30, 2020. Similarly, we are seeing strong revenue retention rates. Revenue retention for our enterprise and mid-market customers on Conversational Cloud was within our target range of 105% to 115% in the third quarter of 2021 and exceeded our target range in the third quarter of 2020.

Consumer revenue increased by 16% to $9.1 million and by 29% to $27.9 million in the three and nine months ended September 30, 2021, respectively, from $7.9 million and $21.7 million in the comparable periods in 2020. This improvement was driven by an increasingly effective user value and higher demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business

Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Cost of revenue - business	$37,057	25,862	43%	$106,932	$73,291	46%
Percentage of total revenue	31%	27%		31%	28%
Headcount (at period end)	241	234	3%	241	234	3%

Cost of revenue - business increased by 43% to $37.1 million in the three months ended September 30, 2021 from $25.9 million in the comparable period in 2020. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $7.7 million driven by Health and Gainshare services, which power Conversational Commerce programs on behalf of customers. We also recognized an increase in expenses for backup server facilities of approximately $2.8 million and in amortization expense of approximately $1.1 million.

Cost of revenue - business increased by 46% to $106.9 million in the nine months ended September 30, 2021 from $73.3 million in the comparable period in 2020. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately 24.1 million driven by Health and Gainshare services, which power Conversational Commerce programs on behalf of customers, an increase in expenses for backup server facilities of approximately $6.6 million, and in amortization expense of approximately $2.8 million.

Cost of Revenue - Consumer

Cost of revenue - consumer consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Cost of revenue - consumer	$1,738	$1,830	(5)%	$5,445	$4,927	11%
Percentage of total revenue	1%	2%		2%	2%
Headcount (at period end)	18	20	(10)%	18	20	(10)%

Cost of revenue - consumer decreased by 5% to $1.7 million in the three months ended September 30, 2021 from $1.8 million in the comparable period in 2020. This decrease in expense is primarily related to a decrease in outsourced subcontracted labor and salary and employee related expenses, partially offset by an increase in credit card processing fees.

Cost of revenue - consumer increased by 11% to $5.4 million in the nine months ended September 30, 2021 from $4.9 million in the comparable period in 2020. This increase in expense is primarily related to an increase in salary and employee related expenses and in credit card processing fees.

Sales and Marketing - Business

Sales and marketing - business expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Sales and marketing - business	$34,640	$27,525	26%	$96,758	$93,920	3%
Percentage of total revenue	29%	29%		28%	36%
Headcount (at period end)	339	334	2%	339	334	2%

Sales and marketing - business expenses increased by 26% to $34.6 million in the three months ended September 30, 2021 from $27.5 million in the comparable period in 2020. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $4.2 million, an increase in marketing expense of approximately $2.9 million, and an increase in backup facilities of approximately $1.1 million partially offset by a decrease in business services of approximately $1.2 million.

Sales and marketing - business expenses increased by 3% to $96.8 million in the nine months ended September 30, 2021 from $93.9 million in the comparable period in 2020. This increase was primarily attributable to an increase in marketing expense of approximately $4.3 million and an increase in salary and related employee expenses of approximately $2.5 million, partially offset by a decrease in business services of approximately $3.6 million and a decrease in backup server facilities of approximately $0.4 million.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Sales and marketing - consumer	$6,212	$5,250	18%	$19,669	$16,153	22%
Percentage of total revenue	5%	6%		6%	6%
Headcount (at period end)	18	17	6%	18	17	6%

Sales and marketing - consumer expenses increased by 18% to $6.2 million in the three months ended September 30, 2021 from $5.3 million in the comparable period in 2020. This increase is primarily attributable to an increase in marketing expense of approximately $1.1 million.

Sales and marketing - consumer expenses increased by 22% to $19.7 million in the nine months ended September 30, 2021 from $16.2 million in the comparable period in 2020. This increase is primarily attributable to an increase in marketing expense of approximately $3.2 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
General and administrative	$17,193	$14,891	16%	$47,784	$47,713	—%
Percentage of total revenue	15%	16%		14%	18%
Headcount (at period end)	137	141	(3)%	137	141	(3)%

General and administrative expenses increased by 16% to $17.2 million in the three months ended September 30, 2021 from $14.9 million in the comparable period in 2020. This increase is primarily attributable to an increase in business services of approximately $2.7 million and an increase in salary and related employee expenses of approximately $1.3 million, partially offset by a decrease in hosting services of approximately $1.9 million.

General and administrative expenses was essentially unchanged at $47.8 million in the nine months ended September 30, 2021 from $47.7 million in the comparable period in 2020.

General and administrative expense as a percentage of revenue has decreased primarily as a result our continued deferral of hiring, outside of core growth areas, as our internal automation initiatives have enhanced employee productivity. Additionally, the reduction in rent expense after officially transitioning to a “work from home” model in the three and nine month period ended September 30, 2021 also contributed to the decrease.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Product development	41,734	27,736	51%	$112,715	$80,417	40%
Percentage of total revenue	35%	29%		33%	30%
Headcount (at period end)	574	467	23%	574	467	23%

Product development costs increased by 51% to $41.7 million in the three months ended September 30, 2021 from $27.7 million in the comparable period in 2020. This increase is primarily related to increases in salaries and employee related expenses of approximately $8.0 million, in business services and outsourcing subcontracted labor of approximately $2.9 million, in software of approximately $2.1 million, and in depreciation expense of approximately $1.0 million. We made investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud. Also, we invested in hiring more data scientists and machine learning engineers to focus on Conversational AI.

Product development costs increased by 40% to $112.7 million in the nine months ended September 30, 2021 from $80.4 million in the comparable period in 2020. This increase is primarily related to an increase in salaries and employee related expenses of approximately $21.2 million, in business services and outsourcing subcontracted labor of approximately $5.5 million, in depreciation expense of approximately $3.2 million, and in software of approximately $2.4 million.

We continue to invest in new product development efforts to expand the capability of Conversational Cloud. Upon completion, the project costs will be depreciated over five years. In the three and nine months ended September 30, 2021, $9.2 million and $26.6 million was capitalized, compared to $9.3 million and $26.5 million in the comparable periods in 2020.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Restructuring costs	44	26,442	(100)%	$3,269	$29,635	(89)%
Percentage of total revenue	—%	28%		1%	11%

The restructuring costs for the nine months ended September 30, 2021 were primarily a result of our partnership with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud, and to redefine how brands communicate. The remainder of the decrease in restructuring costs related to lease abandonment recorded in 2020.

Amortization of Purchased Intangibles

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Amortization of purchased intangibles	$488	$411	19%	$1,237	$1,219	2%
Percentage of total revenues	—%	—%		—%	—%

Amortization expense for purchased intangibles increased by 19% to $0.5 million and by 2% to $1.2 million in the three and nine months ended September 30, 2021, respectively, from $0.4 million and $1.2 million in the comparable periods in 2020, respectively.

Additional amortization expense in the amount of $1.3 million and $3.7 million in the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.9 million in the three and nine months ended September 30, 2020, respectively, is included in cost of revenue.

Other Expense, net

Other (expense) income, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel, British Pound, Euro, Australian Dollar, and Japanese Yen.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Interest expense	$(9,442)	$(3,159)	(199)%	$(27,852)	$(9,161)	(204)%
Other income (expense)	(48)	(508)	91%	3,002	(2,484)	221%
Other expense, net	$(9,490)	$(3,667)	(159)%	$(24,850)	$(11,645)	(113)%

Other expense, net increased by 159% to $9.5 million in the three months ended September 30, 2021 from $3.7 million in the comparable period in 2020 due to interest expense attributable to the 2024 Notes and the 2026 Notes and financial income which is attributable to currency rate fluctuations, partially offset by interest income on cash and cash equivalents.

Other expense, net increased by 113% to $24.9 million in the nine months ended September 30, 2021 from $11.6 million in the comparable period in 2020 due to interest expense attributable to the 2024 Notes and the 2026 Notes and financial income which is attributable to currency rate fluctuations, partially offset by the gain on the settlement of leases and interest income on cash and cash equivalents.

Provision For (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Change	2021	2020	% Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$2,538	$(100)	(2,638)%	$2,285	$(87)	(2,726)%

We had a tax provision of $2.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively. Benefit from income taxes was $0.1 million for the three months ended September 30, 2020 and provision for income taxes was less than $0.1 million in the nine months ended September 30, 2020. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate, excess tax benefits from stock compensation deductions recognized in the United Kingdom and Israel, valuation allowance recorded against operating losses that cannot be benefitted, and a change in estimate of uncertain tax benefits related to stock compensation deductions for Kasamba Israel and LivePerson Ltd. Israel.

For the three months ended September 30, 2021, the Company recorded a tax provision of $2.5 million. This amount consists of a tax provision of $2.7 million on operating earnings for the period offset by a tax a benefit of $0.2 million excess tax benefit related to stock compensation deductions for LivePerson UK and LivePerson Ltd. (Israel).

For the nine months ended September 30, 2021, the Company recorded a tax provision of $2.3 million. This amount consists of a tax provision of $4.3 million on operating earnings offset by a tax benefit of $1.5 million for the release of a reserve of uncertain tax benefits recorded against deferred tax assets related to Israeli stock compensation deductions and a benefit of $0.5 million for excess tax benefits from stock compensation deductions recognized in the United Kingdom and Israel.

A statutory rate change in the United Kingdom was enacted during the nine months ended September 30, 2021. Effective April 1, 2023, the tax rate will increase from 19% to 25%. During the period, the Company assessed the impact of the rate change and concluded that it is immaterial to its deferred taxes.

Net Loss

We had a net loss of $32.8 million and $75.1 million in the three and nine months ended September 30, 2021, respectively, compared to a net loss of $38.7 million and $94.3 million for the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$35,642	$37,655
Net cash used in investing activities	(60,721)	(34,163)
Net cash provided by financing activities	10,521	17,147

As of September 30, 2021, we had approximately $634.5 million in cash, cash equivalents, and restricted cash, a decrease of approximately $19.6 million from December 31, 2020. The decrease is primarily attributable to the acquisition costs of e-bot7, partially offset by increases in changes in operating assets and liabilities.

Net cash provided by operating activities was $35.6 million for the nine months ended September 30, 2021. Our net loss of $75.1 million was offset by non-cash expenses: stock-based compensation of $48.0 million; depreciation of $20.5 million; an increase in deferred revenue of $14.9 million; and an increase in accrued expenses of $22.2 million. This was partially offset by increases in accounts receivable of $5.8 million and prepaid expenses of $10.3 million. Net cash provided by operating activities was $37.7 million for the nine months ended September 30, 2020. Our net loss of $94.3 million for the nine months ended September 30, 2020 was offset by non-cash expenses: stock-based compensation of $46.2 million; depreciation and amortization of $17.2 million; an increase in accounts receivable of $19.2 million and accrued expenses of $36.9 million.

Net cash used in investing activities was $60.7 million for the nine months ended September 30, 2021 and was driven primarily by the acquisition costs related to goodwill for the purchase of e-bot7, the purchase of fixed assets for our co-location facilities, capitalization of internally developed software, and the repayment of the loan acquired with e-bot7. Net cash used in investing activities was $34.2 million for the nine months ended September 30, 2020 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.

Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2021, consisting primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $17.1 million for the nine months ended September 30, 2020 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of September 30, 2021, we had an accumulated deficit of approximately $467.0 million.

In response to the COVID-19 pandemic, we had undertaken a re-evaluation of our real estate needs. In connection with this re-evaluation, and the success we have had working remotely for the past several months, we significantly reduced the real estate space we lease. This resulted in various one-time cash expenses in connection with early termination of some of our leases. During the second quarter of 2021, we decided to reoccupy some of our leased space to provide our employees with the option of working in an office space environment if they choose to do so as well as provide some remote shared space working locations globally.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”). During the three months ended September 30, 2021, the U.S. dollar depreciated by approximately 5% as compared to the NIS and during the nine months ended September 30, 2021, the U.S. dollar depreciated by approximately 6%. During the three and nine months ended September 30, 2021, expenses generated by our Israeli operations totaled approximately $16.0 million and $53.2 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, AUS dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Ltd. (formerly HumanClick Ltd.) and Kasamba Ltd., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the nine months ended September 30, 2021, our allowance for doubtful accounts increased by $0.6 million to approximately $5.6 million. During the nine months ended September 30, 2020, we increased our allowance for doubtful accounts by $1.2 million to approximately $5.0 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company previously filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California for all pre-trial purposes. Rulings by both the Court and the United States Patent Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. The Company currently anticipates that [24]7 may elect to pursue challenges to this award on procedural grounds. Accordingly, no amounts for the settlement have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims has been vacated, to be reset by the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 14, 2021, the Company issued a total of 351,462 shares of its common stock as partial consideration for the Company’s acquisition of e-bot 7 GmbH in a transaction exempted from registration under Section 4(a)(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three and nine months ended September 30, 2021.

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

LIVEPERSON, INC.
(Registrant)

Date:	November 3, 2021	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	November 3, 2021	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (principal financial officer)