Form 10-K/A
period 2021-12-31
LIVEPERSON INC
filed 2022-05-02
CIK 1102993

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
Registrant’s telephone Number, including area Code: (212) 609-4200
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
On February 10, 2022, 72,570,760 shares of the registrant’s common stock were outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
BDO USA, LLP	New York, New York	23

LIVEPERSON, INC.
AMENDMENT NO. 1 TO 2021 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) by the Company on February 28, 2022 (the “Original Form 10‑K”), solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (or as such deadline may be extended pursuant to Rule 0-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Filing Deadline”). We will not have filed our definitive proxy statement by the Filing Deadline and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Exchange Act, certifications by LivePerson’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosure contained in the Original Form 10‑K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used but not defined herein have the meanings assigned to them in the Original Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Amendment about LivePerson that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends), management strategies and the COVID-19 pandemic. Many of these statements are found in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Original Form 10-K. When used in this Amendment, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Amendment include those set forth in the section of the Original Form 10-K entitled “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following is a brief biographical summary of the experience of our directors, including their ages as of December 31, 2021.

Peter Block, 82, has served as a member of our board of directors (the “Board”) since July 2010. Mr. Block brings experience in management consulting and organizational development, and has been President of Peter Block Inc., a management consulting group, and a partner in Designed Learning, a training company that offers both in-person and virtual workshops designed by Mr. Block to build organizational development skills, since 1997. Mr. Block is also a best-selling author of several books about organizational dynamics, community, and accountability. Among other awards, Mr. Block has received the Organizational Development Network’s Lifetime Achievement Award, the American Society for Training and Development Award for Distinguished Contributions, and the Association for Quality and Participation President’s Award. He is also a member of Training Magazine’s HRD Hall of Fame. Mr. Block holds a B.S. degree in Industrial Administration from the University of Kansas and an M.S. degree in Industrial Administration from Yale University. Mr. Block serves on the Compensation Committee and Social Impact and Culture Committee.

Mr. Block brings to the Board significant expertise on hiring, enabling and retaining talent, building high-performance internal teams and maintaining a diverse, inclusive and engaged workforce and unique perspective on organizational design.

Ernest Cu, 61, has served as a member of the Board since April 2021. Mr. Cu brings a long history of executive leadership experience, having served as Executive Director, President, and Chief Executive Officer (“CEO”) of Globe Telecom, Inc. (PSE:GLO), a major publicly traded telecommunications provider in the Philippines, since April 2009, and as President and CEO of SPi Technologies from 1997 to 2008. He is considered to be one of the founding originators of the business process outsourcing (“BPO”) business model in the Philippines in recognition of his immense contributions to the telecommunications industry. Mr. Cu also brings valuable finance experience as a former executive at Bank of America and former director of Maybank ATR Kim Eng Financial Corp. Mr. Cu has extensive experience as a director of a variety of private companies, including AF Payments (Beep), a financial services company. Mr. Cu has previously been recognized by Ernst & Young as ICT Entrepreneur of the Year, and, on two occasions each, was recognized by Finance Asia as the Philippines’ Best CEO and by Frost & Sullivan as CEO of the Year. He was also recognized as one of the 100 most influential telecom leaders worldwide by London-based Global-Telecoms Business Magazine Power 100 for five consecutive years. Mr. Cu holds a B.S. degree in Industrial Management Engineering from De La Salle University in Manila and an M.B.A. degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Cu serves on the Social Impact and Culture Committee.

Mr. Cu brings to the Board a global perspective in areas such as infrastructure modernization, sustainability, and product innovation, with particular expertise in communications and consumer offerings, and extensive expertise in financial and operational management and business transformation.

Kevin Lavan, 69, has served as a member of the Board since January 2000. Mr. Lavan currently serves as Chief Financial Officer (“CFO”) of Autoclear LLC, a designer, builder, and distributor of security systems, a role he has held since February 2016. Prior to his current role, Mr. Lavan was an independent consultant to the media and entertainment industries, building on his leadership experience across entertainment, media, and direct and digital marketing. Between April 2010 and December 2014, Mr. Lavan was a Senior Vice President, Worldwide Controller of IMG, an international and diversified sports, entertainment and media company. He also served in various executive roles at Paradysz Matera Company, Inc., MDCPartners, Inc., Now Marketing, Inc., and Wunderman, a marketing division of Young & Rubicam Inc., and previously served as an independent consultant to marketing services organizations. Earlier in Mr. Lavan’s career, he held various finance roles at Young & Rubicam, Viacom Inc. and Viacom’s subsidiary, MTV Networks. Mr. Lavan holds a B.S. degree from Manhattan College, and is a Certified Public Accountant. Mr. Lavan is Chair of the Audit Committee and also serves on the Compensation Committee, Nominating and Corporate Governance Committee, and Social Impact and Culture Committee.

Mr. Lavan brings to the Board highly relevant perspective in digital marketing and advertising, as well as extensive operating, financial senior management experience.

Jill Layfield, 47, has served as a member of the Board since November 2016. Ms. Layfield co-founded Tamara Mellon, a digitally-native, luxury retail company, where she served as CEO from July 2016 to December 2021 and assisted in launching the first-ever digitally led, direct-to-consumer luxury footwear brand. From November 2004 until July 2016, Ms. Layfield served in various roles at Backcountry.com, including as President and CEO from January 2011 to December 2015. During her time at Backcountry.com, she grew the company from $25 million to $515 million in revenue and successfully sold the business to TSG Consumer Partners for $350 million. Ms. Layfield also held various marketing positions at several Silicon Valley companies including Shutterfly, a photography and image sharing company; Cisco Systems, a developer, manufacturer, and seller of technology and telecommunications equipment; Infogear, a start-up focused on marketing for internet appliances; and 8x8, a manufacturer of videoconferences products and a VOIP service provider. Ms. Layfield currently sits on the board of directors for The Orvis Company. Additionally, Ms. Layfield previously sat on the boards of directors of Camber Outdoors and SmartPak Equine. Ms. Layfield received a B.A. degree in Communications - Journalism from Santa Clara University. Ms. Layfield is recognized as an innovator and industry expert in combining organizational change and advanced technologies to retool customer care for the digital, mobile era. Ms. Layfield is Chair of the Compensation Committee and also serves on the Audit Committee, Nominating and Corporate Governance Committee, and Social Impact and Culture Committee.

Ms. Layfield brings to the Board a deep experience in the retail and technology sector, operational expertise and unique expertise transforming customer experience and forging meaningful, high-quality connections between brands and consumers.

Robert P. LoCascio, 53, has served as a member of our Board since LivePerson’s inception in November 1995. He has been CEO and Chairman since founding the Company, and also served as President until January 2001. As founder and CEO, Mr. LoCascio deeply understands the technology and business of LivePerson and has been an integral part of driving the Company’s market leadership in Conversational Artificial Intelligence and building its best-in-class AI platform. In addition to his role at LivePerson, Mr. LoCascio is a founding board member of EqualAI, an organization which works with companies, policy makers, and experts to reduce bias in AI. Mr. LoCascio has been widely recognized for his leadership in the technology space and was the winner of the 2015 Smart CEO Circle of Evidence Award and was named a New York City Ernst & Young Entrepreneur of the Year finalist in 2001 and 2008. Mr. LoCascio is also a founding member of the NYC Entrepreneurs Council of the Partnership for New York City. In 2001, Mr. LoCascio started the Dream Big Foundation with its first program, FeedingNYC, which gives families in need a Thanksgiving dinner. To date, FeedingNYC has delivered meals to approximately 90,000 families. Its second program, the Dream Big Entrepreneurship Initiative, launched in 2014 to fund, mentor, coach, and empower local entrepreneurs in underserved communities. Mr. LoCascio received a B.B.A. degree from Loyola College. Mr. LoCascio currently serves on the Board’s Social Impact and Culture Committee.

Mr. LoCascio brings to the Board a unique perspective of LivePerson’s business and his strategic vision and operational insights as the Company founder and CEO. In addition, the Company values Mr. LoCascio’s extensive technology experience, specifically in the cloud-based technologies space, as well as his strong entrepreneurial background.

Fred Mossler, 55, has served as a member of the Board since May 2017. Mr. Mossler brings experience as an executive, investor, and entrepreneur. He has been an independent consultant, entrepreneur, and philanthropist since June 2016. From August 1999 until June 2016, Mr. Mossler worked in various senior leadership positions at Zappos, including Senior Vice President of Merchandising, and helped Zappos grow into a company with more than $1 billion in gross merchandise sales before it was bought by Amazon in 2009. From September 1991 to August 1999, Mr. Mossler worked in various positions at Nordstrom. In addition to Mr. Mossler’s career in e-commerce and retail, he assisted with the launch and building of, and previously served on the board of, Downtown Project, a company dedicated to helping revitalize part of downtown Las Vegas through investment in small businesses, tech startups, real estate, arts, culture, and education. Mr. Mossler founded Honus Capital LLC, a hands-on investment fund for Las Vegas-area entrepreneurs. He also co-founded the popular Mexican restaurant chain Nacho Daddy. Mr. Mossler graduated from Southern Oregon University with a B.S. degree in Business. Mr. Mossler serves on the Compensation Committee, Nominating and Corporate Governance Committee, and Social Impact and Culture Committee.

Mr. Mossler brings to the Board significant expertise in call center services, in addition to extensive experience in consumer-facing industries and consumer experience more broadly. Mr. Mossler also has extensive experience in assisting with business growth and providing both technology, e-commerce, and product merchandising knowledge.

William G. Wesemann, 65, has served as a member of the Board since November 2004. Mr. Wesemann brings experience as an executive, board member and investor in various technology companies. Mr. Wesemann has been an independent consultant and an independent investor since 2002. In addition to his role as a member of the Board, Mr. Wesemann has served on the board of directors of Aclarion, Inc. (Nasdaq:ACON), a medical SAAS company that listed on Nasdaq in 2022, since 2016. He also serves on the boards of directors of several privately held companies, including STATIONHEAD, a social audio company, and Mylio, a photo management company. From March 2016 until January 2019, Mr. Wesemann was CEO of LARC Networks Inc., a communication, security, and privacy technology developer. Earlier in his career, Mr. Wesemann was CEO of NextPage, Inc., a provider of document management systems, CEO of netLens Inc., a peer-to-peer platform for creating distributed applications that was acquired by NextPage, and Vice President of Sales of Genesys Telecommunications Laboratories, Inc., a leader in computer-telephony integration. Mr. Wesemann received a B.A. degree from Glassboro State College (now called Rowan University). Mr. Wesemann serves as Chair of the Nominating and Corporate Governance Committee and also serves on the Compensation Committee, Audit Committee, and Social Impact and Culture Committee.

Mr. Wesemann brings to the Board notable technology, software and sales experience, in addition to extensive CEO, management and board experience at public and private software and technology companies.

The following is a brief biographical summary of the experience of the executive officers of LivePerson, including their ages as of December 31, 2021.

Name	Age	Position(s)
Robert P. LoCascio	53	Chief Executive Officer & Chairman of the Board
John D. Collins	40	Chief Financial Officer
Monica L. Greenberg	53	Executive Vice President of Public Policy & General Counsel
Norman M. Osumi (1)	57	Senior Vice President, Chief Accounting Officer
(1)Mr. Osumi assumed the role of Senior Vice President, Chief Accounting Officer on March 2, 2021.

Robert P. LoCascio’s biography can be found above in this Amendment, and is included with the biographies of the other members of the Board. Biographies for our other executive officers are listed below.

John D. Collins has served as our CFO since February 2020. Mr. Collins joined LivePerson in September 2019 to lead the development of automations and machine learning to support strategic decision making and predictive analytics as SVP of Quantitative Strategy. In 2013, Mr. Collins co-founded Thasos, a New York City-based predictive intelligence company powering large scale equity trading platforms. Mr. Collins served in various capacities at Thasos, including, most recently, as an Advisory Board Member, as its Chief Product Officer (2016-2019) and as its Portfolio Manager (2013-2016). Prior to that, Mr. Collins held roles in the financial services industry, including regulating financial firms at the NYSE, and structuring transactions in leveraged finance at Credit Suisse. Mr. Collins received his J.D. from Chicago-Kent College of Law at Illinois Institute of Technology, his M.B.A. from the Massachusetts Institute of Technology and a B.S. from the University of Central Florida.

Monica L. Greenberg has been our Executive Vice President of Public Policy and General Counsel since April 2019, our Executive Vice President, Corporate Development, Strategic Alliances and General Counsel from December 2017 to April 2019, our Executive Vice President, Business Affairs and General Counsel from February 2014 to December 2017, and our Senior Vice President, Business Affairs and General Counsel from November 2006 to February 2014. From May 2004 until October 2006, Ms. Greenberg was an independent consultant. From April 2000 until April 2004, Ms. Greenberg served as Vice President, General Counsel and Senior Corporate Counsel of Nuance Communications, Inc. Previously, from January 1999 to March 2000, Ms. Greenberg was the principal of a small business. From July 1996 to December 1998, Ms. Greenberg was associated with the law firm of Wilson Sonsini Goodrich & Rosati in Palo Alto, California. From September 1994 to July 1996, Ms. Greenberg was associated with the law firm of Willkie Farr & Gallagher in New York, NY. Ms. Greenberg received a J.D. from Boston University School of Law where she was a member of the Boston University Law Review, and a B.A. from the University of Pennsylvania.

Norman M. Osumi has served as our Senior Vice President and Chief Accounting Officer since March 9, 2021. Prior to joining LivePerson, Mr. Osumi served in senior finance and accounting roles at Symantec, now known as NortonLifeLock, from October 2007 to February 2021. Prior to that, Mr. Osumi held the position of Vice President of Finance at VeriSign, Inc. from 2004 to 2007, Associate Vice President & Corporate Controller at NEC Electronics America, Inc from 1998 to 2004, and served as Director of Finance at Gymboree Corporation from 1996 to 1998. Mr. Osumi started his career at PricewaterhouseCoopers and received a B.S. from Loyola Marymount University.

Audit Committee

The Audit Committee appoints our independent registered public accounting firm, reviews the plan for and the results of the independent audit, approves the fees of our independent registered public accounting firm, reviews with management and the independent registered public accounting firm our quarterly and annual financial statements and our internal accounting, financial and disclosure controls, reviews and approves transactions between LivePerson and its officers, directors and affiliates, oversees whistle-blower procedures and performs other duties and responsibilities as set forth in a charter approved by the Board. The charter of the Audit Committee is available at https://ir.liveperson.com/corporate-governance/governance-overview. Each member of the Audit Committee is independent, as independence is defined for purposes of Audit Committee membership by the listing standards of The Nasdaq Stock Market (“Nasdaq”) and the applicable rules and regulations of the SEC. The Audit Committee held four meetings during the fiscal year ended December 31, 2021 (the “ 2021 Fiscal Year” or “fiscal 2021”).

The Board has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including LivePerson’s balance sheet, income statement and cash flow statement, as required by Nasdaq rules. In addition, the Board has determined that Mr. Lavan satisfies the Nasdaq rule requiring that at least one member of our Board’s Audit Committee have past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background which results in the member’s financial sophistication, including being, or having been, a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The Board has also determined that Mr. Lavan is the Audit Committee’s “audit committee financial expert” as defined by the SEC.

Delinquent Section 16(a) Reports

The members of our Board, our executive officers and persons who hold more than ten percent of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock. Based solely upon a review of the copies of Section 16(a) reports which LivePerson has received from such persons or entities, and the written representations received from the reporting persons that no other reports were required, for transactions in our common stock and their common stock holdings for the 2021 Fiscal Year, LivePerson believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its directors, executive officers and beneficial owners of more than ten percent of its common stock, other than one late Form 4 filed by each of Messrs. Block and Lavan with respect to one transaction each; Messrs. Cu, Mossler, Osumi and Wesemann and Ms. Layfield with regard to two related transactions each; and Mr. Collins with respect to three related transactions.

Codes of Conduct and Corporate Governance Documents

The Company monitors developments in the area of corporate governance and routinely reviews its processes and procedures in light of such developments. Accordingly, the Company reviews federal laws affecting corporate governance as well as various rules promulgated by the SEC and Nasdaq. The Company believes that it has procedures and practices in place which are designed to enhance and protect the interests of its stockholders.

The Board has adopted a Code of Conduct that applies to all officers, directors and employees, and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to the Company’s Chief Executive Officer and executives who are deemed to be Senior Financial Officers of the Company.

Both codes of conduct can be accessed at https://ir.liveperson.com/corporate-governance/governance-overview and disclosures of any amendments to, or waivers under, the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be made on our website.

The charters of our Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and LivePerson’s current Amended and Restated Certificate of Incorporation, and Amended and Restated Bylaws can be accessed at https://ir.liveperson.com/corporate-governance/governance-overview. Copies may also be obtained at no charge by writing to LivePerson, Inc., 530 7th Avenue, Floor M1, New York, New York 10018, Attention: Investor Relations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation program for our Named Executive Officers (“NEOs”) for 2021, listed below. The CD&A also describes the process followed by the Compensation Committee of the Board (referred to as the Compensation Committee or the Committee in this CD&A) for making pay decisions in respect of our NEOs, as well as its rationale for specific decisions related to 2021 NEO compensation matters. For 2021, our NEOs included:

•Robert P. LoCascio, our Chief Executive Officer;
•John D. Collins, our Chief Financial Officer;
•Monica L. Greenberg, our Executive Vice President of Public Policy and General Counsel;
•Norman M. Osumi, our Senior Vice President and Chief Accounting Officer; and
•Alexander Spinelli, our former Global Chief Technology Officer.

Our Company

LivePerson, Inc. is the market leader in Conversational Artificial Intelligence with a best-in-class platform used by thousands of the world’s top brands to better understand customer intents, connect across channels and deliver meaningful outcomes. The Conversational Cloud, our cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents across each brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media, and third-party consumer messaging platforms. More than 18,000 businesses use our conversational solutions to create a convenient, deeply personal relationship with their customers and nearly a billion conversational interactions are powered by our Conversational Cloud each month.
2021 Financial and Strategic Performance Highlights

Delivered strong financial performance in 2021. Reflecting the strength of our core conversational AI platform and expansion of our customer base, in 2021, our revenue grew 28% to $469.6 million, setting a new record for the company. We drove total messaging volume growth by nearly 50%, while our focus on profitable and leverageable growth enabled us to achieve an adjusted EBITDA margin of 6.2%.

Accelerated the momentum of our core AI platform. We continued to execute our strategy of becoming one of the leading AI and automation companies in the world. In 2021, AI-powered messaging volume increased 60% year-over-year with our AI solutions for customer care and commerce powering approximately 75% of interactions across our platform and entire businesses across retail, healthcare, financial services, travel and hospitality sectors.

Unlocked new growth opportunities in healthcare vertical. Expanding upon our traction in the healthcare vertical for digital customer care, we leveraged our technology and innovation capabilities to pursue brand-to-employee solutions in response to client demand, unlocking additional go-forward opportunities in the healthcare sector for digital solutions on our platform.

Completed acquisitions of VoiceBase and Tenfold to deliver integrated voice, digital, and AI offerings in response to market demand. These acquisitions are enabling us to meet client demand for integrated voice and digital engagement solutions, analytics and AI, and are opening new opportunities for strategic relationships to expand our indirect distribution capabilities.

2021 Executive Compensation Program Highlights

Compensation Program Aligned with Growth. Approximately 88% of our CEO and almost 80% of the compensation for our other NEOs is variable and at risk. To align the long-term interests of our CEO and NEOs with our stockholders, options represented 50% of the 2021 long-term incentive opportunity for our executives and deliver value only if our stock price meaningfully appreciates.

Annual incentives paid out 90% of target. Performance metrics for the annual incentive program include revenue to incentivize top line growth and EBITDA to emphasize disciplined profitability, two of the key drivers of our long-term growth.

Eliminated stock payment premium for the executive annual incentive program. We continued to deliver annual bonus program payouts in the form of vested restricted stock units (“RSUs”) to foster a culture of ownership throughout the company for all bonus plan participants, including our NEOs. For our senior executives, we eliminated the additional premium on bonus RSUs paid in prior years.

Enhanced equity risk mitigation policies. Consistent with our commitment to best governance practices, we adopted robust stock ownership guidelines for our executives, including 5x base salary for the CEO and 2x base salary for other NEOs.

In response to stockholder feedback, we introduced performance RSUs to the 2022 long-term incentive program for executives. Commencing in 2022, long-term incentive equity grants for our NEOs will include performance RSUs with vesting tied to a three-year performance period and the achievement of financial performance and relative TSR metrics. Together with our use of stock options in our executive equity program, we believe the introduction of our performance RSUs further strengthens alignment between the interests of our executives with those of our stockholders, as we continue to evolve our compensation program.

Stockholder Engagement and Say on Pay

We believe that regular, transparent communications with our stockholders are essential to our long-term success. We value the opinions of our stockholders and we are committed to a robust stockholder engagement program to solicit feedback and encourage open, transparent and candid discussion about our strategic priorities, governance programs and sustainability priorities that are important to our stockholders.

Each year, we carefully consider the results of our stockholder advisory say-on-pay vote from the preceding year. In 2021 and 2020, over 92% and 96%, respectively, of the votes cast supported our executive compensation program and decisions. We are pleased with the support we have received in these recent votes as we continue to evolve our executive compensation program with the interests and perspectives of our stockholders in mind. In this regard, based on stockholder feedback, as part of the 2022 long-term incentive program design, the Board adopted a new long-term incentive program structure that will incorporate a performance-based RSU component as part of our annual equity grants to NEOs. We will continue to evaluate and evolve our performance compensation programs over time in response to stockholder feedback and consistent with best practices.

We engage with our stockholders in a variety of ways, including as follows:

•We regularly speak with stockholders, prospective stockholders and investment analysts.
•We participate in equity conferences and investor events across the United States.
•We also directly engage with stockholders to solicit feedback on the following matters: executive compensation, environmental, social and governance (“ESG”) strategies and practices, governance, and other topics of interest related to our business.

As part of our engagement efforts, we seek to provide our investors with insight into our business and practices, answers to their questions, and responses to the valuable insight and feedback they share. We also review and discuss stockholder feedback internally to help ensure we are proactively assessing and informing our policies, programs and areas of focus, as well as balancing the priorities of our stockholders. We intend to continue our efforts to engage with, and solicit feedback from, our stockholders and will, in turn, carefully consider, and may implement, revisions to our compensation programs as a result of that feedback, as we have done for our 2022 program with the adoption of performance-based RSUs.

Compensation Governance

We believe the following practices and policies, embedded in our current NEO compensation plans and programs, promote sound compensation governance and are in the best interests of our stockholders and executives:

	What We Do		What We Don’t Do
✓	Emphasize variable incentive pay	✗	No excise tax gross ups
✓	Maintain a clawback policy covering all incentive awards	✗	No guaranteed bonuses
✓	Maintain fully independent Compensation Committee	✗	No excessive perquisites
✓	Retain an independent compensation consultant	✗	No option repricing, without stockholder approval
✓	Design compensation programs that would not encourage risk-taking	✗	No hedging
✓	Cap bonus payouts	✗	No dividends paid on unvested equity awards

What Guides Our Program

Compensation Philosophy, Strategy and Objectives

The philosophy underlying our executive compensation program is to employ and retain the best leaders in our industry to ensure we execute on our business goals, and to reward both individual and company performance in order to promote continued growth and profitability, and to effectively create long-term stockholder value. Our executive compensation program strategy is therefore driven by the following objectives:

Pay for Performance	A significant portion of an executive’s total compensation should be variable and at risk and aligned with our short- and long-term performance results.
Stockholder Alignment	Executives should be compensated through pay elements (annual- and long-term incentives) designed to align executive compensation to the creation of long-term value for our stockholders.
Competitiveness	Target compensation should be set at a level that is competitive with that being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.
Attraction and Retention	The executive compensation program should enable the Company to attract and retain high-potential team players with exceptional leadership capabilities and who want to build a long-term career with LivePerson.

Elements of Compensation

In order to achieve our compensation objectives and to support our strategy and compensation philosophy, each as outlined above, our compensation program has been designed to include the following principal pay elements:

Element	Form of Payment	Purpose
Base Salary	Cash (Fixed)	• Provides a competitive fixed rate of pay relative to similar positions in the market.
• Enables the Company to attract and retain critical executive talent.
• Based on job scope, level of responsibilities, individual performance, experience, and market levels.
Annual Incentive	Cash or Equity (Variable)	• Focuses executives on achieving important annual financial and strategic goals that drive stockholder value.
• Rewards attainment of annual business goals.
• Allows for assessment of individual performance and contribution.
• Form of award settlement determined by the Compensation Committee as part of annual bonus plan design determination.
Long-Term Incentives	Equity (Variable)	• Provides incentives for executives to execute on longer-term financial and strategic growth goals to maintain focus on long-term stockholder value creation.
• Supports the Company’s executive retention strategy.

The Company also offers certain benefits, including medical, dental and life insurance benefits, a deferred compensation program, and retirement savings that it considers to be consistent with industry practices and important for competitive recruitment and retention. The NEOs are eligible to participate in these programs on the same basis as our other employees. The Company does not offer special benefits such as supplemental executive retirement plans, perquisites, tax gross-ups or tax equalization.

Pay Mix

In accordance with our executive compensation philosophy, the charts below illustrate the target annual total direct compensation (base salary, target annual incentive opportunity and the grant date fair value of long-term equity-based incentives awarded in 2021) of our CEO and all other NEOs for fiscal year 2021, which shows our emphasis on variable, at-risk compensation.

CEO Pay
12%
Base Salary
12%
Annual
Incentive
88%
Incentive-Based
76%
Long-Term Incentives

All Other NEOs Pay
21%
Base Salary
79%
Incentive-Based
13%
Annual
Incentive
66%
Long-Term Incentives

As illustrated by the charts above, a majority of the CEO’s, and other NEOs’ target pay is incentive-based, and therefore is considered “at risk.” This incentive-based compensation, for each executive, includes an annual bonus award, determined based on the Company’s success over certain financial metrics and paid in the first quarter of 2022 in fully-vested RSUs, and long-term incentive awards delivered in a mix of 50% stock options and 50% restricted stock unit awards. In each case, the value of the compensation package increases as the value of our shares increase, and the value of the compensation package decreases as our share value decreases. This approach directly aligns our CEO’s interests with those of our stockholders in both times of share price growth, as well as when the Company faces share price pressure.

The Role of the Compensation Committee

The Compensation Committee, comprised of independent, non-employee members of the Board, oversees the executive compensation program for our NEOs. The Compensation Committee works very closely with an independent compensation consultant, having engaged Pearl Meyer through August 2021, at which time it entered into a new engagement with Compensia. The Committee also seeks the input of management to examine the effectiveness of the Company’s executive compensation program throughout the year. The Compensation Committee reviews executive compensation and market and peer compensation data annually, in conjunction with annual operational and financial planning for the current fiscal year and periodically as needed for specific executive compensation issues that may arise at other times. The Compensation Committee makes final determinations regarding compensation for the CEO and our other executive officers in its sole discretion. Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which may be accessed at our website, www.liveperson.com, by selecting “Investor Relations,” and then “Governance,” and then “Governance Overview.”

The Role of Management

Our CEO, with input from a committee of senior executives, assists the Compensation Committee by presenting it with proposals and recommendations for NEO compensation levels (other than for himself), information on Company and individual performance of each NEO and management’s perspective and recommendations on compensation design matters (except that the CEO and senior executives, to the extent present, recuse themselves from that portion of the Compensation Committee meetings involving their own compensation).

The Role of the Independent Compensation Consultant

Under its Charter, the Compensation Committee has the authority to retain an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of the inherent risks of any compensation programs. During 2020 and until August 2021, the Committee worked with Pearl Meyer, an independent compensation consulting firm, to assist the Committee in evaluating the elements and levels of our executive compensation for 2021, including base salaries, annual cash incentive awards and equity-based incentives for our CEO and other executive officers.. During this time, Pearl Meyer advised the Committee on a variety of compensation matters, completed a competitive market assessment for executive and non-employee director compensation levels, conducted a compensation peer group review, reviewed governance matters pertaining to executive and employee compensation with the Committee, and reviewed strategies regarding equity grants pursuant to the Company’s short- and long-term incentive programs. During the time of their services, Pearl Meyer also advised and assisted the Committee with other ad hoc requests related to executive compensation. .

In August 2021, the Committee ended its engagement with Pearl Meyer and transitioned to using Compensia as the Committee’s independent compensation consultant. Since its engagement, Compensia has refreshed the Company’s market benchmarking analysis utilizing the previously determined peer group, worked with the Company to review bonus awards under the 2021 short-term incentive bonus program, and focused on development and implementation of an updated long-term equity compensation program that introduces the use of performance share units as part of the annual equity grant mix for executive officers (as more fully described below in the sections of this Amendment entitled “2022 Compensation Design Updates”).

The Compensation Committee conducted an independence assessment of both Pearl Meyer and Compensia in accordance with SEC and Nasdaq rules. Based on this review, the Committee is not aware of any conflicts of interest raised by the work performed by either Pearl Meyer or Compensia that would prevent them from having served, or serving, as applicable, as an independent consultant to the Compensation Committee. The Committee’s compensation consultant reports directly to the Compensation Committee, and neither Pearl Meyer nor Compensia provided any additional services to the Company or management in 2021.

The Role of Competitive Pay Positioning/2021 Benchmarking

As part of the compensation setting process for 2021, the Compensation Committee reviewed surveys and market data provided by Pearl Meyer to evaluate compensation levels and practices for the NEOs. After consideration of the data collected on external competitive levels of compensation and internal relationships within the executive group, the Compensation Committee reviewed and approved 2021 target total compensation opportunities for executives based on the need to attract, motivate and retain an experienced and effective management team.

Pay levels for each of our NEOs are determined based on a number of factors, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, the pay levels for peers within the Company, pay levels in the marketplace for similar positions and performance of the individual and the Company as a whole. The Compensation Committee is responsible for approving pay levels for our NEOs. In determining the pay levels, the Compensation Committee considers all forms of compensation and benefits.

Relative to the general competitive industry market data, the Compensation Committee generally intends that total target compensation (salary, annual incentive and long-term incentive opportunity) is calibrated to be within a reasonable range of the median of the competitive market. As noted above, notwithstanding the Company’s overall pay positioning objectives, pay opportunities for specific individuals vary based on several factors such as scope of duties, tenure, institutional knowledge and/or difficulty in recruiting a new executive. Given that a majority of our compensation consists of variable, at-risk elements, actual total compensation in a given year will vary above or below the target compensation levels based primarily on the attainment of operating goals and the creation of stockholder value.

For purposes of setting compensation for 2021, together with Pearl Meyer and input from management, the Compensation Committee approved a compensation peer group of 17 companies. In developing an appropriate comparator group, the following criteria served as key drivers: industry (inclusive of business scope and business mix), size (market capitalization and revenue), revenue growth rate, gross margin, number of employees and location. The 2021 peer group remained consistent with the peer group utilized for compensation determinations in 2020 as originally adopted in Q4 2019 and includes the following companies:

BlackLine, Inc.	MongoDB, Inc.	Twilio, Inc.
Box, Inc.	New Relic, Inc.	Varonis Systems, Inc.
Datadog, Inc.	Nuance Communications, Inc.	Yext, Inc.
8x8, Inc.	PROS Holdings, Inc.	Zendesk, Inc.
Five9, Inc.	Slack Technologies, Inc.	Zuora, Inc.
HubSpot, Inc.	Momentive Global (formerly SVMK, Inc.)

2021 Compensation Program In Detail

Base Salary

The Compensation Committee believes that executive base salaries should reflect competitive levels of pay and factors unique to each executive such as experience and breadth of responsibilities, performance, individual skill set, time in the role and internal pay parity. Salary adjustments are generally approved during the first quarter of the calendar year and implemented during the second quarter. For 2021, no base salary increases were made for the NEOs, as set forth in the table below.

NEO	Base salary as of December 31, 2020 ($)	Base salary as of December 31, 2021 ($)	% Adjustment
Robert P. LoCascio	611,820	611,820	—%
John D. Collins	450,000	450,000	—%
Monica L. Greenberg	400,000	400,000	—%
Norman M. Osumi (1)	—	340,000	N/A
Alexander Spinelli (2)	450,000	—	N/A
(1)Mr. Osumi’s first date of employment with the Company was February 22, 2021.
(2)Mr. Spinelli’s last day of employment with the Company was October 22, 2021. His base salary for 2021 was consistent with the level in effect as of December 31, 2020.

Annual Incentive Compensation

Our NEOs are provided the opportunity to earn a performance-based annual bonus. The annual bonus plan is designed to provide awards to such individuals as an incentive to contribute to and reward revenue growth, profitability, and execution on our strategic corporate objectives.

Actual bonus payouts depend on the achievement of pre-established financial performance objectives and the Compensation Committee’s assessment of contributions toward our strategic corporate objectives, as well as the individual’s target bonus amount.

Target annual bonus opportunities are expressed as a percentage of base salary and were established by the Compensation Committee in consideration of the NEO’s level of responsibility and his or her ability to impact overall results. The Compensation Committee also considers market data in setting target award amounts. For 2021, target award opportunities were as follows:

NEO	Target Bonus as a % of Salary	Target Bonus ($)
Robert P. LoCascio	100%	611,820
John D. Collins (1)	55%	236,250
Monica L. Greenberg	50%	200,000
Norman M. Osumi (2)	35%	109,083
Alexander Spinelli (3)	100%	450,000
(1)Mr. Collins’s target bonus opportunity increased from 45% to 55% as of April 1, 2021. The target bonus listed above represents the blended target bonus amount taking into action the April 1, 2021 adjustment.
(2)Mr. Osumi’s first date of employment with the Company was in February 2021 and therefore, his bonus opportunity was prorated for 11 months.
(3)Mr. Spinelli’s employment with the Company terminated prior to the end of fiscal 2021 and the bonus payout date, and he was therefore not entitled to a bonus payment in respect of the 2021 performance year pursuant to the Company’s bonus program and policies.

Annual bonus payouts are based on achievement of financial objectives, and the related threshold, target and maximum performance goals for each objective established by the Compensation Committee in consultation with the CEO. The Company believes it is important to focus on both top line growth (revenue), as well as profitability. The Compensation Committee therefore chose Revenue and Adjusted EBITDA (defined below) as the relevant financial performance metrics for 2021 annual bonuses, consistent with the financial metrics used in prior years. For this purpose, “Adjusted EBITDA” means net (loss) income, before provision for (benefit from) income taxes, interest expense, net, other (expense) income, depreciation and amortization, stock-based compensation, restructuring costs, transaction-based acquisition costs and other non-cash charges. Under the annual bonus program, the Compensation Committee also may, in its discretion, make an assessment of individual performance based on the Company’s execution of its strategic objectives and apply an additional modifier to adjust a recipient’s bonus amount up or down. The Compensation Committee also annually sets a cap on the potential bonus payout under the program. For 2021, bonus payout potential was capped at 150% of target for all NEOs.

While maintaining consistent use of Revenue and Adjusted EBITDA as the financial metrics for the annual bonus program over the last several years, the Committee reevaluates the applicable weightings each year in order to emphasize the measure best suited to drive desired business outcomes. For 2021, the Compensation Committee set the weighting at 80% for the Revenue metric and 20% for the Adjusted EBITDA metric.

Following the determination of the relevant performance goals for 2021, the Company, with the Board’s approval, modified its fiscal plan to make strategic investments directed to driving sustainable growth and creating long term stockholder value (such as investments in strategic acquisitions as well as go-to-market investments). Based on the Company’s actual performance in 2021, the applicable Revenue target was achieved at 100%. However, in light of the strategic investments described above, the associated unplanned expenses materially impacted our EBITDA performance that fell below the performance threshold set at the start of the year. This outcome would have resulted in a combined performance payout at 80% of target.

To account for the shift in our business plan for the year, the Committee determined that it was reasonable and appropriate to assess performance results for the year based on the performance levels that would have otherwise been earned absent the Company’s mid-year strategic investments. The Committee believed that this approach would provide a fair and more comparable determination of the Company’s performance achievement for the year, which would have translated to a bonus payout at 98% of target. To foster alignment of our annual incentive program with the experience of our stockholders in fiscal 2021, the Compensation Committee approved a reduction of the bonus payout down to 90% of target.

The table below summarizes the Revenue and Adjusted EBITDA performance goals and outcomes with respect to the 2021 annual bonus program:

Goal	Weighting	Goals Threshold/ Target/ Maximum ($M)	Achievement Level ($M)		Payout % Achievement	Weighted Average Achievement
2021 Revenue	80%	454.6/466.1/505.9	469.5		100%	80%
2021 Adjusted EBITDA	20%	39.7/50.6/65.3	46.9	(1)	90%	18%
Total for Financial Metrics	100%					98%	(1)
Compensation Committee Adjustment for Final Payout Percentage						90%
(1)The Adjusted EBITDA achievement level excludes the impact of the strategic investments, which results in a final weighted average achievement of 98%. The actual Adjusted EBITDA achievement level, without excluding the impact of the strategic investments, was $29.2 million.

The Compensation Committee did not revise any NEO bonuses based on individual performance or strategic objectives, other than for Mr. Osumi. In recognition of superior performance and significant achievements in execution of his role since joining the Company in February 2021, including, in part, Mr. Osumi’s efforts in delivering on key strategic and operational goals, the Compensation Committee determined that it was appropriate to apply an individual performance modifier of 120% to Mr. Osumi’s bonus payout for 2021, which when applied to the 90% payout rate set by the Compensation Committee, translated to a payout for Mr. Osumi at 108%. The table below sets forth the target bonus and earned bonus for each NEO for 2021.

NEO (1)	Target Bonus ($)	Earned Bonus ($)	Earned Bonus (as a % of Target)
Robert P. LoCascio	611,820	550,638	90%
John D. Collins (2)	236,250	212,625	90%
Monica L. Greenberg	200,000	180,000	90%
Norman M. Osumi (3)	109,083	117,810	108%
(1)Mr. Spinelli was not employed by the Company at the end of fiscal 2021 and was therefore not entitled to a bonus payment.
(2)Mr. Collins’s target bonus opportunity increased from 45% to 55% as of April 1, 2021. The target bonus listed above represents the blended target bonus amount taking into action the April 1, 2021 adjustment.
(3)Mr. Osumi’s first date of employment with the Company was in February 2021, and therefore, his bonus was prorated for 11 months. In addition to Company achievement of 90%, Mr. Osumi achieved an individual performance modifier of 120%, resulting in an aggregate payout percentage of 108%.

Prior to payment of bonuses for the 2019 performance period, annual bonuses were generally paid entirely in cash. In an effort to further our objective to foster an ownership culture throughout the Company and focus on long-term value creation, beginning in 2020 all annual bonus plan participants, encompassing approximately 84% of employees, including the NEOs, received their annual bonus payout in the form of vested restricted stock units (“Bonus RSUs”). This program continued with respect to 2021 bonus payouts. For the NEOs, the Company calculated the number of Bonus RSUs paid to the NEO by dividing the NEO’s earned bonus amount by the fair market value of a share of Company common stock on the date of settlement of the Bonus RSUs, and no additional premium was applied to the NEOs’ Bonus RSU grants to account for the settlement in shares rather than in cash, as had been the practice in prior years.

Long-Term Incentives - Annual Equity-Based Awards

Equity-based awards are an important factor in aligning the long-term financial interests of our NEOs and our stockholders. The Compensation Committee continually evaluates the use of equity-based awards and intends to continue to use such awards in the future as part of designing and administering the Company’s compensation program. The Compensation Committee may grant equity incentives under the Company’s 2019 Stock Incentive Plan in the form of stock options (non-qualified and incentive stock options), stock appreciation rights, restricted stock, performance shares and other stock-based awards, including, without limitation, RSUs and deferred stock units. The Compensation Committee approves equity grants at one of its regularly scheduled meetings, or at such other times as appropriate or necessary, and generally after the Compensation Committee has its annual compensation review process for the CEO and other NEOs. In 2019, the Company adopted internal grant-making guidelines which contemplate, in part, that the Committee would consider the timing of “open trading windows” as set in accordance with the

Company’s Insider Trading Policy as a factor for alignment with stockholder interests when determining the exercise price methodology for stock options.

In March 2021, the Compensation Committee granted equity awards to the NEOs using a mix of stock options and RSUs. In granting these equity awards, the Compensation Committee considered market data regarding equity compensation awards for executive officers of comparable companies. The Compensation Committee also considered the significant roles each of the NEOs play in driving the Company’s performance and executing on its strategic priorities, as well as their overall level of performance, tenure and existing equity holdings.

The stock options and restricted stock units granted in spring 2021 as part of the Company’s annual long-term incentive program each provide for service-based vesting in four equal annual installments beginning on the first anniversary of the grant date.

The following table describes the equity awards made to the NEOs as described above:

NEO	Value of Options at Grant ($) (1)	Stock Options (# of shares)	Value of RSUs at Grant ($)	RSUs (# of units)	Total Value of Equity Awards at Grant ($)
Robert P. LoCascio (2)	$2,000,000	82,700	$2,000,000	38,700	$4,000,000
John D. Collins (2)	$700,000	29,000	$700,000	13,600	$1,400,000
Monica L. Greenberg (2)	$550,000	22,800	$550,000	10,700	$1,100,000
Norman M. Osumi (3)	$601,000	23,300	$303,000	5,500	$904,000
Alexander Spinelli (4)	$850,000	35,200	$850,000	16,500	$1,700,000
(1)The “Value of Options at Grant” represents the approved target value of the award when approved by the Board (at which time a grant date was set during the next “open trading” window). The actual grant date fair value set forth in the Summary Compensation Table may differ because of the mechanics of converting the dollar target value into a number of shares on the pre-determined grant date, rounding as appropriate, and then calculating the grant date fair value of the resulting number of shares under the applicable accounting principles.
(2)Other than for Mr. Osumi, the total value of each NEO grant was approved by the Committee on April 9, 2021, which amount was to be attributed 50% to stock options and 50% to RSUs. In connection with this grant, as described above, the number of shares subject to each award, and the exercise price for the stock options, was calculated based on the price of a share of Company common stock on May 7, 2021, the first day of the first “open trading window” following the grant approval date, and in the case of stock options, the applicable Black-Scholes value.
(3)Mr. Osumi received the equity awards as part of a new hire grant. The number of shares was calculated on the grant date of April 21, 2021.
(4)Mr. Spinelli was granted equity awards in 2021 but they were forfeited upon his departure from the Company on October 22, 2021.

2022 Compensation Incentive Program Design Updates

In response to our stockholders’ feedback, we introduced performance RSUs into our 2022 long-term incentive program to further foster alignment with our stockholders and long-term financial and relative performance results.

Starting in 2022, our long-term equity incentives for NEOs will be issued in an equal mix of performance RSUs, stock options, and service RSUs. With the introduction of performance RSUs, two-thirds of the long-term incentive opportunities for our CEO and other NEOs will be performance-based with the value only realized upon the achievement of pre-set performance goals and/or increases in our stock price.

The vesting of performance RSUs will be tied to our performance results over a three-year performance period, achieved against preset revenue and EBITDA targets for 2022, together with a modifier based on year over year EBITDA margin performance in 2023, and an additional modifier based on relative Total Shareholder Return to be measured over the three-year performance period ending in 2024. The targets are set at the start of the three-year performance period and are aligned with our operating plan and key drivers of our long-term stockholder value. The program design motivates our executives to maximize both absolute and relative performance results throughout the full performance cycle in support of our sustained long-term growth objectives. Earned performance RSUs, if any, cliff-vest at the end of the three-year performance period, without any interim vesting opportunities.

Other Compensation Practices, Policies, and Guidelines

Stock Ownership

We strongly encourage our executives and non-employee directors to hold an equity interest in our Company, and adopted formal executive stock ownership guidelines in April 2022. Under the new policy, each of our executive officers and non-employee directors is required to build and maintain their share ownership to the levels listed below within a period of five years from start of service with the Company:
•CEO: 5x current base salary.
•Other NEOs: 2x current base salary.

•Non-employee directors: 5x annual cash retainer.
Shares owned outright (including shares from vested RSUs and performance-based RSUs) will count toward the ownership goals, while shares associated with unvested RSUs, performance-based RSUs and unexercised stock options do not count toward compliance with the policy. It is anticipated that all of the executive officers will be in compliance with the suggested ownership levels within the requisite timeframes. If the ownership goals are not achieved within the applicable five-year compliance period, the executive officer would be required to hold all net shares issued upon exercise of stock options or settlement of RSUs and performance-based RSUs (in each case, after payment of any applicable withholding tax obligations) until the guidelines are met.

Compensation Recovery Policy

In April 2020, the Company adopted a policy under which, in the event of an accounting restatement of the Company’s financial statements due to the Company’s material noncompliance with any financial reporting requirements under federal securities laws, the Board could, in its sole discretion, seek to recover cash or equity-based incentive compensation paid to our current and former executive officers in the three years prior to the year of the accounting restatement where the payments were predicated upon the achievement of financial results that were subsequently changed in light of the accounting restatement. The policy may be applied whether or not the accounting restatement was the result of any wrongdoing on the part of the impacted executive officers, in the sole discretion of the Board.

Other Benefits

We do not offer special perquisites to our NEOs. The Company’s executive compensation program includes standard benefits that are also offered to all employees. These benefits include participation in the Company’s 401(k) plan accounts, including Company matching contributions, and Company-paid medical benefits and life insurance coverage. The Company annually reviews these other benefits and perquisites and makes adjustments as warranted based on competitive practices, the Company’s performance and the individual’s responsibilities and performance. The Company’s 401(k) has a Safe Harbor Plan and, in accordance with IRS rules, the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation, subject to IRS limitations.

Deferred Compensation Plan

In 2015, the Compensation Committee adopted the Deferred Compensation Plan. Certain key employees of the Company, including our NEOs and members of our Board, are eligible to participate in the Deferred Compensation Plan and generally may elect to defer the receipt of a portion of their base salary, bonus and/or directors’ fees until distribution (which may occur upon the following events: a specified time, a separation from service, death, disability, change of control, or financial hardship that arises in connection with an unforeseeable emergency). To date, none of our current NEOs have elected to make any deferrals under the Deferred Compensation Plan. The Company may make discretionary or matching contributions to the Deferred Compensation Plan, which may or may not be subject to vesting, but has not done so to date.

Post-Termination Compensation and Benefits

Certain employment agreements with our executive officers provide for severance payments and benefits upon an involuntary termination of employment, or resignation for “good reason” (as defined in the agreement). In addition, certain executives are entitled to vesting acceleration in the event they are involuntary terminated or resign for good reason in connection with a change in control. Additional details regarding the employment agreements with our executives, including a description of the severance payments and benefits payable to our executives as well as estimates of amounts payable upon termination of employment, are disclosed in the sections of this Amendment entitled “Employment Agreements for our Named Executive Officers” and “Potential Payments Upon Termination or Change-in-Control.”

Prohibition Against Hedging and Certain Equity Transactions

Our Insider Trading Policy prohibits those officers subject to Section 16 reporting from engaging in hedging or derivative transactions, such as “cashless” collars, forward contracts, equity swaps or other similar or related transactions. In addition, all officers and employees of the Company and all the members of our Board, are prohibited from engaging in “short” sales or other transactions involving LivePerson stock which could reasonably cause our officers to have interests adverse to our stockholders. “Short” sales, which are sales of shares of common stock by a person that does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline. We prohibit our officers from entering into “short” sales because such transactions signal to the market that the officer has no confidence in us or our short-term prospects and may reduce the officer’s incentive to improve our performance. In addition, Section 16(c) of the Exchange Act expressly prohibits executive officers and directors from engaging in short sales. Our officers are also prohibited from trading in LivePerson-based put and call option contracts, transacting in straddles and similar transactions without Board approval. These transactions would allow someone to continue to own the covered securities, but without the full risks and rewards of ownership. If an officer were to enter into such a transaction, the officer would no longer have the same objectives as our other stockholders. Under the Insider Trading Policy, officers, employees and all of the members of our Board are also prohibited from margining or pledging their common stock to secure a loan, or from purchasing Company stock “on margin” (that is, borrow funds to purchase stock, including in connection with exercising any Company stock options).

Tax and Accounting Considerations

In determining executive compensation, the Compensation Committee also considers, among other factors, the possible tax consequences to the Company and to its executives. However, to maintain maximum flexibility in designing compensation programs, the Compensation Committee will not limit compensation to those levels or types of compensation that are intended to be deductible.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and as further amended by the Tax Cuts and Jobs Act of 2017, denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to certain executive officers of a publicly-traded corporation, with no exception for “performance-based” compensation (other than under limited transition relief). Under Section 162(m), as amended, the Company will be denied a deduction for any compensation exceeding $1.0 million for those considered covered individuals under the rules, unless the transition rules for certain compensation that qualified as performance-based compensation apply. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee may authorize compensation that will not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the Company and its stockholders.

Sections 280G and 4999 of the Code provide that executive officers, persons who hold significant equity interests and certain other highly-compensated service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Further, Section 409A of the Code imposes certain additional taxes on service providers who enter into certain deferred compensation arrangements that do not comply with the requirements of Section 409A. We have not agreed to pay any NEO a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A.

The Compensation Committee also considers the accounting consequences to the Company of different compensation decisions and the impact of certain arrangements on stockholder dilution. However, neither of these factors by themselves will compel a particular compensation decision.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Submitted by the Compensation Committee of the Company’s Board:
Jill Layfield (Chair)
Peter Block
Kevin C. Lavan
Fred Mossler
William G. Wesemann

The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, (the “Securities Act”) or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Summary Compensation Table

The following table sets forth the compensation earned for all services rendered to the Company in all capacities in each of the last three fiscal years, by our NEOs.

Following the table is a discussion of material factors related to the information disclosed in the table.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)		Option Awards (1) ($)		Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation ($)		Total ($)
Robert P. LoCascio Chief Executive Officer	2021	611,820	2,002,338	(3)	2,001,340		550,638	28,943	(4)	5,195,079
	2020	611,820	1,613,271	(3)	1,613,290		917,730	27,612		4,783,723
	2019	611,820	1,250,029		1,250,243		688,302	35,844		3,836,238
John D. Collins Chief Financial Officer	2021	450,000	703,664	(3)	701,800		212,625	39,179	(4)	2,107,268
	2020	441,667	655,081	(3)	600,435		303,750	37,713		2,038,646
Monica L. Greenberg Executive Vice President, Public Policy and General Counsel	2021	400,000	553,618	(3)	551,760		180,000	19,682	(4)	1,705,060
	2020	400,000	501,237	(3)	500,969		300,000	19,670		1,721,876
	2019	390,625	295,500		605,000		225,024	22,882		1,539,031
Norman M. Osumi Chief Accounting Officer (5)	2021	289,872	303,435	(3)	601,373		117,810	26,935	(4)	1,339,425
Alexander Spinelli Former Global Chief Technology Officer (6)	2021	337,336	853,710	(6)	851,840	(6)	—	30,561	(4)	2,073,447
	2020	450,000	851,829	(3)	850,313		675,000	32,822		2,859,964
	2019	450,000	591,000		726,000		506,254	40,913		2,314,167
(1)Amounts represent the aggregate grant date fair value for restricted stock units and stock options granted in the fiscal year computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be realized by the NEOs and there is no assurance that these grant date fair values will ever be realized by the NEOs. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants, refer to Note 11 of LivePerson’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2021 Fiscal Year, as filed with the SEC.
(2)The performance-based, annual incentive bonuses earned in 2021 and paid in 2022 are reflected in the column entitled “Non-Equity Incentive Plan Compensation” for 2021. All bonuses were paid in the form of vested restricted stock units, in lieu of a cash payment, as further described above in the CD&A. Due to his termination, Mr. Spinelli was not eligible to receive a bonus for 2021.
(3)These amounts do not include the value of restricted stock units granted on March 1, 2022 and March 3, 2021, due to the decision to distribute fully vested restricted stock units in lieu of annual cash bonus payments in respect of performance for 2021 and 2020, which amounts are included in the column “Non-Equity Incentive Plan Compensation.”
(4)Amounts include: (i) $720, $648, $540, $576, and $408 for Mr. LoCascio, Mr. Collins, Mr. Spinelli, Ms. Greenberg, and Mr. Osumi, respectively, for premiums for term life insurance, (ii) $6,118 for Mr. LoCascio, $11,333 each for Ms. Greenberg and Mr. Osumi, and $11,600 each for Mr. Collins and Mr. Spinelli for matching contributions to 401(k) plans, and (iii) $22,105, $26,931, $18,421, $7,773, and $15,194 for Mr. LoCascio, Mr. Collins, Mr. Spinelli, Ms. Greenberg, and Mr. Osumi, respectively, for health, dental, vision and disability insurance.
(5)Mr. Osumi’s first date of employment with the Company was February 22, 2021, and he assumed his current role as of March 2, 2021.
(6)Mr. Spinelli’s last day of employment with the Company was October 22, 2021. In connection with his termination of employment, Mr. Spinelli forfeited all unvested equity awards, including the restricted stock units and stock options he received in 2021 which are disclosed on this “Summary Compensation Table.” The amount reported in the “Stock Award” column does not include the value of restricted stock units granted on March 3, 2021, due to the decision to distribute fully vested restricted stock units in lieu of annual cash bonus payments in respect of performance for 2020, which amounts are included in the column “Non-Equity Incentive Plan Compensation” for 2020.

Employment Agreements for our Named Executive Officers

Robert P. LoCascio, our CEO, was originally employed pursuant to an employment agreement entered into as of January 1, 1999. Following a comprehensive review by the Compensation Committee of the Board of applicable market and benchmarking data, with advice and input from the Compensation Committee’s independent executive compensation consultant at the time, together with a review of certain strategic achievements by the Company, the Compensation Committee determined that it was in the best interest of the Company to enter into an updated employment agreement with Mr. LoCascio. Accordingly, an updated employment agreement was entered into with an effective date of December 27, 2017 (the “CEO Agreement”).

The CEO Agreement provides, among other terms and conditions, for an updated compensation package for Mr. LoCascio. Pursuant to the CEO Agreement, Mr. LoCascio is entitled to receive a base salary of $611,820, subject to annual review and increase by the Board in its discretion. Mr. LoCascio is also eligible to receive a target annual bonus equal to 100% of his base salary, which target percentage is subject to annual increase by the Board in its discretion, and a maximum potential payment of 200% of target. The actual amount of the annual bonus for a given year is to be determined by the Board based on achievement of the relevant performance goals and metrics established by the Compensation Committee on an annual basis, the overall financial performance of the Company and such other factors as the Compensation Committee in its sole discretion shall deem reasonable and appropriate (the “CEO Bonus”). At the written election of Mr. LoCascio, the CEO Bonus, if any, (or portion thereof) may be paid in fully vested shares of common stock of the Company having a fair market value at the time of issuance equivalent in an amount equal to the portion of the CEO Bonus that Mr. LoCascio elects to convert into shares. In the event Mr. LoCascio remains employed by the Company or a successor entity following a Change of Control (as such term is defined in the CEO Agreement), the CEO Bonus for the then-current year shall be equal to the greater of (i) 100% of the amount of the CEO Bonus actually paid to Mr. LoCascio for the immediately preceding calendar year or (ii) the bonus target amount for the CEO Bonus for the then current year; provided that if the CEO Bonus for the calendar year preceding the Change of Control has not been determined prior to the Change of Control, the amount of such bonus shall be determined by the Board and shall not be less than the target bonus for such year. In no event will the Company be obligated to pay more than one CEO Bonus for the same annual period.

The CEO Agreement also provides that during the Term and for a period of (A) 12 months following a termination or cessation of employment in the event of a termination or cessation for which Mr. LoCascio is not receiving the base salary continuation portion of any severance or (B) 18 months following a termination or cessation of employment in the event of a termination or cessation for which Mr. LoCascio is receiving the base salary continuation portion of his severance, Mr. LoCascio is subject to restrictive covenants of (i) noncompetition, (ii) nonsolicitation of employees and independent contractors, and (iii) noninterference with customers, clients, prospective customers or clients. Additionally the CEO Agreement provides that payments may be subject to forfeiture or recoupment if required by law or regulation to which the Company becomes subject, or in the event of the Mr. LoCascio’s acts of embezzlement, fraud or dishonesty involving the Company or its affiliates that result in financial loss to the Company or its affiliates.

The CEO Agreement provides for certain payments upon Mr. LoCascio’s termination. Please refer to the next section “Potential Payments Upon Termination or Change in Control” for additional description of those termination payments.

John D. Collins, our CFO, was originally employed pursuant to an employment agreement entered into as of September 19, 2019 as our SVP of Predictive Products, which covers the terms and conditions of his employment. Prior to his promotion, Mr. Collins was entitled to a base salary of $350,000 and a target incentive compensation of 40% of his base salary. Any bonus amount is targeted to be paid in the first quarter of the subsequent fiscal year, and will be determined by the Company in its sole discretion based on revenue and profitability and personal contributions to the Company. Mr. Collins was promoted to CFO effective March 3, 2020, and in connection with his promotion, his employment agreement was modified to reflect his change in title, a base salary of $450,000, and a target incentive compensation of 45% of his base salary, which percentage was raised as of April 1, 2021 to 55%.

Monica L. Greenberg, our Executive Vice President, Public Policy and General Counsel, is party to an employment agreement with us, dated as of October 25, 2006, that covers the terms and conditions of Ms. Greenberg’s employment. Upon annual review in April 2021, Ms. Greenberg’s annual salary and target annual incentive compensation remained unchanged. The employment agreement we entered into with Ms. Greenberg provides for certain payments upon termination. Please refer to the next section “Potential Payments Upon Termination or Change in Control” for a description of those termination payments.

Norman M. Osumi, our Senior Vice President and Chief Accounting Officer, is party to an offer letter with us, dated as of January 25, 2021, that covers the terms and conditions of Mr. Osumi’s employment. Pursuant to the offer letter, Mr. Osumi is entitled to a base salary of $340,000 and a target incentive compensation of $119,000, prorated for his first year of employment. The offer letter we entered into with Mr. Osumi provides for certain payments upon termination. Please refer to the next section “Potential Payments Upon Termination or Change in Control” for a description of those termination payments.

Alexander Spinelli, our former Global Chief Technology Officer, was party to an employment agreement with us effective March 1, 2018, that covered the terms and conditions of Mr. Spinelli’s employment. Pursuant to the agreement, Mr. Spinelli was entitled to a base salary of $450,000 and a target incentive compensation of $450,000. Upon annual review in April 2021, Mr. Spinelli’s annual salary and target incentive compensation remained the same. While Mr. Spinelli’s employment agreement provided for certain payments and benefits to be made to Mr. Spinelli upon his constructive termination or termination by the Company without cause, as Mr. Spinelli voluntarily terminated his employment, he did not receive any severance payments or benefits in connection with his termination.

Grants of Plan-Based Awards in 2021 Fiscal Year

The following table sets forth information concerning awards under our equity and non-equity incentive plans granted to each of the NEOs in 2021, including performance-based awards.

Name	Grant Date	Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2) ($)
			Threshold ($)	Target ($)	Maximum ($)
Robert P. LoCascio			305,910	611,820	1,223,640
	5/7/2021	4/9/2021				—	82,700	51.74	2,001,340
	5/7/2021	4/9/2021				38,700	—	—	2,002,338
John D. Collins			123,750	247,500	371,250
	5/7/2021	4/9/2021				—	29,000	51.74	701,800
	5/7/2021	4/9/2021				13,600	—	—	703,664
Monica L. Greenberg			100,000	200,000	300,000
	5/7/2021	4/9/2021				—	22,800	51.74	551,760
	5/7/2021	4/9/2021				10,700	—	—	553,618
Norman M. Osumi (3)			59,500	119,000	178,500
	4/21/2021	4/21/2021				—	23,300	55.17	601,373
	4/21/2021	4/21/2021				5,500	—	—	303,435
Alexander Spinelli (4)			225,000	450,000	675,000
	5/7/2021	4/9/2021				—	35,200	51.74	851,840
	5/7/2021	4/9/2021				16,500	—	—	853,710
(1)Amounts shown represent the target and maximum awards that could have been earned by the NEOs under the Company’s annual incentive bonus plan for these executives. The target amount could be exceeded based on performance metrics. Awards are based on Company performance as measured by revenue and Adjusted EBITDA and the achievement of individual performance and strategic objectives. The Compensation Committee retains discretion to adjust the bonus amount paid to any employee or executive up or down, regardless of that person’s target bonus or specific corporate performance metrics. Additional information about these bonus opportunities appear in the section of this Amendment entitled “Compensation Discussion and Analysis.” The actual incentives earned in 2021 and paid in 2022 are reflected in the “Summary Compensation Table” in the “Non-Equity Incentive Plan Compensation” column. The actual incentives earned in 2021 were paid in the form of vested restricted stock units, in lieu of a cash payment, as further described above in the CD&A.
(2)Amounts represent the aggregate grant date fair value for restricted stock units and stock options granted in the fiscal year computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC Topic 718, and in accordance with SEC rules.
(3)Mr. Osumi received the equity awards as part of a new hire grant.
(4)Mr. Spinelli was granted equity awards in 2021 but they were forfeited upon his departure from the Company on October 22, 2021.

Narrative Disclosure to Grants of Plan-Based Awards in 2021 Fiscal Year

As described in detail above in the section titled “2021 Compensation Program in Detail – Long-Term Incentives – Annual Equity-Based Awards,” at a Compensation Committee meeting on April 9, 2021, the Committee granted equity awards to employees, including all of the NEOs except for Mr. Osumi, based on specific individual total award values, which amounts for the NEOs were attributed 50% to stock options and 50% to RSUs. In connection with this grant, as described above, the number of shares subject to each award, and the exercise price for the stock options, was calculated based on the price of a share of Company common stock on May 7, 2021, the first day of the first “open trading window” following the grant approval date, and in the case of stock options, the applicable Black-Scholes value. Mr. Osumi received a new-hire grant of stock options and RSUs pursuant to the terms of his offer letter with the Company.

Outstanding Equity Awards at End of 2021 Fiscal Year

The following table sets forth information concerning outstanding equity awards held by each of the NEOs as of the end of the 2021 Fiscal Year.

		Option Awards				Stock Awards
Name (1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Robert P. LoCascio	9/4/2012	100,000	—	16.98	9/4/2022	—	—
	7/1/2013	70,000	—	9.24	7/1/2023	—	—
	4/25/2014	100,000	—	10.13	4/25/2024	—	—
	5/5/2017	80,000	—	7.60	5/5/2027	—	—
	2/16/2018	234,375	15,625	12.45	2/16/2028	—	—
	2/21/2019	77,607	38,803	25.95	2/21/2029	—	—
	5/15/2020	33,250	99,750	27.39	5/15/2030	—	—
	5/7/2021	—	82,700	51.74	5/7/2031	—	—
	2/21/2019	—	—	—	—	27,845	994,623
	5/15/2020	—	—	—	—	44,175	1,577,931
	5/7/2021	—	—	—	—	38,700	1,382,364
John D. Collins	10/29/2019	4,924	22,894	40.61	10/29/2029	—	—
	5/15/2020	1	37,125	27.39	5/15/2030	—	—
	5/7/2021	—	29,000	51.74	5/7/2031	—	—
	10/29/2019	—	—	—	—	2,462	87,943
	5/15/2020	—	—	—	—	16,500	589,380
	5/7/2021	—	—	—	—	13,600	485,792
Monica L. Greenberg	9/4/2012	25,000	—	16.98	9/4/2022	—	—
	7/1/2013	6,250	—	9.24	7/1/2023	—	—
	4/25/2014	12,920	—	10.13	4/25/2024	—	—
	5/5/2017	39,520	—	7.60	5/5/2027	—	—
	2/16/2018	150,000	10,000	12.45	2/16/2028	—	—
	4/11/2019	25,000	25,000	29.55	4/11/2029	—	—
	5/15/2020	10,325	30,975	27.39	5/15/2030	—	—
	5/7/2021	—	22,800	51.74	5/7/2031	—	—
	4/11/2019	—	—	—	—	5,000	178,600
	5/15/2020	—	—	—	—	13,725	490,257
	5/7/2021	—	—	—	—	10,700	382,204
Norman M. Osumi	4/21/2021	—	23,300	55.17	4/21/2031	—	—
	4/21/2021	—	—	—	—	5,500	196,460
(1)Mr. Spinelli’s last day of employment with the Company was October 22, 2021. Mr. Spinelli forfeited all of his outstanding options, both vested and unvested, effective October 22, 2021, and therefore had no outstanding equity awards as of the end of the 2021 Fiscal Year.
(2)Unless otherwise noted, the total original number of shares subject to each stock option grant listed in the table vests as to 25% of the original number of shares covered by each stock option grant on the first anniversary of the grant date of each stock option (the “Grant Date”) and as to an additional 25% of the original number of shares at the end of each successive anniversary of the Grant Date until the fourth anniversary of the Grant Date, subject to the executive’s continued service with the Company through each vesting date and any acceleration provisions set forth in each executive’s employment agreement as described above in “Employment Agreement for our Named Executive Officers.” Options granted in 2017 and on February 16, 2018, however, vested as to 25% of the original number of shares covered by each stock option grant on the first anniversary of the grant date and as to 6.25% of the original number of shares at the end of each quarter thereafter.
(3)The total original number of units subject to each restricted stock unit award listed in the table vests over four years, with 25% of the units vesting on the first anniversary of the grant date and the balance vesting in equal annual installments on each anniversary of the grant date.

(4)The market value of unvested restricted stock units is based on the closing market price of the Company’s Common Stock on December 31, 2021 of $35.72.

Option Exercises and Stock Vested in 2021 Fiscal Year

The following table sets forth information concerning the number of shares acquired and the value realized by the NEOs as a result of stock option exercises and stock awards vesting in 2021.

	Option Awards		Stock Awards
Name (1)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Robert P. LoCascio	—	—	78,870	4,875,081
John D. Collins	—	—	20,031	1,120,048
Monica L. Greenberg	57,131	3,619,313	20,375	1,151,974
Alexander Spinelli	—	—	81,875	5,229,005
(1)Mr. Osumi did not acquire any shares on exercise or vesting in 2021.
(2)Of the gross number of shares reported as vested, 10,242, 3,723, 4,577, and 3,385, were withheld by the Company to cover the executives’ tax withholding obligation for Mr. LoCascio, Mr. Collins, Ms. Greenberg, and Mr. Spinelli, respectively.
(3)Represents the aggregate gross value realized on vesting of restricted stock units based on the closing market price of the Company’s common stock on the vesting date for the specific grant.

CEO Pay Ratio Disclosure

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the median of the annual total compensation of our employees, the annual total compensation of our CEO, and the ratio of these two amounts.

Using the methodology described below, and calculated in accordance to Item 402(u) of Regulation S-K, the ratio of the total annual compensation for the CEO to our estimated median employee was approximately 44 to 1.

We identified our median employee by examining the total cash compensation paid during the 2021 Fiscal Year to employees who were employed by us on December 31, 2021. This included our full-time, part-time and seasonal employees, subject to certain exceptions for employees in foreign jurisdictions as described below. We believe that total cash compensation reasonably reflects the annual compensation of our employee population worldwide. We examined our internal payroll and similar records in order to determine total cash compensation paid to our employees included in our calculations. For employees in foreign jurisdictions, we converted amounts paid in foreign currencies to U.S. dollars using the exchange rates we utilized in connection with the preparation of our 2021 annual financial statements.

The total number of employees in the jurisdictions identified below as excluded under the de minimis exception are less than 5% of the total workforce of 1,540 employees and have been excluded from the analysis as permitted by the SEC’s disclosure rules, while the employees in the U.S., the U.K., Israel, Australia and Germany jurisdictions have been included in the analysis.

Location	Total	% of Total
Excluded due to de minimis exemption
Canada	17	1.10%
France	3	0.19%
Italy	7	0.45%
Japan	14	0.92%
Netherlands	10	0.65%
Singapore	8	0.52%
Spain	2	0.13%
Subtotal	61	3.96%

Included in basis for identification of median employee
Australia	94	6.10%
Germany	174	11.30%
Israel	204	13.25%
United Kingdom	148	9.61%
United States	859	55.78%
Subtotal	1,479	96.04%
Grand Total	1,540	100.00%

After identifying the estimated median employee using total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table in this Amendment. The median employee is an Australian resident.

Total compensation for the CEO as reported in the Summary Compensation Table was $5,195,079 and the reasonably estimated total compensation of the median employee was $119,104. Therefore, our 2021 CEO to median employee estimated pay ratio is 44 to 1.

The SEC rules for identifying the median employee and calculating that employee’s annual total compensation allows companies to make reasonable assumptions and estimates, and to apply a variety of methodologies and exclusions that reflect their compensation practices. We believe the pay ratio provides a reasonable estimate of the required information calculated in a manner consistent with Item 402(u) of Regulation S-K.

This information is being provided for compliance purposes. Neither the Compensation Committee nor management of the company used the pay ratio measure in making compensation decisions. In light of the various assumptions, estimates, methodologies and exclusions that may be used in accordance with the pay ratio disclosure rules, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different compensation practices, and may utilize different assumptions, estimates, methodologies and exclusions in calculating their own pay ratios.

Potential Payments Upon Termination or Change in Control

The following table, footnotes and narrative disclosure describe and quantify the additional compensation that would have become payable to certain of our NEOs in connection with an involuntary termination of their employment or a change in control of LivePerson on December 31, 2021 pursuant to the employment agreements entered into with our NEOs. Where applicable, the amounts payable assume a $35.72 fair value of our common stock (the closing price of our common stock on December 31, 2021).

Mr. Collins does not have any contractual right to severance payments or benefits upon termination or change of control and as a result, is not included within the table below.

Named Executive Officer	Reason for Payment	Salary-Related Payments ($)		Bonus-Related Payments ($)		Accelerated Vesting of Equity Awards ($)		Other Benefits ($)
Robert P. LoCascio	Termination (i) without cause, (ii) for good reason or (iii) by Company notice of nonrenewal (not in connection with a change of control)	917,730	(1)	825,957	(2)	4,034,403	(3)	46,694	(4)
	Termination by reason of (i) death, (ii) disability or (iii) notice of nonrenewal by Mr. LoCascio after reaching retirement age.	—		825,957	(2)	4,034,403	(3)	46,694	(4)
	Termination without cause or for good reason (in connection with a change of control)	917,730	(1)	825,957	(2)	5,528,535	(3)	46,694	(4)
	Change of control	—		—		2,764,267	(5)	—
Monica L. Greenberg	Termination without cause or constructively terminated, not following a change of control	200,000	(6)	—		644,972	(7)	5,158	(8)
	Termination without cause or constructively terminated, following a change in control	300,000	(9)	—		644,972	(7)	5,158	(8)
Norman M. Osumi	Termination without cause or constructively terminated	85,000	(10)	—	(11)	—		—
(1)Represents 18 months of Mr. LoCascio’s annual base salary as of December 31, 2021.
(2)Represents 1.5 times Mr. LoCascio’s 2021 Fiscal Year bonus.
(3)Represents the closing price of our common stock on December 31, 2021 less the exercise price, for the options, and stock awards held by Mr. LoCascio, multiplied by (a) for a qualifying termination not in connection with a change of control or as a result of death or disability, the number of unvested shares underlying the options or stock awards that would otherwise have vested in the two year period following termination of employment; and (b) for a qualifying termination in connection with a change of control, the total number of unvested shares underlying the options or stock awards.
(4)Represents 18 months of company contributions toward premium payments for health insurance coverage under COBRA.
(5)Represents the closing price of our common stock on December 31, 2021 less the exercise price, for the options, and stock awards held by Mr. LoCascio, multiplied by 50% the total number of unvested shares underlying the options or stock awards.
(6)Represents Ms. Greenberg’s base salary as of December 31, 2021 for six months.
(7)Represents the closing price of our common stock on December 31, 2021 less the exercise price, for the options held by Ms. Greenberg, multiplied by the total number of unvested shares underlying the options.
(8)Represents up to six months of company contributions toward premium payments for health insurance coverage under COBRA.
(9)Represents Ms. Greenberg’s base salary as of December 31, 2021 for nine months.
(10)Represents Mr. Osumi’s base salary as of December 31, 2021 for three months.
(11)If Mr. Osumi is terminated on or before bonuses are paid for the fiscal year prior to termination, he is entitled to receive a payment equal to the bonus that he would have received, had he been employed on the date bonuses for such fiscal year are paid.
Robert P. LoCascio

Pursuant to the CEO Agreement, in the event of a termination of Mr. LoCascio’s employment by the Company for Cause (as such term is defined in the CEO Agreement), Mr. LoCascio would be entitled to the following: (i) his unpaid base salary and reimbursable expenses through date of termination; (ii) accrued benefits under Company plans and programs; and (iii) continued coverage under indemnification agreements and Company directors’ and officers’ liability (“D&O”) insurance applicable to Mr. LoCascio ((i), (ii) and (iii) collectively, the “Accrued Benefits”). In the event of a termination of employment by Mr. LoCascio without Good Reason (as such term is defined in the Employment Agreement), or pursuant to a notice of nonrenewal delivered by Mr. LoCascio (prior to his reaching normal retirement age), Mr. LoCascio would be entitled to the Accrued Benefits plus (i) payment of his annual bonus for the prior year to the extent not yet paid; and (ii) all vested stock options held on the date of termination will remain exercisable for 18 months following termination, or until the original expiration date of the option.

In the event of a termination of Mr. LoCascio’s employment by the Company without Cause, by Mr. LoCascio for Good Reason (as such term is defined in the CEO Agreement), or pursuant to a notice of nonrenewal delivered by the Company (each, a “Qualifying Termination”), Mr. LoCascio would be entitled to the following: (i) the Accrued Benefits; (ii) his annual bonus for the prior year to the extent not paid; (iii) 18 months base salary continuation (“Base Salary Continuation”); (iv) a pro-rated annual bonus for the year of termination based on days worked, calculated as 1.5x the highest bonus paid for the three proceeding years, payable in a lump sum; (v) payment of what would have been the employer portion of the premiums for the Company’s group health insurance coverage to be put toward Mr. LoCascio’s COBRA continuation payments for 18 months (or until he is eligible for coverage through another employer) (the “COBRA Premium Contribution”); (vi) any stock options or restricted stock units held by Mr. LoCascio on the date of termination that would have vested in the two years following termination had he remained employed will immediately vest; and (vii) any stock options held on the date of termination will remain exercisable for 18 months following termination, or until the original expiration date of the option. In the event of a termination of Mr. LoCascio’s employment by reason of his death or Disability (as such term is defined in the Employment Agreement), or pursuant to a notice of nonrenewal delivered by Mr. LoCascio (after his reaching normal retirement age), Mr. LoCascio would be entitled to the same benefits payable upon a Qualifying Termination, except that the Base Salary Continuation will not be provided.

In the event a Qualifying Termination occurs within the 12 month period immediately following a Change in Control, Mr. LoCascio would be entitled to the following: (i) the Accrued Benefits; (ii) his annual bonus for the prior year to the extent not paid; (iii) Base Salary Continuation; (iv) his annual bonus for the current year calculated as 150% of the highest annual bonus actually paid for the three proceeding years, payable in a lump sum; (v) the COBRA Premium Contribution; (vi) any unvested stock options or restricted stock units held by Mr. LoCascio on the date of termination will immediately vest; and (vii) any stock options held on the date of termination will remain exercisable for 18 months following termination, or until the original expiration date of the option.

The CEO Agreement also provides that, in the event of a Change in Control, 50% of each of the unvested stock options and unvested restricted stock units held by Mr. LoCascio on the date of the Change in Control shall fully vest, subject to Mr. LoCascio’s employment on such date. In addition, in the event of a Change in Control, in the event that any of the payments or benefits provided by the Company to Mr. LoCascio would constitute “parachute payments” (“Parachute Payments”) within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax imposed under Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then such Parachute Payments to be made to Mr. LoCascio shall be payable either (1) in full or (2) as to such lesser amount which would result in no portion of such Parachute Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in Mr. LoCascio’s receipt on an after-tax basis, of the greatest amount of economic benefits under the CEO Agreement, notwithstanding that all or some portion of such benefits may be subject to the Excise Tax.

Alexander Spinelli

Mr. Spinelli did not receive any severance benefits in connection with his voluntary termination of employment from the Company on October 22, 2021.

Monica L. Greenberg

If Ms. Greenberg is terminated by us without Cause (as defined in the employment agreement) or Ms. Greenberg is “constructively terminated,” (as defined in the employment agreement) then, subject to executing a release of claims, she is entitled to receive the following severance: (i) a lump sum severance payment equal to six months of her then current base salary, (ii) all of her outstanding options will accelerate and become exercisable upon such termination and will remain exercisable for up to 12 months following her termination, and (iii) up to six months of premium payments for health insurance coverage under COBRA.

If there is a change of control of the Company and Ms. Greenberg is terminated by us without Cause or Ms. Greenberg is “constructively terminated,” in each case within 12 months following the change of control, then subject to executing a release of claims, she will be entitled to receive the same severance benefits as described above except the lump sum severance payment will be equal to nine months of her then current base salary.

Compensation of Directors in 2021 Fiscal Year

The following table sets forth information concerning the compensation of our non-employee directors in the 2021 Fiscal Year.

Following the table is a discussion of material factors related to the information disclosed in the table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(2)(3)	Total ($)
Peter Block	—	257,684	—	257,684
Ernest Cu	—	117,627	117,550	235,177
Kevin C. Lavan	67,500	—	200,014	267,514
Jill Layfield	65,000	100,119	100,135	265,254
Fred Mossler	—	129,116	128,818	257,934
William G. Wesemann	62,500	100,119	100,135	262,754

(1)In April 2021, the Compensation Committee, based on the recommendations of Pearl Meyer, its compensation consultant at that time, determined to allow directors to receive their annual equity award in one of the following forms, at their election: (1) 100% in stock options, (2) 100% in RSUs, or (3) 50% in stock options and 50% in RSUs. This election was applicable for director equity grants made in 2021 and will be applicable for director equity awards in 2022. In addition, directors may elect to receive their annual cash retainer in the form of equity, the form of which will be based on the same options described above. This will apply to their services in respect of years 2021 and 2022.
(2)These columns represent the aggregate grant date fair value of stock options and restricted stock units granted to each non-employee director in the 2021 Fiscal Year computed in accordance with FASB ASC Topic 718, and in accordance with SEC rules. Generally, the aggregate grant date fair value is the amount that the Company expects to expense in its financial statements over the award’s vesting schedule. These amounts reflect the company’s accounting expense and do not correspond to the actual value that will be realized by the non-employee directors and there is no assurance that these grant date fair values will ever be realized by the non-employee directors. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the grants, refer to Note 11 of LivePerson’s consolidated financial statements contained in our Annual Report on Form 10-K for the 2021 Fiscal Year, as filed with the SEC.
(3)As of December 31, 2021, the number of shares underlying unexercised stock options for each director were: Mr. Block, 112,107; Mr. Cu 4,590; Mr. Lavan, 204,917; Ms. Layfield, 141,017; Mr. Mossler 77,137; and Mr. Wesemann, 221,017.

The Company’s non-employee directors are compensated in accordance with a fee schedule that is approved by the Compensation Committee. Directors who are also our employees receive no additional compensation for their services as directors. The Compensation Committee reviews and recommends to the Board appropriate director compensation programs for service as directors, committee chair, and committee members. In order to determine the Board compensation framework, the Compensation Committee reviewed comparative market composite data provided by the Committee’s independent consultant.

Consistent with the Company’s compensation philosophy, non-employee director compensation is positioned competitively against companies of similar size, complexity and growth trajectory. In general, total compensation for our non-employee directors is targeted within the competitive range (+/-15%) of the peer group median.

For their services in 2021, each non-employee director receives compensation in accordance with the following:

Annual Cash Retainer	$35,000
Annual Stock Option Grant	$200,000	(1)
Members of our Committees, other than the Chairpersons, receive the following additional compensation:

Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$5,000

The Chairpersons of our Committees receive the following additional compensation:

Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Social Impact and Culture Committee	$5,000	(2)
(1)Newly appointed directors to the Board receive an initial stock option grant equal to the annual equity retainer of $200,000 at the time of their appointment, followed by subsequent annual equity grants for each year of service following the year of appointment.
(2)In April 2021, we combined the Social Impact Committee and the Culture Committee into the Social Impact and Culture Committee.

In April 2021, the Compensation Committee, based on the recommendations of Pearl Meyer, its compensation consultant at the time, determined to allow directors to receive their annual equity award in one of the following forms, at their election: (1) 100% in stock options, (2) 100% in RSUs, or (3) 50% in stock options and 50% in RSUs. This election was applicable for director equity grants to be made in 2021 and will be applicable for director equity awards made in 2022. In addition, directors may elect to receive their annual cash retainer in the form of equity, the form of which will be based on the same options described above. This will apply to their services in respect of years 2021 and 2022.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board during the 2021 Fiscal Year were Ms. Layfield (Chair), Mr. Block, Mr. Lavan, Mr. Mossler and Mr. Wesemann.

During the 2021 Fiscal Year:
•    none of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;
•    none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which the Company was a participant and the amount involved exceeded $120,000;
•    none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;
•    none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and
•    none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options and restricted stock units granted to employees and directors, as well as the number of securities remaining available for future issuance, under LivePerson’s equity compensation awards as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,944,234	$24.56	5,736,029	(3)
Equity compensation plans not approved by security holders	1,489,500	$48.19	—	(4)
Total	8,433,734		5,736,029
(1)Consists of options to purchase shares of our common stock, as well as restricted stock unit awards, each representing the right to acquire shares of our common stock. In respect of the plans approved by security holders, including the 2000 Stock Incentive Plan, 2009 Stock Incentive Plan, and 2019 Stock Incentive Plan, the number of shares reported represents 4,234,512 shares subject to stock options and 2,709,722 restricted stock units. In respect of the plan not approved by security holders, including the Inducement Plan (described below), number of shares reported represents 600,175 shares subject to stock options, and 889,325 restricted stock units.
(2)The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards or performance stock units, which have no exercise price.
(3)Consists of 4,988,580 shares remaining available for issuance under the 2019 Stock Incentive Plan and 747,449 shares remaining available for issuance under the 2019 Employee Stock Purchase Plan.
(4)Represents shares under the Inducement Plan, which is intended to qualify as an inducement plan under Nasdaq rule 5635(c)(4). As of December 31, 2021, no more shares of common stock remained available for issuance under the Inducement Plan.

LivePerson, Inc. 2018 Inducement Plan

On January 19, 2018, the Board adopted the LivePerson, Inc. 2018 Inducement Plan (the “Inducement Plan”), which provides for the grants of awards of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock and cash-based awards to persons who have not previously been an employee or director of the Company, or an individual following a bona fide period of non-employment with the Company, as an inducement for the individual’s entering into employment with the Company. The purpose of the Inducement Plan is to help the Company provide an inducement to attract and retain the employment services of new employees, to motivate those new employees whose potential contributions are important to the success of the Company to accept an offer of employment by providing them with equity ownership opportunities, and to advance the interests of the Company’s stockholders by providing incentives to those eligible individuals who are expected to make important contributions to the Company.

In the event of any stock split, reverse stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any dividend or distribution to holders of our common stock other than an ordinary cash dividend, the Board will make equitable adjustments to the maximum number and type of shares or other securities that may be issued under the Inducement Plan, the maximum number and type of shares that may be granted to any participant in any calendar year, the number and type of shares subject to outstanding awards, the exercise price or grant price of outstanding awards and other necessary adjustments in connection with the Inducement Plan.

The Inducement Plan is administered by the Board. Pursuant to the terms of the Inducement Plan, subject to applicable law, the Board may delegate certain authority under the Inducement Plan to one or more committees or subcommittees of the Board or one or more officers of the Company satisfying applicable laws. Subject to the provisions of the Inducement Plan, the Board has the power to select the recipients of awards, to determine the number of shares subject to any award, to establish and verify the extent of satisfaction of any performance goals or other conditions applicable to awards, to determine whether, and the extent to which, adjustments are required under the Inducement Plan, and to determine the terms and conditions of awards. The Board may also modify awards granted to participants who are foreign nationals or employed outside the United States or establish subplans or procedures under the Inducement Plan to recognize differences in laws, rules, regulations or customs of such foreign jurisdictions with respect to tax, securities, currency, employee benefit or other matters.

The Inducement Plan permits the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock and cash-based awards to persons who have not previously been an employee or director of the Company, or an individual following a bona fide period of non-employment with the Company, as an inducement for the individual’s entering into employment with the Company.

Stock Options

The Board may grant stock options under the Inducement Plan. The number of shares covered by each stock option granted to a participant (subject to the Inducement Plan’s stated limit) and all other terms and conditions will be determined by the Board. The stock option exercise price is established by the Board and must be at least 100% of the fair market value of a share on the date of grant. Consistent with applicable laws, regulations and rules, and to the extent authorized by the Board, payment of the exercise price of stock options may be made in one of more of the following: (i) cash or check, (ii) broker assisted cashless exercise, (iii) shares of our common stock, (iv) net exercise, (v) delivery to the Company of a promissory note, (vi) any other lawful means, or (vii) any combination of these permitted forms of payment. The Inducement Plan prohibits decreasing the exercise price of an option or cancelling an option and replacing it with an award with a lower exercise price.

After a termination of service with the Company, a participant will be able to exercise the vested portion of his or her option for the period of time stated in the applicable stock option agreement. Unless otherwise provided by the Board, unvested stock options will generally expire upon termination of the participant’s employment and vested stock options will generally expire immediately following a termination for cause. In no event, however, may a stock option be exercised beyond its original expiration date. The term of a stock option will not exceed 10 years from the date of grant.

Stock Appreciation Rights

The Board may grant stock appreciation rights under the Inducement Plan. Stock appreciation rights typically provide for the right to receive the appreciation in the fair market value of our common stock between the grant date and the exercise date. The Board may grant stock appreciation rights either alone or in tandem with a stock option granted under the Inducement Plan. The number of shares of Company common stock covered by each stock appreciation right (subject to the Inducement Plan’s stated limit) and all other terms and conditions will be determined by the Board. Stock appreciation rights are generally subject to the same terms and limitations applicable to options or, when granted in tandem with an option, to the same terms as the option. Stock appreciation rights may be paid in cash or shares or any combination of both, as determined by the Board, in its sole discretion. Unless otherwise approved by the Company’s stockholders, the Inducement Plan prohibits decreasing the exercise price of a stock appreciation right or canceling a stock appreciation right and replacing it with an award with a lower exercise price.

Restricted Stock

The Board may award shares of restricted stock under the Inducement Plan. Shares of restricted stock are shares that vest in accordance with the terms and conditions established by the Board in its sole discretion. The Board will determine the terms of any restricted stock award, including the number of shares subject to such award (subject to the Inducement Plan’s stated limit), and the minimum period over which the award may vest. Specifically, with respect to restricted stock awards with solely time-based vesting, generally no portion of the award may vest until the first anniversary of the date of grant, no more than one-third of the award may be vested prior to the second anniversary of the date of grant, and no more than two-thirds of the award may be vested prior to the third anniversary of the date of grant. With respect to restricted stock awards that do not vest solely based on the passage of time, generally no portion of the award may vest prior to the first anniversary of the date of grant (or, in the case of awards to non-employee directors, if earlier, the date of the first annual meeting held after the date of grant). These minimum vesting schedules do not apply to awards granted, in the aggregate, for up to 5% of the maximum number of authorized shares under the Inducement Plan. Participants holding restricted stock will be entitled to all ordinary cash dividends paid with respect to such shares, which dividends shall be accrued and become payable when and if the restricted stock vests. When the restricted stock award conditions are satisfied, the shares will no longer be subject to forfeiture as the participant is vested in the shares and has complete ownership of the shares.

Restricted Stock Units

The Board may also grant an award of restricted stock units under the Inducement Plan. A restricted stock unit is a bookkeeping entry representing an amount equivalent to the fair market value of one share of our common stock. Participants are not required to pay any consideration to the Company at the time of grant of a restricted stock unit award. The Board will determine the terms of any restricted stock unit award, including the number of shares covered by such award (subject to the Inducement Plan’s stated limit), and the minimum period over which the award may vest, which is subject to the same minimum vesting requirements and exceptions described above for restricted stock awards. Restricted stock unit awards may include a dividend equivalent right feature, but any dividends payable to stockholders will accrue with respect to the restricted stock unit and become payable only when and if the underlying restricted stock unit vests. When the participant satisfies the conditions of a restricted stock unit award, the Company will pay the participant cash or shares of our common stock to settle the vested restricted stock units. The Board may permit a participant to elect to defer the settlement of his or her vested restricted stock unit award until a later date; provided that such deferral election must be made pursuant to an exemption from, or in compliance with, Code Section 409A.

Other Stock-Based and Cash-Based Awards

Under the Inducement Plan, the Board may also grant awards of shares of our common stock or other awards denominated in cash. The Board will determine the terms of any such stock-based or cash-based award, including the number of shares or amount of cash, as applicable, covered by such award (subject to the Inducement Plan’s stated limit), and the minimum period over which the award may vest, which is subject to the same minimum vesting requirements and exceptions described above for restricted stock awards.

Performance Awards

The Board may grant performance awards under the Inducement Plan. Performance awards provide participants with the opportunity to earn a payout subject to the award only if certain performance goals or other vesting criteria are achieved. The Board will establish the performance goals or other vesting in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance shares to be paid out to participants. The Board has discretion to determine other terms of the performance award, including the number of shares or value subject to a performance award (subject to the Inducement Plan’s stated limit), the period as to which performance is to be measured (which may be no shorter than a one-year period), any applicable forfeiture provisions, and any other terms and conditions consistent with the Inducement Plan. After the completion of the performance period applicable to the award, the Board will measure performance against the applicable goals and other vesting criteria and determine whether any payment will be made under the award. If the participant satisfies the conditions of the performance share award, the Company will pay the participant cash or shares or any combination of both to settle the award.

Performance Goals

The Compensation Committee may establish performance criteria and level of achievement versus such criteria that will determine the number of shares to be granted, retained, vested, issued or issuable under or in settlement of or the amount payable pursuant to an award, which criteria may be based on certain performance goals (as described below). The performance criteria for each such performance award will be based on one or more of the following measurable performance goals: (a) net income, (b) earnings before or after discontinued operations, interest, taxes, depreciation and/or amortization, (c) operating profit before or after discontinued operations and/ or taxes, (d) sales, (e) sales growth, (f) earnings growth, (g) cash flow or cash position, (h) gross margins, (i) stock price, (j) market share, (k) return on sales, assets, equity or investment, (l) improvement of financial ratings, (m) achievement of balance sheet or income statement objectives, (n) total shareholder return, (o) introduction of new products, (p) expansion into new markets or (o) achievement of any other strategic, operational goals or such other individual performance measures as the Board may determine.

These performance goals may reflect absolute entity or business unit performance or a relative comparison to the performance of a peer group of entities or other external measure of the selected performance criteria and may be absolute in their terms or measured against or in relationship to other companies comparably, similarly or otherwise situated. The Compensation Committee may specify that such performance measures shall be adjusted to exclude any one or more of (i) extraordinary items, (ii) gains or losses on the dispositions of discontinued operations, (iii) the cumulative effects of changes in accounting principles, (iv) the writedown of any asset, and (v) charges for restructuring and rationalization programs. Such performance goals: (i) may vary by participant and may be different for different awards; (ii) may be particular to a participant or the department, branch, line of business, subsidiary or other unit in which the participant works and may cover such period as may be specified by the Board; and (iii) shall be set by the Compensation Committee at a time that the accomplishment of such goals is reasonably uncertain. The Compensation Committee may adjust downwards or upwards, the cash or number of shares payable pursuant to such awards, and the Compensation Committee may waive the achievement of the applicable performance measures in its discretion.

Transferability of Awards

Awards granted under the Inducement Plan generally may not be transferred other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. During the life of the participant, awards are exercisable only by the participant. The Board may in its sole discretion permit and subject to certain conditions provide for the gratuitous transfer of an award to or for the benefit of any immediate family member, family trust or other entity established for the benefit of the participant and/or an immediate family member thereof to the extent permitted under Form S-8 under the Securities Act.

Reorganization Event

In the event of a reorganization event, each outstanding award will be treated as the Board determines, including, without limitation, that each award may be assumed or an equivalent option or right substituted by the successor corporation, or in the case of stock options, may be terminated after giving holders notice of such pending termination and a change to exercise the option prior to the reorganization event. In addition, the vesting of awards that are unvested at the time of a reorganization event does not automatically accelerate, but the Board may cause any vesting to accelerate or restrictions lapse in connection with the reorganization event. In the case that stockholders are receiving a cash payment for each share in a reorganization event, the Board may also provide that all awards will be cancelled in connection with the reorganization event in exchange for the holder of such award receiving a cash payment for each share underlying the award in the same amount as the stockholders receive, or, in the case of options, the excess, if any, between the amount a stockholder is receiving and the exercise price of the stock option. The Board will generally not be required to treat all awards, all awards held by a participant, or all awards of the same type, similarly in the transaction. Upon the occurrence of a liquidation or dissolution of the Company, except to the extent specifically provided otherwise in the restricted stock or restricted stock unit award agreement or any other agreement between a participant and the Company, all restrictions and conditions on all restricted stock and restricted stock unit awards then outstanding will automatically be deemed terminated or satisfied.

Amendment and Termination; Forfeiture Events

The Board may amend the Inducement Plan at any time and for any reason. The Board may also suspend or terminate the Inducement Plan at any time and for any reason. The Inducement Plan will terminate on January 19, 2028 unless terminated earlier by the Board. The termination or amendment of the Inducement Plan may not materially and adversely affect the rights of participants under the Inducement Plan.

The Board may specify in any award agreement that the participant’s rights, payments and benefits with respect to the award shall be subject to reduction, cancellation, forfeiture, clawback or recoupment upon the occurrence of certain specified events or as required by law, in addition to any otherwise applicable forfeiture provisions that apply to the award.

Ownership of Securities

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of April 1, 2022, by:
•    each person or group of affiliated persons whom we know to beneficially own more than five percent of our common stock;
•    each of our named executive officers identified in the “Summary Compensation Table” included in this Amendment on page 19;
•    each of our directors; and
•    all of our directors and executive officers as a group.

A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 1, 2022, including any shares of our common stock subject to an option that are exercisable or will be exercisable, or RSUs that have vested or will vest, within 60 days after April 1, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 74,803,853 shares of common stock outstanding at April 1, 2022 (excluding shares held in treasury). Unless otherwise indicated, the persons named in the table directly own the shares and have sole voting and sole investment control with respect to all shares beneficially owned.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Common Stock Outstanding (%)
5% Stockholders
BlackRock, Inc. (3)	11,064,388	14.8%
The Vanguard Group. (4)	7,368,486	9.9%
Starboard Value LP (5)	7,005,000	9.4%
FMR LLC (6)	5,557,547	7.4%

Named Executive Officers and Directors
Robert P. LoCascio (7)	5,381,727	7.2%
John D. Collins (8)	34,104	*
Alexander Spinelli (9)	317,817	*
Monica L. Greenberg (10)	292,312	*
Norman M. Osumi (11)	10,410	*
Peter Block (12)	122,817	*
Ernest Cu (13)	6,740	*
Kevin C. Lavan (14)	212,727	*
Jill Layfield (15)	148,837	*
Fred Mossler (16)	142,425	*
William G. Wesemann (17)	391,757	*
Directors and Executive Officers as a group (11 persons) (18)	7,061,673	9.4%
*    Less than 1%.
(1)Unless noted otherwise, the business address of each beneficial owner is c/o LivePerson, Inc., 530 7th Avenue, Floor M1, New York, New York 10018.
(2)Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(3)Based solely on our review of the Schedule 13G/A filed with the SEC on February 8, 2022 by BlackRock, Inc., whose address is 55 East 52nd Street, New York, New York 10022. BlackRock, Inc. reported that it has sole voting power as to 11,010,844 shares and sole dispositive power as to 11,064,388 shares.
(4)Based solely on our review of the Schedule 13G/A filed with the SEC on March 9, 2022 by The Vanguard Group, whose address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group reported that it has shared voting power as to 126,794 shares, sole dispositive power as to 7,181,571 shares and shared dispositive power as to 186,915 shares.
(5)Based solely on our review of the Schedule 13D/A filed with the SEC on March 1, 2022 by Starboard Value LP, whose address is 777 Third Avenue, 18th Floor, New York, New York 10017. Starboard Value LP reported that it has sole voting and dispositive power as to 7,005,000 shares; Starboard Value and Opportunity Master Fund Ltd reported that it has sole voting and dispositive power as to 4,092,292 shares; Starboard Value and Opportunity S LLC reported that it has sole voting and dispositive power as to 596,677 shares; Starboard Value and Opportunity C LP reported that it has sole voting and dispositive power as to 364,260 shares; Starboard Value R LP reported that it has sole voting and dispositive power with respect to 364,260 shares; Starboard Value and Opportunity Master Fund L LP reported that it has sole voting and dispositive power as to 253,180 shares; Starboard Value L LP reported that it has sole voting and dispositive power as to 253,180 shares; Starboard Value R GP LLC reported that it has sole voting and dipositive power as to 617,440 shares; Starboard X Master Fund Ltd reported that it has sole voting and dispositive power as to 944,049 shares; Starboard Value GP LLC reported that it has sole voting and dipositive power as to 7,005,000 shares; Starboard Principal Co LP reported that it has sole voting and dispositive power as to 7,005,000 shares; Starboard Principal Co GP LLC reported that it has sole voting and dispositive power as 7,005,000 shares; Jeffrey C. Smith reported that he has shared voting and dispositive power as to 7,005,000 shares; Peter A. Feld reported that he has shared voting and dispositive power as to 7,005,000 shares; John R. McCormack reported that he has voting and dispositive power as to 0 shares; Vanessa Pegueros reported that she has sole voting and dispositive power as to 1,349 shares; and Yael Zheng reported that she has shared voting and dispositive power as to 3,000 shares. The address of the principal office of each of these stockholders is c/o Starboard Value LP, 201 E Las Olas Boulevard, Suite 1000, Fort Lauderdale, Florida 33301.
(6)Based solely on our review of the Schedule 13G/A filed with the SEC on February 9, 2022 by FMR LLC, whose address is 245 Summer Street, Boston, Massachusetts 02210. FMR LLC reported that it has sole voting power as to 2,077,376 shares and sole dispositive power as to 5,557,547 shares.

(7)Of the total shares held by Mr. LoCascio, 4,226,983 shares of common stock are held indirectly by Mr. LoCascio through Ikon LP, a limited partnership of which Mr. LoCascio is the sole owner. Includes 813,260 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022. In January 2012, 2,000,000 shares of common stock beneficially owned by Mr. LoCascio were pledged as collateral in connection with a line of credit extended to Mr. LoCascio by UBS, and such pledge is currently in effect with regards to those shares.
(8)Includes 17,300 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(9)Includes 122,525 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(10)Includes 280,840 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(11)Includes 7,200 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(12)Includes 116,817 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(13)Includes 6,740 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(14)Includes 204,917 shares underlying options that are currently exercisable or that will be exercisable at or within 60 days of April 1, 2022.
(15)Includes 146,757 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(16)Includes 84,527 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(17)Includes 226,757 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case, at or within 60 days of April 1, 2022.
(18)Includes 2,027,640 shares underlying options that are currently exercisable or that will be exercisable and/or RSUs that have vested or that will vest, in each case at or within 60 days of April 1, 2022 and shares over which the directors and executive officers are indirect beneficial owners.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Any transaction or series of transactions, of which the aggregate amount involved exceeded or may be reasonably expected to exceed $120,000, in which we participate and a related person has a material interest would require the prior approval by our Board. In such cases, the Board would review all of the relevant facts and circumstances and would take into account, among other factors, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. If a transaction relates to a director, that director would not participate in the Board’ deliberations.

Related persons would include a member of our Board and our executive officers and their immediate family members. It would also include persons controlling over five percent of our outstanding common stock. Under our written policy on conflicts of interest, all of our directors, executive officers and employees have a duty to report to the appropriate level of management potential conflicts of interests, including transactions with related persons.

Pursuant to our Audit Committee Charter, our Audit Committee is responsible for reviewing potential conflict of interest situations and approving, on an ongoing basis, all related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K. In particular, our Audit Committee Charter requires that our Audit Committee approve all transactions between the Company and one or more directors, executive officers, major stockholders or firms that employ directors, as well as any other material related party transactions that are identified in a periodic review of our transactions. In considering a related party transaction, the Audit Committee will consider such factors as it deems appropriate, including, without limitation, the commercial reasonableness of the terms, if the terms are judged to be the same as a transaction made on an arm’s-length basis, the benefit or perceived benefit (or lack thereof) to the Company, the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship, opportunity costs and availability of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and any actual or apparent conflict of interest of the related person.

Since the beginning of the 2021 Fiscal Year, the Company has not been a participant in any transaction with a related person.

Indemnification Agreements with Directors and Executive Officers

Our Fourth Amended and Restated Certificate of Incorporation and our Second Amended and Restated Bylaws, as amended, provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. In addition, we have entered into indemnification agreements with our directors and officers. We monitor developments in Delaware law in order to provide our directors and officers the highest level of protection under the law. Our Board approved an updated form of indemnification agreement which was filed as an exhibit to our 2011 Annual Report on Form 10-K. The form of indemnification agreement used by the Company contains provisions that require us, among other things, to indemnify our directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as our directors or executive officers or other entities to which they provide service at our request and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. We believe that these provisions and agreements are necessary to attract and retain highly qualified individuals to serve the Company. We also have obtained an insurance policy covering our directors and officers for claims that such directors and officers may otherwise be required to pay or for which we are required to indemnify them, subject to certain exclusions.

Director Independence

The Board has determined that Messrs. Block, Cu, Lavan, Mossler, and Wesemann, and Ms. Layfield are “independent” under the Nasdaq listing requirements and the applicable rules and regulations of the SEC. As part of the Board’s process in making such determination, each such director provided confirmation that (a) the objective criteria for independence pursuant to the Nasdaq rules are satisfied and (b) each such director has no other relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Mr. LoCascio, our CEO and Chairman of the Board, is an employee and therefore not “independent.”

Item 14. Principal Accountant Fees and Services

Fees Billed to the Company for Services Rendered during the Fiscal Years Ended December 31, 2021 and 2020

BDO USA, LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

Fiscal Years 2021 and 2020 Accounting Fees
Fees	2021 Fiscal Year	2020 Fiscal Year
Audit Fees (1)	$912,588	$1,096,948
Audit-Related Fees (2)	418,178	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
(1)“Audit Fees” consist of fees for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements, the review of the Company’s interim condensed consolidated financial statements included in quarterly reports, the audits in connection with statutory and regulatory filings or engagements and the audit of the Company’s internal controls over financial reporting.
(2)“Audit-Related Fees” consist primarily of fees for professional services rendered in connection with the audits of the Company’s acquisition accounting due diligence.
(3)“Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax consulting and tax planning services.
(4)“All Other Fees” - none.
Pre-Approval Policies and Procedures
The Audit Committee pre-approves all audit and permissible non-audit services. The Audit Committee has authorized each of its members to pre-approve audit, audit-related, tax and non-audit services, provided that such approved service is reviewed with the full Audit Committee at its next meeting.

As early as practicable in each fiscal year, the independent registered public accounting firm provides to the Audit Committee a schedule of the audit and other services that they expect to provide or may provide during the year. The schedule is specific as to the nature of the proposed services, the proposed fees, and other details that the Audit Committee may request. The Audit Committee by resolution authorizes or declines the proposed services. Upon approval, this schedule serves as the budget for fees by specific activity or service for the year.

A schedule of additional services proposed to be provided by the independent registered public accounting firm or proposed revisions to services already approved, along with associated proposed fees, may be presented to the Audit Committee for their consideration and approval at any time. The schedule is required to be specific as to the nature of the proposed service, the proposed fee, and other details that the Audit Committee may request. The Audit Committee intends by resolution to authorize or decline authorization for each proposed new service.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No.1 on Form 10-K/A:
1.Financial Statements. Incorporated by reference to the index of consolidated financial statements included in Item 8 of the Original Form 10-K.
2.Financial Statements Schedules. None.
3.Exhibits. Incorporated by reference to the Exhibit Index immediately preceding the signature page to this Amendment No. 1 on Form 10-K/A.

EXHIBIT INDEX

Number	Description
2.1
Agreement and Plan of Merger, dated as of June 22, 2006, among LivePerson, Inc., Soho Acquisition Corp., Proficient Systems, Inc. and Gregg Freishtat as Shareholders’ Representative (incorporated by reference to Exhibit 2.1 to LivePerson’s Current Report on Form 8-K filed on June 22, 2006 (File No. 000-30141))

2.2
Agreement and Plan of Merger, dated as of November 5, 2014, among LivePerson, Inc. Catalyst Lightning LLC, Contact At Once!, LLC and Fulcrum Growth Fund II QP, LLC (incorporated by reference to Exhibit 2.1 to LivePerson’s Current Report on Form 8-K filed on November 12, 2014 (File No. 000-30141))

3.1(a)
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

10.3*
Employment Agreement between LivePerson and Robert P. LoCascio, dated as of January 1, 1999 (incorporated by reference to Exhibit 10.1 to LivePerson’s Registration Statement on Form S-1, as amended (Registration No. 333-96689))

10.4*
Agreement between LivePerson and Dan Murphy, dated as of March 27, 2011 (incorporated by reference to Exhibit 10.5 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012 (File No. 000-30141))

10.5*
Form of Indemnification Agreement entered into with Executive Officers and Directors of LivePerson (incorporated by reference to Exhibit 10.6 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012 (File No. 000-30141))

10.6*
Agreement between LivePerson and Monica L. Greenberg, dated as of October 25, 2006 (incorporated by reference to Exhibit 10.8 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed March 13, 2012 (File No. 000-30141))

10.7*	Incentive Plan (incorporated by reference to Exhibit 10.1 to LivePerson’s Current Report on Form 8-K filed on April 28, 2011 (File No. 000-30141))

10.8*
Employment Agreement between LivePerson and Eran Vanounou, dated as of February 22, 2014 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 000-30141))

10.9*
Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.5 (B) to LivePerson’s Quarterly Report on Form 10-Q filed on November 9, 2017 (File No. 000-30141))

10.10*
Amendment to Separation Agreement General Release between LivePerson and Daniel Murphy, dated as of February 9, 2018 (incorporated by reference to Exhibit 10.11 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.11*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.12 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.12*
Form of Restricted Stock Unit Award Agreement for Robert LoCascio (incorporated by reference to Exhibit 10.13 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.13*
Inducement Plan dated January 19, 2018 (incorporated by reference to Exhibit 10.14 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.14*
Amended Employment Agreement between LivePerson and Robert LoCascio, dated as of December 27, 2017 (incorporated by reference to Exhibit 10.15 to LivePerson’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 (File No. 000-30141))

10.15*
Agreement between LivePerson and Alex Spinelli, dated as of January 12, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.16*
Agreement between LivePerson and Chris Greiner, dated as of February 19, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 8, 2018 (File No. 000-30141))

10.17*
Long Term Incentive Plan dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 6, 2018 (File No. 000-30141))

10.18*
Separation Agreement General Release between LivePerson and Eran Vanounou, dated as of April 30, 2018 (incorporated by reference to Exhibit 10.2 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 6, 2018 (File No. 000-30141))

10.19
Form of Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 5, 2019 (File No. 000-30141))

10.20
Form of Additional Capped Call Transaction Confirmation relating to the 0.750% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 10.1 to LivePerson’s Form 8-K filed on March 14, 2019 (File No. 000-30141))

10.21*
Nonstatutory Stock Option Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.3 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7, 2019 (File No.000-30141))

10.22*
2009 Stock Incentive Plan Restricted Stock Unit Award Agreement, by and between LivePerson, Inc. and Robert P. LoCascio, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.4 to LivePerson’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 7,2019 (File No. 000-30141))

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

10.27	Offer Letter between LivePerson and Norman M. Osumi, dated as of January 25, 2021.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LivePerson’s Annual Report on Form 10-K filed on February 28, 2022 (File No. 000-30141))

23.1
Consent of BDO USA, LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to LivePerson’s Annual Report on Form 10-K filed on February 28, 2022 (File No. 000-30141))

31.1
Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to LivePerson’s Annual Report on Form 10-K filed on February 28, 2022 (File No. 000-30141))

31.2
Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to LivePerson’s Annual Report on Form 10-K filed on February 28, 2022 (File No. 000-30141))

31.3	Certification by principal executive officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by principal financial officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to LivePerson’s Annual Report on Form 10-K filed on February 28, 2022 (File No. 000-30141))

32.2**
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to LivePerson’s Annual Report on Form 10-K filed on February 28, 2022 (File No. 000-30141))

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
*    Management contract or compensatory plan or arrangement
**    The certifications furnished as Exhibit 32.1 and Exhibit 32.2 accompany the Original Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

LIVEPERSON, INC.

By:	/s/ Robert P. LoCascio
Name: Robert P. LoCascio
Title: Chief Executive Officer