Form 10-Q
period 2022-03-31
LIVEPERSON INC
filed 2022-05-10
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On May 2, 2022, 74,449,659 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
March 31, 2022
FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company”, “we” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends), management strategies and the COVID-19 pandemic. Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 in the section entitled Part I, Item 1A. “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$480,676	$521,846
Accounts receivable, net of allowances of $7,246 and $6,338 as of March 31, 2022 and December 31, 2021, respectively	108,521	93,804
Prepaid expenses and other current assets	30,114	20,626
Total current assets	619,311	636,276
Operating lease right of use assets (Note 10)	4,085	1,977
Property and equipment, net (Note 6)	131,766	124,726
Contract acquisition costs	42,724	40,675
Intangibles, net (Note 5)	90,182	85,554
Goodwill (Note 5)	305,426	291,215
Deferred tax assets	5,190	5,034
Investment in joint venture	2,790	—
Other assets	2,599	1,199
Total assets	$1,204,073	$1,186,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,059	$16,942
Accrued expenses and other current liabilities (Note 7)	106,778	104,297
Deferred revenue (Note 2)	112,323	98,808
Operating lease liability (Note 10)	4,864	3,380
Total current liabilities	250,024	223,427
Deferred revenue, net of current portion (Note 2)	188	54
Convertible senior notes, net (Note 8)	734,586	574,238
Operating lease liability, net of current portion (Note 10)	2,795	2,733
Deferred tax liability	2,422	2,049
Other liabilities	33,712	34,718
Total liabilities	1,023,727	837,219
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 77,062,637 and 74,980,546 shares issued, 74,316,394 and 72,234,303 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	77	75
Additional paid-in capital	719,514	871,788
Treasury stock - 2,746,243 shares	(3)	(3)
Accumulated deficit	(531,979)	(516,859)
Accumulated other comprehensive loss	(7,263)	(5,564)
Total stockholders’ equity	180,346	349,437
Total liabilities and stockholders’ equity	$1,204,073	$1,186,656

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$130,197	$107,891
Costs and expenses (1) (2)
Cost of revenue (3)	49,567	33,519
Sales and marketing	58,132	36,953
General and administrative	29,735	14,486
Product development	56,072	33,455
Restructuring costs	(23)	2,732
Amortization of purchased intangibles	1,841	375
Total costs and expenses	195,324	121,520
Loss from operations	(65,127)	(13,629)
Other expense, net
Interest expense, net	(490)	(9,129)
Other income, net	60	712
Total other expense, net	(430)	(8,417)
Loss before benefit from income taxes	(65,557)	(22,046)
Benefit from income taxes	(193)	(851)
Net loss	$(65,364)	$(21,195)

Net loss per share of common stock:
Basic	$(0.86)	$(0.31)
Diluted	$(0.86)	$(0.31)

Weighted-average shares used to compute net loss per share:
Basic	75,812,405	67,901,809
Diluted	75,812,405	67,901,809

(1) Amounts include stock-based compensation expense, as follows:
Cost of revenue	$2,131	$1,895
Sales and marketing	6,649	3,782
General and administrative	10,438	2,650
Product development	12,648	6,284

(2) Amounts include depreciation expense, as follows:
Cost of revenue	$2,533	$2,534
Sales and marketing	552	603
General and administrative	137	60
Product development	4,002	3,408

(3) Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$4,416	$1,175
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net loss	$(65,364)	$(21,195)
Foreign currency translation adjustment	(1,699)	(1,746)
Comprehensive loss	$(67,063)	$(22,941)
    See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	40,483	—	—	—	506	—	—	506
Common stock issued upon vesting of restricted stock units (“RSUs”)	444,043	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,522	—	—	20,522
Cash awards settled in shares of the Company’s common stock	735,519	1	—	—	17,298	—	—	17,299
Common stock issued under Employee Stock Purchase Plan	82,100	—	—	—	1,415	—	—	1,415
Issuance of common stock in connection with acquisitions (Note 9)	779,946	1	—	—	17,636	—	—	17,637
Net loss	—	—	—	—	—	(65,364)	—	(65,364)
Other comprehensive loss	—	—	—	—	—	—	(1,699)	(1,699)
Balance as of March 31, 2022	77,062,637	$77	(2,746,243)	$(3)	$719,514	$(531,979)	$(7,263)	$180,346

	Common Stock			Treasury Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount		Shares	Amount					Total
	(In thousands, except share data)
Balance as of December 31, 2020	70,264,265	$70	-2704706000000	(2,709,830)	$(3)	-	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	209,185	—		—	—		2,617	—	—	2,617
Common stock issued upon vesting of RSUs	454,508	1		—	—		(1)	—	—	—
Stock-based compensation	—	—		—	—		9,225	—	—	9,225
Cash awards settled in shares of the Company’s common stock	400,700	—		—	—		25,925	—	—	25,925
Common stock issued under Employee Stock Purchase Plan	22,544	—		—	—		1,257	—	—	1,257
Net loss	—	—		—	—		—	(21,195)	—	(21,195)
Other comprehensive loss	—	—		—	—		—	—	(1,746)	(1,746)
Balance as of March 31, 2021	71,351,202	$71		(2,709,830)	$(3)		$674,695	$(413,080)	$(1,666)	$260,017
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(65,364)	$(21,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	31,866	14,611
Depreciation	7,224	6,605
Amortization of purchased intangibles and finance leases	5,316	1,550
Amortization of debt issuance costs	941	609
Accretion of debt discount on convertible senior notes	—	8,118
Allowance for credit losses	1,276	801
Deferred income taxes	218	(1,595)
Changes in operating assets and liabilities:
Accounts receivable	(16,331)	(13,658)
Prepaid expenses and other current assets	(9,344)	(5,822)
Contract acquisition costs noncurrent	(2,793)	(436)
Other assets	(159)	47
Accounts payable	8,023	(1,920)
Accrued expenses and other current liabilities	3,222	17,208
Deferred revenue	13,527	21,642
Operating lease liabilities	(485)	(1,441)
Other liabilities	(9)	105
Net cash (used in) provided by operating activities	(22,872)	25,229

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(13,135)	(10,630)
Investment in joint venture	(2,790)	—
Payments for acquisition, net of cash acquired	(3,236)	—
Payments for intangible assets	(738)	(807)
Net cash used in investing activities	(19,899)	(11,437)

FINANCING ACTIVITIES:
Principal payments for financing leases	(920)	(859)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	1,921	3,874
Net cash provided by financing activities	1,001	3,015
Effect of foreign exchange rate changes on cash and cash equivalents	600	(2,734)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,170)	14,073
Cash, cash equivalents, and restricted cash - beginning of year	523,532	654,152
Cash, cash equivalents, and restricted cash - end of year	$482,362	$668,225

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$480,676	$668,225
Restricted cash in prepaid expenses and other current assets	1,686	—
Total cash, cash equivalents, and restricted cash	$482,362	$668,225

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$1,259	$329
Cash paid for interest	928	957

Supplemental disclosure of non-cash investing and financing activities:
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	$159,407	$—
Purchase of property and equipment recorded in accounts payable	1,060	1,530
Issuance of shares of common stock to settle cash awards	17,298	25,925
Right of use assets obtained in exchange for operating lease liabilities	2,678	—
Fair value of contingent earn-out in connection with the acquisition of AdvantageTec Inc. recorded in accrued expenses	—	132
Issuance of 776,825 shares of common stock in connection with the WildHealth transaction in February 2022	17,675	—
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business and Basis of Presentation

LivePerson, Inc. (“LivePerson”, the “Company”, “we”, “our” or “us”) is a leading Conversational Artificial Intelligence (“AI”) company creating digital experiences that are Curiously Human. Conversational AI allows humans and machines to interact using natural language, including speech or text. During the past decade, consumers have made mobile devices the center of their digital lives, and they have made mobile messaging the center of communication with friends, family and peers. This trend has been significantly accelerated by the COVID-19 pandemic and we believe can now be viewed as a permanent, structural shift in consumer behavior. Our technology enables consumers to connect with businesses through these same preferred conversational interfaces, including Facebook Messenger, short message service (“SMS”), WhatsApp, Apple Business Chat, Google Rich Business Messenger and Alexa. These messaging conversations harness human agents, bots and AI to power convenient, personalized and content-rich journeys across the entire consumer lifecycle, from discovery and research, to sales, service and support, and increasingly marketing, social, and brick and mortar engagements. For example, consumers can look up product info like ratings, images and pricing, search for stores, see product inventory, schedule appointments, apply for credit, approve repairs, and make purchases or payments - all without ever leaving the messaging channel. These AI and human-assisted conversational experiences constitute the Conversational Space, within which LivePerson has strategically developed one of the industry’s largest ecosystems of messaging endpoints and use cases.

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

LivePerson’s robust, cloud-based suite of rich messaging, real-time chat, AI and automation offerings features consumer and agent facing bots, intelligent routing and capacity mapping, real-time intent detection and analysis, queue prioritization, customer sentiment, analytics and reporting, content delivery, Payment Card Industry (“PCI”) compliance, co-browsing and a sophisticated proactive targeting engine. An extensible application programming interface (“API”) stack facilitates a lower cost of ownership by facilitating robust integration into back-end systems, as well as enabling developers to build their own programs and services on top of the platform. More than 40 APIs and software development kits are available on the Conversational Cloud.

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

LivePerson was incorporated in the State of Delaware in November 1995 and the LivePerson service was introduced in November 1998. The Company completed an initial public offering in April 2000 and is currently traded on the Nasdaq Global Select Market (“Nasdaq”) and the Tel Aviv Stock Exchange (“TASE”). LivePerson is headquartered in New York City. In light of the COVID-19 pandemic and the company’s strong performance working remotely, LivePerson has adopted an “employee-centric” workforce model that does not rely on traditional offices. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of LivePerson as of March 31, 2022, and the condensed consolidated results of operations, comprehensive loss, and cash flows for the interim periods ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20.0% of the voting interests of the investee, and conversely, the ability to exercise significant influence is presumed not to exist when an investor possesses 20% or less of the voting interests of the investee. These presumptions may be overcome based on specific facts and circumstances that demonstrate an ability to exercise significant influence is restricted or demonstrate an ability to exercise significant influence notwithstanding a smaller voting interest, such as with our 19.2% equity method investment in Claire Holdings, Inc. (“Claire”), due to the Company's seat on the entity’s board of directors which provides the Company the ability to exert significant influence. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses through earnings. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The Company assesses the carrying value of equity method investments on a periodic basis to see if there has been a decline in carrying value that is not temporary. When deciding whether a decline in carrying value is more than temporary, a number of factors are considered, including the investee’s financial condition and business prospects, as well as the Company’s investment intentions.

Variable Interest Entities

The condensed consolidated financial statements include the financial statements of LivePerson, its wholly owned subsidiaries, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates whether an entity in which it has a variable interest is considered a variable interest entity. VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity).

Under the provisions of Accounting Standards Codification (“ASC”) 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company periodically reassesses whether it is the primary beneficiary of a VIE.

See Note 18 – Variable Interest Entity for the Company’s assessment of VIEs.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.

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

As of the date of issuance of the financial statements, the Company is not aware of any material specific events or circumstances that would require it to update its estimates, judgments, or to revise the carrying values of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at weighted average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders’ equity. Foreign exchange transaction gain or losses are included in other expense, net in the accompanying condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•clarifying that instruments that are not indexed to the issuer’s own stock must be remeasured at fair value through earnings at each reporting period; and
•clarifying the scope of reassessment guidance and disclosure requirements in Subtopic 815-40.

The ASU also makes targeted improvements to the disclosure requirements for convertible instruments and earnings per share guidance.

For SEC filers, excluding smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The ASU specifies that the guidance should be adopted as of the beginning of the annual fiscal year. In connection with the adoption of ASU 2020-06, we recognized a $50.2 million decrease of accumulated deficit, a $209.7 million decrease of additional paid-in capital, and an $159.5 million increase of convertible senior notes, net. See Note 8 – Convertible Senior Notes and Capped Call Transactions for a full description of the convertible senior notes.

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2022, that are of significance or potential significance to the Company.

Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from hosted service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of its total revenue for the three months ended March 31, 2022.

Remaining Performance Obligation

As of March 31, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $448.0 million. Approximately 91% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of March 31, 2022 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $55.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The following table presents deferred revenue by revenue source:

	Deferred Revenue
	March 31, 2022	December 31, 2021
	(In thousands)
Hosted services – Business	$104,661	$94,107
Hosted services – Consumer	861	870
Professional services – Business	6,801	3,831
Total deferred revenue - short term	$112,323	$98,808

Professional services – Business	$188	$54
Total deferred revenue - long term	$188	$54

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Revenue:
Hosted services – Business	$106,324	$83,640
Hosted services – Consumer	9,122	9,011
Professional services – Business	14,751	15,240
Total revenue	$130,197	$107,891

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
United States	$87,137	$68,782
Other Americas (1)	5,039	3,913
Total Americas	92,176	72,695
EMEA (2) (4)	23,820	21,760
APAC (3)	14,201	13,436
Total revenue	$130,197	$107,891
——————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia Pacific (“APAC”)
(4)Includes revenues from the United Kingdom of $14.7 million and $13.3 million for the three months ended March 31, 2022 and 2021, respectively, and from the Netherlands of $1.3 million for each of the three months ended March 31, 2022 and 2021.

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

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)
	(In thousands)
Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
Increase, net	13,464	1,253	2,049	13,515	134
Ending balance as of March 31, 2022	$82,723	$25,798	$42,724	$112,323	$188

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Allowance for Doubtful Accounts
(In thousands)
Allowance for doubtful accounts :
Balance at beginning of the year	$6,338
Additions charged to costs and expenses	1,276
Deductions/write-offs	(368)
Balance as of March 31, 2022	$7,246

Note 3. Net Loss Per Share
Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of the Notes were not included in the calculation of diluted income per share for the three months ended March 31, 2022.

See Note 8 – Convertible Senior Notes and Capped Call Transactions for a full description of the Notes.

A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended
	March 31,
	2022	2021
Net loss (in thousands)	$(65,364)	$(21,195)
Weighted average number of shares outstanding, basic and diluted	75,812,405	67,901,809
Net loss per share, basic and diluted	$(0.86)	$(0.31)

The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	As of March 31,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	5,027,605	4,172,765
Restricted stock units	4,292,153	2,530,542
Conversion option of the 2024 Notes	5,961,186	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
	22,160,227	19,543,776

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Segment Information

The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. It includes WildHealth, Inc. (“WildHealth”), a precision medicine company. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker, who is the chief executive officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income of each segment. The reporting segments follow the same accounting polices used in the preparation of our condensed consolidated financial statements which are described in Note 1 –Description of Business and Basis of Presentation. The Company allocates cost of revenue, sales and marketing, and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs, or income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.

Summarized financial information by segment for the three months ended March 31, 2022, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$106,324	$—	$—	$106,324
Hosted services – Consumer	—	9,122	—	9,122
Professional services – Business	14,751	—	—	14,751
Total revenue	121,075	9,122	—	130,197
Cost of revenue	48,221	1,346	—	49,567
Sales and marketing	52,283	5,849	—	58,132
Amortization of purchased intangibles	1,841	—	—	1,841
Unallocated corporate expenses	—	—	85,784	85,784
Operating income (loss)	$18,730	$1,927	$(85,784)	$(65,127)

Summarized financial information by segment for the three months ended March 31, 2021, based on the Company’s internal financial reporting system utilized by the Company’s chief operating decision maker, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$83,640	$—	$—	$83,640
Hosted services – Consumer	—	9,011	—	9,011
Professional services – Business	15,240	—	—	15,240
Total revenue	98,880	9,011	—	107,891
Cost of revenue	31,610	1,909	—	33,519
Sales and marketing	30,203	6,750	—	36,953
Amortization of purchased intangibles	375	—	—	375
Unallocated corporate expenses	—	—	50,672	50,672
Operating income (loss)	$36,692	$352	$(50,672)	$(13,629)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region for the periods presented:

	March 31,	December 31,
	2022	2021
	(In thousands)
United States	$429,761	$444,318
Germany	96,885	52,342
Israel	21,430	20,754
Australia	13,094	12,771
Netherlands	6,948	4,566
Other (1)	16,644	15,629
Total long-lived assets	$584,762	$550,380
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore

Note 5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows:

	Business	Consumer	Consolidated
	(In thousands)
Balance as of December 31, 2021	$283,191	$8,024	$291,215
Adjustments to goodwill:
Acquisitions	—	15,291	15,291
Foreign exchange adjustment	(1,080)	—	(1,080)
Balance as of March 31, 2022	$282,111	$23,315	$305,426

Intangible Assets

Intangible assets are summarized as follows:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$97,623	$(34,351)	$63,272	5.1 years
Customer relationships	32,097	(15,723)	16,374	10.0 years
Patents	8,884	(1,196)	7,688	12.8 years
Trademarks	1,439	(207)	1,232	5.0 years
Trade names	1,045	(103)	942	2.8 years
Other	914	(240)	674	4.1 years
Total	$142,002	$(51,820)	$90,182

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$90,626	$(30,757)	$59,869	5.1 years
Customer relationships	32,162	(15,164)	16,998	10.0 years
Patents	7,988	(1,137)	6,851	11.8 years
Trademarks	1,474	(135)	1,339	5.0 years
Trade names	460	(43)	417	2.1 years
Other	314	(234)	80	2.2 years
Total	$133,024	$(47,470)	$85,554

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets was $4.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(In thousands)
Remaining 2022	$13,529
2023	16,816
2024	16,630
2025	16,231
2026	13,230
Thereafter	13,746
Total	$90,182

Note 6. Property and Equipment

The following table presents the detail of property and equipment for the periods presented:

	March 31, 2022	December 31, 2021
	(In thousands)
Computer equipment and software	$125,609	$120,685
Internal-use software development costs	132,279	122,479
Finance lease right of use assets	5,896	6,797
Furniture, equipment, and building improvements	550	258
	264,334	250,219
Less: accumulated depreciation	(132,568)	(125,493)
Total	$131,766	$124,726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	March 31, 2022	December 31, 2021
	(In thousands)
Professional services and consulting and other vendor fees	$60,957	$58,811
Payroll and other employee related costs	17,926	29,855
Short-term contingent earn-out	12,234	—
Sales commissions	4,294	4,269
Finance lease liability	3,781	3,738
Unrecognized tax benefits	2,377	2,424
Restructuring	1,603	1,694
Taxes other than income tax	1,195	918
Other	2,411	2,588
Total	$106,778	$104,297

Note 8. Convertible Senior Notes and Capped Call Transactions

Convertible Senior Notes due 2024 and Capped Calls

In March 2019, the Company issued $230.0 million aggregate principal amount of its 0.750% Convertible Senior Notes due 2024 (the “2024 Notes”) in a private placement, which amount includes $30.0 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2024 Notes. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2022, the conditions allowing holders of the 2024 Notes to convert were not met.

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

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $52.9 million and was determined by deducting the fair value of the liability component from the par value of the 2024 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an effective interest rate over the contractual term of the 2024 Notes. This accounting treatment no longer applies under ASU 2020-06.

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated the total amount incurred of approximately $8.6 million to the liability and equity components of the 2024 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $6.6 million, were recorded as an additional debt discount and were amortized to interest expense using the effective interest method over the contractual term of the 2024 Notes. Issuance costs attributable to the equity component were approximately $2.0 million and recorded as a reduction of additional paid in capital in stockholders’ equity. This accounting treatment no longer applies under ASU 2020-06.

In accounting for the 2024 Notes after the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes is $226.6 million as of March 31, 2022, consisting of principal of $230.0 million, net of unamortized debt issuance costs of $3.4 million. The 2024 Notes were classified as long term liabilities as of March 31, 2022. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 1.9 years. The effective interest rate on the debt was 1.53% for the period ended March 31, 2022.

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

Convertible Senior Notes due 2026 and Capped Calls

In December 2020, the Company issued $517.5 million aggregate principal amount of its 0% Convertible Senior Notes due 2026 (the “2026 Notes” and together with the 2024 Notes, the “Notes”) in a private placement, which amount includes $67.5 million aggregate principal amount of such Notes issued pursuant to the exercise in full by the initial purchasers of their option to purchase additional 2026 Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three months ended March 31, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.

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

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $162.5 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, was amortized to interest expense at an effective interest rate over the contractual term of the 2026 Notes. This accounting treatment no longer applies under ASU 2020-06.

Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated the total amount incurred of approximately $12.2 million to the liability and equity components of the 2026 Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were approximately $8.5 million, were recorded as an additional debt discount and are amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. Issuance costs attributable to the equity component were approximately $3.7 million and recorded as a reduction of additional paid in capital in stockholders’ equity. This accounting treatment no longer applies under ASU 2020-06.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accounting for the 2026 Notes after the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $507.9 million as of March 31, 2022, consisting of principal of $517.5 million, net of issuance costs of $9.6 million. The 2026 Notes were classified as long term liabilities as of March 31, 2022.The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 4.7 years. The effective interest rate on the debt was 0.40% for the period ended March 31, 2022.

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

The net carrying amount of the liability component of the Notes as of March 31, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Principal	$747,500	$747,500
Unamortized discount	—	(162,960)
Unamortized issuance costs	(12,914)	(10,302)
Net carrying amount	$734,586	$574,238
The net carrying amount of the equity component of the Notes as of March 31, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$215,434
Issuance costs	—	(5,783)
Net carrying amount	$—	$209,651
The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Contractual interest expense	$431	$431
Amortization of issuance costs	941	609
Amortization of debt discount	—	8,118
Total interest expense	$1,372	$9,158

Interest expense of $1.4 million and $9.2 million is reflected as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Acquisitions

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc., a precision medicine company operating in the United States for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 on the acquisition date of February 7, 2022. This acquisition is part of the Company’s strategy to accelerate its technology-driven healthcare offerings by combining a rich healthcare data platform with Conversational AI to enable B2B healthcare brands to scale and personalize patient engagement. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price will be subject to vesting conditions based on continuing employment post acquisition. The Company has allocated the purchase consideration subject to the stock forfeiture agreement between pre and post combination periods.

Former stockholders of WildHealth have the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company has accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are liability classified to be recognized over the requisite service periods. During the quarter ended March 31, 2022, the Company accrued $8.7 million for earn-outs, which is reflected as a component of other liabilities in the accompanying condensed consolidated balance sheets and as a component of stock-based compensation expense in the accompanying condensed consolidated statement of operations.

The preliminary purchase price allocation resulted in approximately $15.3 million of goodwill and $8.3 million of intangible assets. WildHealth is part of the Consumer Segment and is a separate reporting unit. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded for $1.6 million. The Company recorded an indemnification asset of $1.2 million relating to a pre-acquisition liability assumed. The purchase price accounting is not complete as the Company is finalizing closing adjustments.

The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

WildHealth, Inc. Acquisition
(In thousands)
Assets acquired
Cash	$1,353
Other current assets	382
Fixed assets	248
Intangible assets	8,300
Other assets	1,247
Assets acquired	$11,530
Liabilities assumed
Current liabilities assumed	$(1,463)
Deferred tax liabilities	(1,603)
Other liabilities assumed	(1,500)
Total liabilities assumed	(4,566)
Net assets acquired	6,964
Total acquisition consideration	22,265
Goodwill	$15,301

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other current assets acquired in connection with the acquisition consisted primarily of accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable, deferred revenue and other short term liabilities. The following is the breakout of the intangible assets acquired:

Amortizing intangible assets:	Fair Value	Useful life
	(In thousands)
Developed technology	$7,100	5.0 years
Trade name	600	5.0 years
Fellowship content	600	5.0 years
Total	$8,300

The Company applied a multi-period excess earnings method of the income approach to estimate the fair values of the intangible assets acquired. The intangible assets acquired in the business acquisition were developed technology, trade name, and fellowship content for the fair value of $8.3 million, determined based on the estimated fair value of expected after-tax cash flows attributable to annual recurring revenue from customers. The Company applied various estimates and assumptions with respect to forecasted revenue growth rates, the revenue attributable to the existing customers over time and the discount rate. The fair values assigned to the other tangible and identifiable intangible assets acquired and liabilities assumed as part of the business combination were based on management’s estimates and assumptions. The Company began amortizing the intangible assets on the date of acquisition over a period of five years based on expected future cash flow. The amortization expense is recorded to amortization of purchased intangibles in the condensed consolidated statements of operations.

The Company incurred $2.0 million in acquisition costs that was expensed in the period incurred, of which $0.4 million was expensed in the three months ended March 31, 2022, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to five years, some of which include options to extend.

In connection with the leases, the Company recognized operating lease right of use assets of $4.1 million and $2.0 million and an aggregate lease liability of $7.7 million and $6.1 million in its condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, due to a dispute with respect to one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $1.5 million at March 31, 2022, which is recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,119	$387
Operating cash flows for finance leases	64	94
Financing cash flows for finance leases	920	859

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of lease costs for the periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Finance lease cost
Amortization of right of use assets	$912	$888
Interest	64	94
Operating lease cost	3,002	1,857
Total lease cost	$3,978	$2,839

	March 31, 2022	March 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	2.4 years	2.9 years
Finance leases	1.8 years	2.6 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%
Supplemental balance sheet information related to leases was as follows:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2022	December 31, 2021
		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$4,085	$1,977
Finance right of use assets	Property and equipment, net	5,896	6,797

Liabilities
Current liabilities:
Operating lease liability	Operating lease liability	$4,864	$3,380
Finance lease liability	Accrued expenses and other current liabilities	3,781	3,738
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	2,795	2,733
Finance lease liability	Other liabilities	1,829	2,780

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease terms in excess of one year) are as follows:

	March 31, 2022
	Operating Leases	Finance Leases
	(In thousands)
2022 (remaining nine months for March 31, 2022)	$4,188	$2,955
2023	2,744	2,627
2024	512	127
2025	608	95
2026	263	—
Total minimum lease payments	8,315	5,804
Less: present value adjustment	(656)	(194)
Present value of lease liabilities	$7,659	$5,610

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2022 and December 31, 2021, are summarized as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$392,703	$—	$—	$392,703
Total assets	$392,703	$—	$—	$392,703

Liabilities:
Contingent earn-out	$—	$—	$42,456	$42,456
Total liabilities	$—	$—	$42,456	$42,456

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$416,178	$—	$—	$416,178
Total assets	$416,178	$—	$—	$416,178

Liabilities:
Contingent earn-out	$—	$—	$29,686	$29,686
Total liabilities	$—	$—	$29,686	$29,686

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

The Company’s money market funds are measured at fair value on a recurring basis based on quoted market prices in active markets and are classified as level 1 within the fair value hierarchy. The Company’s contingent earn-out liability is measured at fair value on a recurring basis and is classified as level 3 within the fair value hierarchy. On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. The Company uses an income approach and inputs that constitute level 3. During the third quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level. The Company uses qualitative factors in accordance with ASC 820, “Fair Value Measurement” to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test.  This measurement is classified based on level 3 input.

As of March 31, 2022, the fair value of the Notes, as further described in Note 8 – Convertible Senior Notes and Capped Call Transactions above, was approximately $622.7 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique which is considered a level 2 fair value measurement.

The changes in fair value of the level 3 liabilities are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Balance, beginning of period	$29,830	$—
WildHealth	8,736	—
e-bot7 GmbH	1,011	6,170
Caillinize, Inc. (dba Tenfold)	1,006	6,946
VoiceBase, Inc.	1,873	16,714
AdvantageTec Inc. fair value adjustment	—	132
Payments	—	(132)
Balance, end of period	$42,456	$29,830

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $1.6 million and $0.9 million of employer matching contributions for the three months ended March 31, 2022 and 2021, respectively.

Letters of Credit

As of March 31, 2022, the Company had letters of credit totaling $0.9 million outstanding as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Sales Tax Liabilities

The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable the Company would be subject to sales tax liabilities plus applicable interest in these states and has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for the Company to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of March 31, 2022, there is a $1.1 million accrual balance for sales tax liabilities. The decrease in the balance of this accrual is primarily due to payments made for the sales tax liabilities.

Note 13. Stockholders’ Equity

Common Stock

As of March 31, 2022, there were 200,000,000 shares of common stock authorized, 77,062,637 shares issued, and 74,316,394 shares outstanding. As of December 31, 2021, there were 200,000,000 shares of common stock authorized, 74,980,546 shares issued and 72,234,303 shares outstanding. The par value for the common stock is $0.001 per share.

Preferred Stock

As of March 31, 2022 and December 31, 2021, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for the preferred stock is $0.001 per share.

Stock-Based Compensation

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of March 31, 2022, approximately 3.4 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through March 31, 2022).

Employee Stock Purchase Plan

There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of March 31, 2022, approximately 0.6 million shares of common stock remain available for issuance under the Employee Stock Purchase Plan (taking into account all share purchases through March 31, 2022).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of March 31, 2022, approximately 2.0 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through March 31, 2022).

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	4,782	$27.52	6.77	$62,300
Granted	445	28.73
Exercised	(40)	12.50
Cancelled or expired	(159)	47.31
Balance outstanding at March 31, 2022	5,028	27.24	6.75	28,123
Options vested and expected to vest	1,408	36.96	8.77	4,134
Options exercisable at March 31, 2022	2,764	$18.55	5.01	$22,560

The total fair value of stock options exercised during the three months ended March 31, 2022 was approximately $1.0 million. As of March 31, 2022, there was approximately $42.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Unit Activity

A summary of the Company’s RSU activity and weighted average exercise prices follows:

	Restricted Stock Unit Activity
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per share)	Aggregate Fair Value (In thousands)
Balance outstanding at December 31, 2021	3,732	$43.63	$133,308
Awarded	2,049	24.87
Vested	(1,180)	24.58
Forfeited	(309)	41.16
Non-vested and outstanding at March 31, 2022	4,292	40.10	104,814
Expected to vest	2,551	$40.02	$62,287
RSU granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of March 31, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSU was approximately $149.0 million and the weighted-average remaining vesting period was 3.1 years.

For the three months ended March 31, 2022 and 2021, the Company accrued approximately $7.1 million and $5.3 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $31.9 million and $14.6 million for the three months ended March 31, 2022 and 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The per share weighted average fair value of stock options granted was $13.81 and $31.60 during the three months ended March 31, 2022 and 2021, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	1.62% -2.10%	0.46%
Expected life (in years)	5	5
Historical volatility	53.87% - 57.14%	53.94%
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

Note 14. Restructuring

In response to the COVID-19 pandemic, the Company went through a re-evaluation of its real estate needs. In connection with this re-evaluation, and the success the Company has had working remotely, it was decided in July 2020 that the Company would significantly reduce the real estate space it leases. This decision resulted in the significant reduction of the real estate space leased by the Company and the removal of the associated right of use assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company’s leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric workforce model that does not rely on traditional offices.

On top of the lease restructuring costs, the Company went through a further restructuring related to costs associated with re-prioritizing and reallocating resources to focus on areas believed by management to show high growth potential.

There were no expenses associated with these restructuring events during the three months ended March 31, 2022. The expenses associated with these restructuring events were approximately $2.7 million during the three months ended March 31, 2021. The restructuring liability was approximately $1.6 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively. It is classified as accrued expenses and other current liabilities on the condensed consolidated balance sheets, as the liability is expected to be settled in the next 12 months.

The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented:

	March 31, 2022	December 31, 2021
	(In thousands)
Balance, beginning of the year	$1,694	$4,732
Lease restructuring costs	(23)	724
Severance and other compensation associated costs	—	2,673
Cash payments	(68)	(6,435)
Balance, end of period	$1,603	$1,694

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the detail of expenses for the Company’s restructuring charges for the three months ended March 31, 2022:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Lease restructuring costs:
Right of use assets write down	$—	$—
Abandonment of property and equipment	—	—
Other lease restructuring costs	(23)	294
Total lease restructuring costs	$(23)	$294

Severance and other compensation associated costs	$—	$2,438
Total restructuring costs	$(23)	$2,732

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

From time to time, the Company is involved in or subject to legal, administrative and regulatory proceedings, claims, demands, and investigations arising in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450, “Contingencies.” The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company will, as applicable, adjust the accrual in the period the determination is made, disclose an estimate of the additional loss or range of loss, indicate that the estimate is immaterial with respect to its financial statements as a whole or, if the amount of such adjustment cannot be reasonably estimated, disclose that an estimate cannot be made. From time to time, third parties assert claims against the Company regarding intellectual property rights, privacy issues, and other matters arising in the ordinary course of business.

Note 16. Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, the Company believes that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Limited, Kasamba Inc., LivePerson Japan and LivePerson Limited (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2021, there was an increase in the valuation recorded of $51.7 million. For the three months ended March 31, 2022, the Company recorded a tax benefit of $0.2 million. This amount consists of a tax provision for the period of $1.2 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to stock compensation arrangement of LivePerson, Inc., LivePerson (UK) Limited. and LivePerson Limited. (Israel). During the quarter ended March 31, 2022, the Company acquired WildHealth in a non-taxable transaction that resulted in a tax benefit of $1.6 million related to the release of valuation allowance on certain LivePerson, Inc. (acquirer) net operating losses.

The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2021 of $107.1 million. Inherent in the Company’s 2022 annual effective tax rate is an estimated increase in the valuation allowance of $28.7 million, all of which will be recorded as an expense. During 2021, an increase in the valuation allowance in the amount of $34.3 million was recorded as an expense and an additional increase to the valuation allowance of $17.4 million was recorded to goodwill against acquired federal and state net operating losses.

Note 17. Equity Method Investments

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire Holdings, Inc., a joint venture formed to build, create, and administer a marketplace for health and well-being diagnostic testing. Claire is intended to operate an app store-like platform to make medical testing and accessing results easier and more informative. Claire will be a single place to shop for testing services from numerous testing providers, including Claire-branded tests and at-home tests. Pursuant to the terms of the JV Agreement, the Company will contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca will contribute $80.0 million to Claire over a five-year period in exchange for a 80.8% ownership interest in Claire. As of March 31, 2022, $16.2 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting.
As of March 31, 2022, the Company’s equity method investment was $2.8 million and was included in investment in joint venture on the condensed consolidated balance sheet.

Note 18. Variable Interest Entity

The Company prepares its condensed consolidated financial statements in accordance with ASC 810, which provides for the consolidation of VIEs of which the Company is the primary beneficiary.

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth has in four Physician Corporations (“PCs”). The PCs are owned by a medical professional in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provides management and other services to the PCs in exchange for a management fee and provides financial support to the PCs through a revolver arrangement. WildHealth consolidates the PC's as variable interest entities. WildHealth also has separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs.WildHealth determined that the PCs are VIEs due to lack of sufficient equity at risk and WildHealth is determined to be the primary beneficiary of the PCs as it has the power to direct the most significant activities of the PCs. Furthermore, as a direct result of zero initial equity contributions by the physician, the financial support WildHealth provides to the PCs (e.g. loans) and the powers granted to WildHealth through various agreements, the interests held by noncontrolling interest holders lack economic substance and do not provide the medical professional with the ability to participate in the residual profits or losses generated by the PCs. See Note 9 – Acquisitions for more detail on the acquisition for WildHealth. Therefore, the PC's are consolidated by WildHealth and all income and expenses recognized by the PCs are allocated to LivePerson stockholders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three months ended March 31, 2022.

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

As a “cloud computing” or software-as-a service (“SaaS”) provider, LivePerson provides solutions on a hosted basis. This model offers significant benefits over premise-based software, including lower up-front costs, faster implementation, lower total cost of ownership, scalability, cost predictability, and simplified upgrades. Organizations that adopt a fully-hosted, multi-tenant architecture that is maintained by LivePerson eliminate the majority of the time, server infrastructure costs, and information technology (“IT”) resources required to implement, maintain, and support traditional on-premise software.

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

A key component of our industry awareness marketing strategy has been to hold multiple global customer summits each year (events in 2020 and 2021 were held virtually in light of the COVID-19 pandemic) that target executives from enterprise customers and prospects, and feature a key theme within the Conversational Space, such as Apple Business Chat, Google Rich Business Messenger, IVR deflection or AI. LivePerson customers are the center point of these summits, presenting why they chose LivePerson for conversational experiences, how they achieved success, and what type of return on investment they have realized. Each attendee then receives a blueprint for how they can pursue similar outcomes. We have found this strategy to drive strong results for LivePerson, as we have seen a greater than 40% conversion rate on opportunities that were created or advanced as part of the customer summits. By year-end 2021, nearly 75% of messaging conversations had automation attached. We will continue to focus on building awareness for the Conversational Space and driving adoption of messaging and AI across our customer base.

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

Each channel and use case added opens the door to new consumers, providing brands a greater opportunity to shift share away from their legacy contact center channels into messaging. For example, in 2019, leading airlines launched on WhatsApp and Apple Business Chat with the ability to make secure payments; a baseball stadium launched an automated conversational concierge providing answers to a wide range of questions from restroom locations to player stats; and a multinational telecommunications company used proactive two-way messaging for outbound campaigns. In 2020, one of the largest Telcos in Australia fully virtualized their contact centers, a leading U.S. quick-serve restaurant launched on Facebook Messenger to help customers order meals, one of the biggest banks in the world launched an Apple Business Chat channel to provide a secure way to perform day-to-day banking, and one of the world’s largest jewelry retailers used the Conversational Cloud and QR codes to sell millions of dollars of product. In 2021, one of the ten largest healthcare companies in the world launched web messaging to enable their customers to check the status of their orders and request prescription refills with ease, and a multi-billion-dollar entertainment and media company enabled their consumers to plan trips, buy tickets or change reservations with in-app messaging.

LivePerson makes the management of all these disparate channels seamless to the brand. AI-based intelligent routing, queuing and prioritization software orchestrates these conversations at scale, regardless of which messaging endpoint they originated from, so that human and bot agents can engage with all customers through just one console.

We believe LivePerson is leading the structural shift to Conversational AI. In the wake of the COVID-19 pandemic, leading brands are turning to LivePerson’s AI-powered messaging to overcome a capacity gap created by voice call agent work-from-home measures and increased demand for digital engagement as consumers practice social distancing. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which exceeded the high end of our target range of 105% to 115% for 2021. The benefit can also be seen in LivePerson’s average revenue per user (“ARPU”) for our enterprise and mid-market customers, which increased approximately 32% for the trailing twelve months ended March 31, 2022 to $645,000 from approximately $490,000 for the trailing twelve months ended March 31, 2021. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels.

Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry’s best talent. We have hired some of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, who are working exclusively on applying AI to the Conversational Space. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California; Callinize, Inc. (dba Tenfold) (“Tenfold”) in Austin, Texas; e-bot7 GmbH (“e-bot7”) in Munich, Germany; VoiceBase, Inc. (“VoiceBase”) in San Francisco, California; and WildHealth, Inc. in Lexington, Kentucky.

Bring to market best-in-class AI and machine learning technologies designed for the Conversational Space. We believe that in the last decade many vendors introduced AI and bot offerings that created frustrating experiences for consumers and businesses alike, which in turn has eroded trust in automation. Many of these solutions have proven difficult to build and scale, and have been limited by stand-alone implementations that lacked the measurement, reporting and human oversight of conversational platforms such as the Conversational Cloud. In December 2018, LivePerson announced its patent-protected AI engine that is designed to overcome these shortcomings and help brands rapidly bring to market conversational AI that can scale to millions of interactions, while increasing customer satisfaction and conversion rates.

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

Our strategy is to continue to enhance the Conversational AI engine and related products, by leveraging our global research and development (“R&D”) footprint and substantial library of mobile and online conversational data, with the aim of increasing agent efficiency, decreasing customer care costs, improving the customer experience and increasing customer lifetime value.

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

Strengthen our position in both existing and new industries. We plan to continue to develop our market position by increasing our customer base, and expanding within our installed base. We plan to continue to focus primarily on key target markets: consumer/retail, telecommunications, financial services, travel/hospitality, technology and automotive within both our enterprise and mid-market sectors, as well as the small business sector (“SMB”). In 2021, we continued to grow in verticals such as healthcare and financial services. We plan to continue experimenting with new conversational businesses, including some that are in regulated industries, like online banking and healthcare. We are increasingly structuring our field organization to emphasize our domain expertise and strengthen customer relationships across target industries.

Continue to build our international presence. We are focused on continuing to build our international presence through expansion of our international revenue contribution, which accounted for 35% of total revenue in 2021. We are generating positive results from our recent investments in the Asia Pacific, Europe, and Latin America regions. Expanding go-to-market capacity in international theaters is one of our key strategic focuses and also part of our motivation for our recent acquisition of e-bot7.

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

In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless function as a service (“FaaS”) integration which enables brands to develop custom behaviors within LivePerson’s conversational platform to easily and rapidly tailor conversation flows to their specific needs.

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

Evaluate strategic alliances and acquisitions when appropriate. In July 2021, we acquired German conversational AI company e-bot7, which propels our self-service capabilities and continued growth across Europe. In October 2021, we acquired VoiceBase, a leader in real-time speech recognition and conversational analytics; and Tenfold, an advanced customer engagement platform for integrating communication systems with leading CRM and support services. In February 2022, we acquired WildHealth, a precision medicine company. Once fully integrated, we expect these acquisitions to allow LivePerson to deliver our AI and automation capabilities, insights, and integration as a single integrated product offering across all channels including voice and messaging.

Key Metrics

Financial overview of the three months ended March 31, 2022 compared to the three months ended March 31, 2021:
•Total revenue increased 21% to $130.2 million from $107.9 million.
•Revenue from our Business segment increased 22% to $121.1 million from $98.9 million.
•Gross profit margin decreased to 62% from 69%.
•Cost and expenses increased 61% to $195.3 million from $121.5 million.
•Net loss increased to $65.4 million from $21.2 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 32% to $645,000 for the trailing twelve months ended March 31, 2022, as compared to $490,000 for the trailing twelve months ended March 31, 2021.
•Our target for enterprise and mid-market revenue retention in 2022 matches 2021, and is a range of 105% to 115%. Revenue retention rate for enterprise and mid-market customers on the Conversational Cloud was within our target range of 105% to 115% in the first quarter of 2022 and exceeded the high end of our target range of 105% to 115% in the first quarter of 2021. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

Adjusted EBITDA and Adjusted Operating (Loss) Income

To provide investors with additional information regarding our financial results, we have disclosed adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted operating income (loss), which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted operating income to net (loss) income, the most directly comparable GAAP financial measures.

We have included adjusted EBITDA and adjusted operating income (loss) in this Quarterly Report on Form 10-Q because these are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted operating income (loss) can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA and adjusted operating income (loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Reconciliation of Adjusted EBITDA
GAAP net loss	$(65,364)	$(21,195)
Amortization of purchased intangibles and finance leases	6,257	1,550
Stock-based compensation	31,866	14,611
Contingent earn-out adjustments	—	132
Restructuring costs (1)	(23)	2,732
Depreciation	7,224	6,605
Other litigation and consulting costs (2)	1,751	1,347
Benefit from income taxes	(193)	(851)
Acquisition costs	419	—
Interest expense, net	490	9,129
Other income, net (3)	(60)	(712)
Adjusted EBITDA (loss)	$(17,633)	$13,348
——————————————
(1)Includes severance costs of $2.4 million and other lease restructuring costs of $0.3 million for the three months ended March 31, 2021.
(2)Includes sales tax liability of $0.3 million, litigation costs of $0.7 million, employee benefit cost of $0.2 million and consulting costs of $0.6 million for the three months ended March 31, 2022. Includes litigation costs of $1.2 million and consulting costs of $0.1 million for the three months ended March 31, 2021.
(3)Includes financial (income) expense which is primarily attributable to currency rate fluctuations.
Our use of adjusted operating (loss) income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•    although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and adjusted operating (loss) income does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•    adjusted operating (loss) income does not consider the impact of acquisitions;
•    adjusted operating (loss) income does not consider the impact of restructuring costs;
•    adjusted operating (loss) income does not consider the impact of other costs;

•    other companies, including companies in our industry, may calculate adjusted operating (loss) income differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted operating (loss) income alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating (loss) income for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Reconciliation of Adjusted Operating (Loss) Income
Loss before benefit from income taxes	$(65,557)	$(22,046)
Amortization of purchased intangibles and finance leases	6,257	1,550
Stock-based compensation	31,866	14,611
Restructuring costs (1)	(23)	2,732
Other litigation and consulting costs (2)	1,751	1,347
Contingent earn-out adjustments	—	132
Acquisition costs	419	—
Interest expense, net	490	9,129
Other income, net (3)	(60)	(712)
Adjusted operating (loss) income	$(24,857)	$6,743
——————————————
(1)Includes severance costs of $2.4 million and other lease restructuring costs of $0.3 million for the three months ended March 31, 2021.
(2)Includes sales tax liability of $0.3 million, litigation costs of $0.7 million, employee benefit cost of $0.2 million and consulting costs of $0.6 million for the three months ended March 31, 2022. Includes litigation costs of $1.2 million and consulting costs of $0.1 million for the three months ended March 31, 2021.
(3)Includes financial (income) expense which is primarily attributable to currency rate fluctuations.

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

Total revenue of $130.2 million and $107.9 million was recognized during the three months ended March 31, 2022 and 2021, respectively.

We defer all incremental commission costs to obtain the contract (“contract acquisition costs”). The contract acquisition costs consist of prepaid sales commissions and have balances as of March 31, 2022 and December 31, 2021 of $42.7 million and $40.7 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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

Revenue attributable to our monthly hosted Business services accounted for 82% and 78% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

Revenue attributable to Professional Services accounted for 11% and 14% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

Revenue from our Consumer segment accounted for approximately 7% and 8% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

Remaining Performance Obligation

As of March 31, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $448.0 million. Approximately 91% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance as of March 31, 2022 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $55.4 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

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

For the three months ended March 31, 2022 and 2021, we accrued approximately $7.1 million and $5.3 million for cash awards, respectively, related to bonus to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, there was approximately $42.4 million and $17.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years. For the three months ended March 31, 2022 and 2021, there was approximately $149.0 million and $65.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 3.1 years.

Non-Cash Compensation Expense

The net non-cash compensation amounts are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Stock-based compensation expense	$31,866	$14,611

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our condensed consolidated financial statements. No single customer accounted for or exceeded 10% of our total revenue for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, we increased our allowance for doubtful accounts from $6.3 million as of December 31, 2021 to approximately $7.2 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of

$7.2 million and $3.9 million as of March 31, 2022, respectively, and $6.3 million and $4.1 million as of December 31, 2021, respectively.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as three reporting units and have selected September 30 as the date to perform our annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets.

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

Impairment of Long-Lived Assets

The carrying amounts of our long-lived assets, including property and equipment, lease right of use assets, capitalized internal-use software, costs to obtain customer contracts, and acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful lives are shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are expected to become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and Germany deferred tax assets as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia Holdings Ptd. Ltd., LivePerson (UK) Limited, Kasamba Inc., LivePerson Japan and LivePerson Limited. (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2021, there was an increase in the valuation recorded of $51.7 million.

Legal Contingencies

We are subject to legal proceedings and litigation arising in the ordinary course of business. Periodically, we evaluate the status of each legal matter and assess our potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to the legal proceeding or litigation, and may revise our estimates. Any revisions could have a material effect on our results of operations. See Note 15 – Legal Matters for additional information on our legal proceedings and litigation.

Recently Issued Accounting Standards

Except as referenced below under "Recently Adopted Accounting Pronouncements," there were no other recently issued accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2022, that are of significance or potential significance to the Company.

Recently Adopted Accounting Pronouncements

See Note 1 – Description of Business and Basis of Presentation for a full description of recently adopted accounting pronouncements.

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

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Revenue by Segment:
Business	$121,075	$98,880	22%
Consumer	9,122	9,011	1%
Total	$130,197	$107,891	21%
Business revenue increased by 22% to $121.1 million for the three months ended March 31, 2022 from $98.9 million for the comparable period in 2021. The increase in B2B revenue during the three months ended March 31, 2022 is driven mainly by year-over-year increase in hosted services of $22.7 million. Included in hosted services is an increase in revenue that is variable based on interaction and usage of approximately $8.8 million. The increase in Business revenue was driven in nearly equal parts by existing and new customers as we generated greater demand for its Conversational Commerce software and Gainshare solutions. Business revenue also benefited from timing of revenue between the first and second quarter. Our ARPU for our enterprise and mid-market customers was approximately $645,000 for the trailing twelve months ended March 31, 2022, as compared to approximately $490,000 for the comparable period in 2021. Similarly, we are seeing strong revenue retention rates. Revenue retention rate for enterprise and mid-market customers on the Conversational Cloud was within our target range of 105% to 115% in the first quarter of 2022 and exceeded the high end of our target range of 105% to 115% in the first quarter of 2021.

Consumer revenue increased by 1% to $9.1 million for the three months ended March 31, 2022 from $9.0 million for the comparable period in 2021. This improvement was driven by an increasingly effective user value and stable demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business

Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Cost of revenue - business	$48,221	$31,610	53%
Percentage of total revenue	37%	29%
Headcount (at period end)	218	251	(13)%
Cost of revenue - business increased by 53% to $48.2 million for the three months ended March 31, 2022, from $31.6 million for the comparable period in 2021. This increase in expense is primarily attributable to business services and outsourced subcontracted labor of approximately $7.7 million driven by Health and Gainshare services, which power Conversational Commerce programs on behalf of customers. We also recognized an increase in expenses for backup server facilities of approximately $3.4 million, in amortization expense of approximately $3.2 million, an increase in salary and employee related expenses of approximately $1.9 million.

Cost of Revenue - Consumer

Cost of revenue - consumer consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Cost of revenue - consumer	$1,346	$1,909	(29)%
Percentage of total revenue	1%	2%
Headcount (at period end)	13	24	(46)%
Cost of revenue - consumer decreased by 29% to $1.3 million for the three months ended March 31, 2022 from $1.9 million for the comparable period in 2021. This decrease in expense is primarily related to a decrease in salary and employee related expenses of approximately $0.2 million and in credit card processing fees of approximately $0.2 million.

Sales and Marketing - Business

Sales and marketing - business expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Sales and marketing - business	$52,283	$30,203	73%
Percentage of total revenue	40%	28%
Headcount (at period end)	701	312	125%

Sales and marketing - business expenses increased by 73% to $52.3 million for the three months ended March 31, 2022 from $30.2 million for the comparable period in 2021. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $15.1 million, an increase in marketing expense of approximately $4.3 million, an increase in business services of approximately $1.8 million, and an increase in backup server facilities of approximately $0.9 million.

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

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Sales and marketing - consumer	$5,849	$6,750	(13)%
Percentage of total revenue	4%	6%
Headcount (at period end)	16	19	(16)%
Sales and marketing - consumer expenses decreased by 13% to $5.8 million for the three months ended March 31, 2022 from $6.8 million for the comparable period in 2021. This decrease is primarily attributable to a decrease in marketing expense of approximately $0.5 million, a decrease in business services and outsourced subcontracted labor of approximately $0.4 million, and a decrease in salary and related expenses of approximately $0.1 million, partially offset by a an increase in backup server facilities of approximately $0.1 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
General and administrative	$29,735	$14,486	105%
Percentage of total revenue	23%	13%
Headcount (at period end)	165	111	49%
General and administrative expenses increased by 105% to $29.7 million for the three months ended March 31, 2022 from $14.5 million for the comparable period in 2021. This increase is primarily related to an increase in salary and employee related expenses of approximately $11.1 million, an increase in business services and outsourced labor of approximately $1.8 million, an increase in facilities of approximately $1.2 million, and an increase in hosting services of approximately $1.1 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Product development	$56,072	$33,455	68%
Percentage of total revenue	43%	31%
Headcount (at period end)	674	501	35%
Product development costs increased by 68% to $56.1 million for the three months ended March 31, 2022 from $33.5 million for the comparable period in 2021. This increase is primarily related to an increase in salaries and employee related expenses of approximately $16.2 million, an increase in business services and outsourcing subcontracted labor of approximately $4.6 million, an increase in credit card processing and bank fees of $1.2 million, and an increase in depreciation expense of approximately $0.6 million. We continued to make investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud, including Voice. Also, we continued to invest in bringing more data scientists and machine learning engineers to focus on Conversational AI.

We continue to invest in new product development efforts to expand the capability of Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three months ended March 31, 2022, $9.8 million was capitalized, compared to $8.2 million for the comparable period in 2021.

Restructuring Costs

Restructuring costs consist of reprioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Restructuring costs	$(23)	$2,732	(101)%
Percentage of total revenue	—%	3%
Restructuring costs decreased by 101% to less than $0.1 million during the three months ended March 31, 2022 from $2.7 million for the comparable period in 2021. The restructuring cost for the three months ended March 31, 2021 was a result of our partnership with Infosys to transform our technology infrastructure on the public cloud, to build integrated solutions and a global practice around our Conversational Cloud, and to redefine how brands communicate. This variance was primarily attributable to an increase in restructuring costs related to lease abandonment, along with severance and other compensation costs.

Amortization of Purchased Intangibles

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Amortization of purchased intangibles	$1,841	$375	391%
Percentage of total revenues	1%	—%
Amortization expense for purchased intangibles increased by 391% to $1.8 million for the three months ended March 31, 2022 from $0.4 million for the comparable period in 2021. The increase is primarily attributable to amortization of patents and customer relationships as well as the intangible assets acquired in the acquisitions of VoiceBase, Tenfold, and e-bot7 that occurred in 2021 and the acquisition of WildHealth in the first quarter of 2022.

Additional amortization expense in the amount of $4.4 million and $1.2 million for the three months ended March 31, 2022 and 2021 is included in cost of revenue.

Other Expense, net

Other expense, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”), British Pound, Euro, Australian Dollar, and Japanese Yen.

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Interest expense	$(490)	$(9,129)	(95)%
Other income, net	60	712	(92)%
Other expense, net	$(430)	$(8,417)	(95)%
Other expense, net decreased to $0.4 million for the three months ended March 31, 2022, respectively, from other expense of $8.4 million for the comparable periods in 2021 primarily due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of the Notes.

Benefit from Income Taxes

	Three Months Ended March 31,
	2022	2021	% Change
	(Dollar in thousands)
Benefit from income taxes	$(193)	$(851)	(77)%
Benefit from income taxes was $0.2 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

The tax benefit of $0.2 million for the period was made up of a tax benefit for the period of $1.2 million on operating earnings coupled with a stock compensation tax deficiency of $0.2 million related to the stock compensation arrangements of LivePerson, Inc., LivePerson (UK) Limited and LivePerson Limited (Israel). During the quarter, the Company acquired WildHealth in a non-taxable transaction that resulted in a tax provision of $1.6 million related to the release of valuation allowance on certain LivePerson, Inc. (acquirer) net operating losses.

Net Loss

We had a net loss of $65.4 million for the three months ended March 31, 2022 compared to a net loss of $21.2 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, there were increases in revenue of approximately $22.3 million, increases in operating expenses of approximately $73.8 million, decrease in total other expense, net of approximately $8.0 million, and decrease in benefit from income taxes of approximately $0.7 million.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(22,872)	$25,229
Net cash used in investing activities	(19,899)	(11,437)
Net cash provided by financing activities	1,001	3,015

As of March 31, 2022, we had approximately $482.4 million in cash, cash equivalents, and restricted cash, a decrease of approximately $41.2 million from December 31, 2021. The decrease is primarily attributable to the acquisition costs of WildHealth, partially offset by increases in changes in operating assets and liabilities.

Net cash used in operating activities was $22.9 million for the three months ended March 31, 2022. Our net loss of $65.4 million was offset by non-cash expenses: stock-based compensation of $31.9 million; depreciation of $7.2 million; an increase in deferred revenue of $13.5 million; and an increase in accrued expenses of $3.2 million. This was partially offset by increases in accounts receivable of $16.3 million and prepaid expenses of $9.3 million. Net cash provided by operating activities was $25.2 million for the three months ended March 31, 2021. Our net loss of $21.2 million for the three months ended March 31, 2021 was offset by non-cash expenses: stock-based compensation of $14.6 million; depreciation and amortization of $6.6 million; an increase in deferred revenue of $21.6 million and accrued expenses of $17.2 million. This was partially offset by increases in accounts receivable of $13.7 million and prepaid expenses of $5.8 million.

Net cash used in investing activities was $19.9 million for the three months ended March 31, 2022 and was driven primarily by the acquisition costs for the purchase of WildHealth, the purchase of fixed assets for our co-location facilities, and capitalization of internally developed software. Net cash used in investing activities was $11.4 million for the three months ended March 31, 2021 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.

Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2022, consisting primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees. Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2021 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of March 31, 2022, we had an accumulated deficit of approximately $532.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During the three months ended March 31, 2022, the U.S. dollar depreciated by approximately 3% as compared to the NIS. During the three months ended March 31, 2022, expenses generated by our Israeli operations totaled approximately $16.0 million. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of investments. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Limited. (Israel) and Kasamba Inc., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the three months ended March 31, 2022, our allowance for doubtful accounts increased by $0.9 million to approximately $7.2 million. During the three months ended March 31, 2021, we increased our allowance for doubtful accounts by $0.1 million to approximately $5.4 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 7, 2022, the Company issued an aggregate 545,629 shares of its common stock as partial consideration for the Company’s acquisition of WildHealth and issued an additional 231,194 shares of Common Stock into escrow accounts for potential post-closing purchase price and other adjustments and indemnification claims in connection with the business acquisition in a transaction exempted from registration under Section 4(a)(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three months ended March 31, 2022.

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

LIVEPERSON, INC.
(Registrant)

Date:	May 10, 2022	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	May 10, 2022	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (principal financial officer)