Form 10-Q
period 2022-06-30
LIVEPERSON INC
filed 2022-08-09
CIK 1102993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 5, 2022, 75,012,352 shares of the registrant’s common stock were outstanding.

LIVEPERSON, INC.
June 30, 2022
FORM 10-Q

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q about LivePerson, Inc. (“LivePerson”, the “Company”, “our”, “we” or “us”) that are not historical facts are forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about LivePerson and our industry. Our expectations, assumptions, estimates and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, assumptions, estimates and projections will be realized. Examples of forward-looking statements include, but are not limited to, statements regarding future business, future results of operations or financial condition (including based on examinations of historical operating trends), management strategies and the COVID-19 pandemic. Many of these statements are found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. However, not all forward-looking statements contain these words. Forward-looking statements are subject to risks and uncertainties that could cause actual future events or results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 in the section entitled Part I, Item 1A. “Risk Factors.” It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we are under no obligation to inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter. We do not undertake any obligation to revise forward-looking statements to reflect future events or circumstances. All forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Part I. Financial Information
Item 1. Financial Statements
LIVEPERSON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$425,944	$521,846
Accounts receivable, net of allowances of $8,204 and $6,338 as of June 30, 2022 and December 31, 2021, respectively	121,728	93,804
Prepaid expenses and other current assets	26,799	20,626
Total current assets	574,471	636,276
Operating lease right of use assets (Note 10)	3,064	1,977
Property and equipment, net (Note 6)	133,709	124,726
Contract acquisition costs	43,387	40,675
Intangibles, net (Note 5)	86,002	85,554
Goodwill (Note 5)	303,268	291,215
Deferred tax assets	4,600	5,034
Investment in joint venture	3,651	—
Other assets	2,521	1,199
Total assets	$1,154,673	$1,186,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,615	$16,942
Accrued expenses and other current liabilities (Note 7)	120,916	104,297
Deferred revenue (Note 2)	110,594	98,808
Operating lease liability (Note 10)	4,100	3,380
Total current liabilities	258,225	223,427
Deferred revenue, net of current portion (Note 2)	—	54
Convertible senior notes, net (Note 8)	735,530	574,238
Operating lease liability, net of current portion (Note 10)	1,167	2,733
Deferred tax liability	2,541	2,049
Other liabilities	36,455	34,718
Total liabilities	1,033,918	837,219
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value - 200,000,000 shares authorized, 77,559,927 and 74,980,546 shares issued, 74,813,684 and 72,234,303 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	78	75
Additional paid-in capital	740,132	871,788
Treasury stock - 2,746,243 shares	(3)	(3)
Accumulated deficit	(607,390)	(516,859)
Accumulated other comprehensive loss	(12,062)	(5,564)
Total stockholders’ equity	120,755	349,437
Total liabilities and stockholders’ equity	$1,154,673	$1,186,656

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share amounts)
Revenue	$132,565	$119,605	$262,762	$227,496
Costs and expenses: (1) (2)
Cost of revenue (3)	45,049	40,063	94,616	73,582
Sales and marketing	59,983	38,622	118,115	75,575
General and administrative	30,246	16,105	59,981	30,591
Product development	55,752	37,526	111,824	70,981
Restructuring costs	10,861	493	10,838	3,225
Amortization of purchased intangibles	923	374	1,822	749
Total costs and expenses	202,814	133,183	397,196	254,703
Loss from operations	(70,249)	(13,578)	(134,434)	(27,207)
Other (expense) income, net:
Interest expense, net	(682)	(9,281)	(2,114)	(18,410)
Other (expense) income, net	(3,266)	2,338	(3,206)	3,050
Total other expense, net	(3,948)	(6,943)	(5,320)	(15,360)
Loss before provision for (benefit from) income taxes	(74,197)	(20,521)	(139,754)	(42,567)
Provision for (benefit from) income taxes	1,214	598	1,021	(253)
Net loss	$(75,411)	$(21,119)	$(140,775)	$(42,314)

Net loss per share of common stock:
Basic	$(0.98)	$(0.31)	$(1.84)	$(0.62)
Diluted	$(0.98)	$(0.31)	$(1.84)	$(0.62)

Weighted-average shares used to compute net loss per share:
Basic	77,290,465	69,057,129	76,555,518	68,482,653
Diluted	77,290,465	69,057,129	76,555,518	68,482,653

(1)Amounts include stock-based compensation expense, as follows:
Cost of revenue	$4,120	$1,386	$6,251	$3,281
Sales and marketing	5,942	3,373	12,591	7,155
General and administrative	13,231	3,110	23,669	5,760
Product development	13,224	7,218	25,872	13,502

(2)Amounts include depreciation expense, as follows:
Cost of revenue	$2,463	$2,634	$4,996	$5,168
Sales and marketing	605	615	1,157	1,218
General and administrative	96	28	233	88
Product development	3,963	3,696	7,965	7,104

(3)Amounts include amortization of purchased intangibles and finance leases, as follows:
Cost of revenue	$4,561	$1,184	$8,977	$2,359
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(75,411)	$(21,119)	$(140,775)	$(42,314)
Foreign currency translation adjustment	(4,799)	565	(6,498)	(1,181)
Comprehensive loss	$(80,210)	$(20,554)	$(147,273)	$(43,495)
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2021	74,980,546	$75	(2,746,243)	$(3)	$871,788	$(516,859)	$(5,564)	$349,437
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(209,651)	50,244	—	(159,407)
Common stock issued upon exercise of stock options	40,483	—	—	—	506	—	—	506
Common stock issued upon vesting of restricted stock units (“RSUs”)	444,043	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,522	—	—	20,522
Cash awards settled in shares of the Company’s common stock	735,519	1	—	—	17,298	—	—	17,299
Common stock issued under Employee Stock Purchase Plan	82,100	—	—	—	1,415	—	—	1,415
Issuance of common stock in connection with acquisitions	779,946	1	—	—	17,636	—	—	17,637
Net loss	—	—	—	—	—	(65,364)	—	(65,364)
Other comprehensive loss	—	—	—	—	—	—	(1,699)	(1,699)
Balance as of March 31, 2022	77,062,637	$77	(2,746,243)	$(3)	$719,514	$(531,979)	$(7,263)	$180,346
Common stock issued upon exercise of stock options	25,295	—	—	—	389	—	—	389
Common stock issued upon vesting of RSUs	372,500	1	—	—	—	—	—	1
Stock-based compensation	—	—	—	—	18,826	—	—	18,826
Common stock issued under Employee Stock Purchase Plan	99,495	—	—	—	1,403	—	—	1,403
Net loss	—	—	—	—	—	(75,411)	—	(75,411)
Other comprehensive loss	—	—	—	—	—	—	(4,799)	(4,799)
Balance as of June 30, 2022	77,559,927	$78	(2,746,243)	$(3)	$740,132	$(607,390)	$(12,062)	$120,755
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
	(In thousands, except share data)
Balance as of December 31, 2020	70,264,265	$70	(2,709,830)	$(3)	$635,672	$(391,885)	$80	$243,934
Common stock issued upon exercise of stock options	209,185	—	—	—	2,617	—	—	2,617
Common stock issued upon vesting of RSUs	454,508	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,225	—	—	9,225
Cash awards settled in shares of the Company’s common stock	400,700	—	—	—	25,925	—	—	25,925
Common stock issued under Employee Stock Purchase Plan	22,544	—	—	—	1,257	—	—	1,257
Net loss	—	—	—	—	—	(21,195)	—	(21,195)
Other comprehensive loss	—	—	—	—	—	—	(1,746)	(1,746)
Balance as of March 31, 2021	71,351,202	$71	(2,709,830)	$(3)	$674,695	$(413,080)	$(1,666)	$260,017
Common stock issued upon exercise of stock options	252,155	—	—	—	3,999	—	—	3,999
Common stock issued upon vesting of RSUs	252,218	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	9,524	—	—	9,524
Cash awards settled in shares of the Company’s common stock	137,300	—	—	—	7,578	—	—	7,578
Common stock issued under Employee Stock Purchase Plan	24,270	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(21,119)	—	(21,119)
Other comprehensive loss	—	—	—	—	—	—	565	565
Balance as of June 30, 2021	72,017,145	$72	(2,709,830)	$(3)	$696,923	$(434,199)	$(1,101)	$261,692
See accompanying notes to unaudited condensed consolidated financial statements.

LIVEPERSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(140,775)	$(42,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	68,383	29,698
Depreciation	14,351	13,578
Amortization of purchased intangibles and finance leases	10,799	3,108
Amortization of debt issuance costs	1,885	1,228
Accretion of debt discount on convertible senior notes	—	16,374
Allowance for credit losses	3,477	1,599
Gain on settlement of leases	—	(3,322)
Deferred income taxes	926	(1,408)
Changes in operating assets and liabilities:
Accounts receivable	(32,734)	(11,665)
Prepaid expenses and other current assets	(7,981)	(3,938)
Contract acquisition costs noncurrent	(4,758)	(3,557)
Other assets	(111)	597
Accounts payable	6,816	(6,548)
Accrued expenses and other current liabilities	3,941	20,527
Deferred revenue	13,049	20,126
Operating lease liabilities	(1,721)	(3,312)
Other liabilities	86	(157)
Net cash (used in) provided by operating activities	(64,367)	30,614

INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software	(25,197)	(23,172)
Investment in joint venture	(3,651)	—
Payments for acquisition, net of cash acquired	(3,458)	—
Payments for intangible assets	(1,129)	(1,375)
Net cash used in investing activities	(33,435)	(24,547)

FINANCING ACTIVITIES:
Principal payments for financing leases	(1,849)	(1,728)
Proceeds from issuance of common stock in connection with the exercise of options and ESPP	895	9,001
Payments on conversion of convertible senior notes	—	(2)
Net cash (used in) provided by financing activities	(954)	7,271
Effect of foreign exchange rate changes on cash and cash equivalents	1,578	(1,882)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(97,178)	11,456
Cash, cash equivalents, and restricted cash - beginning of year	523,532	654,152
Cash, cash equivalents, and restricted cash - end of period	$426,354	$665,608

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$425,944	$664,334
Restricted cash in prepaid expenses and other current assets	410	1,274
Total cash, cash equivalents, and restricted cash - end of period	$426,354	$665,608

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$2,237	$686
Cash paid for interest	985	1,041

Supplemental disclosure of non-cash investing and financing activities:
Increase in convertible senior notes, net upon adoption of ASU 2020-06 (Note 1)	$159,407	$—
Purchase of property and equipment recorded in accounts payable	837	640
Issuance of shares of common stock to settle cash awards	17,298	33,503
Right of use assets obtained in exchange for operating lease liabilities	2,417	—
Issuance of 776,825 shares of common stock in connection with the WildHealth transaction in February 2022	17,675	—
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

The Conversational Cloud, the Company’s enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate interactive voice response systems (“IVRs”) and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

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

LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what the Company calls “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with the Company’s proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of LivePerson as of June 30, 2022, and the condensed consolidated results of operations, comprehensive loss, and cash flows for the interim periods ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date.

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

Equity Method Investment

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20.0% of the voting interests of the investee, and conversely, the ability to exercise significant influence is presumed not to exist when an investor possesses 20% or less of the voting interests of the investee. These presumptions may be overcome based on specific facts and circumstances that demonstrate an ability to exercise significant influence is restricted or demonstrate an ability to exercise significant influence notwithstanding a smaller voting interest, such as with the Company’s 19.2% equity method investment in Claire Holdings, Inc. (“Claire”), due to the Company’s seat on the entity’s board of directors which provides the Company the ability to exert significant influence. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. The Company assesses the carrying value of equity method investment on a periodic basis to see if there has been a decline in carrying value that is not temporary. When deciding whether a decline in carrying value is more than temporary, a number of factors are considered, including the investee’s financial condition and business prospects, as well as the Company’s investment intentions.

Variable Interest Entities

The condensed consolidated financial statements include the financial statements of LivePerson, its wholly owned subsidiaries, and each variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company consolidates entities in which it has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03 to clarify that a contractual restriction on the sale of an equity security is not considered part of a unit of account of the equity security, and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

separate unit of account, recognize and measure a contractual sale restriction. The amendments also require the following disclosures for equity securities subject to the contractual sale restrictions:
1.The fair value of equity securities subject to the contractual sale restrictions reflected on the balance sheet.
2.The nature and remaining duration of the restriction(s).
3.The circumstances that could cause a lapse in the restriction(s).
This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those financial years. The Company does not expect the adoption of ASU 2022-03 to have a significant impact on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. In August 2020, the FASB issued ASU 2020-06 which simplifies the accounting for convertible instruments by eliminating existing accounting models that require separation of a cash conversion or beneficial conversion feature from the host contract. Accordingly, a convertible debt instrument will be accounted as a single liability measured at its amortized cost and a convertible preferred stock will be accounted as a single equity instrument measured at its historical cost, as long as no other embedded features require bifurcation as derivatives and the convertible debt was not issued at a substantial premium. The ASU also simplifies the derivative scope exception for accounting for contracts in an entity’s own equity by:
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

For SEC filers, excluding smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The ASU specifies that the guidance should be adopted as of the beginning of the annual fiscal year. In connection with the adoption of ASU 2020-06, the Company recognized a $50.2 million decrease to accumulated deficit, a $209.7 million decrease to additional paid-in capital, and a $159.4 million increase to convertible senior notes, net. See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a description of the convertible senior notes, net on the condensed consolidated balance sheet. With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2022, that are of significance or potential significance to the Company.
Note 2. Revenue Recognition

The majority of the Company’s revenue is generated from monthly service revenues, which is inclusive of its platform usage pricing model, and related professional services from the sale of its services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. No single customer accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021.

Remaining Performance Obligation

As of June 30, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $408.8 million. Approximately 92% of the Company’s remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered.

Deferred Revenues

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company records deferred revenues when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance as of June 30, 2022 is primarily driven by cash payments received or due in advance of its performance obligations, partially offset by $95.8 million of revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

The following table presents deferred revenue by revenue source:

	Deferred Revenue
	June 30, 2022	December 31, 2021
	(In thousands)
Hosted services – Business	$108,284	$94,107
Hosted services – Consumer	818	870
Professional services – Business	1,492	3,831
Total deferred revenue - short term	$110,594	$98,808

Professional services – Business	$—	$54
Total deferred revenue - long term	$—	$54

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
Hosted services – Business	$94,856	$95,092	$201,180	$178,732
Hosted services – Consumer	9,129	9,810	18,251	18,821
Professional services – Business	28,580	14,703	43,331	29,943
Total revenue	$132,565	$119,605	$262,762	$227,496

Revenue by Geographic Location

The following table presents the Company’s revenues attributable to domestic and foreign operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
United States	$90,433	$80,924	$177,570	$149,706
Other Americas (1)	2,975	3,995	8,014	7,908
Total Americas	93,408	84,919	185,584	157,614
EMEA (2) (4)	17,963	22,933	41,783	44,693
APAC (3)	21,194	11,753	35,395	25,189
Total revenue	$132,565	$119,605	$262,762	$227,496
—————————————
(1)Canada, Latin America and South America
(2)Europe, the Middle East and Africa (“EMEA”)
(3)Asia-Pacific (“APAC”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4)Includes revenues from the United Kingdom of $13.8 million and $14.8 million for the three months ended June 30, 2022 and 2021, respectively, and from the Netherlands of $2.2 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. Includes revenues from the United Kingdom of $28.5 million and $28.1 million for the six months ended June 30, 2022 and 2021, respectively, and from the Netherlands of $3.5 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.

Information about Contract Balances

Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to Hosted services - Business revenue.

In some arrangements, the Company allows customers to pay for access to the Conversational Cloud over the term of the software license. The Company refers to these as subscription transactions. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables, anticipated to be invoiced in the next twelve months, are included in accounts receivable on the condensed consolidated balance sheet. Contract acquisition costs represent prepaid sales commissions. The opening and closing balances of the Company’s accounts receivable, unbilled receivables, contract acquisition costs, and deferred revenues are as follows:

	Accounts Receivable	Unbilled Receivable	Contract Acquisition Costs (Non-current)	Deferred Revenue (Current)	Deferred Revenue (Non-current)
	(In thousands)
Opening balance as of December 31, 2021	$69,259	$24,545	$40,675	$98,808	$54
(Decrease) increase, net	24,262	3,662	2,712	11,786	(54)
Ending balance as of June 30, 2022	$93,521	$28,207	$43,387	$110,594	$—

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

Allowance for Doubtful Accounts
(In thousands)
Balance as of December 31, 2021	$6,338
Additions charged to costs and expenses	3,477
Deductions/ write-offs	(1,611)
Balance as of June 30, 2022	$8,204
Note 3. Net Loss Per Share

Basic earnings per share (“EPS”) excludes dilution for common stock equivalents and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. All options, warrants, or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net income attributable to common stockholders. Diluted EPS is calculated using the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, the Company would assume conversion of the 2024 Notes at a ratio of 25.9182 shares of its common stock per $1,000 principal amount of the 2024 Notes. The Company would assume conversion of the 2026 Notes at a ratio of 13.2933 shares of its common stock per $1,000 principal amount of the 2026 Notes. Assumed converted shares of the Company’s common stock are weighted for the period the 2024 Notes and 2026 Notes were outstanding. The shares of common stock underlying the conversion option of the 2024 Notes and 2026 Notes were not included in the calculation of diluted income per share for the three and six months ended June 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 8 – Convertible Senior Notes, Net and Capped Call Transactions for a description of the 2024 Notes and 2026 Notes.
A reconciliation of shares used in calculating basic and diluted net loss per share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(75,411)	$(21,119)	$(140,775)	$(42,314)
Weighted average number of shares outstanding, basic and diluted	77,290,465	69,057,129	76,555,518	68,482,653
Net loss per share, basic and diluted	$(0.98)	$(0.31)	$(1.84)	$(0.62)
The anti-dilutive securities excluded from the shares used to calculate diluted net loss per share are as follows:

	As of June 30,
	2022	2021
Shares subject to outstanding common stock options and employee stock purchase plan	4,784,614	4,252,817
Restricted stock units	4,066,555	3,023,476
Conversion option of the 2024 Notes	5,961,186	5,961,186
Conversion option of the 2026 Notes	6,879,283	6,879,283
	21,691,638	20,116,762
Note 4. Segment Information

The Company is organized into two operating segments for purposes of making operating decisions and assessing performance. The Business segment enables brands to leverage the Conversational Cloud’s sophisticated intelligence engine to connect with consumers through an integrated suite of mobile and online business messaging technologies. The Consumer segment facilitates online transactions between Experts and Users seeking information and knowledge for a fee via mobile and online messaging. Both segments currently generate their revenue primarily in the United States. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the operating income (loss) of each segment. The reporting segments follow the same accounting polices used in the preparation of the Company’s condensed consolidated financial statements which are described in Note 1 – Description of Business and Basis of Presentation. The Company allocates cost of revenue, sales and marketing, and amortization of purchased intangibles to the segments, but it does not allocate product development expenses, general and administrative expenses, restructuring costs, or income tax expense because management does not use this information to measure performance of the operating segments. There are currently no inter-segment sales.
Summarized financial information by segment for the three months ended June 30, 2022, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$94,856	$—	$—	$94,856
Hosted services – Consumer	—	9,129	—	9,129
Professional services – Business	28,580	—	—	28,580
Total revenue	123,436	9,129	—	132,565
Cost of revenue	43,616	1,433	—	45,049
Sales and marketing	53,260	6,723	—	59,983
Amortization of purchased intangibles	923	—	—	923
Unallocated corporate expenses	—	—	96,859	96,859
Operating income (loss)	$26,579	$973	$(96,859)	$(70,249)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Summarized financial information by segment for the three months ended June 30, 2021, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

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

Summarized financial information by segment for the six months ended June 30, 2022, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

	Business	Consumer	Corporate	Consolidated
	(In thousands)
Revenue:
Hosted services – Business	$201,180	$—	$—	$201,180
Hosted services – Consumer	—	18,251	—	18,251
Professional services – Business	43,331	—	—	43,331
Total revenue	244,511	18,251	—	262,762
Cost of revenue	91,837	2,779	—	94,616
Sales and marketing	105,543	12,572	—	118,115
Amortization of purchased intangibles	1,822	—	—	1,822
Unallocated corporate expenses	—	—	182,643	182,643
Operating income (loss)	$45,309	$2,900	$(182,643)	$(134,434)

Summarized financial information by segment for the six months ended June 30, 2021, based on the Company’s internal financial reporting system utilized by the Company’s CODM, follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Geographic Information

The Company is domiciled in the United States and has international operations around the globe. The following table presents the Company’s long-lived assets by geographic region as of the dates presented:

	June 30, 2022	December 31, 2021
	(In thousands)
United States	$479,706	$444,318
Germany	46,580	52,342
Israel	22,463	20,754
Australia	12,414	12,771
Netherlands	3,723	4,566
Other (1)	15,316	15,629
Total long-lived assets	$580,202	$550,380
——————————————
(1)United Kingdom, Japan, France, Italy, Spain, Canada, and Singapore.
Note 5. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows:

	Business	Consumer	Consolidated
	(In thousands)
Balance as of December 31, 2021	$283,191	$8,024	$291,215
Adjustments to goodwill:
Acquisitions	15,511	—	15,511
Foreign exchange adjustment	(3,458)	—	(3,458)
Balance as of June 30, 2022	$295,244	$8,024	$303,268

Intangible Assets, Net

Intangible assets, net, are summarized as follows:

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$97,407	$(38,032)	$59,375	4.8 years
Customer relationships	31,956	(16,263)	15,693	10.0 years
Patents	9,612	(1,262)	8,350	12.8 years
Trademarks	1,362	(263)	1,099	5.0 years
Trade names	1,042	(188)	854	2.8 years
Other	914	(283)	631	4.1 years
Total	$142,293	$(56,291)	$86,002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)
Amortizing intangible assets:
Technology	$90,626	$(30,757)	$59,869	5.1 years
Customer relationships	32,162	(15,164)	16,998	10.0 years
Patents	7,988	(1,137)	6,851	11.8 years
Trademarks	1,474	(135)	1,339	5.0 years
Trade names	460	(43)	417	2.1 years
Other	314	(234)	80	2.2 years
Total	$133,024	$(47,470)	$85,554

Amortization expense is calculated over the estimated useful life of the asset. Aggregate amortization expense for intangible assets, net was $4.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $9.0 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. For the three and six months ended June 30, 2022 and 2021, respectively, a portion of this amortization is included in cost of revenue. Estimated amortization expense for the next five years is as follows:

Estimated Amortization Expense
(In thousands)
Remaining 2022	$8,935
2023	16,770
2024	16,576
2025	16,177
2026	13,208
Thereafter	14,336
Total	$86,002
Note 6. Property and Equipment, Net

The following table presents the detail of property and equipment, net for the periods presented:

	June 30, 2022	December 31, 2021
	(In thousands)
Computer equipment and software	$124,420	$120,685
Internal-use software development costs	141,568	122,479
Finance lease right of use assets	4,948	6,797
Furniture, equipment, and building improvements	540	258
	271,476	250,219
Less: accumulated depreciation	(137,767)	(125,493)
Total	$133,709	$124,726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities for the periods presented:

	June 30, 2022	December 31, 2021
	(In thousands)
Professional services and consulting and other vendor fees	$51,926	$58,811
Payroll and other employee related costs	23,231	29,855
Short-term contingent earn-out	24,826	—
Sales commissions	7,004	4,269
Finance lease liability	3,813	3,738
Unrecognized tax benefits	2,377	2,424
Restructuring	3,934	1,694
Taxes other than income tax	1,195	918
Other	2,610	2,588
Total	$120,916	$104,297
Note 8. Convertible Senior Notes, Net and Capped Call Transactions

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

Each $1,000 in principal amount of the 2024 Notes is initially convertible into 25.9182 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $38.58 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2024 Notes in connection with such a corporate event. The 2024 Notes are not redeemable prior to the maturity date of the 2024 Notes and no sinking fund is provided for the 2024 Notes. If the Company undergoes a fundamental change (as defined in the indenture governing the 2024 Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their 2024 Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election.

During the three and six months ended June 30, 2022, the conditions allowing holders of the 2024 Notes to convert were not met.

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

In accounting for the 2024 Notes after the adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability, and the carrying amount of the 2024 Notes is $227.1 million as of June 30, 2022, consisting of principal of $230.0 million, net of unamortized debt issuance costs of $2.9 million. The 2024 Notes were classified as long term liabilities as of June 30, 2022. The remaining term over which the 2024 Notes’ debt issuance costs will be amortized is 1.7 years. The effective interest rate on the debt was 1.53% for the three and six months ended June 30, 2022.

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

Each $1,000 in principal amount of the 2026 Notes is initially convertible into 13.2933 shares of the Company’s common stock par value $0.001, which is equivalent to an initial conversion price of approximately $75.23 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2026 Notes in connection with such a corporate event. The 2026 Notes are not redeemable prior to the maturity date of the 2026 Notes and no sinking fund is provided for the 2026 Notes. If the Company undergoes a fundamental change (as defined in the indenture governing the 2026 Notes) prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their 2026 Notes in principal amounts of $1,000 or a multiple thereof at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

Holders of the 2026 Notes may convert their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day as determined by the Company; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2026 Notes on each such trading day; (3) with respect to any 2026 Notes that the Company calls for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after August 15, 2026, holders may convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

During the three and six months ended June 30, 2022, the conditions allowing holders of the 2026 Notes to convert were not met.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accounting for the 2026 Notes after the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability, and the carrying amount of the 2026 Notes is $508.5 million as of June 30, 2022, consisting of principal of $517.5 million, net of issuance costs of $9.0 million. The 2026 Notes were classified as long term liabilities as of June 30, 2022.The remaining term over which the 2026 Notes’ debt issuance costs will be amortized is 4.4 years. The effective interest rate on the debt was 0.40% for the three and six months ended June 30, 2022.

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

The net carrying amount of the liability component of the Notes as of June 30, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Principal	$747,500	$747,500
Unamortized discount	—	(162,960)
Unamortized issuance costs	(11,970)	(10,302)
Net carrying amount	$735,530	$574,238

The net carrying amount of the equity component of the Notes as of June 30, 2022 (post-ASU 2020-06 adoption) and as of December 31, 2021 (pre-ASU 2020-06 adoption) was as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Proceeds allocated to the conversion options (debt discount)	$—	$215,434
Issuance costs	—	(5,783)
Net carrying amount	$—	$209,651

The following table sets forth the interest expense recognized related to the Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Contractual interest expense	$432	$432	$863	$863
Amortization of issuance costs	944	619	1,885	1,228
Amortization of debt discount	—	8,256	—	16,374
Total interest expense	$1,376	$9,307	$2,748	$18,465

Interest expense of $1.4 million and $2.7 million are reflected as a component of interest expense, net in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Acquisitions

In February 2022, the Company completed the acquisition of 100% of the equity of WildHealth, Inc. (“WildHealth”), a precision medicine company operating in the United States, for a total purchase price of $22.3 million. The purchase price consisted of approximately $4.6 million in cash and $17.7 million in shares of common stock of the Company. As part of the purchase price, the Company issued 776,825 common shares that had a total fair value of $20.8 million based on the closing market price of $26.81 on the acquisition date of February 7, 2022. This acquisition is part of the Company’s strategy to accelerate its technology-driven healthcare offerings by combining a rich healthcare data platform with Conversational AI to enable B2B healthcare brands to scale and personalize patient engagement. The transaction was accounted for as a business combination. In connection with the acquisition, the Company entered into stock forfeiture agreements with certain employees of WildHealth, under which a portion of the purchase price will be subject to vesting conditions based on continuing employment post acquisition. The Company has allocated the purchase consideration subject to the stock forfeiture agreements between pre and post combination periods.

Former stockholders of WildHealth have the right to receive in the aggregate up to an additional $120.0 million earn-out (to be settled in the Company’s equity or cash at the Company’s election, but with the cash election restricted to 18.0 percent of the total earn-out) based upon satisfaction of certain financial milestones over the period from October 31, 2022 through December 31, 2025. The Company has accounted for the earn-out as a compensation arrangement in accordance with ASC 718, “Compensation - Stock Compensation,” pursuant to which such earn-out payments are liability classified to be recognized over the requisite service periods. For the earn-outs, the Company accrued $14.6 million and $23.3 million for the three and six months ended June 30, 2022, respectively, which is reflected as a component of other liabilities in the accompanying condensed consolidated balance sheets and as a component of stock-based compensation expense in the accompanying condensed consolidated statement of operations.

The purchase price allocation resulted in approximately $15.5 million of goodwill and $8.3 million of intangible assets. WildHealth is part of the Business Segment and is a separate reporting unit. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities. The goodwill will not be deductible for tax purposes. The intangible assets are being amortized over their expected period of benefit. A deferred tax liability for the identified intangibles has been recorded for $1.6 million. The Company recorded an indemnification asset of $1.2 million relating to a pre-acquisition liability assumed.
The following table summarizes the fair value amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

WildHealth Acquisition
(In thousands)
Assets acquired
Cash	$1,353
Other current assets	382
Fixed assets	248
Intangible assets	8,300
Other assets	1,037
Assets acquired	$11,320
Liabilities assumed
Current liabilities assumed	$(1,463)
Deferred tax liabilities	(1,603)
Other liabilities assumed	(1,500)
Total liabilities assumed	(4,566)
Net assets acquired	6,754
Total acquisition consideration	22,265
Goodwill	$15,511
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
The Company incurred $2.0 million in acquisition costs related to WildHealth transaction that was expensed in the period incurred, of which the amount expensed for the three months ended June 30, 2022 was immaterial, and is included in general and administrative expense in the accompanying condensed consolidated statement of operations.
Note 10. Leases

The Company has operating and finance leases for its corporate offices and other service agreements. Its leases have remaining lease terms of less than one to four years, some of which include options to extend.

In connection with the leases, the Company recognized operating lease right of use assets of $3.1 million and $2.0 million and an aggregate lease liability of $5.3 million and $6.1 million in its condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 13, 2020, the Company announced its decision to transition to an employee-centric model under which employees work remotely rather than in traditional offices. In connection with this decision, the Company abandoned 14 leases in its global portfolio of office leases during 2020. As a result, the Company recognized accelerated amortization to fully reduce the carrying value of the associated right of use assets between the decision date and the cease use date. During the second quarter of 2021, the Company decided to reoccupy some of its leased space to provide its employees with the option of working in an office space environment if they choose to do so. There were no changes to the accounting for the lease liabilities associated with the leased office spaces. During the three months ended June 30, 2021, the Company had a $3.3 million gain resulting from the settlement of leases.

As of June 30, 2022, due to a dispute with respect to one of the leases in Israel, the Company was required to pledge cash as collateral security to be maintained at an Israeli bank. The collateral security would remain in control of the bank, to be available in order to satisfy outstanding obligations under the lease contracts. Accordingly, the Company had cash at an Israeli bank of approximately $0.2 million at June 30, 2022, which is recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets. In the third quarter of 2021, the Company entered into a new lease in Australia and was required to pledge $0.2 million in cash as collateral security, which is also recorded as restricted cash in Prepaid expenses and other current assets in the condensed consolidated balance sheets.

The Company continues to actively assess its global lease portfolio. However, any additional de-recognition of right of use assets and incurrence of various one-time expenses in connection with early termination of additional leases are not expected to be material to its financial condition or results of operations.

Supplemental cash flow information related to leases for the periods listed are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,264	$856	$2,383	$1,243
Operating cash flows for finance leases	54	85	118	179
Financing cash flows for finance leases	929	869	1,849	1,728

The components of lease costs for the periods listed are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Finance lease cost
Amortization of right of use assets	$921	$900	$1,833	$1,788
Interest	54	85	118	179
Operating lease cost	1,408	1,624	4,410	3,481
Total lease cost	$2,383	$2,609	$6,361	$5,448

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2022	June 30, 2021
Weighted Average Remaining Lease Term:
Operating leases	2.0 years	3.0 years
Finance leases	1.5 years	2.3 years

Weighted Average Discount Rate:
Operating leases	7%	7%
Finance leases	4%	4%

Supplemental balance sheet information related to leases was as follows:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2022	December 31, 2021
		(In thousands)
Assets
Operating right of use assets	Operating lease right of use assets	$3,064	$1,977
Finance right of use assets	Property and equipment, net	4,948	6,797

Liabilities
Current liabilities:
Operating lease liability	Operating lease liability	$4,100	$3,380
Finance lease liability	Accrued expenses and other current liabilities	3,813	3,738
Non-current liabilities:
Operating lease liability	Operating lease liability, net of current portion	1,167	2,733
Finance lease liability	Other liabilities	837	2,780

Future minimum lease payments under non-cancellable operating and finance leases (with an initial or remaining lease term in excess of one year) are as follows:

	June 30, 2022
	Operating Leases	Finance Leases
	(In thousands)
2022 (remaining six months for June 30, 2022)	$2,554	$1,965
2023	2,320	2,617
2024	291	117
2025	332	88
2026	138	—
Total minimum lease payments	5,635	4,787
Less: present value adjustment	(378)	(137)
Present value of lease liabilities	$5,257	$4,650
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Financial Assets and Liabilities

The carrying amount of cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2022 and December 31, 2021, are summarized as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$360,318	$—	$—	$360,318
Total assets	$360,318	$—	$—	$360,318

Liabilities:
Contingent earn-out	$—	$—	$58,687	$58,687
Total liabilities	$—	$—	$58,687	$58,687

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$416,178	$—	$—	$416,178
Total assets	$416,178	$—	$—	$416,178

Liabilities:
Contingent earn-out	$—	$—	$29,830	$29,830
Total liabilities	$—	$—	$29,830	$29,830

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of June 30, 2022, the fair value of the Notes, as further described in Note 8 – Convertible Senior Notes, Net and Capped Call Transactions above, was approximately $506.2 million. Management determines the fair value by utilizing an independent valuation specialist using the antithetic variable technique which is considered a level 2 fair value measurement.

The changes in fair value of the level 3 liabilities are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Balance, beginning of year	$29,830	$—
WildHealth	23,296	—
e-bot7 GmbH	1,065	6,170
Callinize, Inc. (dba Tenfold)	1,555	6,946
VoiceBase, Inc.	2,941	16,714
AdvantageTec Inc. fair value adjustment	—	132
Payments	—	(132)
Balance, end of period	$58,687	$29,830
Note 12. Commitments and Contingencies

Employee Benefit Plans

The Company’s 401(k) policy is a Safe Harbor Plan, whereby the Company matches 100% of the first 3% of eligible compensation and 50% of the next 2% of eligible compensation. Furthermore, the match is immediately vested. Salaries and related expenses include $1.4 million and $0.9 million of employer matching contributions for the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $1.8 million for the six months ended June 30, 2022 and 2021.

Letters of Credit

As of June 30, 2022, the Company had a letter of credit totaling $0.9 million as a security deposit for the due performance by the Company of the terms and conditions of a supply contract.

Sales Tax Liabilities

The Company is in the process of finalizing its sales tax liability analysis for states in which it has economic nexus. During the first quarter of 2020, the Company determined it was probable it would be subject to sales tax liabilities, plus applicable interest in these states, and the Company has estimated the potential exposure to range between $2.5 million to $6.3 million. The Company determined that its best estimate of what would be reasonably expected for it to settle the potential exposure was $2.5 million and accordingly, the Company accrued this amount with a corresponding charge to earnings as of March 31, 2020. As of June 30, 2022, there is a $1.1 million accrual balance for sales tax liabilities. The decrease in the balance of this accrual is primarily due to payments made for the sales tax liabilities.
Note 13. Stockholders’ Equity

Common Stock

As of June 30, 2022, there were 200,000,000 shares of common stock authorized, 77,559,927 shares issued, and 74,813,684 shares outstanding. As of December 31, 2021, there were 200,000,000 shares of common stock authorized, 74,980,546 shares issued, and 72,234,303 shares outstanding. The par value for shares of common stock is $0.001 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Preferred Stock

As of June 30, 2022 and December 31, 2021, there were 5,000,000 shares of preferred stock authorized, and no shares were issued or outstanding. The par value for shares of preferred stock is $0.001 per share.

Stock-Based Compensation

Stock Option Plans

The Company’s 2019 Stock Incentive Plan, as amended and restated (the “2019 Plan”), became effective on April 11, 2019. The 2019 Plan allows the Company to grant incentive stock options and restricted stock units to its employees and directors to participate in the Company’s future performance through stock-based awards at the discretion of the board of directors. On April 19, 2021, the Company’s board of directors amended the plan and authorized 5,000,000 new shares for issuance. The number of shares authorized for issuance is 40,067,744 shares in the aggregate. Options to acquire common stock granted thereunder have ten-year terms. As of June 30, 2022, approximately 3.8 million shares of common stock remained available for issuance (taking into account all option exercises and other equity award settlements through June 30, 2022).

Employee Stock Purchase Plan

There are 1,000,000 shares authorized and reserved for issuance under the 2019 Employee Stock Purchase Plan. As of June 30, 2022, approximately 0.5 million shares of common stock remained available for issuance under the 2019 Employee Stock Purchase Plan (taking into account all share purchases through June 30, 2022).

Inducement Plan

There are 6,159,009 shares of common stock authorized and reserved for issuance under the Inducement Plan. As of June 30, 2022, approximately 1.5 million shares of common stock remained available for issuance under the Inducement Plan (taking into account all option exercises and other equity award settlements through June 30, 2022).

Stock Option Activity

A summary of the Company’s stock option activity and weighted average exercise prices follows:

	Stock Option Activity		Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
	Options (In thousands)	Weighted Average Exercise Price
Balances outstanding at December 31, 2021	4,782	$27.52	6.77	$62,300
Granted	685	24.26
Exercised	(66)	13.53
Cancelled or expired	(617)	41.39
Balances outstanding at June 30, 2022	4,784	25.22	6.64	7,932
Options vested and expected to vest	1,167	33.73	8.61	1,376
Options exercisable at June 30, 2022	2,891	$19.38	5.28	$6,207

The total fair value of stock options exercised during the six months ended June 30, 2022 was approximately $1.2 million. As of June 30, 2022, there was approximately $29.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Unit Activity

A summary of the Company’s RSU activity and weighted average exercise prices follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Restricted Stock Unit Activity
	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value (Per share)	Aggregate Fair Value (In thousands)
Balances outstanding at December 31, 2021	3,732	$43.63	$133,308
Awarded	2,596	23.47
Vested	(1,549)	28.76
Forfeited	(712)	44.66
Non-vested and outstanding at June 30, 2022	4,067	$36.30	$57,501
Expected to vest	2,403	$36.55	$33,974

RSUs granted to employees generally vest over a three to four-year period or upon achievement of certain performance conditions. As of June 30, 2022, total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested RSUs was approximately $129.5 million and the weighted-average remaining vesting period was 3.0 years.

For the three months ended June 30, 2022 and 2021, the Company accrued approximately $4.8 million and $5.1 million in cash rewards, respectively, and for the six months ended June 30, 2022 and 2021, the Company accrued approximately $11.9 million and $10.4 million in cash awards, respectively, to be settled in shares of the Company’s stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and cash flows was $36.5 million and $15.1 million for the three months ended June 30, 2022 and 2021, respectively, and $68.4 million and $29.7 million for the six months ended June 30, 2022 and 2021, respectively.

The per share weighted average fair value of stock options granted was $8.19 and $24.76 during the three months ended June 30, 2022 and 2021, respectively. The per share weighted average fair value of stock options granted was $11.89 and $25.71 during the six months ended June 30, 2022 and 2021, respectively. The fair value of each option grant is estimated on the date of grant, adjusted for estimated forfeitures, using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.81% -3.38%	0.77% - 0.84%	1.62% - 3.38%	0.46% - 0.84%
Expected life (in years)	5	5	5	5
Historical volatility	57.82% - 58.91%	54.31% - 54.55%	53.87% - 58.91%	53.94% - 54.55%

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
Note 14. Restructuring

During the second quarter of 2022, LivePerson began a restructuring initiative to realign the Company’s cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside the control of the Company. As part of the restructuring initiative, the Company reoriented its global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase its investment in customer success and go-to-market initiatives. The Company believes these initiatives will better align resources to provide further operating flexibility and position the business for long-term success. In connection with the restructuring initiatives, the Company recognized restructuring costs of $10.9 million during the second quarter 2022, which is included in restructuring costs in the accompanying condensed consolidated statement of operations. Such costs primarily include severance and compensation costs.

In 2020, in response to the COVID-19 pandemic, the Company went through a re-evaluation of its real estate needs. In connection with this re-evaluation, and the success the Company has had working remotely, it was decided in July 2020 that the Company would significantly reduce the real estate space it leases. This decision resulted in the significant reduction of the real estate space the Company leases and the removal of the associated right of use assets. Furthermore, this resulted in various one-time expenses in connection with the abandonment of the majority of the Company’s leased facilities. The lease restructuring costs noted below are a result of this transition to an employee-centric model.

The following table presents the detail of the liability for the Company’s restructuring charges for the periods presented:

	June 30, 2022	December 31, 2021
	(In thousands)
Balance, beginning of the year	$1,694	$4,732
Lease restructuring costs	339	724
Severance and other compensation associated costs	10,499	2,673
Cash payments	(8,598)	(6,435)
Balance, end of period	$3,934	$1,694

The following table presents the detail of expenses for the Company’s restructuring charges for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Restructuring costs:
Lease restructuring costs	$362	$256	$339	$550
Severance and other compensation associated costs	10,499	237	10,499	2,675
Total restructuring costs	$10,861	$493	$10,838	$3,225
Note 15. Legal Matters

The Company filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California (the
“Court”) for all pre-trial purposes. Rulings by both the Court and the United States Patent and Trademark Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. After the jury reached its verdict, additional post-trial motions were filed by [24]7 and LivePerson, including [24]7 asking the Court to order a new trial, overturn the jury’s verdict, or reduce the amount of punitive damages the jury awarded, and LivePerson requested interest on the judgment. The Company and [24]7 also reached agreement on the terms of a permanent injunction, and that additional costs are owed to the Company in the amount of $0.4 million, which the Court has entered. On July 28, 2022, the Court denied [24]7’s post-trial motions and granted LivePerson’s motion for interest, awarding approximately an additional $4.3 million. The Company currently anticipates that [24]7 may elect to appeal these matters. Accordingly, no amounts for the judgment have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims as well as the Company’s trade secret claims asserted against [24]7 that relate to additional customers have been stayed, to be reset by the Court.

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
The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. deferred tax asset as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated by jurisdiction, the Company believes that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Limited, Kasamba Inc., LivePerson Japan and LivePerson Limited (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2021, there was an increase in the valuation allowance recorded of $51.7 million.
For the three months ended June 30, 2022, the Company recorded a tax provision of $1.2 million. This amount consists of a tax provision of $2.5 million on operating earnings coupled with a stock compensation tax deficiency of $0.3 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel), offset by a tax benefit of $1.6 million related to the release of a valuation allowance in conjunction with the WildHealth transaction. For the six months ended June 30, 2022, the Company recorded a tax provision of $1.0 million. This amount consists of a tax provision of $2.5 million on operating earnings coupled with a stock compensation tax deficiency of $0.1 million related to stock compensation arrangements of LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel), offset by a tax benefit of $1.6 million related to the release of a valuation allowance in conjunction with the WildHealth transaction.
The Company had a valuation allowance on certain deferred tax assets for the year ended December 31, 2021 of $107.1 million. Inherent in the Company’s 2022 annual effective tax rate is an estimated increase in the valuation allowance of $38.3 million, all of which will be recorded as an expense. During 2021, an increase in the valuation allowance in the amount of $34.3 million was recorded as an expense and an additional increase to the valuation allowance of $17.4 million was recorded to goodwill against acquired federal and state net operating losses.

Note 17. Equity Method Investment

On February 13, 2022, the Company and Pasaca Capital Inc. (“Pasaca”) entered into a joint venture agreement (the “JV Agreement”) to form Claire, a joint venture to build, create, and administer a marketplace for health and well-being diagnostic testing. Claire is intended to operate an app store-like platform to make medical testing and accessing results easier and more informative. Claire is being developed with the goal of creating a single place to shop for testing services from numerous testing providers, including Claire-branded tests and at-home tests. Pursuant to the terms of the JV Agreement, the Company agreed to contribute a total of $19.0 million over a five-year period in exchange for a 19.2% ownership interest in Claire. Pasaca agreed to contribute $80.0 million to Claire over a five-year period in exchange for an 80.8% ownership interest in Claire. As of June 30, 2022, $13.4 million remained to be contributed to Claire by the Company under the terms of the JV Agreement. The Company accounts for its 19.2% interest in Claire using the equity method of accounting. The Company recorded its ownership percentage of losses of Claire in Other (expense) income, net for $0.1 million.
As of June 30, 2022, the Company’s equity method investment was $3.7 million and was included in investment in joint venture on the condensed consolidated balance sheet.
Note 18. Variable Interest Entity

The Company prepares its condensed consolidated financial statements in accordance with ASC 810, which provides for the consolidation of VIEs of which the Company is the primary beneficiary.

In February 2022, the Company acquired WildHealth as well as certain variable interests that WildHealth has in four Professional Corporations (‘‘PCs’’). The PCs are owned by a medical practitioner in accordance with certain state laws which restrict the corporate practice of medicine and require medical practitioners to own such entities. WildHealth provides management and other services to the PCs in exchange for a management fee and provides financial support to the PCs through a revolving credit arrangement. WildHealth also has separate agreements with the equity holder of the PCs where it may acquire and assign such equity interests for certain PCs. WildHealth consolidates the PCs as VIEs. The Company determined that the PCs are VIEs as WildHealth is the primary beneficiary of the PCs.

The assets, liabilities, revenues, and operating results of the VIEs after elimination of intercompany transactions were not material as of and for the three and six months ended June 30, 2022.

Note 19. Related Parties

Related parties are defined as entities related to the Company’s Directors or main shareholders as well as equity method affiliates. The Company provides services to Claire, an equity method affiliate (refer to Note 17 – Equity Method Investment for additional information on equity method affiliate), through the Master Service Agreement (the “MSA”). These services are identified within the MSA’s scope of work and include marketing, end user features, custom software development, and business/management services. Revenues for the services provided to related parties included in the Company’s consolidated statements of operations were $13.2 million for the six months ended June 30, 2022. Deferred revenues for amounts billed to related parties less recognized revenue included in the Company’s consolidated statements of operations were $9.5 million as of June 30, 2022. Refer to Note 2 – Revenue Recognition for additional information. Total billings were $22.7 million and accounts receivable were $12.7 million as of June 30, 2022 included in the Company’s condensed consolidated balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. We base these estimates on our historical experience, future expectations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments that may not be readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates and assumptions relate to estimates of the carrying amount of goodwill, intangibles, depreciation, stock based-compensation, valuation allowances for deferred income taxes, accounts receivable, the expected term of a customer relationship, accruals and other factors. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. In addition, our actual results could differ from our estimates and assumptions based upon impacts on our business and general economic conditions.

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

The Conversational Cloud, the Company’s enterprise-class cloud-based platform, enables businesses to become conversational by securely deploying AI-powered messaging at scale for brands with tens of millions of customers and many thousands of agents. The Conversational Cloud powers conversations across each of a brand’s primary digital channels, including mobile apps, mobile and desktop web browsers, SMS, social media and third-party consumer messaging platforms. Brands can also use the Conversational Cloud to message consumers when they dial a 1-800 number instead of forcing them to navigate IVRs and wait on hold. Similarly, the Conversational Cloud can ingest traditional emails and convert them into messaging conversations, or embed messaging conversations directly into web advertisements, rather than redirect consumers to static website landing pages. Agents can manage all conversations with consumers through a single console interface, regardless of where the conversations originated.

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

LivePerson’s Conversational AI offerings put the power of bot development, training, management and analysis into the hands of the contact center and its agents, the teams most familiar with how to structure sales and service conversations to drive successful outcomes. The platform enables what we call “the tango” of humans, AI and bots, whereby human agents act as bot managers, overseeing AI-powered conversations and seamlessly stepping into the flow when a personal touch is needed. Agents become ultra-efficient, leveraging the AI engine to serve up relevant content, define next-best actions and take over repetitive transactional work, so that the agent can focus on relationship building. By seamlessly integrating messaging with the

Company’s proprietary Conversational AI, as well as third-party bots, the Conversational Cloud offers brands a comprehensive approach to scaling automations across their millions of customer conversations.

Complementing the Company’s proprietary messaging and Conversational AI offerings are teams of technical, solutions and consulting professionals that have developed deep domain expertise in the implementation and optimization of conversational services across industries and messaging endpoints. The Company is a leading authority in the Conversational Space. LivePerson’s products, coupled with its domain knowledge, industry expertise and professional services, have been proven to maximize the effectiveness of the Conversational Space and deliver measurable return on investment for LivePerson’s customers. Certain of the Company’s customers have achieved the following advantages from its offerings:
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

In order to drive broad messaging adoption, it is imperative that the Conversational Cloud integrates to all of the messaging apps that consumers prefer to use for communication and addresses all key use cases. For example, if a consumer is an avid WhatsApp user, and a brand only offers SMS as a messaging option, that consumer may be reluctant to try messaging the brand. Therefore, a key strategy of ours has been to build one of the industry’s broadest ecosystems of messaging endpoints and use cases. In June 2016, we launched with In-App messaging. In 2017, we introduced Facebook Messenger, SMS, Web messaging and IVR deflection integrations. In 2018, we added Apple Business Chat, Google Rich Business Messenger, Line, WhatsApp, Alexa, Google Home, Google Ad Lingo and Twitter. In 2019, we added email, allowing brands to manage emails through the same console they use for messaging, and to convert legacy emails into messaging conversations. We also added social monitoring and conversational tools for Twitter and Facebook, and introduced proactive messaging, allowing brands to transform traditional one-way notifications such as flight cancellations or phone plan overage alerts into two-way conversations. Finally, we connected to Facebook and WhatsApp digital advertisements, enabling consumers to initiate messaging conversations for marketing and customer care directly within the advertisement. In 2020, we added Instagram and Google’s Business Messages, allowing brands to bring customer-initiated conversations into the Conversational Cloud directly from Instagram, Google Search, and Google Maps. In 2021, we acquired Callinize, Inc. (bda Tenfold) ("Tenfold"), which allows our brands to bring the LivePerson Conversational Cloud into other applications, starting with Salesforce and expanding into other leading CRM and Helpdesk platforms. The ability to power conversational experiences beyond our own workspace opens up further messaging volumes and workflows for LivePerson to participate in.

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

We believe LivePerson is leading the structural shift to Conversational AI. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. Our Conversational AI leadership and the increase in adoption have influenced

LivePerson’s enterprise and mid-market revenue retention rate, (the trailing-twelve-month change in total revenue from existing customers after upsells, downsells and attrition) which was above 100% but just below our target range of 105% to 115%. The benefit can also be seen in LivePerson’s average revenue per user (“ARPU”) for our enterprise and mid-market customers, which increased approximately 23% for the trailing twelve months ended June 30, 2022 to $660,000 from approximately $535,000 for the trailing twelve months ended June 30, 2021. We believe these ARPU trends are a clear indication of how LivePerson’s strategy to drive messaging adoption has successfully influenced our revenue growth by taking share from legacy communication channels.

Attract the industry’s best AI, machine learning and conversational talent. We believe that AI and machine learning are critical to successfully scaling in the Conversational Space, and that in order to develop the industry’s leading technology, we need to attract the industry’s best talent. We have hired some of the industry’s brightest data scientists, machine learning engineers and automation engineers, many from firms such as Nike, Amazon.com, Microsoft and Target, who are working exclusively on applying AI to the Conversational Space. LivePerson also expanded its development talent base in Germany, and added key development talent through the acquisitions of BotCentral in Mountain View, California; e-bot7 GmbH (“e-bot7”) in Munich, Germany; and VoiceBase, Inc. (“VoiceBase”) in San Francisco, California.

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

We believe that LivePerson’s differentiated approach to the Conversational Space, combined with our unique technology and expertise, has established us as a market leader with an ability to deliver superior returns on investment. LivePerson customers manage as many as 40 messaging conversations at a time, as compared to one at a time for a voice agent and two to four at a time for a good chat agent. Adding AI and bots provides even greater scale to the number of conversations managed. Our customers often see labor efficiency gains of at least two times that of voice agents, effectively cutting labor costs by at least 50%. Furthermore, our ability to deliver more convenient, personalized and content-rich conversations often drives increases in customer satisfaction of up to 20 percentage points and increases in sales conversions of up to 20%, while enhancing average order value, customer retention and loyalty.

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
Continue to build our international presence. We are focused on continuing to build our international presence through expansion of our international revenue contribution, which accounted for 35% of total revenue in 2021. We are generating positive results from our recent investments in the Asia-Pacific, Europe, and Latin America regions. Expanding go-to-market capacity in international theaters is one of our key strategic focuses and also part of our motivation for our recent acquisition of e-bot7.
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

In addition, we have opened up access to our platform and our products with more than 40 APIs and software development kits that allow customers and third parties to develop on top of our platform. Customers and partners can utilize these APIs to build our capabilities into their own applications and to enhance our applications with their services. In 2019, we launched LivePerson Functions, a serverless function as a service (“FaaS”) integration which enables brands to develop custom behaviors within LivePerson’s conversational platform to easily and rapidly tailor conversation flows to their specific needs. In 2022, we launched our partnership with Celonis to embed Voicebase analytics and Celonis conversation mining into an application capable of analyzing omni-channel conversational data to enable operational improvements and automate the customer journey.

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

Key Metrics

Financial overview of the three months ended June 30, 2022 compared to the three months ended June 30, 2021:
•Total revenue increased 11% to $132.6 million from $119.6 million.
•Revenue from our Business segment increased 12% to $123.4 million from $109.8 million.
•Gross profit margin decreased to 66% from 67%.
•Cost and expenses increased 52% to $202.8 million from $133.2 million.
•Net loss increased to $75.4 million from $21.1 million.
•Average annual revenue per enterprise and mid-market customer increased approximately 23% to $660,000 for the trailing-twelve-months ended June 30, 2022, as compared to $535,000 for the trailing twelve months ended June 30, 2021.
•Our target for enterprise and mid-market revenue retention in second quarter 2022 matches 2021, and is a range of 105% to 115%. Revenue retention rate for enterprise and mid-market customers on the Conversational Cloud was just below our target range for the second quarter 2022 and the comparable period in 2021. Revenue retention rate measures the percentage of revenue retained at quarter end, from full service customers that were on the Conversational Cloud at the same period a year ago.

Adjusted EBITDA and Adjusted Operating Income (Loss)

To provide investors with additional information regarding our financial results, we have disclosed adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted operating income (loss), which are non-GAAP financial measures. The tables below present a reconciliation of adjusted EBITDA and adjusted operating income (loss) to net income (loss), the most directly comparable GAAP financial measures.
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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Reconciliation of Adjusted EBITDA
GAAP net loss	$(75,411)	$(21,119)	$(140,775)	$(42,314)
Amortization of purchased intangibles and finance leases	5,483	1,558	10,799	3,108
Stock-based compensation	36,517	15,087	68,383	29,698
Contingent earn-out adjustments	—	—	—	132
Restructuring costs (1)	10,861	493	10,838	3,225
Depreciation	7,127	6,973	14,351	13,578
Other litigation and consulting costs (2)	3,053	2,835	4,804	4,182
Provision for (benefit from) income taxes	1,214	598	1,021	(253)
Acquisition costs	1,703	—	2,122	—
Interest expense, net	682	9,281	2,114	18,410
Other (expense) income, net (3)	3,266	(2,338)	3,206	(3,050)
Adjusted EBITDA (loss)	$(5,505)	$13,368	$(23,137)	$26,716
——————————————
(1)Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.4 million for the three months ended June 30, 2022. Includes lease restructuring costs of $0.3 million and severance costs and other compensation related costs of $0.2 million for the three months ended June 30, 2021. Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.3 million for the six months ended June 30, 2022. Includes lease restructuring costs of $0.5 million and severance costs and other compensation related costs of $2.7 million for the six months ended June 30, 2021.
(2)Includes consulting costs of $0.2 million, litigation costs of $2.3 million and accrued expenses and fees of $0.5 million for the three months ended June 30, 2022. Includes litigation costs of $1.6 million, employee benefit costs of $0.6 million, consulting costs of $0.4 million and an increase to the reserve for sales and use tax liability of $0.2 million for the three months ended June 30, 2021. Includes litigation costs of $3.0 million, employee benefit costs of $0.7 million, consulting costs of $0.8 million, and an increase to the reserve for sales and use tax liability of $0.3 million for the six months ended June 30, 2022. Includes litigation costs of $2.8 million, employee benefit cost of $0.6 million, consulting costs of $0.6 million and an increase to the reserve for sales and use tax liability of $0.2 million for the six months ended June 30, 2021.
(3)Includes $0.2 million of other income related to the settlement of leases, offset by $1.8 million of costs related to elimination entries for our Equity Method Investment, for the three and six months ended June 30, 2022. The remaining amount of other (income) expense for the three and six months ended June 30, 2022 is attributable to currency rate fluctuations. Includes $3.3 million of other income related to the settlement of leases for the three and six months ended June 30, 2021. The remaining amount of other (income) expense for the three and six months ended June 30, 2021 is attributable to currency rate fluctuations.
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
•    adjusted operating income (loss) does not consider the impact of acquisition related costs;
•    adjusted operating income (loss) does not consider the impact of restructuring costs;
•    adjusted operating income (loss) does not consider the impact of other costs;
•    other companies, including companies in our industry, may calculate adjusted operating income (loss) differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted operating income (loss) alongside other financial performance measures, including various pre-tax GAAP loss and our other GAAP results. The following table presents a reconciliation of adjusted operating income (loss) for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Reconciliation of Adjusted Operating Income (Loss)
Loss before provision for (benefit from) income taxes	$(74,197)	$(20,521)	$(139,754)	$(42,567)
Amortization of purchased intangibles and finance leases	5,483	1,558	10,799	3,108
Stock-based compensation	36,517	15,087	68,383	29,698
Restructuring costs (1)	10,861	493	10,838	3,225
Other litigation and consulting costs (2)	3,053	2,835	4,804	4,182
Contingent earn-out adjustments	—	—	—	132
Acquisition costs	1,703	—	2,122	—
Interest expense, net	682	9,281	2,114	18,410
Other (expense) income, net (3)	3,266	(2,338)	3,206	(3,050)
Adjusted Operating income (loss)	$(12,632)	$6,395	$(37,488)	$13,138
——————————————
(1)Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.4 million for the three months ended June 30, 2022. Includes lease restructuring costs of $0.3 million and severance costs and other compensation related costs of $0.2 million for the three months ended June 30, 2021. Includes severance costs and other compensation related costs of $10.5 million and lease restructuring costs of $0.3 million for the six months ended June 30, 2022. Includes lease restructuring costs of $0.5 million and severance costs and other compensation related costs of $2.7 million for the six months ended June 30, 2021.
(2)Includes consulting costs of $0.2 million, litigation costs of $2.3 million and accrued expenses and fees of $0.5 million for the three months ended June 30, 2022. Includes litigation costs of $1.6 million, employee benefit costs of $0.6 million, consulting costs of $0.4 million and an increase to the reserve for sales and use tax liability of $0.2 million for the three months ended June 30, 2021. Includes litigation costs of $3.0 million, employee benefit costs of $0.7 million, consulting costs of $0.8 million, and an increase to the reserve for sales and use tax liability of $0.3 million for the six months ended June 30, 2022. Includes litigation costs of $2.8 million, employee benefit costs of $0.6 million, consulting costs of $0.6 million, and an increase to the reserve for sales and use tax liability of $0.2 million for the six months ended June 30, 2021.
(3)Includes $0.2 million of other income related to the settlement of leases, offset by $1.8 million of costs related to elimination entries for our Equity Method Investment, for the three and six months ended June 30, 2022. The remaining amount of other (income) expense for the three and six months ended June 30, 2022 is attributable to currency rate fluctuations. Includes $3.3 million of other income related to the settlement of leases for the three and six months ended June 30, 2021. The remaining amount of other (income) expense for the three and six months ended June 30, 2021 is attributable to currency rate fluctuations.

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

Total revenue of $132.6 million and $119.6 million was recognized for the three months ended June 30, 2022 and 2021, respectively, and $262.8 million and $227.5 million during the six months ended June 30, 2022 and 2021, respectively.

We defer all incremental commission costs to obtain the contract (contract acquisition costs). The contract acquisition costs consist of prepaid sales commissions and have balances as of June 30, 2022 and December 31, 2021 of $43.4 million and $40.7 million, respectively. We amortize these costs over the related period of benefit using the expected life of the customer contract, which we determine to be three to five years, consistent with the transfer to the customer of the services to which the asset relates. We classify contract acquisition costs as long-term unless they have an original amortization period of one year or less.

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

Revenue attributable to our monthly hosted Business services accounted for 72% and 80% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 77% and 79% for the six months ended June 30, 2022 and 2021, respectively.

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

Revenue attributable to Professional Services accounted for 22% and 12% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 16% and 13% for the six months ended June 30, 2022 and 2021, respectively.

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

Revenue from our Consumer segment accounted for 7% and 8% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 7% and 8% for the six months ended June 30, 2022 and 2021, respectively.

Remaining Performance Obligation

As of June 30, 2022, the aggregate amount of the total transaction price allocated in contracts with original duration of one year or greater to the remaining performance obligations was $408.8 million. Approximately 92% of our remaining performance obligations is expected to be recognized during the next 24 months, with the balance recognized thereafter. The aggregate balance of unsatisfied performance obligations represents contracted revenue that has not yet been recognized, and does not include contract amounts that are cancellable by the customer, amounts associated with optional renewal periods, and any amounts related to performance obligations, which are billed and recognized as they are delivered. We have elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of less than one year. Such remaining performance obligations represent unsatisfied or partially unsatisfied performance obligations pursuant to ASC 606, “Revenue from Contracts with Customers.”

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance. The increase of $11.7 million in deferred revenue balance as of June 30, 2022 from the deferred revenue balance of $98.9 million as of December 31, 2021 is primarily driven by cash payments received or due in advance of our performance obligations, partially offset by $95.8 million in revenues recognized that were included in the deferred revenue balance as of December 31, 2021.

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

For the three months ended June 30, 2022 and 2021, we accrued approximately $4.8 million and $5.1 million in cash awards, respectively, and for the six months ended June 30, 2022 and 2021, we accrued approximately $11.9 million and $10.4 million in cash awards, respectively, to be settled in shares of our stock and recorded a corresponding expense, which is included as a component of stock-based compensation expense in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was approximately $29.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of approximately 2.7 years.

As of June 30, 2022, there was approximately $129.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over the remaining weighted average period of approximately 3.0 years.

Accounts Receivable

We perform ongoing credit evaluations of our customers’ financial condition (except for customers who purchase the LivePerson services by credit card via Internet download) and have established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information that we believe to be reasonable, although they may change in the future. If there is a deterioration of a customer’s credit worthiness or actual write-offs are higher than our historical experience, our estimates of recoverability for these receivables could be adversely affected. Although our large number of customers limits our concentration of credit risk, if we experience a significant write-off from one of our large customers, it could have a material adverse impact on our consolidated financial statements. No single customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2022 and 2021. Two customers exceeded 10% of our total accounts receivable as of June 30, 2022. No single customer accounted for 10% or more of our total accounts receivable as of December 31, 2021. During the six months ended June 30, 2022, we increased our allowance for doubtful accounts from $6.3 million as of December 31, 2021 to approximately $8.2 million. A large proportion of receivables are due from larger corporate customers that typically have longer payment cycles. Accounts receivable is presented net of an allowance for doubtful accounts and sales reserve of $8.2 million and $2.9 million as of June 30, 2022, respectively, and $6.3 million and $4.1 million as of December 31, 2021, respectively.

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
The Company includes interest accrued on the underpayment of income taxes in interest expense and penalties, if any, related to unrecognized tax benefits in general and administrative expenses. The Company recorded a valuation allowance against its U.S. and Germany deferred tax assets as it considered its cumulative loss in recent years as a significant piece of negative evidence. Since valuation allowances are evaluated on a jurisdiction by jurisdiction basis, we believe that the deferred tax assets related to LivePerson Australia Holdings Pty. Ltd., LivePerson (UK) Limited, Kasamba Inc., LivePerson Japan and LivePerson Limited (Israel) are more likely than not to be realized as these jurisdictions have positive cumulative pre-tax book income after adjusting for permanent and one-time items. During the year ended December 31, 2021, there was an increase in the valuation recorded of $51.7 million.

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

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021

Revenue

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Revenue by Segment:
Business	$123,436	$109,795	12%	$244,511	$208,675	17%
Consumer	9,129	9,810	(7)%	18,251	18,821	(3)%
Total	$132,565	$119,605	11%	$262,762	$227,496	16%

Business revenue increased by 12% to $123.4 million and by 17% to $244.5 million for the three and six months ended June 30, 2022, respectively, from $109.8 million and $208.7 million, respectively, for the comparable periods in 2021. The increase in Business revenue is driven primarily by increases in hosted services of $22.4 million during the six months ended June 30, 2022, partially offset by decreases in hosted services of $0.2 million during the three months ended June 30, 2022 and increases in professional services of $13.9 million and $13.4 million during the three and six months ended June 30, 2022, respectively. Included in hosted services is a decrease in revenue that is variable based on interaction and usage of approximately $9.8 million and $1.0 million during the three and six months ended June 30, 2022, respectively.

The increase in Business revenue was driven by both existing and new customers as LivePerson generated greater demand for its Conversational Commerce software. LivePerson is powering Conversational AI, automation and messaging strategies across a growing number of use cases from care and sales, to marketing, social, conversational advertising and brick and mortar. As adoption increases, we are seeing higher revenue per customer. Our average annual revenue per enterprise and mid-market customer increased approximately 23% year-over-year to $660,000 for the trailing twelve months ended June 30, 2022, as compared to $535,000 for the trailing twelve months ended June 30, 2021. Revenue retention for our enterprise and mid-market customers on the Conversational Cloud was just below our target range of 105% to 115% for the second quarter 2022 and comparable period in 2021. However, we are seeing some potential elongation of sales cycles driven by current macro-environmental factors.

Consumer revenue decreased by 7% to $9.1 million and by 3% to $18.3 million for the three and six months ended June 30, 2022, respectively, from $9.8 million and $18.8 million for the comparable periods in 2021. This decrease was driven by slightly lower demand by consumers to engage with experts and advisors through conversational messaging channels.

Cost of Revenue - Business

Cost of revenue - business consists of compensation costs relating to employees who provide customer service to our customers, compensation costs relating to our network support staff, outside labor provider costs, the cost of supporting our server and network infrastructure, and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Cost of revenue - business	$43,616	$38,265	14%	$91,837	$69,875	31%
Percentage of total revenue	33%	32%		35%	31%
Headcount (at period end)	219	236	(7)%	219	236	(7)%

Cost of revenue - business increased by 14% to $43.6 million for the three months ended June 30, 2022 from $38.3 million for the comparable period in 2021. This increase in expense is primarily attributable to salary and related employee expenses of approximately $6.1 million.

Cost of revenue - business increased by 31% to $91.8 million for the six months ended June 30, 2022 from $69.9 million for the comparable period in 2021. This increase in expense is primarily attributable to an increase in salary and related employee expenses of approximately $8.0 million, an increase in expenses for backup server facilities of approximately $4.1 million, an increase in business services and outsourced contracting of $2.5 million, and an increase in amortization expense of approximately $6.6 million.

Cost of Revenue - Consumer

Cost of revenue - consumer consists of compensation costs relating to employees who provide customer service to Experts and Users, compensation costs relating to our network support staff, the cost of supporting our server and network infrastructure, credit card and transaction processing fees and related costs, and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Cost of revenue - consumer	$1,433	$1,798	(20)%	$2,779	$3,707	(25)%
Percentage of total revenue	1%	2%		1%	2%
Headcount (at period end)	15	20	(25)%	15	20	(25)%

Cost of revenue - consumer decreased by 20% to $1.4 million for the three months ended June 30, 2022 from $1.8 million for the comparable period in 2021. This decrease in expense is primarily related to decreases in salary and employee related expenses, backup server facilities expenses, and credit card processing fees, partially offset by increases in business services and outsourced contracting.

Cost of revenue - consumer decreased by 25% to $2.8 million for the six months ended June 30, 2022 from $3.7 million for the comparable period in 2021. This decrease in expense is primarily related to decreases in salary and employee related expenses, business services and outsourced contracting, and in credit card processing fees.

Sales and Marketing - Business

Sales and marketing - business expenses consist of compensation and related expenses for sales and marketing personnel, as well as advertising, marketing events, public relations, trade show exhibit expenses and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Sales and marketing - business	$53,260	$31,915	67%	$105,543	$62,118	70%
Percentage of total revenue	40%	27%		40%	27%
Headcount (at period end)	724	327	121%	724	327	121%

Sales and marketing - business expenses increased by 67% to $53.3 million for the three months ended June 30, 2022 from $31.9 million for the comparable period in 2021. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $17.0 million, an increase in marketing expenses of approximately $2.1 million, and an increase in backup server facilities of approximately $2.4 million.

Sales and marketing - business expenses increased by 70% to $105.5 million for the six months ended June 30, 2022 from $62.1 million for the comparable period in 2021. This increase was primarily attributable to an increase in salary and related employee expenses of approximately $32.1 million, an increase in marketing expenses of approximately $6.4 million, an increase in backup server facilities of $3.3 million, and an increase in business services and outsourced contracting of $1.7 million.

Sales and Marketing - Consumer

Sales and marketing - consumer expenses consist of compensation and related expenses for marketing personnel, as well as online promotion, public relations and allocated occupancy costs and related overhead.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Sales and marketing - consumer	$6,723	$6,707	—%	$12,572	$13,457	(7)%
Percentage of total revenue	5%	6%		5%	6%
Headcount (at period end)	15	16	(6)%	15	16	(6)%

Sales and marketing - consumer expenses remained relatively flat at $6.7 million for the three months ended June 30, 2022 and for the comparable period in 2021.

Sales and marketing - consumer expenses decreased by 7% to $12.6 million for the six months ended June 30, 2022 from $13.5 million for the comparable period in 2021. This decrease is primarily attributable to decreases in marketing expenses of approximately $0.4 million and a decrease in outsourced subcontracting of $0.4 million.

General and Administrative

Our general and administrative expenses consist of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
General and administrative	$30,246	$16,105	88%	$59,981	$30,591	96%
Percentage of total revenue	23%	13%		23%	13%
Headcount (at period end)	162	112	45%	162	112	45%

General and administrative expenses increased by 88% to $30.2 million for the three months ended June 30, 2022 from $16.1 million for the comparable period in 2021. This increase is primarily attributable to an increase in salary and related employee expenses of approximately $2.8 million, an increase in contingent compensation of $9.2 million in conjunction with acquisitions, an increase in facilities expense of $1.2 million, and an increase in business services of approximately $0.8 million.

General and administrative expenses increased by 96% to $60.0 million for the six month ended June 30, 2022 from $30.6 million for the comparable period in 2021. This increase is primarily attributable to an increase in salary and related employee expenses of approximately $8.4 million, an increase in contingent compensation of $14.7 million in conjunction with acquisitions, an increase in business services expenses of $3.8 million and an increase in facilities expense of $2.4 million.

Product Development

Our product development expenses consist of compensation and related expenses for product development personnel as well as allocated occupancy costs and related overhead and outsourced labor and expenses for testing new versions of our software.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Product development	$55,752	$37,526	49%	$111,824	$70,981	58%
Percentage of total revenue	42%	31%		43%	31%
Headcount (at period end)	604	524	15%	604	524	15%

Product development costs increased by 49% to $55.8 million for the three months ended June 30, 2022 from $37.5 million for the comparable period in 2021. This increase is primarily related to increases in salary and employee related expenses of approximately $8.3 million, an increase in contingent compensation of $3.9 million in conjunction with acquisitions, an increase in business services and outsourcing subcontracted labor of approximately $3.4 million, an increase in software expenses of approximately $2.4 million, and an increase in depreciation expenses of approximately $0.3 million. We also made investments in public cloud migration, and in enhancing and expanding new features of the Conversational Cloud. Further, we invested in hiring more data scientists and machine learning engineers to focus on Conversational AI.

Product development costs increased by 58% to $111.8 million for the six months ended June 30, 2022 from $71.0 million for the comparable period in 2021. This increase is primarily related to an increase in salary and employee related expenses of approximately $23.3 million, an increase in contingent compensation of $5.0 million in conjunction with acquisitions, an increase in business services and outsourcing subcontracted labor of approximately $8.0 million, an increase in software expenses of approximately $3.7 million, and an increase in depreciation expenses of approximately $0.9 million.

We continue to invest in new product development efforts to expand the capability of the Conversational Cloud. Upon completion, the project costs will be depreciated over five years. For the three and six months ended June 30, 2022, $9.3 million and $19.1 million was capitalized, respectively, compared to $9.2 million and $17.4 million, respectively, for the comparable periods in 2021.

Restructuring Costs

Restructuring costs consist of re-prioritizing and reallocating resources to focus on areas believed to show high growth potential.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Restructuring costs	$10,861	$493	2,103%	$10,838	$3,225	236%
Percentage of total revenue	8%	—%		4%	1%

Restructuring costs increased to $10.9 million during the three months ended June 30, 2022 from $0.5 million for the comparable period in 2021. The restructuring cost for the three months ended June 30, 2022 is driven by a restructuring initiative commenced during the second quarter of 2022. The purpose of this restructuring plan was to realign our cost structure to better reflect significant product and business model innovation and changes over the past year due to acquisitions and factors outside of our control. As part of the restructuring initiative, we reoriented our global product and engineering organization for greater efficiency and focus, and reallocated some spending to increase our investment in customer success and go-to-market initiatives. We believe these initiatives will better align resources to provide further operating flexibility and position the business for long-term success.

Amortization of Purchased Intangibles

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Amortization of purchased intangibles	$923	$374	147%	$1,822	$749	143%
Percentage of total revenues	1%	—%		1%	—%

Amortization expenses for purchased intangibles increased by 147% to $0.9 million and by 143% to $1.8 million for the three and six months ended June 30, 2022, respectively, from $0.4 million and $0.7 million for the comparable periods in 2021, respectively, primarily driven by additional amortization of intangibles obtained during acquisitions of e-bot7 in July 2021, Tenfold and VoiceBase in October 2021 and WildHealth in February 2022.

Additional amortization expenses in the amount of $4.6 million and $9.0 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, is included in cost of revenue.

Other Expense, net

Other expense, net consists of interest income on cash and cash equivalents, investment income and financial (expense) income which is a result of currency rate fluctuations associated with exchange rate movement of the U.S. dollar against the New Israeli Shekel (“NIS”), British Pound, Euro, Australian Dollar, and Japanese Yen.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Interest expense, net	$(682)	$(9,281)	93%	$(2,114)	$(18,410)	89%
Other (expense) income, net	(3,266)	2,338	(240)%	(3,206)	3,050	(205)%
Other expense, net	$(3,948)	$(6,943)	43%	$(5,320)	$(15,360)	65%

Other expense, net decreased by 43% to $3.9 million for the three months ended June 30, 2022 from $6.9 million for the comparable period in 2021 primarily due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of the Notes, offset by other expense associated with the Company’s equity method investment.
Other expense, net decreased by 65% to $5.3 million for the six months ended June 30, 2022 from $15.4 million for the comparable period in 2021 primarily due to the adoption of ASU 2020-06 and the elimination of the debt discount that was previously being amortized to interest expense over the contractual term of the Notes, offset by other expense associated with the Company’s equity method investment.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Change	2022	2021	% Change
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,214	$598	103%	$1,021	$(253)	(504)%

We had a tax provision of $1.2 million and $1.0 million for the three and six months ended June 30, 2022, respectively. Provision for income taxes was $0.6 million for the three months ended June 30, 2021 and benefit from income taxes was $0.3 million for the six months ended June 30, 2021. Our consolidated effective tax rate was impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate.

For the three months ended June 30, 2022, the Company recorded a tax provision of $1.2 million. This amount consists mainly of a tax provision of $2.5 million on operating earnings for the period coupled with a stock compensation tax deficiency of $0.3 million related to stock compensation arrangements for LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel), offset by a tax benefit of $1.6 million related to the release of a valuation allowance in conjunction with the WildHealth transaction.

For the six months ended June 30, 2022, the Company recorded a tax provision of $1.0 million. This amount consists of a tax provision of $2.5 million on operating earnings for the period coupled with a stock compensation tax deficiency of $0.1 million related to stock compensation arrangements for LivePerson, LivePerson (UK) Limited and LivePerson Limited (Israel), offset by a tax benefit of $1.6 million related to the release of a valuation allowance in conjunction with the WildHealth transaction.
Net Loss

We had a net loss of $75.4 million and $140.8 million for the three and six months ended June 30, 2022, respectively, compared to a net loss of $21.1 million and $42.3 million for the three and six months ended June 30, 2021, respectively.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(64,367)	$30,614
Net cash used in investing activities	(33,435)	(24,547)
Net cash (used in) provided by financing activities	(954)	7,271

As of June 30, 2022, we had approximately $426.4 million in cash, cash equivalents, and restricted cash, a decrease of approximately $97.2 million from December 31, 2021. The decrease is primarily attributable to the acquisition costs of WildHealth and cash paid for the purchase of property and equipment, including capitalized software.

Net cash used in operating activities was $64.4 million for the six months ended June 30, 2022. Our net loss of $140.8 million includes the effect of non-cash expenses related to stock-based compensation of $68.4 million; depreciation of $14.4 million; an increase in deferred revenue of $13.0 million; and an increase in accrued expenses of $3.9 million. This was partially offset by increases in accounts receivable of $32.7 million and prepaid expenses of $8.0 million. Net cash provided by operating activities was $30.6 million for the six months ended June 30, 2021.
Our net loss of $42.3 million for the six months ended June 30, 2021 includes the effect of non-cash expenses related to stock-based compensation of $29.7 million; depreciation of $13.6 million; an increase in deferred revenue of $20.1 million and accrued expenses of $20.5 million. This was partially offset by increases in accounts receivable of $11.7 million and prepaid expenses of $3.9 million.

Net cash used in investing activities was $33.4 million for the six months ended June 30, 2022 and was driven primarily by the acquisition costs for the purchase of WildHealth, the purchase of fixed assets for our co-location facilities, and capitalization of internally developed software. Net cash used in investing activities was $24.5 million for the six months ended June 30, 2021 and consisted primarily of the purchase of fixed assets for our co-location facilities and capitalization of internally developed software.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2022, consisting primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees, offset by principal payments related to finance leases. Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2021 and consisted primarily of proceeds from issuance of common stock in connection with the exercise of stock options by employees.

We have incurred significant expenses to develop our technology and services, to hire employees in our customer service, sales, marketing and administration departments, and for the amortization of purchased intangible assets, as well as non-cash compensation costs. Historically, we have incurred net losses and negative cash flows for various quarterly and annual periods since our inception, including during numerous quarters and annual periods in the past several years. As of June 30, 2022, we had an accumulated deficit of approximately $607.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

Our Israeli operations have currency rate fluctuation risk associated with the exchange rate movement of the U.S. dollar against the NIS. During the three months ended June 30, 2022, the U.S. dollar appreciated by approximately 4% and during the six months ended June 30, 2022, the U.S. dollar appreciated by approximately 0.3%, as compared to the NIS. During the three and six months ended June 30, 2022, expenses generated by our Israeli operations totaled approximately $16.4 million and $32.4 million, respectively. We actively monitor the movement of the U.S. dollar against the NIS, Pound Sterling, Euro, Australian dollar, and Japanese Yen and have considered the use of financial instruments, including but not limited to derivative financial instruments, which could mitigate such risk. If we determine that our risk of exposure materially exceeds the potential cost of derivative financial instruments, we may in the future enter in to these types of arrangements. The functional currency of our wholly-owned Israeli subsidiaries, LivePerson Limited (Israel) and Kasamba Inc., is the U.S. dollar; the functional currency of our operations in the United Kingdom is the Pound Sterling; the functional currency of our operations in the Netherlands, Germany, France, and Italy is the Euro; the functional currency of our operations in Australia is the Australian Dollar; and the functional currency of our operations in Japan is the Japanese Yen.

Foreign Currency Forward Contracts

During negotiations with one of our foreign customers, the customer requested to make payments to us for the services rendered in local foreign currency. On June 29, 2022, we executed three foreign exchange forward contracts to mitigate the potentially unfavorable impact of foreign exchange rate changes on our results of operations. The customer contract, signed between the Company and the foreign customer on June 30, 2022, called for payments in U.S. dollars. The same day, LivePerson unwound the foreign exchange forward contracts resulting in no net outstanding foreign currency derivative contracts as of June 30, 2022.

The Company accounted for the transaction as an economic hedge not designated as an effective hedge for hedge accounting purposes. We recorded the immaterial changes in the fair value of the foreign exchange forward contracts immediately to earnings in other expense, net in the accompanying condensed consolidated statements of operations.

Collection Risks

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. During the six months ended June 30, 2022, our allowance for doubtful accounts increased by $1.9 million to approximately $8.2 million. During the six months ended June 30, 2021, we increased our allowance for doubtful accounts by $0.5 million to approximately $5.8 million. A large proportion of our receivables are due from larger corporate customers that typically have longer payment cycles. We base our allowance for doubtful accounts on specifically identified credit risks of customers, historical trends and other information that we believe to be reasonable. Receivables are written-off and charged against the applicable recorded allowance when we have exhausted collection efforts without success. We adjust our allowance for doubtful accounts when accounts previously reserved have been collected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company filed an intellectual property suit against [24]7 Customer, Inc. (“[24]7”) in the Southern District of New York on March 6, 2014 seeking damages on the grounds that [24]7 reverse engineered and misappropriated the Company’s technology to develop competing products and misused the Company’s business information. On June 22, 2015, [24]7 filed suit against the Company in the Northern District of California alleging patent infringement. On December 7, 2015, [24]7 filed a second patent infringement suit against the Company, also in the Northern District of California. On March 16, 2017, the New York case was voluntarily transferred and consolidated with the two California cases in the Northern District of California (the “Court”) for all pre-trial purposes. Rulings by both the Court and the United States Patent and Trademark Office in the Company’s favor have invalidated the majority of [24]7 patents that were asserted in the patent cases. The Company believes the remaining claims filed by [24]7 are entirely without merit and intends to defend them vigorously. Trial for the Company’s intellectual property and other claims asserted against [24]7 related to three of the customers at issue occurred on May 24, 2021 and the jury awarded approximately $30.3 million in favor of the Company, including approximately $6.7 million in compensatory damages and approximately $23.6 million in punitive damages. After the jury reached its verdict, additional post-trial motions were filed by [24]7 and LivePerson, including [24]7 asking the Court to order a new trial, overturn the jury’s verdict, or reduce the amount of punitive damages the jury awarded, and LivePerson requested interest on the judgment. The Company and [24]7 also reached agreement on the terms of a permanent injunction, and that additional costs are owed to the Company in the amount of $0.4 million, which the Court has entered. On July 28, 2022, the Court denied [24]7’s post-trial motions and granted LivePerson’s motion for interest, awarding approximately an additional $4.3 million. The Company currently anticipates that [24]7 may elect to appeal these matters. Accordingly, no amounts for the judgment have been reflected in the Company’s financial statements. Trial for [24]7’s patent infringement claims as well as the Company’s trade secret claims asserted against [24]7 that relate to additional customers have been stayed, to be reset by the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by the issuer during three months ended June 30, 2022.

Purchase of Equity Securities by the Issuer

There were no repurchases of equity securities by the issuer during the three and six months ended June 30, 2022.

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

LIVEPERSON, INC.
(Registrant)

Date:	August 9, 2022	By:	/s/ ROBERT P. LOCASCIO
		Name:	Robert P. LoCascio
		Title:	Chief Executive Officer (principal executive officer)

Date:	August 9, 2022	By:	/s/ JOHN D. COLLINS
		Name:	John D. Collins
		Title:	Chief Financial Officer (principal financial officer)